Form 10KSB
period 2008-03-31
Swav Enterprises Ltd.
filed 2008-07-17
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to __________________

Commission file number: 000-53223

SWAV ENTERPRISES LTD.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 628, 138 – 4th Ave. S.E, Calgary Alberta, Canada T2G 4Z6
(Address of principal executive offices)

(403) 239-2351
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

State issuer’s revenues for its most recent fiscal year. $31,565.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

5,050,000 shares at $0.03 per share = $151,500.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes[ ]No[ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,400,000 common shares as of July 8, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[ x ]

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Forward Looking Statements.

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 14, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to this annual report.

General

We were incorporated on March 20, 2007, in the State of Nevada. On April 1, 2007, we acquired SWAV Holdings Inc. of Calgary, Alberta. SWAV Holdings is an importer and wholesaler of Chinese manufactured goods. SWAV Holdings was incorporated in the Province of Alberta, Canada in March 1999. On April 1, 2007, we acquired all of the issued and outstanding share capital of SWAV Holdings by completing two share exchange agreements with then shareholders of SWAV Holdings. Pursuant to the share exchange agreements, the then shareholders of SWAV Holdings exchanged all of their common shares in SWAV Holdings with 8,900,000 common shares of our company on April 1, 2007.

Recently, SWAV Holdings has expanded its focus to office and home furnishing products. SWAV Holdings has its principal operating office and a warehouse in Calgary, Alberta, Canada.

Corporate Background

SWAV Holdings initially imported a variety of goods from China and wholesaled them in the Calgary area. Early products included: various promotional gift products, women’s clothing, ballroom dancing shoes, and women’s fashion accessories. The original warehouse doubled as a showroom, where clients could browse through the products and immediately fill their orders. Most of the early clients were from Calgary and the surrounding areas. SWAV Holdings then began focusing on personalized promotional products. This enabled the company to fill numerous orders for goods such as: tailored pens, promotional key chains, business card holders, and even political paraphernalia. Clients included local accounting firms, auto dealerships, restaurants, and regional politicians.

In addition, because our President and Chief Executive Officer, Pui Shan Lam, has traveled frequently to China and has become generally familiar with doing business with Chinese businesses, we have provided consulting services to other companies in Canada who wish to carry out various projects in China. However, we have ceased provision of consulting services as a part of our business in summer of 2007 after we established a focus on importing furniture goods manufactured in China.

SWAV Holdings has successfully conducted business through various distribution channels, such as auctions and trade shows. We engage Able Auctions, an auction house in Calgary, Alberta, Canada to conduct auctions for us, which generally occur once a month. We have effectively used auctions to dispose of our excess inventory. Through our engagement of Able Auctions, we do not have to pay for any of the operating expenses related to the auction house other than paying a commission on any sale. The auction house does its own advertising as it deems necessary and provides warehousing facility as required. We paid Able Auction a total cost of 18% commission on each sale in year 2007 and will also pay Able Auction 18% commissions on our sales in year 2008. There is no other cost involved with Able Auctions. We deliver the furniture to Able Auctions’ premise and the buyers take care of their own delivery. Able Auctions charges all of their clients the same commission rate. There is no written agreement signed between Able Auctions and our company.

In addition, SWAV Holdings has rented kiosks in the General Store, which is located in a shopping mall in Calgary, Alberta, Canada and outdoor events to try and further promote and sell its goods. Through the arrangement with the General Store, we do not have to engage sale staff as it is provided by the General Store, which charges rent for the kiosks and a commission on all the sales.

We use kiosks in the General Store mainly to sell gift and other promotional products. Because we only pay a monthly fee of approximately US$300, which includes the cost of sales staff, store space and all other operating expenses, we believe that this is an economical and efficient way to market our gift and promotional products. We have been profitable in using this method and intend to continue to use this method in the future for the sale of gift and other promotional products. As for using the auction house for selling furniture products, we pay a commission on each sale. There are no monthly or other charges involved. We believe this is an economical way to market our furniture products and intend to continue this as the principal method in selling our furniture products. In addition to the auction house, we have also been selling furniture privately to various home owners. In these private sales to home owners, we would show our furniture catalogues to the home owners, who would then place an order to us directly. After receiving the order, we would ship the ordered furniture products from China and make arrangement for delivery to the home owners directly.

Beginning in early 2007, SWAV Holdings recognized an opportunity in the furniture market due to strong housing activities in Alberta. SWAV Holdings decided to expand its business to take advantage of this growth. Presently our company has established and aims to further develop those working relationships with China-based furniture suppliers and manufacturers developed by our President and Chief Executive Officer, Pui Shan Lam. We believe this will serve as a competitive advantage and provide significant benefits and future opportunities.

Location and Facilities

SWAV Holdings maintains its head office in downtown Calgary, Alberta, Canada. The company also has a warehouse in the industrial sector of the city. There are also showroom facilities at both locations. Our company has also utilized auction warehouse facilities as storage. Able Auctions does not charge the company for the use of this space.

Products

Through our wholly owned subsidiary, SWAV Holdings, we will continue to offer our existing products, which include: various promotional gift products, women’s clothing, ballroom dancing shoes, women’s fashion accessories, ceramic statues, and silk orchids. For promotional gift products and other exiting products, they are sold to all types of buyers, including private individuals and companies.

In addition to our current product lines, we have also introduced furniture goods manufactured in China with primarily Chinese or Asian styles. We started importing furniture in the summer of 2007 by shipping one 40 foot container from China to Calgary, Alberta, Canada. Since then, we have sold most of the furniture goods shipped during this summer to private purchasers and to the public through engagement of Able Auctions, an auction house in Calgary, Alberta, Canada. In addition, we have shipped another container of furniture goods from China to Calgary, Alberta, Canada in the beginning of November, 2007. For furniture products, we plan to sell some of them privately to friends and other home owners. Through the auction house, we also plan to sell our furniture products to all types of buyers, including private home owners, companies and furniture stores and to whomever comes to the auction.

The furniture product line includes chairs, stools, shelves, side table, dining tables, sofas, etc. For the new furniture product line, we may import furniture based on specific orders from clients and import furniture that will be sold through our show room and auctions. The majority of the imported furniture to be held in inventory will be purchased based upon the management’s decisions. Clients will also have the option to place specified orders to suit their particular needs.

Source of Products

We plan to purchase all of our products directly from the manufacturers/suppliers based upon the expected market demand. Principally, all of our products will be purchased from suppliers and manufacturers based in China. In addition to normal purchasing channels, we will seek out manufacturers that have surplus production. These surpluses are comprised of remaining inventory from job lots. This will allow us to have a larger selection of items offered at competitive prices.

Furthermore, our President and Chief Executive Officer, Pui Shan Lam, has met and gotten to know a number of furniture suppliers in China, particularly in the Guangdong province. The suppliers she met in the Guangdong province of China include Kingsin Furniture, Huasheng Furniture Manufacturing Co. Ltd., Haojin Furniture Factory Co. Ltd., Sailisha Furniture Co. Ltd. and Chuang Hui Furniture Co. Ltd. We have purchased furniture goods from all of the suppliers named in the statement. Our management plans to further develop relationships with these furniture manufacturers by doing things such as beginning to purchase a small amount of merchandise from them, establishing a good credit history with these manufacturers and attending their facilities periodically for inspection of their furniture goods, in order to achieve a greater competitive advantage. There are no written agreements between our company and these furniture suppliers. Instead, we would issue a purchase order for each purchase.

Competitive Comparison

Our products contain these features that distinguish them from those of our competitors:

  our furniture will be imported from low cost suppliers and manufacturers in China which would give us a competitive advantage.

  we will focus on furniture goods with oriental features.

  we plan to rely on our contacts and associates in China to assist us in inspecting products prior to shipping to Canada. This will ensure that our furniture will be of higher quality, compared to other importers who may not have the ability to thoroughly pre-inspect their products.

Future Products

We plan to continually look for furniture products with primarily Chinese or Asian styles that we can introduce to the consumer. We intend to proactively adapt to the changing tastes of the consumer.

There are two major furniture trade shows in China every year (April and October). Our management has made plans to regularly attend these shows in the future in order to remain up-to-date with Chinese furniture fashion and consumer demand. These shows will serve as a beneficial networking tool and help us to expand our network of suppliers and manufacturers.

The Chinese Imports Market in Canada

According to Statistics Canada Spotlight: International Trade 2004, Canada’s merchandise trade surplus with the world jumped from $58.2 billion in 2003 to $67.2 billion in 2004. Despite the soaring value of the Canadian dollar, both exports and imports surged. There was an all-time high in trade surplus with the United States, Canada’s leading trading partner, which was valued at $139.3 billion. More importantly, trade deficit with China grew by $3.7 billion from the previous year to a record high of $17.5 billion in 2004. China, a major force on the international scene, is Canada’s second largest national trading partner.

Furthermore, according to Statistics Canada Spotlight: International Trade 2004, Canada’s two-way trade with China underwent explosive growth, surpassing $30.7 billion in 2004. This figure is 31.5% higher than 2003. Currently, Canada’s trade deficit with China is larger than with any other single country. This is in part due to the rising value of the Canadian dollar, which has lowered the costs of imports. Imports increased 6.2% to $363.1 billion in 2004. Specifically, imports from China grew a substantial 29.7% to $24.1 billion in 2004, which accounts for 6.8% of Canada’s imports. As China’s infrastructure continues to develop, trade with Canada will only increase. The statistics discussed in this section can be found on Statistics Canada’s website at the following URL Address: http://www42.statcan.ca/smr04/2005/08/smr04_24105_04_e.htm

The Furniture Market in Canada

Beginning in 2007, we will primarily focus our efforts on the new product line: furniture goods made in China with primarily Chinese or Asian styles. According to Canadian Business Map: the Canadian Household Furniture Market, the Canadian household furniture market grew by 15% in 2004 and continued to grow in 2005. Traditionally, the U.S. is the dominant importer of household furniture in Canada. Lately however, other countries have seen an increase in their furniture exports to Canada, and in this case, China has surpassed U.S. household furniture export figures. This increase in demand for foreign furniture is helped by a strong Canadian dollar, which makes imports more affordable. Another contributor to this growth in demand is the strong Canadian housing market.

Currently, the Alberta housing market is rapidly expanding due to the shortages caused by the mass migration of people to the province and strong industrial activities in the energy sector. According to recent statistics, January housing starts hit a three year high and are expected to continue to rise. We plan to take advantage of this strong demand created by new home owners that need to furnish their houses as well as those who wish to renovate and upgrade their existing houses.

Market Segmentation

The Canadian household furniture market is very diverse with a wide variety of consumer preferences. Based on our observation, younger Canadians in general prefer more casual furniture with unique and fashionable styling, while the older population prefers more conventional furniture. We believe that age is often a determining factor for consumer preferences in terms of furniture and home decor purchasing. Also, there seems to be a direct correlation between household size as well as income, and the amount spent on furniture. Furthermore, homeowners tend to spend more money on furniture than those who rent.

Some of the main consumers for office and institutional furnishings are private sector companies, government bodies, home office consumers, academic institutions, religious and social institutions. We believe demand growth will be the highest in large urban centers where population concentration continues to increase. Future household furniture demand is also likely to be influenced by changes in lifestyles and values. We believe demand for household furniture is expected to increase in the long- term as consumers' interest in home enhancement reaches a greater level of importance. In particular, we believe this trend is reflected in the growing popularity of home entertainment, fitness as well as comfort. We also believe that as consumer become more sophisticated and globalized in their taste in home furnishing, we can take advantage of growing demand by focusing on the supply of good quality furniture products manufactured in China with unique Chinese or Asian styles.

Our Strategy and Implementation

We aim to provide quality products manufactured in China with unique Chinese or Asian styles and to provide good service. Our current sales channels, through private sales, a general store and an auction house, allow us to maintain a low overhead costs. We believe that this strategy will help us to remain competitive.

We try to ensure that our furniture goods are of good quality by site inspection of all the furniture selected and as well inspect the furniture when they are loaded into a container. We believe that by using these screening methods, the company can achieve a high quality product.

In order to provide a wide selection of furniture, we will allow our customers to select furniture from catalogues from our suppliers. With this arrangement, it allows our company to import a variety of furniture to satisfy our customers’ desire and at the same time to maintain a good control of our capital resource.

Currently, we have relatively low overhead costs. We are not burdened by having a retail store front or a large sales staff. Using Able Auctions and the General Store, we do not have to put resources into the retail side of the business. Both these channels do the selling for us, while taking a commission. This commission is more economical than having a storefront and a full time staff. It also means we do not have to carry a large inventory of products to fill a retail storefront.

Government Approval and Effect of Governmental Regulations

Our business of selling imported products manufactured in China or other foreign countries does not require specific government approval and is not affected significantly by government regulations of Canada, other than general regulations relating to safety of consumer products and import tariffs and duties. We are subject to risks and uncertainties associated fluctuation of import duties and quotas on the goods we import into Canada. Furthermore, China or other countries in which our products are currently manufactured or may be manufactured in the future may become subject to trade restrictions imposed by the Canadian or foreign governments. However, at the time of this annual report, there is no trade restriction imposed on the goods we import from China to Canada.

Employees

The current management consists of Pui Shan Lam, the founder of our company and SWAV Holdings, Vanleo Fung, Chief Financial Officer, Secretary and a director of SWAV Enterprises. This management team is supported by three associates and part-time staffs. The management of the company will focus their attention in developing the sale channels and sourcing of products while the many administrative functions will be handled by part-time staffs.

In addition to our own direct employees, we have also relied on Grace Weisgerber, who is an associate employed by Able Auctions in Calgary, Alberta. We do not employ Ms. Grace Weisgerber directly but we access her many years of experience in the auction market through our engagement of Able Auction to assist us in the auctioning of our imported goods.

Reports to Security Holders

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements. Any Securities and Exchange Commission filings that we do file will be available to the public over the internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the site is http://www.sec.gov.

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

Our executive and head office is located at Suite 628, 138 – 4th Avenue S.E., Calgary, Alberta, Canada T2G 4Z6. We rent our executive and head office on a monthly basis and pay CAD$500 per month for the rent to an unaffiliated third party. We also pay CAD$200.00 per month to Ms. Lam for partial use of a 1,200 square feet warehousing facility. The rent we are paying to Miss Lam is comparable to rent payable to an unaffiliated third party.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not now, nor has ever been, traded on any market or securities exchange, and we have not applied for listing or quotation on any public market. There is currently no public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants.

As of the date of this annual report, our affiliates hold 6,350,000 shares.

Holders

As of July 8, 2008 there are 53 registered holders of record of our common stock.

Our transfer agent is American Registrar & Transfer Co., located at 342 East 900 South, Salt Lake City, UT 84111. Phone: 801-363-9065, Fax: 801-363-9065.

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation and bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Recent Private Placement

On June 30, 2008, we received subscriptions for 834,670 common shares for $0.03 per share from four individuals in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the four individuals were U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion should be read in conjunction with audited financial statements of our company and SWAV Holdings, our wholly owned subsidiary, and unaudited consolidated financial statements of our company and the related notes that appear elsewhere in this annual report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 14.

The audited financial statements of our company and SWAV Holdings and our unaudited consolidated financial statements are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

During year ended March 31, 2008, we generated $31,565 in revenue, compared to $7,631 generated in the year ended March 31, 2007. This revenue was generated from sales of gift products through various stores and also an auction house in Calgary, Canada. The cost of sales for the year ended March 31, 2007 was $28,828 compared to $16,278 in the year ended March 31, 2007. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period.

During year ended March 31, 2008, our selling expenses totaled $3,973, compared to $Nil for the same period in the previous year. Our operating expenses in the year ended March 31, 2008 totaled $96,431, compared to $27,961 for the same period in the previous year. The operating expenses in the year ended March 31, 2008 included administration fees of $16,671, filing fees of $3,694, incorporation costs of

$1,368, office and general expenses of $4,338, professional fees of $41,228, rent of $11,211, travel and promotion expenses of $5,641 and wages of $12,230. The operating expenses in the year ended March 31, 2007 included administration fees of $Nil, filing fees of $Nil, incorporation costs of $Nil, office and general expenses of $6,863, management fees of $8,768, professional fees of $876, rent of $7,063, travel and promotion expenses of $4,391 and wages of $Nil.

We incurred a net loss of $97,667 for year ended March 31, 2008, compared to $25,437 for the year ended March 31, 2007.

Capital Resource Requirements

As of March 31, 2008, we had working capital deficit of $22,315. Our ongoing operating expenses and working capital requirements for the next twelve months are broken down as follows:

Estimated Expenses for the Next Twelve Month Period
Operating expenses
Accounting and Legal	$20,000
Annual Return	$300
Auto Expenses	$300
Business Entertainment	$500
Bank Charges and Interest	$200
Donation	$0
Administrative	$3,000
Office Supplies	$200
Printing and Stationery	$200
Rental	$6,600
Telephone	$720
Total	$32,020

Financial Condition, Liquidity and Capital Resources

As of March 31, 2008, we had working capital deficiency of $22,315. As of March 31, 2008, our total current assets were $8,743, which included cash and cash equivalents of $6,237, inventory of $1,715, account receivable of $791 and prepaid expense of $Nil, and our total current liabilities were $31,058.

Management believes that our company’s cash will be sufficient to meet our working capital requirements for the next twelve month period. Should this prove not to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended March 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

On May 4, 2007, we issued an aggregate of 2,500,000 common shares to the selling security holders at an offering price of $0.03 per share for offering proceeds of $67,757 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. The proceeds will be used for working capital. We issued all of the 2,500,000 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Accounts subject to significant accounting estimates are donated capital and valuation allowance for income taxes. Donated capital has been based on the estimated fair value that would have been paid to third parties to perform the services during the periods when no cash outlay was made for those services. The income tax valuation is based on the fact that the Company does not have a stable earnings history and has a significant accumulated deficit.

The accounting principles we utilized in preparing our financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

As of July 8, 2008, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We have only recently begun selling furniture goods with primarily Chinese or Asian style and if we fail to offer merchandise that our customers find attractive, the demand for our products may be limited and our operating results will be affected adversely.

We have only recently begun selling furniture goods with primarily Chinese or Asian style and we cannot assure you that our product offerings will be accepted by consumers as distinctive in design, useful, and well made. We may not be successful in offering products that meet these requirements. If our products do not become popular with our customers, if other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, or if demand generally for design products such as ours decreases or fails to grow, our sales may decline or we may be required to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our net sales will decline and our operating results would be affected adversely.

Moreover, in order to meet our strategic goals, we must successfully identify, obtain supplies of, and offer to our customers new, innovative and high quality design products on a continuous basis. These products must appeal to a wide range of customers whose preferences may change in the future. If we misjudge either the market for our products or our customers’ purchasing habits, we may be faced with significant excess inventories for some products and missed opportunities for products we chose not to stock.

We do not have long-term vendor contracts and we may not have access to products that we sell. Accordingly, if we are unable to provide our customers with continued access to popular products, our net sales will decline and our operating results would be harmed.

All of the products that we offer are manufactured by third-party suppliers. We do not typically enter into formal exclusive supply agreements for our products and, therefore, have no contractual rights to exclusively market and sell them. Since we do not have arrangements with any vendor or distributor that would guarantee the availability or exclusivity of our products from year to year, we do not have a predictable or guaranteed supply of these products in the future. If we are unable to provide our customers with continued access to popular products, our net sales will decline and our operating results would be harmed.

Because we do not plan to stock pile inventory of our imported goods, if we do not manage our inventory levels successfully, our operating results will be adversely affected.

Because we do not plan to stock pile inventory of the goods we import, we must effectively manage our inventory levels to operate our business successfully. Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. If we misjudge market trends, we may overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of sales and have a material adverse effect on our operating results.

Consumer preferences may change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer preferences in a future period, and our projections may not be accurate. As a result, we are vulnerable to consumer demands and trends, to misjudgments in the selection and timing of our merchandise purchases and fluctuations in the economy. Additionally, our inventory is sourced from vendors located in China. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time such products will be offered for sale, which makes us vulnerable to changes in consumer demands and trends. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate and our operating results may be negatively impacted.

We rely on foreign sources of production and as a result we are subject to risks of import duty and quota fluctuations and if the country or countries from which we currently import or import in the future become subject to trade restriction from Canada, we will have difficulties locating alternative supply of our products and our operating results will suffer.

We currently source a substantial portion of our products from foreign manufacturers. As such, we are subject to risks and uncertainties associated fluctuation of import duties and quotas on the goods we import into Canada.

Additionally, countries in which our products are currently manufactured or may be manufactured in the future may become subject to trade restrictions imposed by the Canadian or foreign governments. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, or both could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

Any changes in the political and economic policies of, or any new regulations implemented by, the Chinese governments could affect, or even restrict, the operation of our business and our ability to generate revenues.

Our company relies on manufacturers and distributors located in China. Accordingly, our business, results of operations and financial conditions are affected to a significant degree by the economic, political and legal developments in China.

Some modifications or revisions, including the adoption of governmental regulations affecting the export of products that our company purchases, could have a material adverse effect on our business. Furthermore, there is no guarantee that the Chinese governments will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, changes in policies by the Chinese governments or changes in the laws and regulations imposed on the business of manufacturing and distributing furniture products and accessories could adversely affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by us.

Product liability claims or concerns about the safety of products manufactured in China could harm our reputation, increase costs or reduce sales.

We may experience defects or errors in products manufactured in China after their sale to customers. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from these injuries. If any individual is harmed by our products, we may face product liability claims. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  decreased demand for our products;

  injury to our reputation;

  costs of related litigation;

  substantial monetary awards to plaintiffs; and

  loss of revenues.

A product liability or other claim with respect to uninsured liabilities could have a material adverse effect on our business and prospects.

Furthermore, concerns about the safety of products manufactured in China, whether caused by our products or not, could result in the rejection of our products by customers, damage to our reputation, lost sales, increased costs, any of which could harm our business.

The costs of being a public reporting company for our company because of the requirements imposed by the Sarbanes-Oxley Act may be very high and may cause us to devote a disproportional amount of our capital resources to the compliance of these requirements and adversely affect our financial conditions.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a public company of our size and will affect our profitability more than that of some of our larger competitors.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product selection and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against them.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

Our officers and directors, in the aggregate, beneficially own 55.70% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or a listing service or stock exchange, if traded, that a public market will materialize. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the Over-the-Counter Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to ever pay any cash dividends. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 28 for discussions of penny stock rules), the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 25,000,000 common shares, of which 11,400,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Please read this annual report carefully. You should rely only on the information contained in this annual report. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the annual report is accurate as of any date other than the date on the front of this annual report.

ITEM 7: FINANCIAL STATEMENTS

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

K. R. MARGETSON LTD.
CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Swav Enterprises Ltd.:

We have audited the accompanying consolidated balance sheets of Swav Enterprises Ltd. as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	“K R. MARGETSON LTD.”

June 27, 2008	Chartered Accountant

331 East 5th Street	TELEPHONE: 778-338-8049 NE:
North Vancouver, BC V7L 1M!	FACSIMILE: 778-338-8055
CANADA	E-MAIL: keith@krmargetson.com

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at March 31, 2008 and 2007

	March 31,	March 31,
	2008	2007
ASSETS
Current
Cash and cash equivalents	$6,237	$418
Accounts receivable	791	-
Inventory	1,715	-
Prepaid expenses	-	2,602

Total Assets	$8,743	$3,020

LIABILITIES
Current
Accounts payable and accrued liabilities	$15,402	$1,699
Due to related parties – Note 3	10,791	-
Loan payable – Note 4	4,865	-

Total Liabilities	31,058	1,699

STOCKHOLDERS' EQUITY
Capital Stock – Note 5
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
11,400,000 common stock	11,400	8,900
Additional paid in capital	131,590	66,333
Donated capital	36,010	36,010
Accumulated other comprehensive loss	(5,968)	(12,242)
Accumulated deficit	(195,347	(97,680)

Total Stockholders' Equity	(22,315)	1,321

Total Liabilities and Stockholders' Equity	$8,743	$3,020

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2008 and 2007

		Year
		(10 months)
	Year ended	ended
	March 31,	March 31,
	2008	2007

Sales	$31,565	$7,631

Cost of sales	28,828	16,278

Gross profit (loss)	2,737	(8,647)
Consulting revenue	-	11,171

Income before selling and operating expenses	2,737	2,524

Selling expenses – sales commissions	(3,973)	-

Income (loss) before operating expenses	(1,236)	2,524

Expenses
Administration fees	16,671	-
Filing fees	3,694	-
Incorporation costs	1,368	-
Office and general	4,388	6,863
Management fees	-	8,768
Professional fees	41,228	876
Rent	11,211	7,063
Travel and promotion	5,641	4,391
Wages	12,230	-

	(96,431)	(27,961)

Net income (loss) for period	(97,667)	$(25,437)
Other comprehensive income
Foreign currency adjustment	6,274	2,746

Comprehensive income (loss)	$(91,393)	$(22,691)

Basic and diluted income (loss) per share	$(0.009)	$(0.004)

Weighted average number of shares outstanding	10,954,795	6,015,890

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2008 and 2007

		Year
		(10 months)
	Year ended	ended
	March 31,	March 31,
	2008	2007

Operating activities
Net income (loss) for period	$(97,667)	$(25,437)
Adjustment for non-cash expense
Management fees	-	8,768
Changes in non-cash working capital balances
Accounts receivable	(791)	587
Inventory	(1,715)	-
Accounts payable and accrued liabilities	13,703	-

Net cash provided by (used in) operating activities	(86,470)	(16,082)

Financing Activities
Common share issued	67,757	-
Increase (decrease) in related party liability	10,791	16,056
Increase in related party receivable	2,602	(2,602)
Loan payable	4,865	-

Net cash proved by financing activities	86,015	13,454

Foreign exchange translation	6,274	2,746

Increase (decrease) in cash and cash equivalents during the period	5,819	118
Cash and cash equivalents, beginning of the period	418	300

Cash and cash equivalents, end of the period	$6,237	$418

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for debt to related party	$-	$75,462

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended March 31, 2008 and 2007

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Total
Balance, May 31, 2006	6,000,000	$6,000	$(6,229)	$(14,988)	$27,242	$(72,243)	$(60,218)

Issuance of shares for debt, March 30,
2007	2,900,000	2,900	72,562	-	-	-	75,462
Donated Capital	-	-	-	-	8,768	-	8,768
Net Loss for the year ended March 31,
2007	-	-	-	-	-	(25,437)	(25,437)
Other comprehensive loss for the year
ended March 31, 2007	-	-	-	2,746	-	-	2,746

Balance, March 31, 2007	8,900,000	$8,900	$66,333	$(12,242)	$36,010	$(97,680)	$1,321

Issuance of shares for cash, May 4,	2,500,000	2,500	65,257	-	-	-	67,757
2007

Net Loss for the year ended March 31,	-	-	-	-	-
2008						(97,667)	(97,667)

Other comprehensive loss for the year	-	-	-	6,274	-	-	6,274
ended March 31, 2007

Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)	$(22,315)

As described in Note 1, the Company completed a reverse takeover with SWAV Holdings Inc., on April 1, 2007 whereby the latter company was treated as the acquirer for accounting purposes and the acquisition was treated as a recapitalization. Accordingly, this consolidated statement presents the historical Statement of Stockholders’ Equity of SWAV Holdings Inc., giving retroactive effect to the capitalization.

SEE ACCOMPANYING NOTES

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 1 - OPERATIONS AND RESTRUCTURING

Swav Enterprises Ltd. (“The Company”) was incorporated in the State of Nevada on March 20, 2007 and did not have any operations until April 1, 2007. On that date, the Company completed an agreement to acquire 100% of the outstanding common shares of Swav Holdings Inc. for an aggregate of 8,900,000 authorized but heretofore unissued shares of common stock, par value $.001 per share. For accounting purposes, the acquisition has been treated as a recapitalization of Swav Holdings Inc. with Swav Holdings Inc as the acquirer (reverse take-over). Accordingly, the accompanying consolidated financial statements reflect the historical financial statements of Swav Holdings Inc., the accounting acquirer, as adjusted for the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company is the legal acquirer, Swav Holdings Inc. will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Swav Holdings Inc.

The company provides management services and imports and wholesales Chinese manufactured goods.

Swav Holdings Ltd. changed its fiscal year end from May 31 to March 31 effective for the 2007 year end. Accordingly, the 2007 fiscal year end consists of the ten month period from June 1, 2006 to March 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $195,347 as at March 31, 2008 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

Net Income per Common Share

Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Deferred Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, loans from related parties and loans payable approximate fair value based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risks

The Company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at March 31, 2008, cash, accounts receivable advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Accounts Receivable

Accounts deemed uncollectible are written off in the year they become uncollectible. No receivables were deemed uncollectible as of March 31, 2008.

Costs of Goods Sold

The Company does not manufacture its own goods. The costs of goods sold include all direct costs incurred to acquire goods for sale, including original cost, duty and freight in. There are no warehousing costs.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values.

The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2008.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Foreign currency translation

The functional currency of the Company is Canadian dollars (“C$”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in

Foreign currency translation – (continued)

determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	2008	2007
Year end C$ : US$ exchange rate	1.02785	.86738
Average yearly C$ : US$ exchange rate	.98200	.87619

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Recent Accounting Pronouncements (cont’d)

for accounting for financial instruments. Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.

This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from related parties represent advances from a shareholder, advances from a company with common management and advances from a party related to a shareholder. A breakdown of the terms of those advances is as follows:

Advances without interest or stated repayment terms	$9,592
Advances with interest at 5%, payable on demand	$1,500

The Company had the following transactions with related parties for the years ending March 31, 2008 and 2007:

Expenses paid to related parties:	2008	2007
Wages	$12,230	$-
Rent	$2,223	$2,1673
Inventory purchases	$2,735	$-
Administrative expenses	$16,671	$-

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 4 - LOANS PAYABLE

Loans payable are unsecured, payable on demand and bear interest at 5% per annum.

NOTE 5 - CAPITAL STOCK

On March 20, 2007 the Company issued 2,900,000 shares in aggregate for $75,462 of debt. On May 4, 2007 the Company completed a private placement, issuing 2,500,000 shares for $67,757 in cash. As at March 31, 2008, there were no shares subject to options, warrants or other agreements.

NOTE 6 – INCOME TAXES

As at March 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 32.1% of approximately $51,100 arising from approximate net operating loss carry forward of $159,000 for income tax purposes, which expire in the years from 2009 to 2028. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at March 31, 2008 and 2007 were as follows:

	2008	2007
Net operating loss carried forward	$159,000	$61,700
Deferred tax asset	51,100	19,800
Valuation allowance	(51,100)
Deferred tax asset	$-	$-

The allowance increased by $29,900 in 2008 and $5,300 in 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have engaged the firm of K.R. Margetson Ltd., to audit our consolidated financial statements for the fiscal year ended March 31, 2008. There has been no change in the accountants and no disagreements with K.R. Margetson Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

Item 8A. Controls and Procedures.

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Since the end of our last quarter, we have experienced the following recent developments:

1.	On April 16, 2008, Thomas Chan resigned from his position of the Chief Financial Officer and Director of the Company, effective immediately.

2.	On April 17, 2008, the Company’s Board of Directors appointed Vanleo Y.W. Fung to serve as Chief Financial Officer, Secretary and Director of the Company.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. As at March 31, 2008 the officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pui Shan Lam	President, Chief Executive Officer and Director	50	March 20, 2007
Vanleo Y.W. Fung[1]	Chief Financial Officer, Secretary and Director	29	April 17, 2008

1.     Mr. Fung became our Chief Financial Officer, Secretary and a director on April 16, 2008. Our previous Chief Financial Officer and Secretary, Thomas Chan, became our Chief Financial Officer and Secretary on April 25, 2007 and resigned on April 16, 2008.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Pui Shan Lam, President and founder of both SWAV Enterprises Ltd. and SWAV Holdings Inc., is a business women and an entrepreneur. She has involved herself in numerous ventures in both Hong Kong and Canada in the past 25 years. In early 1980’s, Miss Lam co-founded a transportation company in Hong Kong. This company was specialized in transporting goods from China to Hong Kong. Miss Lam oversaw the operations of this company until she immigrated to Canada in the mid 1990’s. After immigrating to Canada, she established SWAV Holdings Inc. in the late 1990’s. Since establishing the company, Miss Lam has been traveling to China and Hong Kong on a regular basis and has met or gotten to know a number of furniture suppliers in China, particularly in the Guangdong province. The suppliers she met in the Guangdong province of China include Kingsin Furniture, Huasheng Furniture Manufacturing Co. Ltd., Haojin Furniture Factory Co. Ltd., Sailisha Furniture Co. Ltd. and Chuang Hui Furniture Co. Ltd.

Vanleo Fung has been a member of the board of directors and the President of New Venture Holdings, Inc. (“New Venture”) since inception on March 13, 2007. New Venture is a developmental stage company and has not generated any revenues to date. From October 2006 through December 2006, Mr. Fung was a project specialist for Hung Chun InfoTech Limited – Electronics & IT Products Distribution, a distributor of electronics and IT products, where he was responsible for sales and marketing development and account management. From April 2003 to June 2006, Mr. Fung was employed as an account executive by Verbatim (Hong Kong) Limited, a subsidiary of Mitsubishi Chemical, Japan IT Products Development, where he was responsible for the regions of Hong Kong, Taiwan, and Macau. From July 2002 through December 2002, he was an account manager for Promar Enterprise (Alberta) Ltd., a computer accessories distributor.

Significant Employees

The current management consists of Pui Shan Lam, the founder of SWAV Enterprises Ltd. and SWAV Holdings, and Vanleo Fung, Chief Financial Officer, Secretary and a director of SWAV Enterprises Ltd. This management team is supported by 3 other associates and part-time staffs who attended to the administration functions of our company. The management of the company will focus their attention in developing the sale channels and sourcing of products while many administrative functions will be handled by our associates and part-time staffs.

In addition to our own direct employees, we have also relied on Grace Weisgerber, who is an associate employed by Able Auctions in Calgary, Alberta. We do not employ Ms. Grace Weisgerber directly but we access her many years of experience in the auction market through our engagement of Able Auction to assist us in the auctioning of our imported goods.

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

All proceedings of our board of directors for the year ended March 31, 2008 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Family Relationships

Mr. Vanleo Y.W. Fung is a son of Pui Shan Lam.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.

Being found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Pui Shan Lam	1	1	N/A
Thomas Chan	1	1	1

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pui Shan Lam[1] President, CEO	2008 2007	12,230 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	12,230 Nil
Thomas Chan[2] former CFO, Secretary	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Vanleo Y.W. Fung[3] CFO, Secretary	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

1      Miss Lam became our President, Chief Executive Officer and a director on March 20, 2007.

2      Mr. Chan became our Chief Financial Officer, Secretary and a director on April 25, 2007 and resigned on April 16, 2008.
3      Mr. Fung became our Chief Financial Officer, Secretary and a director on April 16, 2008.

We have not entered into written employment agreements with our directors and officers. Since April 1, 2007, we have begun to pay a fee of CAD$900 per month to Miss Lam for management services she provides to our company. This payment arrangement has not yet been reduced in writing but we believe we will continue pay Miss Lam CAD$900 per month for her management services for at least the next 12 months unless both Miss Lam and our company agree to terminate this arrangement first.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our directors or officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or officers, except that stock options may be granted at the discretion of our board of directors in the future.

We have no plans or arrangements in respect of remuneration received or that may be received by the officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended March 31, 2008, we did not pay any compensation or grant any stock options to our directors.

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Equity Compensation Plan Information as at March 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 8, 2008 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Pui Shan Lam 90 Holmwood Ave NW Calgary, AB T2K 6K7 Canada	6,000,000 Common Shares	52.63%
Vanleo Y.W. Fung 3023 – 28th Street SW Calgary, AB T3E 2J4	350,000 Common Shares	3.07%
Directors and Officers (2) (as a group)	6,350,000 Common Shares	55.70%

[1]

Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 8, 2008.

[2]	Based on 11,400,000 shares outstanding as of July 8, 2008.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the 12 month period ended March 31, 2008, Pui Shan Lam, the president and founder of SWAV Holdings, received $2,223 from SWAV Holdings for providing storage space and a net wage of $12,230 for providing management services for the company.

Director Independence

Our common stock is not listed on any stock exchange or inter-dealer quotation system and we do not have an independent director on our board. For the purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15) (the “Rule”). Under the Rule, a director is not considered to be independent if he or she is also an executive officer or employee of the company. The members of our board of directors also act as executive officers so we currently do not have any independent directors.

ITEM 13: EXHIBITS AND REPORTS

Exhibit No.	Description
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
3.2	Bylaws [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.1	Share Exchange Agreement between SWAV Enterprises Ltd. and Pui Shan Lam dated April 1, 2007 [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.2	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.3	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
21	Subsidiaries of SWAV Enterprises Ltd.: SWAV Holdings Inc., an Alberta corporation
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CEO)
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CFO)
32.1*	Section 1350 Certifications (CEO)
32.2*	Section 1350 Certifications (CFO)

* Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant K. R. Margetson Ltd., Chartered Accountant, rendered invoices to us during the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our registration statement on Form S-1 and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31
	2008		2007
Audit Fees and Audit Related Fees	$14,132	$	Nil
Tax Fees	Nil		Nil
All Other Fees	Nil		Nil
Total	$14,132	$	Nil

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use K.R. Margetson Ltd. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage K.R. Margetson Ltd. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before K.R. Margetson Ltd. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors; or,

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by K.R. Margetson Ltd. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Pui Shan Lam
Pui Shan Lam
President, Chief Executive Officer
Principal Executive Officer
Date: July 16, 2008

By

/s/ Vanleo Y.W. Fung
Vanleo Y.W. Fung
Chief Financial Officer, Secretary
Principal Financial Officer
Date: July 16, 2008