Form 10-Q
period 2008-06-30
Swav Enterprises Ltd.
filed 2008-08-18
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2008 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number: 000-53223

SWAV ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 628, 138 – 4th Avenue SE, Calgary, AB, Canada	T2G 4Z6
(Address of principal executive offices)	(Zip Code)

(403) 239-2351
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,234,670 shares of common stock issued and outstanding as of August 14, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

These financial statements have been prepared by SWAV Enterprises Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on July 17, 2008.

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at June 30, 2008 and March 31, 2008

	June 30, 2008	March 31, 2008
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$1,451	$6,237
Accounts receivable	520	791
Inventory - Note 3	1,731	1,715

Total Assets	$3,702	$8,743

LIABILITIES
Current
Accounts payable and accrued liabilities	$7,546	$15,402
Due to related parties – Note 4	26,772	10,791
Loan payable – Note 5	4,909	4,865

Total Liabilities	39,227	31,058

STOCKHOLDERS' EQUITY
Capital Stock – Note 6
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
12,234,670 common stock (11,400,000 at March 31, 2008)	12,235	11,400
Additional paid in capital	155,795	131,590
Donated capital	36,010	36,010
Accumulated other comprehensive lost	(5,445)	(5,968)
Accumulated deficit	(209,080)	(195,347)
Subscriptions receivable	(25,040)	-

Total Stockholders' Equity	(35,525)	(22,315)

Total Liabilities and Stockholders' Equity	$3,702	$8,743

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2008 and 2007

	For the three months
	ended June 30,
	2008	2007

Sales	$1,406	$1,830
Cost of sales	416	1,790

Gross profit	990	40
Consulting revenue	-	-

Income before selling and operating expenses	990	40

Selling expenses - sales commission	211	-

Income before operating expenses	779	40

Expenses
Administration fees	3,282	3,647
Filing fees	364	-
Incorporation costs	-	1,368
Office and general	-	668
Professional fees	3,960	8,507
Rent	1,604	2,941
Travel and promotion	2,228	2,648
Wages	3,074	1,888

	(14,512)	(21,667)

Net loss for period	(13,733)	(21,627)
Other comprehensive income
Foreign currency adjustment	523	2,193

Comprehensive loss	$(13,210)	$(19,434)

Basic and diluted loss per share	$(0.001)	$(0.002)

Weighted average number of shares outstanding	11,402,287	10,465,934

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2008 and 2007

	For the three months
	ended June 30
	2008	2007
Operating Activities
Net loss for period	$(13,733)	$(21,627)
Adjustment for non-cash expense
Professional fees capitalized on share issuance	-	(419)
Changes in non-cash working capital balances
Accounts receivable	271	-
Inventory	(16)	-
Prepaid expenses	-	(13,523)
Accounts payable and accrued liabilities	(7,856)	4,835

Net cash used in Operating Activities	(21,334)	(30,734)

Financing Activities
Common share issued	-	67,757
Increase amounts due from related party	15,981	-
Loan payable	44	-

Net cash proved by Financing Activities	16,025	67,757

Foreign exchange translation	523	2,193

Increase (decrease) in cash and cash equivalents during the period	(4,786)	39,216
Cash and cash equivalents, beginning of the period	6,237	418

Cash and cash equivalents, end of the period	$1,451	$39,634

Supplemented disclosure of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the three months ended June 30, 2008 and the year ended March 31, 2008

				Accumulated
	Common Stock		Additional	Other
			Paid in	Comprehensive	Donated	Accumulated	Subscriptions
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Receivable	Total
Balance, March 31, 2007	8,900,000	$8,900	$66,333	$(12,242)	$36,010	$(97,680)		$1,321

Issuance of shares for cash,	2,500,000	$2,500	$65,257	$-	$-	$-		$67,757
May 4, 2007

Net Loss for the year ended
March 31, 2008	-	$-	$-	$-	$-	$(97,667)		$(97,667)

Other comprehensive loss for
the year ended March 31,	-	$-	$-	$6,274	$-	$-		$6,274
2007

Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)		$(22,315)

Issuance of shares for cash,	834,670	$835	$24,205	$-	$-	$-	$(25,040)	$-
June 30, 2008
								$-
Net loss for the three months	-	$-	$-	$-	$-	$(13,733)		$(13,733)
end June 30, 2008
								$-
Other comprehensive loss for
the three months ended June 30, 2008	-	$-	$-	$523	$-	$-		$523

Balance, June 30, 2008	12,234,670	$12,235	$155,795	$(5,445)	$36,010	$(209,080)	$(25,040)	$(35,525)

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
June 30, 2008

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited March 31, 2008 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 financial statements.

Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March31, 2009.

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $209,080 as at June 30, 2008 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

NOTE 3 – INVENTORIES

All inventory are finished goods.

NOTE 4 – RELATED PARTIY TRANSACTIONS AND BALANCES

Advances from related parties represent advances from a shareholder, advances from a company with common management and advances from a party related to a shareholder.

A breakdown of the terms of those advances is as follows:

Advances without interest or stated repayment terms	$17,201
Advances with interest at 5%, payable on demand	$9,571

The Company had the following transactions with related parties for the three months ended June 30, 2008 and 2007:

Expenses paid to related parties:	2008	2007
Wages	$3,074	$729
Rent	$743	$1,888
Inventory purchases	$416	$-
Administrative expenses	$705	$-

NOTE 5 - LOANS PAYABLE

Loans payable are unsecured, payable on demand and bear interest at 5% per annum.

NOTE 6 - CAPITAL STOCK

On March 20, 2007 the Company issued 8,900,000 shares in aggregate for $75,462 of debt. On May 4, 2007, the Company completed a private placement, issuing 2,500,000 shares for $67,757 in cash. On June 30, 2008, the Company completed a private placement, issuing 834,670 shares for $25,040 in cash. As at June 30, 2008, there were no shares subject to options, warrants or other agreements.

We incurred a net loss of $13,773 for the quarter ended June 30, 2008, compared to $21,627 for the quarter ended June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements.

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 6, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to this report.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this report, the terms “we”, “us”, “our” and “Swav” mean Swav Enterprises Ltd., unless the context clearly requires otherwise.

Corporate Overview

We were incorporated in the State of Nevada on March 20, 2007 under the name of Swav Enterprises Ltd. with authorized capital of 25,000,000 shares of common stock with a par value of $0.001.

On April 1, 2007, we acquired all of the issued and outstanding share capital of Swav Holdings Inc. by completing two share exchange agreements with then shareholders of Swav Holdings. Pursuant to the share exchange agreements, the then shareholders of Swav Holdings exchanged all of their common shares in Swav Holdings with 8,900,000 common shares of our company on April 1, 2007.

We are an importer and wholesaler of Chinese manufactured goods. Recently, we have expanded our focus to office and home furnishing products. Our principal operating office and a warehouse is in Calgary, Alberta, Canada.

Results of Operations

During the three months ended June 30, 2008, we generated $1,406 in revenue, compared to $1,830 generated in the three months ended June 30, 2007. This revenue was generated from sales of gift products through various stores and also an auction house in Calgary, Canada. The cost of sales for the three months ended June 30, 2008 was $416 compared to $1,790 in the three months ended June 30, 2007. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period.

During three months ended June 30, 2008, our selling expenses totaled $211, compared to $Nil for the same period in the previous year. Our operating expenses in the three months ended June 30, 2008 totaled $14,512, compared to $21,667 for the same period in the previous year. The operating expenses in the three months ended June 30, 2008 included administration fees of $3,282, filing fees of $364, incorporation costs of $Nil, office and general expenses of $Nil, professional fees of $3,960, rent of $1,604, travel and promotion expenses of $2,228 and wages of $3,074. The operating expenses in the three months ended June 30, 2007 included administration fees of $3,647, filing fees of $Nil, incorporation costs of $1,368, office and general expenses of $668, professional fees of $8,507, rent of $2,941, travel and promotion expenses of $2,648 and wages of $1,888.

We incurred a net loss of $13,733 for three months ended June 30, 2008, compared to $19,434 for the three months ended June 30, 2007.

Capital Resource Requirements

As of June 30, 2008, we had working capital deficit of $35,525. Our ongoing operating expenses and working capital requirements for the next twelve months are broken down as follows:

Estimated Expenses for the Next Twelve Month Period
Administration fees	$15,000
Filing fees	$4,000
Incorporation costs	$-
Office and general	$3,000
Management fees	$-
Professional fees	$30,000
Rent	$6,500
Travel and promotion	$8,000
Wages	$12,000
Total	$78,500

Financial Condition, Liquidity and Capital Resources

As of June 30, 2008, we had working capital deficiency of $35,525. As of June 30, 2008, our total current assets were $3,702, which included cash and cash equivalents of $1,451, inventory of $1,731 and account receivable of $520, and our total current liabilities were $39,227.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the three months ended June 30, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during our first fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

Please read this quarterly report carefully. You should rely only on the information contained in this quarterly report. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the quarterly report is accurate as of any date other than the date on the front of this quarterly report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On June 30, 2008, we closed a private placement of 834,670 common shares at a price of US $0.03 per share for aggregate proceeds of $25,040.10. We issued the shares to four non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

Since the end of our last quarter, we have experienced the following recent developments:

1.	On April 16, 2008, Thomas Chan resigned from his position of the Chief Financial Officer and Director of the Company, effective immediately.

2.	On April 17, 2008, the Company’s Board of Directors appointed Vanleo Y.W. Fung to serve as Chief Financial Officer, Secretary and Director of the Company.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
3.2	Bylaws [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.1	Share Exchange Agreement between Swav Enterprises Ltd. and Pui Shan Lam dated April 1, 2007 [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.2

Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.3

Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.4

Form of Subscription Agreement used in the private placements that closed on June 30, 2008 between our company and four investors [Incorporated by reference to the Company’s Form 8-K filed June 21, 2008]

21	Subsidiaries of Swav Enterprises Ltd.: Swav Holdings Inc., an Alberta corporation
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CEO)
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CFO)
32.1*	Section 1350 Certifications (CEO)
32.2*	Section 1350 Certifications (CFO)

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWAV ENTERPRISES LTD.

/s/ Pui Shan Lam
By: Pui Shan Lam
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Vanleo Y.W. Fung
By: Vanleo Y.W. Fung
Chief Financial Officer and Secretary
(Principal Financial Officer)
Dated: August 14, 2008