Form 10-Q
period 2008-09-30
Swav Enterprises Ltd.
filed 2008-11-13
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

SWAV ENTERPRISES LTD.
(Name of Small Business Issuer in its charter)

Nevada	________________________
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 628, 138 – 4th Avenue S.E., Calgary, Alberta, Canada T2G 4Z6
(Address of principal executive offices)

(403) 229-2351
(Issuer's telephone number)

__________________________________________
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008, there were 12,234,670 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

These consolidated financial statements have been prepared by SWAV Enterprises Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on July 17, 2008.

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at September 30, 2008 and March 31, 2008

	September 30,	March 31,
	2008	2008
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$4,418	$6,237
Accounts receivable	135	791
Inventory	-	1,715

Total Assets	$4,553	$8,743

LIABILITIES
Current
Accounts payable and accrued liabilities	$17,622	$15,402
Due to related parties – Note 3	18,669	10,791
Loan payable – Note 4	-	4,865

Total Liabilities	36,291	31,058

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock – Note 5
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
12,234,670 common stock	12,235	11,400
Additional paid in capital	155,795	131,590
Donated capital	36,010	36,010
Accumulated other comprehensive loss	(5,701)	(5,968)
Accumulated deficit	(230,077)	(195,347)

Total Stockholders' Deficit	(31,738)	(22,315)

Total Liabilities and Stockholders' Deficit	$4,553	$8,743

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2008 and 2007

	For the three months		For the six months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Sales	$4,680	$13,520	$6,086	$15,350
Cost of sales	5,521	11,575	5,937	13,365

Gross profit (loss)	(841)	1,945	149	1,985
Consulting revenue	960	-	960	-

Income before selling and operating expenses	119	1,945	1,109	1,985

Selling expenses - sales commission	(821)	-	(1,032)	-

Income (loss) before operating expenses	(702)	1,945	77	1,985

Expenses
Administration fees	-	5,918	-	9,565
Filing fees	983	1,528	1,347	1,528
Incorporation costs	-	-	-	1,368
Office and general	2,621	2,112	5,903	2,780
Professional fees	12,875	5,098	16,835	14,023
Rent	835	2,554	2,439	5,495
Travel and promotion	-	1,592	2,228	4,240
Wages	2,981	3,062	6,055	4,950

	(20,295)	(21,864)	(34,807)	(43,949)

Net income (loss) for period	(20,997)	(19,919)	(34,730)	(41,964)
Other comprehensive income
Foreign currency adjustment	4,274	3,464	267	5,657

Comprehensive income (loss)	$(16,723)	$(16,455)	$(34,463)	$(36,307)

Basic and diluted income (loss) per share	$(0.002)	$(0.002)	$(0.003)	$(0.004)

Weighted average number of shares outstanding	12,234,670	11,400,000	11,819,616	10,935,519

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2008 and 2007

	For the six months
	ended September 30,
	2008	2007
Operating activities
Net income (loss) for period	$(34,730)	$(41,964)
Changes in non-cash working capital balances
Accounts receivable	656	(797)
Inventory	1,715	(9,437)
Prepaid expenses	-	180
Accounts payable and accrued liabilities	2,220	10,132

Net cash provided by (used in) operating activities	(30,139)	(41,886)

Financing Activities
Common share issued	25,040	67,757
Increase in due to related parties	7,878	-
Decrease in loan payable	(4,865)	-

Net cash proved by Financing Activities	28,053	67,757

Foreign exchange translation	267	5,657

Increase (decrease) in cash and cash equivalents during the period	(1,819)	31,528
Cash and cash equivalents, beginning of the period	6,237	418

Cash and cash equivalents, end of the period	$4,418	$31,946

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for debt to related party	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the six months ended September 30, 2008 and the year ended March 31, 2008

				Acummulated
			Additional	Other
	Common Stock		Paid in	Comprenhsive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Total
Balance, March 31, 2007	8,900,000	$8,900	$66,333	$(12,242)	$36,010	$(97,680)	$1,321

Issuance of shares for cash,	2,500,000	$2,500	$65,257	$-	$-	$-	$67,757
May 4, 2007

Net Loss for the year ended	-	$-	$-	$-	$-	$(97,667)	$(97,667)
March 31, 2008

Other comprehensive loss for	-	$-	$-	$6,274	$-	$-	$6,274
the year ended March 31, 2007

Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)	$(22,315)

Issuance of shares for cash,	834,670	$835	$24,205	$-	$-	$-	$25,040
June 30, 2008

Net Loss for the six months end	-	$-	$-	$-	$-	$(34,730)	$(34,730)
September 30, 2008
Other comprehensive loss for
the six months ended	-	$-	$-	$267	$-	$-	$267
September 30, 2008

Balance, September 30, 2008	12,234,670	$12,235	$155,795	$(5,701)	$36,010	$(230,077)	$(31,738)

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
September 30, 2008

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTINGPOLICIES

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

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $230,077 as at September 30, 2008 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency risks

The Company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at September 30, 2008, cash, accounts receivable advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Accounts Receivable

Accounts deemed uncollectible are written off in the year they become uncollectible. No receivables were deemed uncollectible as of September 30, 2008.

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

The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Foreign currency translation – (continued)

determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity (deficit).

	Three months	Year ended
	ended	March 31, 2008
	September 30,
	2008
C$ : US$ exchange rate	.9435	1.02785
Average C$ : US$ exchange rate	.9600	.98200

Recent Accounting Pronouncements

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

This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from related parties represent advances from a shareholder, advances from a company with common management and advances from a party related to a shareholder.

A breakdown of the terms of those advances is as follows:

Advances without interest or stated repayment terms                                                                             $ 18,669

The Company had the following transactions with related parties for the three months ended September 30, 2008 and 2007:

Expenses paid to related parties:	2008	2007
Wages	$2,981	$3,062
Rent	$-	$2,554
Inventory purchases	$3,828	$-
Office and general	$410	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SWAV Enterprises Ltd. (“we”, “us”, the “Company” or like terms) was incorporated on March 20, 2007, in the State of Nevada. On April 1, 2007, we acquired SWAV Holdings Inc. of Calgary, Alberta. SWAV Holdings is an importer and wholesaler of Chinese manufactured goods. SWAV Holdings was incorporated in the Province of Alberta, Canada in March 1999. On April 1, 2007, we acquired all of the issued and outstanding share capital of SWAV Holdings by completing two share exchange agreements with then shareholders of SWAV Holdings. Pursuant to the share exchange agreements, the then shareholders of SWAV Holdings exchanged all of their common shares in SWAV Holdings with 8,900,000 common shares of our company on April 1, 2007.

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

SWAV Holdings has successfully conducted business through various distribution channels, such as auctions and trade shows. We engage Able Auctions, an auction house in Calgary, Alberta, Canada to conduct auctions for us, which generally occur once a month. We have effectively used auctions to dispose of our excess inventory. Through our engagement of Able Auctions, we do not have to pay for any of the operating expenses related to the auction house other than paying a commission on any sale. The auction house does its own advertising as it deems necessary and provides warehousing facility as required. We paid Able Auction a total cost of 12% commission on each sale in year 2007 and will pay Able Auction 13% commissions on our sales in year 2008. There is no other cost involved with Able Auctions. We deliver the furniture to Able Auctions’ premise and the buyers take care of their own delivery. Able Auctions charges all of their clients the same commission rate. There is no written agreement signed between Able Auctions and our company.

In addition, SWAV Holdings has rented kiosks in the General Store, which is located in a shopping mall in Calgary, Alberta, Canada and outdoor events to try and further promote and sell its goods. Through the arrangement with the General Store, we do not have to engage sale staff as it is provided by the General Store, which charges rent for the kiosks and a commission on all the sales. We use kiosks in the General Store mainly to sell gift and other promotional products. Because we only pay a monthly fee of approximately US$300 which include for the cost of sale staff, store space and all other operating expenses, we believe that this is an economical and efficient way to market its gift and promotional products. We have been profitable in using this method and intend to continue to use this method in the future for the sale of gift and other promotional products.

As for using the auction house for selling furniture products, we pay a commission on each sale. There are no monthly or other charges involved. We believe this is an economical way to market our furniture products and intends to continue this as the principal method in selling our furniture products. In addition to the auction house, we have also been selling furniture privately to various home owners. In these private sales to home owners, we would show our furniture catalogues to the home owners, who would then place an order to us directly. After receiving the order, we would ship the ordered furniture products from China and make arrangement for delivery to the home owners directly.

Beginning in early 2007, SWAV Holdings recognized an opportunity in the furniture market due to strong housing activities in Alberta. SWAV Holdings decided to expand its business to take advantage of this growth. Presently our company has established and aims to further develop those working relationships with China-based furniture suppliers and manufacturers developed by our President and Chief Executive Officer, Pui Shan Lam. We believe this will serve as a competitive advantage and provide significant benefits and future opportunities

Location and Facilities

SWAV Holdings maintains its head office in downtown Calgary, Alberta, Canada. The company also has a warehouse in the industrial sector of the city. There are also showroom facilities at both locations. Our company has also utilized auction warehouse facilities as storage. Able Auctions does not charge the company for the use of this space.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

During the quarter ended September 30, 2008, we generated revenues in the amount of $4,680 from sales of gift products and furniture through various stores and also an auction house in Calgary, Canada. We generated revenues in the amount of $13,520 from the same business operations during the quarter ended September 30, 2007. During the quarter ended September 30, 2008, we incurred a loss before operating expenses of $702, compared to income before operating expenses of $1,945 generated in the quarter ended September 30, 2007. The cost of sales for the quarter ended September 30, 2008 was $6,342 compared to $11,575 in the quarter ended September 30, 2007. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period.

During the quarter ended September 30, 2008, our operating expenses totaled $20,295 compared to $21,864 for the same period in the previous year. The operating expenses in the quarter ended September 30, 2008 included filing fees of $983, office and general expenses of $2,621, professional fees of $12,875, rent of $835, and wages of $2,981. The operating expenses in the quarter ended September 30, 2007 included administration fees of $5,918, filing fees of $1,528, office and general expenses of $2,112, professional fees of $5,098, rent of $2,554, travel and promotion expenses of $1,592 and wages of $3,062.

We incurred a net loss of $20,977 for the quarter ended September 30, 2008, compared to a net loss of $19,919 for the quarter ended September 30, 2007.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

During the six month period ended September 30, 2008, we generated revenues in the amount of $6,086 from sales of gift products and furniture through various stores and also an auction house in Calgary, Canada. We generated revenues in the amount of $15,350 from the same business operations during the six month period ended September 30, 2007. During the six month period ended September 30, 2008, we generated income before operating expenses of $77, compared to $1,945 generated in the six month period ended September 30, 2007.

The cost of sales for the six month period ended September 30, 2008 was $5,937 compared to $13,365 in the six month period ended September 30, 2007. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period.

During the six month period ended September 30, 2008, our operating expenses totaled $34,807 compared to $43,949 for the same period in the previous year. The operating expenses in the six month period ended September 30, 2008 included filing fees of $1,347, office and general expenses of $5,903, professional fees of $16,835, rent of $2,439, and wages of $6,055. The operating expenses in the six month period ended September 30, 2007 included administration fees of $9,565, filing fees of $1,528, office and general expenses of $2,780, professional fees of $14,023, rent of $5,495, travel and promotion expenses of $4,240 and wages of $4,950.

We incurred a net loss of $34,807 for the six month period ended September 30, 2008, compared to a net loss of $43,949 for the six month period ended September 30, 2007.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2008, we had a working capital deficit of $31,738. As of September 30, 2008, our total current assets were $4,553, which included cash and cash equivalents of $4,418, and account receivable of $135, and our total current liabilities were $36,291.

Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next twelve month period. Should this prove to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

On May 4, 2007, we issued an aggregate of 2,500,000 common shares to the selling security holders at an offering price of $0.03 per share for gross offering proceeds of $75,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. The proceeds will be used for working capital. We issued all of the 2,500,000 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 30, 2008, we issued an aggregate of 834,670 common shares to the selling security holders at an offering price of $0.03 per share for gross offering proceeds of $25,040 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. The proceeds will be used for working capital. We issued all of the 834,670 common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There was no change in our internal control over financial reporting during our second fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

N/A

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies, as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended September 30, 2008.

Item 5. Other Information.

None

Item 6. Exhibits.

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

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2008.

SWAV ENTERPRISES LTD.

By: /s/ Pui Shan Lam
             Pui Shan Lam

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 13, 2008.

Signature	Title
/s/ Pui Shan Lam Pui Shan Lam	President, Principal Executive Officer and Director
/s/ Vanleo Y. W. Fung Vanleo Y. W. Fung	Chief Financial Officer, Secretary and Director