Form 10-Q
period 2008-12-31
Swav Enterprises Ltd.
filed 2009-02-13
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

SWAV ENTERPRISES LTD.
(Name of Small Business Issuer in its charter)

Nevada	____________
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 628, 138 – 4th Avenue S.E., Calgary, Alberta, Canada T2G 4Z6
(Address of principal executive offices)

(403) 229-2351
(Issuer's telephone number)

________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 13, 2009, there were 12,234,670 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

These consolidated financial statements have been prepared by SWAV Enterprises Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended December 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on July 17, 2008.

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and March 31, 2008

	December 31,	March 31,
	2008	2008
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$527	$6,237
Accounts receivable	547	791
Inventory	-	1,715

Total Assets	$1,074	$8,743

LIABILITIES
Current
Accounts payable and accrued liabilities	$18,454	$15,402
Due to related parties – Note 3	17,427	10,791
Loan payable – Note 4	-	4,865

Total Liabilities	35,881	31,058

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
12,234,670 common stock	12,235	11,400
Additional paid in capital	155,795	131,590
Donated capital	36,010	36,010
Accumulated other comprehensive lost	(1,359)	(5,968)
Accumulated deficit	(237,488)	(195,347)

Total Stockholders' Equity	(34,807)	(22,315)

Total Liabilities and Stockholders' Equity	$1,074	$8,743

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2008 and 2007

	For the three months		For the nine months
	ended December 31,		ended December 31,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Sales	$4,398	$7,193	$10,484	$22,543

Cost of sales	2,222	3,141	8,159	16,506

Gross profit (loss)	2,176	4,052	2,325	6,037
Consulting revenue	1,650	-	2,610	-

Income before selling and operating expenses	3,826	4,052	4,935	6,037

Selling expenses - sales commission	762	-	1,794	-

Income (loss) before operating expenses	3,064	4,052	3,141	6,037

Expenses
Administration fees	-	611	-	15,676
Filing fees	325	1,128	1,672	2,656
Incorporation costs	-	-	-	1,368
Office and general	1,554	2,763	7,457	5,543
Professional fees	5,317	15,610	22,152	29,633
Rent	718	3,134	3,157	8,629
Travel and promotion	-	502	2,228	4,742
Wages	2,561	3,163	8,616	8,113

	(10,475)	(26,911)	(45,282)	(76,360)

Net income (loss) for period	(7,411)	(22,859)	(42,141)	(70,323)
Other comprehensive income
Foreign currency adjustment	4,342	290	4,609	5,947

Comprehensive income (loss)	$(3,069)	$(22,569)	$(37,532)	$(64,376)

Basic and diluted income (loss) per share	$(0.001)	$(0.002)	$(0.004)	$(0.006)
Weighted average number of shares outstanding	12,234,670	11,400,000	11,823,052	11,100,000

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2008 and 2007

	For the nine months
	ended December 31,
	(Unaudited)
	2008	2007
Operating activities
Net income (loss) for period	$(42,141)	$(70,323)
Changes in non-cash working capital balances
Accounts receivable	244	(4,242)
Inventory	1,715	2,602
Prepaid expenses	-	(16,062)
Accounts payable and accrued liabilities	3,052	12,653

Net cash provided by (used in) operating activities	(37,130)	(75,372)

Financing Activities
Common share issued	25,040	67,757
Increase (decrease) in related party liability	6,636	2,326
Loan payable	(4,865)	-

Net cash proved by Financing Activities	26,811	70,083

Foreign exchange translation	4,609	5,947

Increase (decrease) in cash and cash equivalents during the period	(5,710)	658
Cash and cash equivalents, beginning of the period	6,237	418

Cash and cash equivalents, end of the period	$527	$1,076

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for debt to related party	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the nine months ended December 31, 2008 and the year ended March 31, 2008

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Total
Balance, March 31, 2007	8,900,000	$8,900	$66,333	$(12,242)	$36,010	$(97,680)	$1,321

Issuance of shares for cash, May 4, 2007	2,500,000	$2,500	$65,257	$-	$-	$-	$67,757

Net Loss for the year ended March 31, 2008	-	$-	$-	$-	$-	$(97,667)	$(97,667)

Other comprehensive loss for the year ended March 31, 2008	-	$-	$-	$6,274	$-	$-	$6,274

Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)	$(22,315)

Issuance of shares for cash, June 30, 2008	834,670	$835	$24,205	$-	$-	$-	$25,040

Net Loss for the nine months end December 31, 2008	-	$-	$-	$-	$-	$(42,141)	$(42,141)

Other comprehensive income for the nine months ended December 31, 2008	-	$-	$-	$4,609	$-	$-	$4,609

Balance, December 31, 2008	12,234,670	$12,235	$155,795	$(1,359)	$36,010	$(237,488)	$(34,807)

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2008

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

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $237,488 as at December 31, 2008 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

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
(Unaudited)
December 31, 2008

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
(Unaudited)
December 31, 2008

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

Currency risks

The Company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at December 31, 2008, cash, accounts receivable advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Accounts Receivable

Accounts deemed uncollectible are written off in the year they become uncollectible. No receivables were deemed uncollectible as of December 31, 2008.

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

The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2008.

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
(Unaudited)
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Foreign currency translation – (continued)

determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity (deficit).

	Three months	Year ended
	ended	March 31, 2008
	December 31,
	2008
C$ : US$ exchange rate	.8166	1.02785
Average C$ : US$ exchange rate	.8248	.98200

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

A breakdown of the terms of those advances is as follows:

Advances without interest or stated repayment terms	$17,427

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2008

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES (CONT’D.)

The Company had the following transactions with related parties for the three months ended December 31, 2008 and 2007:

Expenses paid to related parties:	2008	2007
Wages	$2,561	$3,062
Rent	$-	$2,554
Inventory purchases	$2,222	$-

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

During the quarter ended December 31, 2008, we generated revenues in the amount of $4,398 from sales of gift products and furniture through various stores and also an auction house in Calgary, Canada. We generated revenues in the amount of $7,193 from the same business operations during the quarter ended December 31, 2007. During the quarter ended December 31, 2008, we generated an income before operating expenses of $3,064, compared to income before operating expenses of $4,052 generated in the quarter ended December 31, 2007. The cost of sales for the quarter ended December 31, 2008 was $2,222 compared to $3,141 in the quarter ended December 31, 2007. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period.

During the quarter ended December 31, 2008, our operating expenses totaled $10,474 compared to $26,911 for the same period in the previous year. The operating expenses in the quarter ended December 31, 2008 included filing fees of $325, office and general expenses of $1,554, professional fees of $5,317, rent of $718, and wages of $2,561. The operating expenses in the quarter ended December 31, 2007 included administration fees of $611, filing fees of $1,128, office and general expenses of $2,763, professional fees of $15,610, rent of $3,134, travel and promotion expenses of $502 and wages of $3,163.

We incurred a net loss of $7,411 for the quarter ended December 31, 2008, compared to a net loss of $22,859 for the quarter ended December 31, 2007.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

During the nine month period ended December 31, 2008, we generated revenues in the amount of $10,484 from sales of gift products and furniture through various stores and also an auction house in Calgary, Canada. We generated revenues in the amount of $22,543 from the same business operations during the nine month period ended December 31, 2007. During the nine month period ended December 31, 2008, we generated income before operating expenses of $3,141, compared to $6,037 generated in the nine month period ended December 31, 2007.

The cost of sales for the nine month period ended December 31, 2008 was $8,159 compared to $16,506 in the nine month period ended December 31, 2007. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period.

During the nine month period ended December 31, 2008, our operating expenses totaled $45,282 compared to $76,360 for the same period in the previous year. The operating expenses in the nine month period ended December 31, 2008 included filing fees of $1,672, office and general expenses of $7,457, professional fees of $22,152, rent of $3,157, travel and promotion expenses of $2,228 and wages of $8,616. The operating expenses in the nine month period ended December 31, 2007 included administration fees of $15,676, filing fees of $2,656, incorporation cost of $1,368, office and general expenses of $5,543, professional fees of $29,633, rent of $8,629, travel and promotion expenses of $4,742 and wages of $8,113.

We incurred a net loss of $42,141 for the nine month period ended December 31, 2008, compared to a net loss of $70,323 for the nine month period ended December 31, 2007.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2008, we had a working capital deficit of $34,807. As of December 31, 2008, our total current assets were $1,074, which included cash and cash equivalents of $527, and account receivable of $547, and our total current liabilities were $35,881.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There was no change in our internal control over financial reporting during our second fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended December 31, 2008.

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

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2009.

SWAV ENTERPRISES LTD.

By:	/s/ Pui Shan Lam
Pui Shan Lam

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2009.

Signature	Title
/s/ Pui Shan Lam Pui Shan Lam	President, Principal Executive Officer and Director
/s/ Vanleo Y. W. Fung Vanleo Y. W. Fung	Chief Financial Officer, Secretary and Director