Form 10-K
period 2009-03-31
Swav Enterprises Ltd.
filed 2009-07-14
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

SWAV ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2806, 505 – 4th Street SW, Calgary, Alberta, Canada T2P 1X5
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code (403) 237-8330

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

ii

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

5,884,670 common shares at a price of $0.06 per share for an aggregate market value of $353,080 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of the last business day of our most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 13, 2009, 12,234,670 shares of the Company's $.0001 par value common stock were issued and outstanding.

iii

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1: Description of Business

Forward Looking Statements

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "SWAV" mean SWAV Enterprises Ltd., together with its wholly owned subsidiary, SWAV Holdings Inc., unless the context clearly requires otherwise.

Corporate Overview and Background

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

Our Business

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

SWAV Holdings has successfully conducted business through various distribution channels, such as auctions and trade shows. We engage Able Auctions, an auction house in Calgary, Alberta, Canada to conduct auctions for us, which generally occur once a month. We have effectively used auctions to dispose of our excess inventory. Through our engagement of Able Auctions, we do not have to pay for any of the operating expenses related to the auction house other than paying a commission on any sale. The auction house does its own advertising as it deems necessary and provides warehousing facility as required. We paid Able Auction a total cost of 18% commission on each sale in year 2008 and will also pay Able Auction 18% commissions on our sales in year 2009. There is no other cost involved with Able Auctions. We deliver the furniture to Able Auctions’ premise and the buyers take care of their own delivery. Able Auctions charges all of their clients the same commission rate. There is no written agreement signed between Able Auctions and our company.

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

In addition to our current product lines, we have also introduced furniture goods manufactured in China with primarily Chinese or Asian styles. We started importing furniture in the summer of 2007 by shipping one 40 foot container from China to Calgary, Alberta, Canada. Since then, we have sold the furniture goods shipped during this summer to private purchasers and to the public through engagement of Able Auctions, an auction house in Calgary, Alberta, Canada. In addition, we have shipped another container of furniture goods from China to Calgary, Alberta, Canada in the beginning of November, 2007. For furniture products, we plan to sell some of them privately to friends and other home owners. Through the auction house, we also plan to sell our furniture products to all types of buyers, including private home owners, companies and furniture stores and to whomever come to the auction.

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

Some of the main consumers for office and institutional furnishings are private sector companies, government bodies, home office consumers, academic institutions, religious, and social institutions. We believe demand growth will be the highest in large urban centers where population concentration continues to increase. Future household furniture demand is also likely to be influenced by changes in lifestyles and values. We believe demand for household furniture is expected to increase in the long- term as consumers' interest in home enhancement reaches a greater level of importance. In particular, we believe this trend is reflected in the growing popularity of home entertainment, fitness as well as comfort. We also believe that as consumer become more sophisticated and globalized in their taste in home furnishing, we can take advantage of growing demand by focusing on the supply of good quality furniture products manufactured in China with unique Chinese or Asian styles.

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

Item 1A Risk Factors

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the Financial Industry Regulatory Authority (FINRA)’s Over-the-Counter Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or a listing service or stock exchange, if traded, that a public market will materialize. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the Over-the-Counter Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 28 for discussions of penny stock rules), FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 25,000,000 common shares, of which 12,234,670 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Please read this annual report carefully. You should rely only on the information contained in this annual report. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the annual report is accurate as of any date other than the date on the front of this annual report.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2 Properties

SWAV Holdings maintains its head office in downtown Calgary, Alberta, Canada. The company also has a warehouse in the industrial sector of the city. There are also showroom facilities at both locations. Our company has also utilized auction warehouse facilities as storage. Able Auctions does not charge the company for the use of this space.

Our executive and head office is located at Suite 2806, 505 – 6th Street SW, Calgary, Alberta, Canada T2P 1X5. We rent our executive and head office on a monthly basis and pay CAD$500 per month for the rent to an unaffiliated third party. We also pay CAD$200.00 per month to Ms. Lam for partial use of a 1,200 square feet warehousing facility. The rent we are paying to Miss Lam is comparable to rent payable to an unaffiliated third party.

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

Transfer Agent

Our transfer agent is American Registrar & Transfer Co., located at 342 East 900 South, Salt Lake City, UT 84111. Phone: 801-363-9065, Fax: 801-363-9065.

Holders

Our shares of common stock are issued in registered form. As of July 13, 2009 there are approximately 53 registered holders of record of our common stock holding 12,234,670 shares.

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation and bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 30, 2008, we received subscriptions for 834,670 shares of common stock at $0.03 per share from four individuals in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933, as amended. None of the four individuals were U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933, as amended is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
N/A	N/A	N/A	N/A	N/A

Item 6. Selected Financial Data

Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with audited financial statements of our company and SWAV Holdings, our wholly owned subsidiary, and unaudited consolidated financial statements of our company and the related notes that appear elsewhere in this annual report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6.

The audited financial statements of our company and SWAV Holdings and our unaudited consolidated financial statements are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Liquidity & Capital Resources

Our financial condition for the 12 months ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	March 31
	2009	2008
Current Assets	$3,903	$8,743
Current Liabilities	3,903	31,058
Working Capital	$(13,176)	$(22,315)

As of March 31, 2009, we had working capital deficit of $13,176. As of March 31, 2009, our total current assets were $3,903, which consist of cash and cash equivalents of $944 and $2,959 due from related party, and our total current liabilities were $17,351.

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

Cash Flows

	March 31
	2009	2008
Net cash provided by (used in) operating activities	$(14,329)	$(86,470)
Net cash proved by Financing Activities	8,338	86,015
Increase (decrease) in cash and cash equivalents during the
period	$(5,293)	$5,819

Cash Provided by Financing Activities

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended March 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Results of Operations

Revenues

During year ended March 31, 2009, we generated $13,536 in sales revenue, compared to $16,459 generated in the year ended March 31, 2007. This revenue was generated from sales of gift products through various stores and also an auction house in Calgary, Canada. The cost of sales for the year ended March 31, 2008 was $6,770 compared to $28,828 in the year ended March 31, 2008. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period. During the year ended March 31, 2009, we generated $22,003 in consulting revenue compared to $Nil in the year ended March 31, 2008.

The following summary of our results of operations should be read in conjunction with our audited financial statements.

Expenses

Our expenses for the 12 months ended March 31, 2008 and 2009 were as follows:

	12 Months Ended March 31
	2009	2008
Sales	$16,459	$31,565
Expenses
Administration fees	2,662	16,671
Filing fees	3,514	3,694
Incorporation costs	-	1,368
Office and general	5,873	4,388
Professional fees	19,953	41,228
Rent	3,154	11,211
Travel and promotion	1,996	5,641
Wages	10,927	12,230
	(48,079)	(96,431)
Net income (loss) for period	(19,261)	(97,667)

During year ended March 31, 2009, our selling expenses totaled $2,348, compared to $3,973 for the same period in the previous year. Our operating expenses in the year ended March 31, 2009 totaled $48,079, compared to $96,431 for the same period in the previous year. The operating expenses in the year ended March 31, 2009 included admin fees of $2,662, filing fees of $3,514, office and general expenses of $5,873, professional fees of $19,953, rent of $3,154, travel and promotion expenses of $1,996 and wages of $10,927. The operating expenses in the year ended March 31, 2008 included administration fees of $16,671, filing fees of $3,694, incorporation costs of $1,368, office and general expenses of $4,338, professional fees of $41,228, rent of $11,211, travel and promotion expenses of $5,641 and wages of $12,230.

We incurred a net loss of $19,261 for year ended March 31, 2009, compared to $97,667 for the year ended March 31, 2008.

Plan of Operations and Cash Requirements

All project obligations for calendar year 2008 have been satisfied and new large obligatory project expenses will not be due until August 2009. We estimate that our total monthly expenses are approximately $110,000 -$120,000.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 Financial Statements and Supplementary Data

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

  Report of Independent Registered Public Accounting Firm dated July 13, 2009
  Consolidated Balance Sheets as of March 31, 2009 and 2008
  Consolidated Statements of Operations for the year ended March 31, 2009 and 2008
  Consolidated Statements of Cash Flows for the year ended March 31, 2009 and 2008
  Consolidated Statements of Stockholders’ Equity from for the year ended March 31, 2009 and 2008
  Notes to the Consolidated Financial Statements.

K. R. MARGETSON LTD.
CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders,
Swav Enterprises Ltd.:

We have audited the accompanying consolidated balance sheets of Swav Enterprises Ltd. as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continuing operating losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	“K R. MARGETSON LTD.”
July 13, 2009	Chartered Accountant

331 East 5th Street	Telephone: 604.929.0819
North Vancouver, BC V7L 1M1	Facsimile: 1.877.874.9583
CANADA	E-Mail: info@krmargetson.com

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at March 31, 2009 and 2008

	March 31,	March 31,
	2009	2008
ASSETS
Current
Cash and cash equivalents	$944	$6,237
Accounts receivable	-	791
Due from related parties – Note 3	2,959	-
Inventory	-	1,715

Total Assets	$3,903	$8,743

LIABILITIES
Current
Accounts payable and accrued liabilities	$15,166	$15,402
Due to related parties – Note 3	1,913	10,791
Loan payable – Note 4	-	4,865

Total Liabilities	17,079	31,058

Going Concern – Note 2

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
12,234,670 common stock (11,400,000 in 2008)	12,235	11,400
Additional paid in capital	155,795	131,590
Donated capital	38,672	36,010
Accumulated other comprehensive loss	(5,270)	(5,968)
Accumulated deficit	(214,608)	(195,347)

Total Stockholders' Equity	(13,176)	(22,315)

Total Liabilities and Stockholders' Equity	$3,903	$8,743

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2009 and 2008

	For the year ended
	March 31,
	2009	2008

Sales	$16,459	$31,565

Cost of sales	6,770	28,828

Gross profit (loss)	9,689	2,737
Consulting revenue (Note 3)	22,003	-

Income before selling and operating expenses	31,692	2,737

Selling expenses - sales commission	2,874	3,973

Income (loss) before operating expenses	28,818	(1,236)

Expenses
Administration fees	2,662	16,671
Filing fees	3,514	3,694
Incorporation costs	-	1,368
Office and general	5,873	4,388
Professional fees	19,953	41,228
Rent	3,154	11,211
Travel and promotion	1,996	5,641
Wages	10,927	12,230

	(48,079)	(96,431)

Net income (loss) for period	(19,261)	(97,667)
Other comprehensive income
Foreign currency adjustment	698	6,274

Comprehensive income (loss)	$(18,563)	$(91,393)

Basic and diluted income (loss) per share	$(0.002)	$(0.009)

Weighted average number of shares outstanding	12,028,861	10,954,795

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2009 and 2008

	For the year ended
	March 31,
	2009	2008
Operating activities
Net income (loss) for period	$(19,261)	$(97,667)
Non – cash expense – administration fee	2,662	-
Changes in non-cash working capital balances
Accounts receivable	791	(791)
Inventory	1,715	(1,715)
Accounts payable and accrued liabilities	(236)	13,703

Net cash provided by (used in) operating activities	(14,329)	(86,470)

Financing Activities
Common share issued	25,040	67,757
Increase (decrease) in related party liability	(8,878)	10,791
Decrease (increase) in related party receivable	(2,959)	2,602
Loan payable	(4,865)	4,865

Net cash proved by Financing Activities	8,338	86,015

Foreign exchange translation	698	6,274

Increase (decrease) in cash and cash equivalents during the period	(5,293)	5,819
Cash and cash equivalents, beginning of the period	6,237	418

Cash and cash equivalents, end of the period	$944	$6,237

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for debt to related party	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the years ended March 31, 2009 and 2008

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit		Total
Balance, March 31, 2007	8,900,000	$8,900	$66,333	$(12,242)	$36,010	$(97,680)		$1,321

Issuance of shares for	2,500,000	$2,500	$65,257	$-	$-	$-		$67,757
cash, May 4, 2007

Net Loss for the year	-	$-	$-	$-	$-	$(97,667)		$(97,667)
ended March 31, 2008

Other comprehensive loss
for the year ended March	-	$-	$-	$6,274	$-	$-		$6,274
31, 2008

Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)		$(22,315)

Issuance of shares for
cash,	834,670	$835	$24,205	$-	$-	$-		$25,040
June 30, 2008

Net Loss for the year	-	$-	$-	$-	$2,662	$(19,261)	$	(16,599)
ended March 31, 2009

Other comprehensive loss
for the year ended March	-	$-	$-	$698	$-	$-		$698
31, 2009

Balance, March 31, 2009	12,234,670	$12,235	$155,795	$(5,270)	$38,672	$(214,608)		$(13,176)

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
March 31, 2009

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

The Company provides management services and imports and wholesales Chinese manufactured goods. The Company's offices are in Calgary, Alberta, Canada, and it markets its products and services in that city and the surrounding area.

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

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $214,608 as at March 31, 2009 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at March 31, 2009, the Company did not have any cash equivalents ($nil – 2008). As at March 31, 2009, all cash amounts were deposited in accounts that were federally insured. (All cash amounts in 2008 were likewise federally insured).

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Financial Instruments

The fair value of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, loans from and to related parties and loans payable, were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair Value Measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements,' for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 established market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs. The valuation techniques required by SFAS

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

57 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices in active markets for identical asset or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

Currency Risks

The Company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at March 31, 2009, cash, advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

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

The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended March 31, 2009.

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Deferred Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment

	2009	2008
Year end C$ : US$ exchange rate	0.7935	1.02785
Average yearly C$ : US$ exchange rate	0.8872	.98200

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for the Company beginning in the first quarter of fiscal 2010. Since SFAS 165 only requires additional disclosures, the Company does not expect the adoption to have an impact on their consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for the Company beginning in the first quarter of fiscal 2010. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are currently evaluating the impact of adopting these Staff Positions, but the Company does not expect the adoption to have a material impact on their consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 163 on its financial statements by does not expect it to have a material effect.

In May 2008, the FASB issued SFAS 162, “The hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting principles”. The Company does not expect this adoption will have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, the year beginning April 1, 2009 for the Company.

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

This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from (to) related parties represent advances from (to) a shareholder, advances from a company with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

The Company had the following transactions with related parties for the years ending March 31, 2009 and 2008:

Expenses paid to related parties:	2009	2008
Wages	$10,927	$12,230
Rent	$-	$2,223
Inventory purchases	$5,207	$2,735
Income received from related parties
Consulting revenue	$22,003	$-
Services donated by related parties (shown as donated capital)
Administration fees	$2,662	$-

The transactions between the Company and the parties were consummated at the price agreed upon between the parties.

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

As at March 31, 2009, there were no shares subject to options, warrants or other agreements.

NOTE 6 – INCOME TAXES

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

	March 31	March 31
	2009	2008

Net loss for the period	$(19,261)	$(97,667)
Less permanent difference	2,662	-
Taxable income	(16,599)	(97,667)
Statutory and effective tax rates	29.4%	32.1%
Income taxes recovery at the effecitve rate	($4,880)	31,351
Tax losses carryforward deferred	4,880	31,351

Corporate income tax expense and corporate income
taxes payable	$-	$-

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – INCOME TAXES - continued

As at March 31, 2009, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax assets are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

		March 31		March 31
		2009		2008

Tax loss carried forward		$175,936		$161,624

Deferred tax assets		$51,700		$51,900
Valuation allowance		(51,700)		(51,900)

Deferred taxes recognized	$		$

The valuation allowance reduced by $200 during the year ended March 31, 2009 (increase of $29,900 in 2008).

As at March 31, 2009, there were approximately $176,000 in losses carried forward that will expire under normal circumstances between 2010 and 2029.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have engaged the firm of K.R. Margetson Ltd., to audit our consolidated financial statements for the fiscal year ended March 31, 2009. There has been no change in the accountants and no disagreements with K.R. Margetson Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management, including our principal executive officer, our principal financial officer and our principal accounting officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of March 31, 2009 because the following material weakness in internal control over financial reporting existed as of March 31, 2009.

(i) lack of segregation of incompatible duties;
(ii) Insufficient Board of Directors representation.
(iii) Excessive unrecorded adjustments

Though no material misstatements have resulted our management have determined that until such time as sufficient representation on our Board of Directors can be achieved the Company’s inability to formulate an audit committee represents a significant risk.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

Item 9B: Other Information.

Since the end of our last fiscal year, we have experienced the following recent developments:

1.	On April 16, 2008, Thomas Chan resigned from his position of the Chief Financial Officer and Director of the Company, effective immediately.

2.	On April 17, 2008, the Company’s Board of Directors appointed Vanleo Y.W. Fung to serve as Chief Financial Officer, Secretary and Director of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers, Promoters and Control Persons

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. As at March 31, 2009 the officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pui Shan Lam	President, Chief Executive Officer and Director	51	March 20, 2007
Vanleo Y.W. Fung	Chief Financial Officer, Secretary and Director	30	April 17, 2008
Thomas Chan[1]	former Chief Financial Officer and Secretary		April 25, 2007

1. Mr. Chan resigned on April 16, 2008.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Pui Shan Lam

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

Family Relationships

Mr. Vanleo Y.W. Fung is a son of Pui Shan Lam.

Significant Employees

The current management consists of Pui Shan Lam, the founder of SWAV Enterprises Ltd. and SWAV Holdings, and Vanleo Fung, Chief Financial Officer, Secretary and a director of SWAV Enterprises Ltd. This management team is supported by three other associates and part-time staffs who attended to the administration functions of our company. The management of the company will focus their attention in developing the sale channels and sourcing of products while many administrative functions will be handled by our associates and part-time staffs.

In addition to our own direct employees, we have also relied on Grace Weisgerber, who is an associate employed by Able Auctions in Calgary, Alberta. We do not employ Ms. Grace Weisgerber directly but we access her many years of experience in the auction market through our engagement of Able Auction to assist us in the auctioning of our imported goods.

Involvement in Certain Legal Proceedings

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

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

All proceedings of our board of directors for the year ended March 31, 2009 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

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

Audit Committee and Audit Committee Financial Expert

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

Item 11. Executive Compensation

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2009 ; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2009, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Pui Shan Lam[1] President, CEO	2009 2008	10,927 12,230	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	10,927 12,230
Thomas Chan[2] former CFO, Secretary	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Vanleo Y.W. Fung[3] CFO, Secretary	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

[1]	Miss Lam became our President, Chief Executive Officer and a director on March 20, 2007.
[2]	Mr. Chan became our Chief Financial Officer, Secretary and a director on April 25, 2007 and resigned on April 16, 2008.
[3]	Mr. Fung became our Chief Financial Officer, Secretary and a director on April 16, 2008.

We have not entered into written employment agreements with our directors and officers. Since April 1, 2008, we have begun to pay a fee of CAD$1,000 (2007 - $900) per month to Miss Lam for management services she provides to our company. This payment arrangement has not yet been reduced in writing but we believe we will continue pay Miss Lam CAD$1,000 per month for her management services for at least the next 12 months unless both Miss Lam and our company agree to terminate this arrangement first.

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

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended March 31, 2009, we did not pay any compensation or grant any stock options to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

Security Ownership of Certain Beneficial Owners and Management

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

Security ownership of management

Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class (1) (2)
common stock	Pui Shan Lam 3023 – 28th Street SW Calgary, AB T3E 2J4	6,000,000 Direct ownership	49.04%
common stock	Vanleo Y.W. Fung 3023 – 28th Street SW Calgary, AB T3E 2J4	350,000 Direct ownership	2.86%
common stock	Directors and Officers (2) (as a group)	6,350,000 Direct ownership	51.90%

1 Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 8, 2008.
2 Based on 12,234,670 shares outstanding as of July 13, 2009.

Changes in control

N/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the 12 month period ended March 31, 2009, Pui Shan Lam, the president and founder of SWAV Holdings, received $6,770 from SWAV Holdings for the cost of items sold and a net wage of $10,927 for providing management services for the company. During the same period, SWAV Holdings received $22,003 from 1220035 Alberta Ltd., a company wholly owned by Pui Shan Lam’s son, Allan Fung, for consulting services. During the same period, SWAV Enterprises received services donated by Allan Fung for administrative and bookkeeping in a total of $2,662.

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

Item 14. Principal Accounting Fees and Services

Our principal accountant K. R. Margetson Ltd., Chartered Accountant, rendered invoices to us during the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our registration statement on Form S-1 and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31
	2009	2008
Audit Fees and Audit Related Fees	$13,343	$14,132
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,343	$14,132

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description
No.
3.1	Articles of Incorporation [Attached as an exhibit to our Form SB-2 filed January 14, 2008]
3.2	Bylaws [Attached as an exhibit to our Form SB-2 filed January 14, 2008]
10.1	Share Exchange Agreement between SWAV Enterprises Ltd. and Pui Shan Lam dated April 1, 2007 [Attached as an exhibit to our Form SB-2 filed January 14, 2008]
10.2	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Attached as an exhibit to our Form SB-2 filed January 14, 2008]
10.3	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Attached as an exhibit to our Form SB-2 filed January 14, 2008]
21	Subsidiaries of SWAV Enterprises Ltd.: SWAV Holdings Inc., an Alberta corporation
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CEO)
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CFO)
32.1*	Section 1350 Certifications (CEO)
32.2*	Section 1350 Certifications (CFO)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWAV ENTERPRISES LTD.

By: /s/ Pui Shan Lam
Pui Shan Lam
President, Chief Executive Officer and Director
Principal Executive Officer
Date July 14, 2009

By: /s/ Vanleo Y.W. Fung
Vanleo Y.W. Fung
Chief Financial Officer, Secretary and Director
Principal Financial Officer and Principal Accounting Officer
Date July 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Pui Shan Lam
Pui Shan Lam
President, Chief Executive Officer and Director
Principal Executive Officer
Date July 14, 2009

By: /s/ Vanleo Y.W. Fung
Vanleo Y.W. Fung
Chief Financial Officer, Secretary and Director
Principal Financial Officer and Principal Accounting Officer
Date July 14, 2009