Form 10-Q
period 2009-06-30
Swav Enterprises Ltd.
filed 2009-08-13
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
Yes [   ]     No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 12, 2009, 12,234,670 shares of the Company's $.0001 par value common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

These consolidated financial statements have been prepared by SWAV Enterprises Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, and its results of operations, stockholders’ equity, and its cash flows for the three months period ended June 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on July 14, 2009.

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at June 30, 2009 and March 31, 2009

	June 30,	March 31,
	2009	2009
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$488	$944
Due from related parties – Note 3	3,504	2,959

Total Assets	$3,992	$3,903

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,590	$15,166
Due to related parties – Note 3	9,171	1,913

Total Liabilities	23,761	17,079

STOCKHOLDERS' EQUITY
Capital Stock – Note 4
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
12,234,670 common stock	12,235	12,235
Additional paid in capital	155,795	155,795
Donated capital	39,315	38,672
Accumulated other comprehensive lost	(6,378)	(5,270)
Accumulated deficit	(220,736)	(214,608)

Total Stockholders' Equity	(19,769)	(13,176)

Total Liabilities and Stockholders' Equity	$3,992	$3,903

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2009 and 2008

	For the three months
	ended June 30,
	2009	2008
	Unaudited	Unaudited

Sales	$960	$1,406

Cost of sales	-	416

Gross profit	960	990
Consulting revenue	3,266	-

Income before selling and operating expenses	4,226	990

Selling expenses - sales commission	173	211

Income before operating expenses	4,053	779

Expenses
Administration fees	643	3,282
Filing fees	-	364
Office and general	1,468	-
Professional fees	5,500	-
Rent	-	1,604
Travel and promotion	-	2,228
Wages	2,570	3,074

	(10,181)	(10,552)

Net income (loss) for period	(6,128)	(9,773)
Other comprehensive income
Foreign currency adjustment	(1,108)	(4,007)

Comprehensive income (loss)	$(7,236)	$(13,780)

Basic and diluted income (loss) per share	$(0.000)	$(0.001)

Weighted average number of shares outstanding	12,234,670	11,402,287

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2009 and 2008

	For the three months
	ended June 30
	2009	2008
	Unaudited	Unaudited
Operating activities
Net income (loss) for period	$(6,128)	$(9,773)
Non – cash expense – administration fee	643	-
Changes in non-cash working capital balances
Accounts receivable	-	(24,664)
Inventory	-	(16)
Accounts payable and accrued liabilities	(5,76)	(7,391)

Net cash provided by (used in) operating activities	(6,061)	(41,844)

Financing Activities
Common share issued	-	25,040
Increase (decrease) in related party liability	7,258	15,981
Decrease (increase) in related party receivable	(545)	-
Loan payable	-	44

Net cash proved by Financing Activities	6,713	41,065

Foreign exchange translation	(1,108)	(4,007)

Increase (decrease) in cash and cash equivalents during the period	(456)	(4,786)
Cash and cash equivalents, beginning of the period	944	6,237

Cash and cash equivalents, end of the period	$488	$1,451

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for debt to related party	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the three months ended June 30, 2009 and the year ended March 31, 2009

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Total
Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)	$(22,315)

Issuance of shares for	834,670	$835	$24,205	$-	$-	$-	$25,040
cash, June 30, 2008

Net Loss for the year	-	$-	$-	$-	$2,662	$(19,261)	$(16,599)
ended March 31, 2009

Other comprehensive loss
for the year ended	-	$-	$-	$698	$-	$-	$698
March 31, 2009

Balance, March 31, 2008	12,234,670	$12,235	$155,795	$(5,270)	$38,672	$(214,608)	$(13,176)

Issuance of shares for	-	$-	$-	$-	$-	$-	$-
cash, June 30, 2009

Net Loss for the period	-	$-	$-	$-	$643	$(6,128)	$(5,485)
ended June 30, 2009

Other comprehensive loss
for the period ended	-	$-	$-	$(1,108)	$-	$-	$(1,108)
June 30, 2009

Balance, June 30, 2009	12,234,670	$12,235	$155,795	$(6,378)	$39,315	$(220,736)	$(19,769)

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

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

Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited March 31, 2009 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2009 financial statements.

Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March31, 2010.

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $220,736 as at June 30, 2009 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2009, the Company did not have any cash equivalents ($nil – 2008). As at June 30, 2009, all cash amounts were deposited in accounts that were federally insured. (All cash amounts in 2008 were likewise federally insured).

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

SFAS 157 established market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs. The valuation techniques required by SFAS 57 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Fair Value Measurements (Cont’d)

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

Currency risks

The Company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at June 30, 2009, cash, accounts receivable advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Costs of Goods Sold

The Company does not manufacture its own goods. The costs of goods sold include all direct costs incurred to acquire goods for sale, including original cost, duty and freight in. There are no warehousing costs.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2009.

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Foreign currency translation (Cont’d)

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
	June 30, 2009
C$ : US$ exchange rate	.8166	1.02785
Average C$ : US$ exchange rate	.8248	.98200

Deferred Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from (to) related parties represent advances from (to) a shareholder, advances from a company with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES (CONT’D)

The Company had the following transactions with related parties for the three months ending June 30, 2009 and 2008:

Expenses paid to related parties:	2009		2008
Wages	$2,570		$3,074
Rent	$-		$7,43
Inventory purchases	$-		$416
Income received from related parties
Consulting revenue	$3,266		$-
Services donated by related parties (shown as donated capital)
Administration fees	$705	$

The transactions between the Company and the parties were consummated at the price agreed upon between the parties.

NOTE 4 - CAPITAL STOCK

On March 20, 2007 the Company issued 8,900,000 shares in aggregate for $75,462 of debt.
On May 4, 2007, the Company completed a private placement, issuing 2,500,000 shares for $67,757 in cash.
On June 30, 2008, the Company completed a private placement, issuing 834,670 shares for $25,040 in cash.

As at June 30, 2009, there were no shares subject to options, warrants or other agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Overview and Background

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

Liquidity & Capital Resources

Our financial condition as at June 30, 2009 and March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	June 30,	March 31,
	2009	2009
Current Assets	$3,992	$3,903
Current Liabilities	23,761	17,079
Working Capital	$(19,769)	$(13,176)

As of June 30, 2009, we had working capital deficit of $19,769. As of June 30, 2009, our total current assets were $3,992, which consist of cash and cash equivalents of $488 and $3,504 due from related party, and our total current liabilities were $23,761.

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

Cash Flows

	Jun 30,
	2009	2008
Net cash provided by (used in) operating activities	$(6,061)	$(41,844)
Net cash proved by Financing Activities	6,713	41,065
Increase (decrease) in cash and cash equivalents during the period	$(456)	$(4,786)

Cash Provided by Financing Activities

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

Results of Operations

Revenues

During the period ended June 30, 2009, we generated $960 in sales revenue, compared to $1,406 generated in the period ended June 30, 2008. This revenue was generated from sales of gift products through various stores and also an auction house in Calgary, Canada. The cost of sales for the period ended June 30, 2009 was $nil compared to $416 in the period ended June 30, 2008. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period. During the period ended June 30, 2009, we generated $3,266 in consulting revenue compared to $Nil in the period ended June 30, 2008.

Expenses

Our expenses for the period ended June 30, 2009 and 2008 were as follows:

	3 month periods ended
	2009	2008
Expenses
Administration fees	$643	$3,282
Filing fees	-	364
Office and general	1,468	-
Professional fees	5,500	-
Rent	-	1,604
Travel and promotion	1,996	2,228
Wages	2,570	3,074
	$(10,181)	$(10,552)

We incurred a net loss of $6,128 for the period ended June 30, 2009, compared to $9,773 for the period ended June 30, 2008.

Plan of Operations and Cash Requirements

All project obligations for calendar year 2008 have been satisfied and new large obligatory project expenses will not be due until August 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of June 30, 2009 because the following material weakness in internal control over financial reporting existed as of June 30, 2009.

(i)	lack of segregation of incompatible duties;
(ii)	Insufficient Board of Directors representation.
(iii)	Excessive unrecorded adjustments

Though no material misstatements have resulted our management has determined that until such time as sufficient representation on our Board of Directors can be achieved the Company’s inability to formulate an audit committee represents a significant risk.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2009.

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
Date: August 12, 2009

By: /s/ Vanleo Y.W. Fung
Vanleo Y.W. Fung
Chief Financial Officer, Secretary and Director
Principal Financial Officer and Principal Accounting Officer
Date: August 12, 2009