Form 10-Q
period 2009-09-30
Swav Enterprises Ltd.
filed 2009-11-23
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 000-53223

SWAV ENTERPRISES LTD.

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

501 Fifth Avenue, Suite 2001, New York, NY 10017
(Address of principal executive offices)

Registrant’s telephone number, including area code (212) 682-7888

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	N/A
Securities registered pursuant to Section 12(g) of the Act:

Common Stock , $ 0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 23, 2009, 12,734,770 shares of common stock, par value $0.001 per share, of the Company were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SWAV ENTERPRISES LTD.

(A Development Stage Company)

Consolidated Financial Statements

September 30, 2009

(unaudited)

SWAV Enterprises Ltd.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As at September 30, 2009 and March 31, 2009
UNAUDITED

	September 30,	March 31,
	2009	2009

ASSETS
Current
Cash and cash equivalents	$405	$--

Business rights and intellectual property - Note 3	300,000	--

Total Assets	$300,405	$--

LIABILITIES
Current
Accrued liabilities to related party - Note 4	$2,330	$--
Notes payable to related pary - Note 4	300,000	--

Total Liabilities	302,330	$--

STOCKHOLDERS' DEFICIT
Capital Stock – Note 5
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
12,734,770 common stock (12,234,670 at March 31, 2009)	12,735	12,235
Additional paid in capital	17,265	(12,235)
Accumulated deficit during development stage	(31,925)	--

Total Stockholders' Deficit	(1,925)	--

Total Liabilities and Stockholders' Deficit	$300,405	$--

Restructuring - Note 1
Going conern - Note 2
SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2009 and 2008 and from inception, April 1, 1988 to September 30, 2009
UNAUDITED

	For the three months		For the six months		From April 1, 1988
	ended September 30,		ended September 30,		(inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$--	$--	$--	$--	$--

Expenses
Interest	2,330	--	2,330	--	2,330
Professional fees	29,595	--	29,595	--	29,595

Net loss for the period	$(31,925)	$--	$--	$--	$(31,925)

Basic and diluted
Earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted average number
of shares outstanding	12,240,115	12,234,670	12,237,407	12,234,670

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the six months ended September 30, 2009
UNAUDITED

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance, March 31, 2009	12,234,670	$12,235	$(12,235)	$--	$--

Recapitalization, including cash
of $405, September 21, 2009	100	--	405	--	405

Issue shares for services,
September 29, 2009	500,000	500	29,095	--	29,595

Net loss for the six month period	--	--	--	(31,925)	(31,925)

Balance, September 30, 2009	12,734,770	$12,735	$17,265	$(31,925)	$(1,925)

SEE ACCOMPANYING NOTES

SWAV Enterprises Ltd.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2009 and 2008, and
For the period from inception, April 1, 1998 to September 30, 2009
UNAUDITED

			April 1, 1998
	Six months ended		(Inception) to
	September 30		September 30,
	2009	2008	2009
Operating activities
Net loss for period	$(31,925)	$--	$(31,925)
Professional fees, a non-cash expense	29,595	--	29,595
Changes in non-cash working capital balances
Accrued liabilities to related party	2,330	--	2,330

Net cash provided by (used in) operating activities	--	--	--

Investing activities
Business rights and intellectual property	(300,000)	--	(300,000)

Net cash used in investing activities	(300,000)	--	(300,000)

Financing Activities
Common stock issued for net assets	405	--	405
Loans from related party	300,000	--	300,000

Net cash proved by financing activities	300,405	--	300,405

Increase (decrease) in cash and cash equivalents during the period	405	--	405
Cash and cash equivalents, beginning of the period	--	--	--

Cash and cash equivalents, end of the period	$405	$--	$405

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for services	$30,000	$--	$30,000

Cash paid for:
Interest	$2,330	$--	$2,330
Income taxes	$--	$--	$-

SEE ACCOMPANYING NOTES

NOTE 1 - OPERATIONS AND RESTRUCTURING

SWAV Enterprises Ltd. (“The Company”) was incorporated in the State of Nevada on March 20, 2007.

Restructuring

On September 21, 2009, the Company completed agreements with Carlyle Gaming Ltd. (“Carlyle”), Sandy J. Masselli (“Masselli”) and Pui Shan Lam (“Lam”). Prior to this date, Masselli owned 100% of Carlyle and Lam owned 49.04% of the Company.

The Company sold its wholly owned operating subsidiary, SWAV Holdings Inc. to Lam for $100.

Masselli purchased 85% of the issued and outstanding shares of the Company. The Company acquired 100% of the outstanding common shares of Carlyle for an aggregate of 100 authorized but heretofore unissued shares of common stock, par value $.001 per share.

As a result of the transaction, Carlyle became the wholly owned subsidiary of the Company and the Company’s main operational business. The exchange transaction for accounting and financial statement purposes is treated as a reverse takeover (“RTO”) as per Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-40, Business Combinations, Reverse Takeovers.

In an RTO, the legal acquiree becomes the accounting acquirer. Accordingly, the accompanying consolidated financial statements reflect the historical financial statements of Carlyle Gaming Ltd., the accounting acquirer, as adjusted for the exchange of shares on its equity accounts, the inclusion of the net assets of the accounting subsidiary as of the date of the merger on a fair value basis and the inclusion of the accounting subsidiary’s results of operations from that date onward.

The results of operations and cash flows for the three and six month period ended September 30, 2009, represent the operation of Carlyle for the whole period and the operations of the Company for the period from September 21, 2009 to September 30, 2009. The operations for the 2008 periods represent only the operations of Carlyle.

The transaction is treated as a restructuring of Carlyle’s common stock applied retroactively to inception. The common stock issued in the transaction as shown in the accompanying consolidated statement of deficit is comprised of the common stock of the Company (12,234,670 shares) immediately before the transaction plus the common stock issued to Carlyle (100 shares) for all of its issued and outstanding common stock.

The acquired net assets of SWAV Enterprises Ltd. were recorded at fair value using the purchase method of accounting and were comprised solely of cash of $405.

On a pro forma basis, accounting for the transaction as if it happened on April 1, 2009 and 2008 would not produce any change in the financial statements presented.

Operations

The Company is in the development stage as per FASB ASC 915 Development Stage Entities. It is devoting substantially all of its efforts to develop a business in which planned principal operations have not commenced. Carlyle, the Company’s legal subsidiary, has plans to enter the online gaming business. Carlyle was incorporated in Colorado on April 1, 1998 but had no operations until July, 2009.

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

Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March31, 2010.

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $31,925 as at September 30, 2009 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at September 30, 2009, the Company did not have any cash equivalents ($nil – 2008). As at September 30, 2009, all cash amounts were deposited in accounts that were not federally insured.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

Comprehensive Income (Loss)

In accordance with FASB ASC 220, Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company has not had any comprehensive income (loss).

Net Income per Common Share

The Company reports basic loss per share in accordance with FASB ASC 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery.

Financial Instruments

Fair Value

The fair value of financial instruments consisting of cash and cash equivalents, accrued liabilities to related party and notes payable to related party were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Management does not believe the Company is exposed to significant credit risk.

Management, as well, does not believe the Company is exposed to significant interest rate risks during the period presented in these financial statements.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.
The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets, such intellectual assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended September 30, 2009.

Foreign currency translation

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

Deferred Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Carlyle Gaming Ltd. All significant inter-company balances and transactions have been eliminated.

Derivative Instruments

The Company follows FASB ASC 815, Derivatives and Hedges. This standard establish accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

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

NOTE 3 – BUSINESS RIGHTS AND INTELLECTUAL PROPERTY

On July 21, 2009, the Company paid $300,000 for 100% of the business rights, including domain names, trademarks, proprietary software source codes, company intellectual property and formulas of SJCG Ltd.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Notes to related parties represent a loan from a company owned by the Company’s controlling shareholder. The note bears interest at prime plus 2% and is due and payable at the earlier of December 31, 2011 or when revenues and proceeds from the sale of equity securities are received by the Company.

The Company had the following transactions with related parties for the six months ending September 30, 2009 and 2008:

	2009	2008
Expenses paid to related party:
Interest on note payable (accrued)	$2,330	$--

The transactions between the Company and the related party were consummated at the price agreed upon between the parties.

NOTE 5 - CAPITAL STOCK

As described in Note 1, on September 21, 2009 the Company completed a reverse takeover (“RTO”) with Carlyle Gaming Ltd., wherein the latter company was treated as the acquirer for accounting purposes and the acquisition was treated as a recapitalization. Accordingly, the balance of capital stock immediately prior to the takeover was retroactively treated as being outstanding from inception.

On September 21, 2009, 100 shares of common stock were issued pursuant to the RTO agreement. At that time, the Company’s net assets consisted of $405 in cash. Carlyle Gaming Ltd. had net assets of no net value.

On September 29, 2009 500,000 shares of common stock were issued for legal services incurred in the RTO. The transaction was recorded at the fair value of the services received.

NOTE 6 – SUBSEQUENT EVENTS

The Company did not have any subsequent events up to November 19, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As previously reported on a Current Report on Form 8-K filed with the SEC on September 21, 2009 and as disclosed in Note 1 to the financial statements included in this Form 10-Q, on September 21, 2009, SWAV Enterprises, Ltd., a Nevada corporation (the "Company"), entered into a Share Transaction Purchase Agreement (the "Transaction Agreement") with Carlyle Gaming Limited, a Canadian company ("Carlyle"), pursuant to which the Company issued 100 shares of SWAV common stock to Carlyle in consideration for 100% of the issued and outstanding shares of common stock of Carlyle. As a result of the transaction (the "Transaction"), Carlyle became a wholly-owned subsidiary of the Company. Prior to the Transaction, Mr. Sandy J. Masselli, Jr. owned 100% of Carlyle.

Simultaneously with the execution and delivery of the Transaction Agreement, the Selling Stockholders named in that certain Stock Purchase Agreement dated September 21, 2009 (the "Stock Purchase Agreement), sold an aggregate of 10,399,470 shares of their common stock of the Company to Mr. Masselli, representing approximately 85% of the issued and outstanding shares of common stock of the Company for an aggregate purchase price of $300,000. Mr. Masselli used his personal funds to buy the stock from the Selling Stockholders.

Pursuant to a Subsidiary Stock Purchase Agreement, dated September 21, 2009, between the Company and Pui Shan Lam, the Company sold its sole and wholly-owned subsidiary, SWAV Holdings, Inc., to Pui Shan Lam in consideration for $100.

Upon the consummation of the Transaction, Pui Shan Lam and Vanleo Y.W. Fung resigned from their respective positions with the Company, effective immediately. Also, upon the consummation of the Share Purchase Agreement, Mr. Masselli was appointed as the Chief Executive Officer and Director of the Company.

ABOUT CARLYLE GAMING LIMITED

Carlyle is an Internet software development and licensing company operating in the Internet transaction processing market. Carlyle is a Canadian company and is located at Montreal, Canada. The principal focus of Carlyle is the development, licensing and support of Internet based software and electronic commerce software for the Internet gaming industry.
As a software developer in the Internet gaming industry, Carlyle’s business is based on licensing its proprietary casino gaming software and services. It typically enters into long-term software license and support agreements, which usually extend up to five years with automatic renewal provisions. Each licensee has to represent and demonstrate that it is licensed or in the process of being licensed by the relevant authorities in its jurisdiction to operate "virtual casinos" on the Internet.

Carlyle licenses its software to user-facing gambling website owners in return for a revenue share. The entire current revenue base is generated from a European licensee. Currently, Carlyle does not deal with US-facing operators.
The proprietary Internet based software and electronic software products are used by the licensees to create "virtual casinos." The downloadable software package transfers the "front end" information (i.e., playing cards, roulette wheel, dice numbers) between the user and a remote server. The software package utilizes each user’s computer to generate the graphics of the virtual casino, while the licensees’ gaming servers perform the "dealer" function, generating the random numbers of playing cards, roulette numbers and dice numbers, as applicable.
Carlyle recognizes revenue from the following sources:

One time customization fee: Initially, as part of the issuance of a software license, the licensee generally pays a one-time customization fee. This customization fee is for designing the casino style desired by the licensee.

Ongoing licensing and support fees: These are major sources of revenue for Carlyle. These fees are recurring and are calculated as a percentage of the licensee’s net transaction revenues.

Carlyle earns royalties based on a percentage of its licensees’ revenues, profiting from their growth without the direct risks and costs borne by the operators.

The Technology

Carlyle has developed a comprehensive software platform for offering a turnkey solution for online gaming websites. Among other things, the software contains proprietary encryption features, which allow secure transmission of data. In addition, the proprietary Internet software package permits its licensees to offer multi-player games, a 3D panoramic virtual casino floor, progressive jackpots, multi-currency features, Internet browsing features and facilitates inter-player chatting.

Carlyle provides Internet based electronic commerce support and technology to licensees and maintains electronic commerce accounts for both merchants of Carlyle’s electronic commerce software and their end-users. Carlyle reports and remits to its licensees their respective share of the net transaction revenues less licensing and support fees payable to Carlyle (as outlined in the applicable licensing agreement). Utilizing the electronic commerce software, users can purchase electronic cash by credit card, transfer from their bank account, wire transfer, money order or personal check, and can spend the cash with a third party business merchant of Carlyle, or have the balance in their account returned through their credit card account or by check. Users of the electronic commerce software products are charged nominal fees for using this service.

Intellectual Property

Carlyle relies on a combination of copyright and trade secret laws and contractual provisions to establish and protect its rights in its software and proprietary technology. Carlyle believes that much of its competitive position is dependent upon its ability to protect its proprietary information. In an attempt to protect its intellectual property rights, Carlyle generally enters into non-disclosure and invention agreements with employees, licensees, consultants and customers, and historically has restricted access to its software products’ source codes. Carlyle regards its source codes as proprietary information, and attempts to protect source code versions of its products as trade secrets and unpublished copyrighted works. Despite Carlyle’s precautions, it may be possible for unauthorized parties to copy or otherwise reverse engineer portions of Carlyle’s products or otherwise obtain and use information that Carlyle regards as proprietary.

Carlyle does not possess any patent or copyright registrations in Canada, the United States or any other jurisdiction. However, Carlyle has trademarks in certain jurisdictions and is in the process of applying for further trademark registrations which would provide such protection in relevant jurisdictions. On July 21, 2009, the Company paid $300,000 for 100% of the business rights, including domain names, trademarks, proprietary software source codes, company intellectual property and formulas of SJCG Ltd.

Existing copyright and trade secret laws offer only limited protection, and the laws of certain countries in which Carlyle’s products are used do not protect Carlyle’s products and intellectual property right the same extent as the laws of Canada and the United States. Certain provisions of the license agreements entered into by Carlyle including provisions protecting against unauthorized use, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions.

Liquidity & Capital Resources

Our financial condition as at September 30, 2009 and March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	September 30,	March 31,
	2009	2009

Current Assets	$300,405	$--
Current Liabilities	$302,330	$--

Stockholders’ Deficit	$(1,925)	$--

As of September 30, 2009, our total current assets were $300,405 which consists of cash and cash equivalents of $405and Business rights and Intellectual Property valued at $300,000. On July 21, 2009, the Company paid $300,000 for 100% of the business rights, including domain names, trademarks, proprietary software source codes, company intellectual property and formulas of SJCG Ltd.

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

Cash Flows

			April 1, 1998
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009

Net cash provided by (used in) Operating Activities	$--	$--	$--
Net cash used in Investing Activities	$(300,000)	$--	$(300,000)
Net cash provided by Financing Activities	$300,405	$--	$300,405
Increase (decrease) in cash and cash equivalents during the period	$405	$--	$405
Cash and cash equivalents, beginning of period	$--	$--	$--
Cash and cash equivalents, end of period	$405	$--	$405

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

During the three month ended September 30, 2009, we generated $0 in sales revenue, compared to $0 generated for the three month period ended September 30, 2008.

Expenses

During the three months ended September 30, 2009, we had $2,330 in interest expense, compared to $0 for the three months ended September 30, 2008. Notes to related parties represent a loan from a company owned by the Company’s controlling shareholder. The note bears interest at prime plus 2% and is due and payable at the earlier of December 31, 2011 or when revenues and proceeds from the sale of equity securities are received by the Company.

The Company had the following transactions with related parties for the six months ending September 30, 2009 and 2008:

	2009	2008
Expenses paid to related party:
Interest on note payable (accrued)	$2,330	$--

The transactions between the Company and the related party were consummated at the price agreed upon between the parties.

For the three months ended September 30, 2009, we incurred $25,595 in professional fees, as compared to $0 for the three months ended September 30, 2008. The expenses were incurred in connection with our acquisition of Carlyle Gaming Limited on September 21, 2009.

We incurred a net loss of $31,925 for the three month period ended September 30, 2009, compared to $0 for the three month period ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Revenues

During the six month ended September 30, 2009, we generated $0 in sales revenue, compared to $0 generated for the six month period ended September 30, 2008.

Expenses

During the six months ended September 30, 2009, we had $2,330 in interest expense, compared to $0 for the three months ended September 30, 2008. Notes to related parties represent a loan from a company owned by the Company’s controlling shareholder. The note bears interest at prime plus 2% and is due and payable at the earlier of December 31, 2011 or when revenues and proceeds from the sale of equity securities are received by the Company.

The Company had the following transactions with related parties for the six months ending September 30, 2009 and 2008:

	2009	2008
Expenses paid to related party:
Interest on note payable (accrued)	$2,330	$--

The transactions between the Company and the related party were consummated at the price agreed upon between the parties.

For the six months ended September 30, 2009, we incurred $25,595 in professional fees, as compared to $0 for the three months ended September 30, 2008. The expenses were incurred in connection with our acquisition of Carlyle Gaming Limited on September 21, 2009.

We incurred a net loss of $31,925 for the six month period ended September 30, 2009, compared to $0 for the six month period ended September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Item 4T. Controls and Procedures.

 Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer/Principal Financial Officer has concluded that our disclosure controls and procedures had the following deficiency:

•

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both our Principal Executive Officer and Principal Financial Officer. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Transaction disclosed above, the Company issued 100 shares of common stock to Carlyle Gaming Limited. The shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance of the shares did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.:		Description:

10.1	*	Stock Purchase Agreement, dated September 21, 2009, between the Selling Stockholders and Sandy J. Masselli

10.2	*	Share Transaction Purchase Agreement, dated September 21, 2009, between SWAV Enterprises, Ltd. and Carlyle Gaming Limited.

10.3	*	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises, Ltd. and Pui Shan Lam

31.1		Rule 13(a)-14(a)/15(d)-14(a) Certifications

32.1		Section 1350 Certifications

*Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWAV ENTERPRISES LTD.

By: /s/ Sandy J. Masselli, Jr.
Sandy J. Masselli, Jr. Chief Executive Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer) Date: November 23, 2009