Form 10-Q/A
period 2009-09-30
Swav Enterprises Ltd.
filed 2010-02-22
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
214 Broad Street
Red Bank, New Jersey 07701
T: (732) 530-9007
F: (732) 530-9008
www.SourlisLaw.com

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
Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 22, 2010, 12,234,670 shares of common stock, par value $0.0001 per share, of the Registrant were issued and outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

These consolidated financial statements have been prepared by SWAV Enterprises Ltd., a Nevada corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, and its results of operations, stockholders’ equity, and its cash flows for the three months period ended September 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on July 14, 2009.

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at September 30, 2009 and March 31, 2009

	September 30,	March 31,
	2009	2009
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$395	$944
Inventory	-	2,959

Total Assets	$395	$3,903

LIABILITIES
Current
Accounts payable and accrued liabilites	$6,127	$15,166
Due to related parties – Note 3	24,290	1,913

Total Liabilities	30,417	17,079

STOCKHOLDERS' EQUITY
Capital Stock – Note 4
Authorized: 25,000,000 common stock with a par value of $0.001
Issued and outstanding 12,234,670 common stock	12,235	12,235
Additional paid in capital	155,795	155,795
Donated capital	39,998	38,672
Accumulated other comrehensive lost	(8,460)	(5,270)
Accumulated deficit	(229,590)	(214,608)

Total Stockholders' Equity	(30,022)	(13,176)

Total Liabilites and Stockholders' Equity	$395	$3,903

Going Concern – Note 2

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2009 and 2008

	For the three months		For the six months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Sales	$1,021	$4,680	$1,981	$6,086

Cost of sales	-	5,521	-	5,937

Gross profit (loss)	1,021	(841)	1,981	149
Consulting revenue	6,344	960	9,610	960

Income before selling and operating expenses	7,365	119	11,591	1,109

Selling expenses - sales commission	184	(821)	357	(1,032)

Income (loss) before operating expenses	7,181	(702)	11,234	77

Expenses
Administration fees	683	-	1,326	-
Filing fees	1,620	983	1,620	1,347
Office and general	3,951	2,621	5,419	5,903
Professional fees	(850)	12,875	4,650	16,835
Rent	-	835	-	2,439
Travel and promotion	7,897	-	7,897	2,228
Wages	2,734	2,981	5,304	6,055

	(16,035)	(20,295)	(26,216)	(34,807)

Net income (loss) for period	(8,854)	(20,997)	(14,982)	(34,730)
Other comprehensive income
Foreign currency adjustment	(2,082)	4,274	(3,190)	267

Comprehensive income (loss)	$(10,936)	$(16,723)	$(18,172)	$(34,463)

Basic and diluted income (loss) per share	$(0.001)	$(0.002)	$(0.001)	$(0.003)

Weighted average number of shares outstanding	12,234,670	12,234,670	12,234,670	11,819,616

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2009 and 2008

	For the six months
	ended September 30,
	2009	2008
Operating activities
Net income (loss) for period	$(14,982)	$(34,730)
Non – cash expense – administration fee	1,326	-
Changes in non-cash working capital balances
Accounts receivable	-	656
Inventory	-	1,715
Accounts payable and accrued liabilities	(9,039)	2,220

Net cash provided by (used in) operating activities	(22,695)	(30,139)

Financing Activities
Common share issued	-	25,040
Increase (decrease) in related party liability	22,377	7,878
Decrease (increase) in related party receivable	2,959	-
Loan payable	-	(4,865)

Net cash proved by Financing Activities	25,336	28,053

Foreign exchange translation	(3,190)	267

Increase (decrease) in cash and cash equivalents during the period	(549)	(1,819)
Cash and cash equivalents, beginning of the period	944	6,237

Cash and cash equivalents, end of the period	$395	$4,418

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for debt to related party	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the six months ended September 30, 2009 and the year ended March 31, 2009

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Total
Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)	$(22,315)

Issuance of shares for cash, September 30, 2008	834,670	835	24,205	-	-	-	25,040

Net Loss for the year ended March 31, 2009	-	-	-	-	2,662	(19,261)	(16,599)

Other comprehensive loss for the year ended March 31, 2009	-	-	-	698	-	-	698

Balance, March 31, 2009	12,234,670	$12,235	$155,795	$(5,270)	$38,672	$(214,608)	$(13,176)

Issuance of shares for cash, September 30, 2009	-	-	-	-	-	-	-

Net Loss for the period ended September 30, 2009	-	-	-	-	1,326	(14,982)	(13,656)

Other comprehensive loss for the period ended September 30, 2009	-	-	-	(3,190)	-	-	(3,190)

Balance, September 30, 2009	12,234,670	$12,235	$155,795	$(8,460)	$39,998	$(229,590)	$(30,022)

See Accompanying Notes

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE 1 - OPERATIONS AND RESTRUCTURING

Swav Enterprises Ltd. (the -” Company”) was incorporated in the State of Nevada on March 20, 2007 and did not have any operations until April 1, 2007. On that date, the Company completed an agreement to acquire 100% of the outstanding common shares of Swav Holdings Inc. for an aggregate of 8,900,000 authorized but heretofore unissued shares of common stock, par value $.001 per share. For accounting purposes, the acquisition has been treated as a recapitalization of Swav Holdings Inc. with Swav Holdings Inc as the acquirer (reverse take-over). Accordingly, the accompanying consolidated financial statements reflect the historical financial statements of Swav Holdings Inc., the accounting acquirer, as adjusted for the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company is the legal acquirer, Swav Holdings Inc. will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Swav Holdings Inc.

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

Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Company’s wholly owned subsidiary, Swav Holdings Inc, and 100% of its asset, liabilities and net income or loss. All intercompany accounts and transactions have been eliminated

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $229,590 as at September 30, 2009 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at September 30, 2009, all cash amounts were deposited in accounts that were federally insured. (All cash amounts in 2008 were likewise federally insured).

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

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Net Income per Common Share

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Currency risks

The Company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at September 30, 2009, cash, accounts receivable advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

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

For financial reporting purposes, the financial statements of the Subsidiary Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity (deficit).

	Three months ended	Year ended
	September 30, 2009	March 31, 2008
C$ : US$ exchange rate	.9327	1.02785
Average C$ : US$ exchange rate	.9112	.98200

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Deferred Taxes

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

The Company had the following transactions with related parties for the three months ending September 30, 2009 and 2008:

Expenses paid to related parties:	2009	2008
Wages	$2,734	$2,981
Rent	$-	$835
Income received from related parties
Consulting revenue	$6,344	$960
Services donated by related parties (shown as donated capital)
Administration fees	$683	$-

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

As at September 30, 2009, there were no shares subject to options, warrants or other agreements.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluates subsequent events up to the date and time the financial statements were available to be issued on February 19, 2010.

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

Carlyle Gaming Limited

As previously reported by the Company on a Form 8-K filed with the SEC on September 21, 2009 and on a Form 8-K filed with the SEC on December 22, 2009, on September 21, 2009, the Company entered into a Share Transaction Purchase Agreement (the "Transaction Agreement") with Carlyle Gaming Limited, a Canadian company ("Carlyle"), pursuant to which the Company issued 100 shares of SWAV common stock to Carlyle in consideration for 100% of the issued and outstanding shares of common stock of Carlyle. As a result of the transaction (the "Transaction"), Carlyle became a wholly-owned subsidiary of the Company. Mr. Sandy J. Masselli, Jr. owns 100% of Carlyle.

Simultaneously with the execution and delivery of the Transaction Agreement, the Selling Stockholders named in that certain Stock Purchase Agreement, dated September 21, 2009 (the "Stock Purchase Agreement), sold an aggregate of 10,399,470 shares of their common stock of the Company to Mr. Masselli, representing approximately 85% of the issued and outstanding shares of common stock of the Company, for an aggregate purchase price of $300,000.

Due to the nonpayment of the $300,000 owed the Selling Stockholders by Mr. Masselli pursuant to the Stock Purchase Agreement, on December 22, 2009; the Selling Stockholders unwound the above transactions.

On December 22, 2009, Mr. Masselli was dismissed as the Chief Executive Officer and director of the Company and Pui Shan Lam and Vanleo Y.W. Fung resumed their former positions with the Company prior to the Transaction. Pui Shan Lam serves served as the President, Chief Executive Officer and Director of the Company and Vanleo Y.W. Fung serves as the Chief Financial Officer, Secretary and Director of the Company.

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

Liquidity & Capital Resources

Our financial condition as at September 30, 2009 and March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	September 30,	March 31,
	2009	2009
Current Assets	$395	$3,903
Current Liabilities	30,417	17,079
Working Capital	$(30,022)	$(13,176)

As of September 30, 2009, we had working capital deficit of $30,022. As of September 30, 2009, our total current assets were $395, which consist of cash and cash equivalents, and our total current liabilities were $30,417, which consist of accounts payable of $6,127 and $24,290 of due to related party.

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

Cash Flows

	September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(22,695)	$(30,139)
Net cash proved by Financing Activities	25,336	28,053
Foreign exchange translation	(3,190)	267
Increase (decrease) in cash and cash equivalents during the period	$(549)	$(1,819)

Cash Provided by Financing Activities

On September 30, 2008, we issued an aggregate of 834,670 common shares to the selling security holders at an offering price of $0.03 per share for gross offering proceeds of $25,040 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. The proceeds will be used for working capital. We issued all of the 834,670 common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Results of Operations

Revenues

During the six months ended September 30, 2009, we generated $1,981 in sales revenue, compared to $6,086 generated in the six months ended September 30, 2008. This revenue was generated from sales of gift products through various stores and also an auction house in Calgary, Canada. The cost of sales for the six months ended September 30, 2009 was $nil compared to $5,937 in the six months ended September 30, 2008. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the six months. During the six months ended September 30, 2009, we generated $9,610 in consulting revenue compared to $960 in the six months ended September 30, 2008.

Expenses

Our expenses for the six months ended September 30, 2009 and 2008 were as follows:

	6 month periods ended
	2009	2008
Expenses
Administration fees	$1,326	$-
Filing fees	1,620	1,347
Office and general	5,419	5,903
Professional fees	4,650	16,835
Rent	-	2,439
Travel and promotion	7,897	2,228
Wages	5,304	6,055
	$(26,216)	$(34,807)

We incurred a net loss of $14,982 for the six months ended September 30, 2009, compared to $34,807 for the six months ended September 30, 2008.

Plan of Operations and Cash Requirements

All project obligations for the six months ended September 30, 2009 have been satisfied.

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

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

(i)	lack of segregation of incompatible duties;
(ii)	Insufficient Board of Directors representation.
(iii)	Excessive unrecorded adjustments

Though no material misstatements have resulted, our management has determined that until such time as sufficient representation on our Board of Directors can be achieved, the Company’s inability to formulate an audit committee represents a significant risk.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
3.2	Bylaws [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.1	Share Exchange Agreement between Swav Enterprises Ltd. and Pui Shan Lam dated April 1, 2007 [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.2	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.3	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]
10.4	Form of Subscription Agreement used in the private placements that closed on June 30, 2008 between our company and four investors [Incorporated by reference to the Company’s Form 8-K filed June 21, 2008]
10.5	Stock Purchase Agreement, dated September 21, 2009, between the Selling Stockholders and Sandy J. Masselli [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.6	Share Transaction Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Carlyle Gaming Limited [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.7	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CEO)
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CFO)

32.1*	Section 1350 Certifications (CEO)
32.2*	Section 1350 Certifications (CFO)

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWAV ENTERPRISES LTD.

By: /s/ Pui Shan Lam
Pui Shan Lam
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 22, 2010

By: /s/ Vanleo Y.W. Fung
Vanleo Y.W. Fung
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal
Accounting Officer)
Date: February 22, 2010