Form 10-Q
period 2009-12-31
Swav Enterprises Ltd.
filed 2010-02-22
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

These consolidated financial statements have been prepared by SWAV Enterprises Ltd., a Nevada corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2009, and its results of operations, stockholders’ equity, and its cash flows for the three months period ended December 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on July 14, 2009.

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2009 and March 31, 2009

	December 31,	March 31,
	2009	2009
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$195	$944
Accounts receivable	-	-
Inventory	8,882	2,959

Total Assets	$9,077	$3,903

LIABILITIES
Current
Accounts payable and accrued liabilities	$15,161	$15,166
Due to related parties – Note 3	24,884	1,913

Total Liabilities	40,045	17,079

STOCKHOLDERS' EQUITY
Capital Stock – Note 4
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
12,234,670 common stock	12,235	12,235
Additional paid in capital	155,795	155,795
Donated capital	40,707	38,672
Accumulated other comprehensive lost	(9,196)	(5,270)
Accumulated deficit	(230,509)	(214,608)

Total Stockholders' Equity	(30,968)	(13,176)

Total Liabilities and Stockholders' Equity	$9,077	$3,903

Going Concern – Note 2

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2009 and 2008

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2009	2008	2009	2008

Sales	$-	$4,398	$1,981	$10,484

Cost of sales	-	2,222	-	8,159

Gross profit (loss)	-	2,176	1,981	2,325
Consulting revenue	-	1,650	9,610	2,610

Income before selling and operating expenses	-	3,826	11,591	4,935

Selling expenses - sales commission	-	(762)	357	(1,794)

Income (loss) before operating expenses	-	3,064	11,234	3,141

Expenses
Administration fees	709	-	2,035	-
Filing fees	-	325	1,620	1,672
Office and general	210	1,554	5,629	7,457
Professional fees	-	5,317	4,650	22,152
Rent	-	718	-	3,157
Travel and promotion	-	-	7,897	2,228
Wages	-	2,561	5,304	8,616

	(919)	(10,475)	(27,135)	(45,282)

Net income (loss) for period	(919)	(7,411)	(15,901)	(42,141)
Other comprehensive income
Foreign currency adjustment	(736)	4,342	(3,926)	4,609

Comprehensive income (loss)	$(1,655)	$(3,069)	$(19,827)	$(37,532)

Basic and diluted income (loss) per share	$(0.000)	$(0.001)	$(0.001)	$(0.004)

Weighted average number of shares outstanding	12,234,670	12,234,670	12,234,670	11,823,052

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2009 and 2008

	For the nine months
	ended December 31,
	2009	2008
Operating activities
Net income (loss) for period	$(15,901)	$(42,141)
Non – cash expense – administration fee	2,035	-
Changes in non-cash working capital balances
Accounts receivable	-	244
Inventory	(8,882)	1,715
Accounts payable and accrued liabilities	(5)	3,052

Net cash provided by (used in) operating activities	(22,753)	(37,130)

Financing Activities
Common share issued	-	25,040
Increase (decrease) in related party liability	22,971	6,636
Decrease (increase) in related party receivable	2,959	-
Loan payable	-	(4,865)

Net cash proved by Financing Activities	25,930	26,811

Foreign exchange translation	(3,926)	4,609

Increase (decrease) in cash and cash equivalents during the period	(749)	(5,710)
Cash and cash equivalents, beginning of the period	944	6,237

Cash and cash equivalents, end of the period	$195	$527

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for debt to related party	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the nine months ended December 31, 2009 and the year ended March 31, 2009

				Accumulated
	Common Stock		Additional	Other
			Paid in	Comprehensive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Total
Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)	$(22,315)

Issuance of shares for cash, December 31, 2008	834,670	835	24,205	-	-	-	25,040

Net Loss for the year ended March 31, 2009	-	-	-	-	2,662	(19,261)	(16,599)

Other comprehensive loss for the year ended March 31, 2009	-	-	-	698	-	-	698

Balance, March 31, 2009	12,234,670	12,235	155,795	(5,270)	38,672	(214,608)	(13,176)

Net Loss for the period ended December 31, 2009	-	-	-	-	2,035	(15,901)	(13,866)

Other comprehensive loss for the period ended December 31, 2009	-	-	-	(3,926)	-	-	(3,926)

Balance, December 31, 2009	12,234,670	$12,235	$155,795	$(9,196)	$40,707	$(230,509)	$(30,968)

See Accompanying Notes

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2009

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

Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

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
December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $230,509 as at December 31, 2009 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at December 31, 2009, all cash amounts were deposited in accounts that were federally insured. (All cash amounts in 2008 were likewise federally insured).

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
December 31, 2009

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
December 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Currency risks

The Company incurs expenditures in Canadian dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at December 31, 2009, cash, accounts receivable advances from related parties and accounts payable and accrued charges were all denominated in Canadian dollars.

Costs of Goods Sold

The Company does not manufacture its own goods. The costs of goods sold include all direct costs incurred to acquire goods for sale, including original cost, duty and freight in. There are no warehousing costs.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets, such intellectual assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended December 31, 2009.

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

	Three months ended	Year ended
	December 31, 2009	March 31, 2008
C$ : US$ exchange rate	.9555	1.02785
Average C$ : US$ exchange rate	.9459	.98200

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2009

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

The Company had the following transactions with related parties for the three months ending December 31, 2009 and 2008:

Expenses paid to related parties:	2009	2008
Wages	$-	$2,561
Rent	$-	$718
Income received from related parties
Consulting revenue	$-	$1,650
Services donated by related parties (shown as donated capital)
Administration fees	$709	$-

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

As at December 31, 2009, there were no shares subject to options, warrants or other agreements.

NOTE 5 – SUBSEQUENT EVENTS

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

Due to the nonpayment of the $300,000 owed the Selling Stockholders by Mr. Masselli pursuant to the Stock Purchase Agreement, on December 22, 2009, the Selling Stockholders unwound the above transactions.

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

Liquidity & Capital Resources

Our financial condition as at December 31, 2009 and March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	December 31,	March 31,
	2009	2009
Current Assets	$9,077	$3,903
Current Liabilities	40,045	17,079
Working Capital	$(30,968)	$(13,176)

As of December 31, 2009, we had working capital deficit of $30,968. As of December 31, 2009, our total current assets were $9,077, which consist of cash and cash equivalents of $195 and $8,882 in inventory, and our total current liabilities were $40,045, which consist of accounts payable of $15,161 and $24,884 of due to related party.

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

Cash Flows

	December 31,
	2009	2008
Net cash provided by (used in) operating activities	$(22,753)	$(37,130)
Net cash proved by Financing Activities	25,930	26,811
Foreign exchange translation	(3,926)	4,609
Increase (decrease) in cash and cash equivalents during the period	$(749)	$(5,710)

Cash Provided by Financing Activities

On December 31, 2008, we issued an aggregate of 834,670 common shares to the selling security holders at an offering price of $0.03 per share for gross offering proceeds of $25,040 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. The proceeds will be used for working capital. We issued all of the 834,670 common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Results of Operations

Revenues

During the nine months ended December 31, 2009, we generated $1,981 in sales revenue, compared to $10,484 generated in the nine months ended December 31, 2008. This revenue was generated from sales of gift products through various stores and also an auction house in Calgary, Canada. The cost of sales for the nine months ended December 31, 2009 was $nil compared to $8,159 in the nine months ended December 31, 2008. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the nine months. During the nine months ended December 31, 2009, we generated $9,610 in consulting revenue compared to $2,610 in the nine months ended December 31, 2008.

Expenses

Our expenses for the nine months ended December 31, 2009 and 2008 were as follows:

	9 month periods ended
	2009	2008
Expenses
Administration fees	$2,035	$-
Filing fees	1,620	1,672
Office and general	5,629	7,457
Professional fees	4,650	22,152
Rent	-	3,157
Travel and promotion	7,897	2,228
Wages	5,304	8,616
	$(27,135)	$(45,282)

We incurred a net loss of $15,135 for the nine months ended December 31, 2009, compared to $42,141 for the nine months ended December 31, 2008.

Plan of Operations and Cash Requirements

All project obligations for calendar year 2009 have been satisfied.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended December 31, 2009.

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