Form 10-K
period 2010-03-31
Swav Enterprises Ltd.
filed 2010-07-19
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

SWAV ENTERPRISES LTD.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Otto-Spesshardt-Str. 16
Eisenach 99817, Germany
(Address of principal executive offices)

+49 369 188 7600
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

i

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

As of March 31, 2010, 12,234,670 shares of the Company's $.0001 par value common stock were issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $383,086 as of September 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

iii

PART I

Item 1. Description of Business

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

Corporate Background

SWAV Holdings initially imported a variety of goods from China and wholesaled them in the Calgary area. Early products included: various promotional gift products, women’s clothing, ballroom dancing shoes, and women’s fashion accessories. SWAV Holdings then began focusing on personalized promotional products. This enabled the company to fill numerous orders for goods such as: tailored pens, promotional key chains, business card holders, and even political paraphernalia. Clients included local accounting firms, auto dealerships, restaurants, and regional politicians. During 2007, SWAV Holdings recognized an opportunity in the furniture market due to strong housing activities in Alberta. SWAV Holdings decided to expand its business to take advantage of this growth. During 2009, SWAV imported various types for tiles for home improvement use. Most of the clients are from Calgary and the surrounding areas.

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

SUBSEQUENT EVENTS:

Lotus Holdings Limited

As previously reported on a Form 8-K filed on April 26, 2010 and as amended on May 7, 2010 and July 12, 2010, on April 26, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lotus Holdings Limited (“Lotus”) pursuant to which the Company issued an aggregate of 2,265,240 shares of SWAV’s common stock to Lotus in consideration for 100% of certain assets of the Lotus (the “Acquisition”).

Lotus is a holding company specializing in software technology and training services, particularly in the areas of advanced software development tools, innovative point-of-care electronic health record (EHR) software, and sales training.

Simultaneously with the consummation of the Acquisition, the Selling Stockholders named in those certain Stock Purchase Agreements, dated April 26, 2010, sold an aggregate of 11,984,770 shares of their common stock of the Company for an aggregate purchase price of $370,000.

Also, on April 26, 2010, the Company consummated the sale of 100% of SWAV Holdings, Inc., a wholly-owned subsidiary of the Company, to Pui Shan Lam, the Chief Executive Officer and Director of the Company, pursuant to a Subsidiary Stock Purchase Agreement, dated April 26, 2010, for a purchase price of $100.

List of Lotus’ Assets Acquired by SWAV

Asset	Business	Percentage Transferred
Tool Box Assets	IPR’s - Software development tools - Social media software Customer base	100%
“Bones” Assets	IPR’s - Software for HealthCare - Medical/HealthCare database Contracts	100%
OUTPUT! Ltd	Adult Education/Training - Sales - Marketing Customer base Contracts	100%

The following is a description of the Lotus assets purchased by SWAV:

Tool Box Assets

1.	Carousel
Visual image rendering plug-in for Notes 8+. Modeled on iTunes.

Written in: Eclipse SWT
Component assets: Java animation, dynamic image manipulation
Implementing customers: None

2.	Alpheus
Mail file analyzer/replication manager

Written in: Lotusscript
Component assets: Cross-replica analyzer, Mail file contents analyzer
Implementing customers: PGA Tour, Bay Area Hospital

3.	Squawk™ Lightweight Social Networking Solution
Domino micro-blogging system

Written in: Java/Xpages
Component assets: “Wingman” concept, dynamic charting, digest-based data model, branding, forced UNIDs
Implementing customers: None

Squawk™ is the revolutionary lightweight social networking solution. Like Twitter™ for the enterprise, it is a simple, yet incredibly powerful collaboration solution. Based on Lotus Domino Xpages technology, it is easy to deploy, highly scalable, and integrated with the rest of the Lotus portfolio, including Domino, Quickr, Connections, Sametime, and Websphere Portal.

Often referred to as micro-blogging, the purpose of Squawk™ is to share knowledge and collaborate in a community with similar interests in near real-time. Squawk™ has the brevity and immediacy of instant messaging with the value of continuity and open collaboration.

Squawk™ can be installed in your environment in just seconds, or it is available as a web service that can be integrated with and even embedded into your existing applications. Since it is based on Lotus Domino, the application can be replicated to multiple servers and synchronized or even clustered for distributed processing and high availability supporting tens of thousands of users.

The business value of Squawk:

    Lets key individuals, such as C-level executives, easily post short, meaningful updates and maintain a connection to their employees.
    Facilitates connections between employees who don’t know each other and the adoption of other business social networking technologies.
    Individuals can post ideas and get both immediate and compound feedback.
    Identify key subject matter experts to build powerful teams, committees, or communities of interest.
    Attract and retain talent. The younger workforce expects these tools.
    Use Squawk™ in conjunction with live presentations to gather instant feedback from participants and provide a transcript of the interactions.
    Provides a mechanism for internal marketing or R&D and feedback.
    Allows for employee self-service support.
    Reduces communications costs.

Key Features:

Squawking: Post a short statement about what you are doing, a question you have, a topic you want to discuss, or a response to any of the above.
Profile Integration: Maintain and share information about yourself that is relevant to the community.
My Replies: Track responses to your squawks.
My Flock: Filter squawks to the individuals that you want to follow.
Polling: Post a question and allow other users to vote for or against it, then view real-time responses in a live chart, or track more detailed responses over time.
Knowledge Discovery: Filter or search squawks for past or current topics and find subject matter experts based on key words.
Portability: Most Squawk™ features can be embedded into other collaborative applications, such as blogs or discussions, or easily accessed from mobile devices.
Hosted Service: Squawk™ can be installed inside your firewall or easily integrated into your organization as a hosted service.
Bidding: Post an item and allow other users to respond with a specific format, such as a bid on an item, then report on progress and a final result, such as a progressive bid, the current leader, and an eventual winner.
Squawk Live™: Integrates with Lotus Sametime to provide presence awareness, instant messaging, group chat, and instant meeting capabilities.

Pricing:
Up to 30 users: $999 + $10 for each additional user. OR
$5,000 per server cluster for unlimited users. OR
As little as $1 per user per month hosted.

4.	Blueprint

Notes client application framework

Written in: Lotusscript
Component assets: Dynamic interface construction, dynamic validation engine, abstract workflow engine, dynamic data modeling engine, DXL/CSS compatible design element structure, rules-based view constructor

5.	Crowded Wisdom™ Engage. Envision. Empower.™
Social decision engine/Social link tracker

Written in: Xpages
Component assets: Stack ranking model, Dual-axis evaluation, Branding, Write-Behind Cache, Reputation scoring, Q&A rating engine, Link tracking

Crowded Wisdom™ is a social idea management and business decision support solution. Featuring a sophisticated Web 2.0 interface, Crowded Wisdom allows employees, customers, vendors and partners to share ideas that can then be quickly and easily evaluated on multiple criteria by the defined community. Ideas can be contributed by anyone at any time, and become immediately available for other users to add to their personal Wishlist.

But the wisdom of crowds doesn't end there. Participants can organize their wishlists by ranking and rating ideas with simple drag & drop gestures. By sorting ideas in order of priority, users can express not simply that they like an idea, but where they rank it among other ideas they like. They can also rate ideas independent of their ranking, creating a deeper understanding of priorities and preferences. Site administrators can group ideas together into Scorecards, which are then made available to crowd participants. Scorecards can be limited to a preset collection of ideas, or be open-ended. Once participants have submitted their scores, administrators can see rankings and ratings for all the ideas. Administrators can also assign weighting values to participants, which will differentiate their scoring, allowing key customers and users to have a stronger voice.

For example, imagine you are a major fast food chain and want to seek ideas from your customer base about what products or services to offer. You could start by having an open collection of ideas, letting people feed off of and rate each other's ideas, building a loyal community of interest. Then you can create a targeted Scorecard of the highest rated ideas that are actually feasible and publish that to the community to prioritize and rate ideas AGAINST each other, giving you valuable market intelligence about what changes you could make that would have the highest impact to your community. That is the power of Crowded Wisdom™.

Built on the latest Domino technology, Crowded Wisdom™ can be deployed and managed on one server or across multiple clustered servers in just minutes, and can be easily integrated into other web applications for maximum exposure and business value.

Pricing:
Up to 25 users: $999 + $12 for each additional user.
OR $10,000 per server cluster for unlimited users.
OR $3 to $5 per user per month hosted.

6.	TruePresence™ Unified Communications & Collaboration
UC2 for Foundations

Written in: Java
Component assets: Asterisk dial plan assembler, SIP presence tracking, Sametime click-to-call plugin, Sametime Bluetooth binding plugin
Implementing customers: None

TruePresence™ PBX: No need to implement a separate and expensive phone system. Just plug in the appliance or install the software on your existing server hardware, configure it for your network, and plug in the IP phones of your choice (and/or softphones), and you have an advanced phone system with all the features you would expect and no recurring annual fees.

IBM Lotus Sametime Real-time Collaboration: The TruePresence™ appliance includes an integrated Sametime server with enterprise instant messaging and public chat network interoperability, VoIP services, mobile access, video chats, and web conferencing capabilities all with the security features required for business use. The Sametime Chat client is an extensible application platform that exposes all of these services and runs on Windows, Macintosh, and even Linux desktops. But many of these features can also be easily accessed from everyday applications such as Lotus Notes, Symphony, Quickr, Websphere Portal, Microsoft Office, Sharepoint, Microsoft Outlook, web browsers, and even mobile devices. TruePresence™ for Sametime adds the powerful integration to truly unify your communications and collaboration solutions. Features such as Phone Status Awareness (e.g., "on the phone"), Instant Phone Conference Bridge from Sametime, Instant Web Meetings with Integrated Telephony Services.

Strong security with content and identity control: The Lotus Sametime Instant Messaging server can be connected to public instant messaging networks such as AOL, Yahoo!, and GoogleTalk, allowing you to control your users' identities, log all activity, and encrypt confidential communications rather than have a “free-for-all” of unsecured public tools.

IP Telephony Integration: TruePresence™ for Sametime can be used with the TruePresence™ PBX or customized to work with your telephony system of choice.

TruePresence™ Ultimate Small Business Server: This all-in-one solution based on Lotus Foundations™ includes all of the TruePresence™ features on a secure Linux-based server with email, collaborative applications, instant messaging, IP telephony PBX, directory, file & print services, firewall, anti-virus, anti- spam, integrated backup, automatic updates, autonomic recovery, and remote access.

The business value of UCC

    Streamline business processes to improve productivity and reduce costs.
    Empower employees to improve responsiveness to boost customer satisfaction and loyalty.
    Fast access to subject matter experts without having to know who they are.
    Lay a scalable, adaptable foundation for added functionality.
    Gain control over the unmanaged use of public networks.
    Provide multiple communications options in the context of their regular activities.
    Lower telephony and travel costs.

Pricing:
As low as $490 for first 10 users + $49 for each additional user. OR
$3 to $5 per user per month hosted.

7.	Envoy
DXL-based version tracking/control/assembler

Written in: Lotusscript
Component assets: DXL assembler, version mapper, CSS style applier, Domino source searching Provides change tracking, rollback, dependency checking, compliance monitoring and automated test builds for Notes/Domino applications. Currently in beta as part of our Beyond the Cloud ™ hosting service.

“Bones” Health Care

‘Bones’ Health Care is a electronic health recording (EHR) technology designed to be used at point-of-care, such as a hospital, clinic, or physician’s office. Based around a sophisticated touch sensitive interface, it allows the patient and physician to securely enter data (HIPPA / CCHIT compliant), interact with patient history information, and various data bases (such as prescription drug information) and in parallel, will automatically codes and bills the encounter to the appropriate insurance provider. ‘Bones’ provides a multitude of advantages including increasing physician efficiency, and where the product is a self contained technology, it reduces or eliminates the need for IT support.

OUTPUT! Ltd.

OUTPUT! Ltd (Professional Trainers for Sales) provides uniquely customized sales, negotiation, CRM utilization, customer care and sales management training to companies and individuals across the U.S. and the EU to help sales organizations become more productive in their sales communication with their customers. Through the quick & easy implementation of our unique sales methodology and systems, we help our clients’ entire sales staff to increase sales effectiveness which has proven to increase top line revenue while lowering costs and increasing margins. OUTPUT! focuses on Telecommunications, Telemarketing and Software Sales Organizations. OUTPUT! is currently working with 65 customers in Europe and the US.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officer; Compensatory Arrangements of Certain Officers.

Upon the consummation of the Acquisition, Pui Shan Lam and Vanleo Y.W. Fung resigned from their respective positions with the Company, effective immediately. Prior to her resignation, Pui Shan Lam had served as the President, Chief Executive Officer and Director of the Company. Prior to his resignation, Vanleo Y.W. Fung had served as the Chief Financial Officer, Secretary and Director of the Company. There were no disagreements on any matter relating to the Company’s operations, policies or practices nor was the director removed for cause from the Board of Directors.

Effective on the closing of the Acquisition, the Company’s directors appointed Joerg Ott to serve as the sole director of the Company and to serve as the Chief Executive Officer of the Company. Mr. Ott does not have a familial relationship with any director or executive officer of the Company.

Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office.

Item 1A. Risk Factors

N/A

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Properties

Executive Offices

Our executive and head office is located at Otto-Spesshardt-Str. 16 Eisenach 99817, Germany.

Item 3. Legal Proceedings

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock is traded on the OTC Bulletin Board under the symbol “SWAV.” Trading of our common stock has been limited and sporadic. The following table reflects the sporadic trades of our common stock since September 5, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Date	Open	Day Low	Day High	Close	Volume
9/5/2008	0.02	0.02	0.02	0.02	40,000
9/16/2008	0.05	0.05	0.05	0.05	5,000
10/6/2008	0.05	0.05	0.05	0.05	5,000
10/10/2008	0.06	0.06	0.06	0.06	65,000
5/4/2010	0.06	0.06	0.06	0.06	15,000

Transfer Agent

     Our transfer agent is Action Stock Transfer, 7069 South Highland Drive, Salt Lake City, UT 84121; Phone: 801-274-1088; Fax: 801-274-1099.

Holders

     As of July 14, 2010, there were 62 holders of record of our common and preferred stock.

Dividends

     We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain any future earnings to finance our operations.

Common Stock

     We are authorized to issue 25,000,000 shares of $0.001 par value common stock of which 12,234,670 shares were issued and outstanding as of March 31, 2010. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

     Stockholders have no pre-emptive rights to acquire additional shares of common stock. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of common stock, when issued, will be fully paid and non-assessable.

     Holders of common stock are entitled to receive dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on common stock and do not anticipate that it will pay dividends in the foreseeable future.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

During year ended March 31, 2010, we generated $6,289 in sales revenue, compared to $16,459 generated in the year ended March 31, 2009. This revenue was generated from sales of products through direct client sales and an auction house in Calgary, Canada. The cost of sales for the year ended March 31, 2010 was $4,231 compared to $6,770 in the year ended March 31, 2009. The cost of sales included the total cost of purchased goods, transportation, import duty, custom tax, etc. for the goods purchased during the period. During the year ended March 31, 2010, we generated $7,587 in consulting revenue compared to $22,003 in the year ended March 31, 2009.

During year ended March 31, 2010, our selling expenses totaled $185, compared to $2,874 for the same period in the previous year. Our operating expenses in the year ended March 31, 2010 totaled $27,440, compared to $48,079 for the same period in the previous year. The operating expenses in the year ended March 31, 2010 included admin fees of $2,750, filing fees of $2,958, office and general expenses of $5,921, professional fees of $4,909, rent of $206, travel and promotion expenses of $7,946 and wages of $2,750. The operating expenses in the year ended March 31, 2009 included administration fees of $2,662, filing fees of $3,514, office and general expenses of $5,873, professional fees of $19,953, rent of $3,154, travel and promotion expenses of $1,996 and wages of $10,927.

We incurred a net loss of $17,980 for year ended March 31, 2010, compared to $19,261 for the year ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital deficit of $32,708. As of March 31, 2010, our total current assets were $5,861, which consist of cash and cash equivalents of $507, accounts receivable of $744, inventory of $4,610, and our total current liabilities were $38,569.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended March 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Foreign currency translation

At March 31, 2010, the functional currency of the Company was Canadian dollars (“C$”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

	2010	2009
Year end C$ : US$ exchange rate	0.9846	0.7935
Average yearly C$ : US$ exchange rate	0.9168	0.8872

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

  Report of Independent Registered Public Accounting Firm dated
  Consolidated Balance Sheets as of March 31, 2010 and 2009
  Consolidated Statements of Operations for the year ended March 31, 2010 and 2009
  Consolidated Statements of Cash Flows for the year ended March 31, 2010 and 2009
  Consolidated Statements of Stockholders’ Equity from for the year ended March 31, 2010 and 2009
  Notes to the Consolidated Financial Statements.

K. R. MARGETSON LTD.

CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Swav Enterprises Ltd.:

We have audited the accompanying consolidated balance sheets of Swav Enterprises Ltd. as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

North Vancouver, Canada	“K R. MARGETSON LTD.”
July 14,2010	Chartered Accountant

331 East 5th Street	Telephone: 604.929.0819
North Vancouver, BC V7L 1M1	Facsimile: 1.877.874.9583
CANADA	E-Mail: info@krmargetson.com

SWAV Enterprises Ltd.
CONSOLIDATED BALANCE SHEETS
As at March 31, 2010 and 2009

	March 31, 2010	March 31, 2009
ASSETS
Current
Cash and cash equivalents	$507	$944
Accounts receivable	744	-
Inventory – Note 2	4,610	2,959
Total Assets	$5,861	$3,903

LIABILITIES
Current
Accounts payable and accrued liabilities	$9,755	$15,166
Due to related parties – Note 3	28,814	1,913
Total Liabilities	38,569	17,079

Going Concern – Note 2

STOCKHOLDERS' EQUITY
Capital Stock – Note 4
Authorized: 25,000,000 common stock with a par value of $0.001
Issued and outstanding 12,234,670 common stock	12,235	12,235
Additional paid in capital	155,795	155,795
Donated capital	41,422	38,672
Accumulated other comprehensive loss

	(9,572)	(5,270)
Accumulated deficit	(232,588)	(214,608)
Total Stockholders' Equity	(32,708)	(13,176)
Total Liabilities and Stockholders' Equity	$5,861	$3,903

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2010 and 2009

	For the year
	ended March 31,
	2010	2009

Sales	$6,289	$16,459

Cost of sales	4,231	6,770

Gross profit	2,058	9,689

Consulting revenue	7,587	22,003

Income before selling and operating expenses	9,645	31,692

Selling expenses - sales commission	185	2,874

Income (loss) before operating expenses	9,460	28,818

Expenses
Administration fees	2,750	2,662
Filing fees	2,958	3,514
Office and general	5,921	5,873
Professional fees	4,909	19,953
Rent	206	3,154
Travel and promotion	7,946	1,996
Wages	2,750	10,927
	(27,440)	(48,079)
Net income (loss) for period	(17,980)	(19,261)

Other comprehensive income
Foreign currency adjustment	(4,302)	698

Comprehensive income (loss)	$(22,282)	$(18,563)

Basic and diluted income (loss) per share	$(0.001)	$(0.002)

Weighted average number of shares outstanding	12,234,670	12,028,861

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2010 and 2009

	For the year
	ended March 31,
	2010	2009
Operating activities

Net income (loss) for period	$(17,980)	$(19,261)
Non – cash expense – administration fee	2,750	2,662
Changes in non-cash working capital balances
Accounts receivable	(744)	791
Inventory	(1,651)	1,715
Accounts payable and accrued liabilities	(5,411)	(236)

Net cash provided by (used in) operating activities	(23,036)	(14,329)

Financing Activities
Common share issued	-	25,040
Increase (decrease) in related party liability	26,901	(8,878)
Decrease (increase) in related party receivable	-	(2,959)
Loan payable	-	(4,865)

Net cash proved by Financing Activities	26,901	8,338

Foreign exchange translation	(4,302)	698

Increase (decrease) in cash and cash equivalents during the period	(437)	(5,293)
Cash and cash equivalents, beginning of the period	944	6,237

Cash and cash equivalents, end of the period	$507	$944

Supplemented disclosure of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes

SWAV Enterprises Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the years ended March 31, 2010 and 2009

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Donated	Accumulated
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	Total
Balance, March 31, 2008	11,400,000	$11,400	$131,590	$(5,968)	$36,010	$(195,347)	$(22,315)

Issuance of shares for cash, December 31, 2008	834,670	835	24,205	-	-	-	25,040

Net Loss for the year ended March 31, 2009	-	-	-	-	2,662	(19,261)	(16,599)
Other comprehensive income for the year ended March 31, 2009	-	-	-	698	-	-	698

Balance, March 31, 2009	12,234,670	12,235	155,795	(5,270)	38,672	(214,608)	(13,176)

Net Loss for the year ended March 31, 2010	-	-	-	-	2,750	(17,980)	(15,230)
Other comprehensive loss for the year ended March 31, 2010	-	-	-	(4,302)	-	-	(4,302)

Balance, March 31, 2010	12,234,670	$12,235	$155,795	$(9,572)	$41,422	$(232,588)	$(32,708)

See Accompanying Notes

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Company’s wholly owned subsidiary, SWAV Holdings Inc, and 100% of its assets, liabilities and net income or loss. All intercompany accounts and transactions have been eliminated

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $232,588 as at March 31, 2010 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at March 31, 2010 (and 2009), there were no cash equivalents. As at March 31, 2010 (and 2009), all cash amounts were deposited in accounts that were federally insured.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Financial Instruments

Fair Value

The fair value of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and amounts due to related party were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate risks during the period presented in these financial statements.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Inventory and Costs of Goods Sold

The Company does not manufacture its own goods. The inventory and costs of goods sold include all direct costs incurred to acquire goods for sale, including original cost, duty and freight in. There are no warehousing costs.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets, such intellectual assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended March 31, 2010.

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

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

	2010	2009
Year end C$ : US$ exchange rate	0.9846	0.7935
Average yearly C$ : US$ exchange rate	0.9168	0.8872

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from (to) related parties represent advances from (to) a shareholder, advances from a company with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

The Company had the following transactions with related parties for the years ending March 31, 2010 and 2009:

Expenses paid to related parties:	2010	2009
Wages	$2,750	$10,927
Inventory purchases	$-	$5,207
Consulting fees paid	$4,909	$2,100
Income received from related parties
Consulting revenue	$7,587	$22,003
Services donated by related parties (shown as donated capital)
Administration fees	$2750	$2,662

NOTE 4 - CAPITAL STOCK

On March 20, 2007 the Company issued 8,900,000 shares in aggregate for $75,462 of debt.
On May 4, 2007, the Company completed a private placement, issuing 2,500,000 shares for $67,757 in cash.
On June 30, 2008, the Company completed a private placement, issuing 834,670 shares for $25,040 in cash.

As at March 31, 2010, there were no shares subject to options, warrants or other agreements.

NOTE 5 – INCOME TAXES

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

	March 31	March 31
	2010	2009

Net loss for the period	$(17,980)	$(19,261)
Less permanent difference	2,750	2,662
Taxable loss	(15,230)	(16,599)
Statutory and effective tax rates	28.7%	29.4%

Income tax recovery at the effecitve rate	(4,371)	(4,880)
Tax losses carryforward deferred	4,371	4,880

Corporate income tax expense and corporate income taxes payable	$-	$-

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 5 – INCOME TAXES - continued

As at March 31, 2010, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax assets are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

		March 31		March 31
		2010		2009

Tax loss carried forward		$191,166		$175,936

Deferred tax assets		$55,000		$51,700
Valuation allowance		(55,000)		(51,700)

Deferred taxes recognized	$		$

The valuation allowance increased by $3,300 during the year ended March 31, 2010 (reduced by $200 in 2009).

As at March 31, 2010, there was approximately $191,000 in losses carried forward that will expire under normal circumstances between 2010 and 2030.

NOTE 6 – SUBSEQUENT EVENT AND PRO FORMA STATEMENTS

Effective April 26, 2010 the Company entered into an agreement with Lotus Holdings Ltd. whereby it issued 2,265,240 shares for goodwill, inventory, licenses, customer lists and computer software. Simultaneously, the existing shareholders sold 11,984,770 shares to the managing director of Lotus Holdings Ltd. for $370,000. Also on April 26, 2010, The Company consummated the sale of 100% of all the outstanding shares of SWAV Holdings, Inc. its wholly-owned subsidiary, to Pui Shan Lam, the Chief Executive Officer and Director of the Company for a price of $100.

The following financial information gives effect to the transaction as if it took place on March 31, 2010.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

SWAV Enterprises Ltd.
PRO FORMA BALANCE SHEET
As at March 31, 2010

	Consolidated Historical SWAV Enterprises Ltd.	Pro Forma Adjustments		Pro Forma

ASSETS
Current
Cash and cash equivalents	$507	100	(2)	$607
Accounts receivable	744			-
Inventory	4,610	2	(1)	4,612
	5,861			5,219

Intangible assets - goodwill, contracts, licences and software
OUTPUT! Ltd.	-	14,998	(1)	14,998
Bones HealthCare	-	35,000	(1)	35,000
Tool Box	-	115,000	(1)	115,000
	-			164,998
Total Assets	$5,861			$170,217

LIABILITIES
Curnent
Accounts payable and accrued charges	$9,755			$9,755
Advances from related party	28,814	(28,814)	(3)	-
Advances payable	-	28,814	(3)	28,814
Total Liabilities	38,569			38,569

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized
25,000,000 common stock with a par value of $.001
Issued and outstanding
12,334,670 common stock	12,235
14,599,900 common stock		2,265	(1)	14,500
Additional paid in capital	155,795	162,735	(1)	318,530
Donated capital	41,422			41,422
Accumulated other comprehensive loss	(9,572)			(9,572)
Accumulated deficit	(232,588)	100	(2)	(232,488)
Total Stockholders' Deficit	(32,708)			132,392
Total Liabilities and Stockholders' Deficit	$5,861			$170,961

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

SWAV Enterprises Ltd.
PRO FORMA STATEMENT OF OPERATIONS
For the year ended March 31, 2010

	Consolidated Historical SWAV Enterprises Ltd.	Pro Forma Adjustments		Pro Forma

Sales	$6,289			$6,289
Cost of sales	4,231			4,231

Gross profit (loss)	2,058			2,058
Consulting revenue	7,587			7,587

Income before selling and operating expenses	9,645			9,645
Selling expenses - sales commission	185			185

Income (loss) before operating expenses	9,460			9,460
Expenses	(27,440)			(27,440)

Loss from operations	(17,980)			(17,980)
Gain on sale of SWAV Holdings Ltd.	-	100	(2)	100

Net income (loss) for period	(17,980)			(17,880)
Foreign currency adjustment	(4,302)			(4,302)

Comprehensive income (loss)	$(22,282)			(22,182)

Basic and diluted income (loss) per share	$(0.002)			$(0.002)

Weighted average number of shares outstanding	12,240,876			12,234,670

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

SWAV Enterprises Ltd.
PRO FORMA STATEMENT OF CASH FLOWS
For the year ended March 31, 2010

	Consolidated Historical SWAV Enterprises Ltd.	Pro Forma Adjustments		Pro Forma
Operating activities
Net income (loss) for period	$(17,980)	100	(2)	$(17,880)
Non – cash expense – administration fee	2,750			2,750
Changes in non-cash working capital balances
Accounts receivable	(744)			(744)
Inventory	(1,651)			(1,651)
Accounts payable and accrued liabilities	(5,411)			(5,411)
Net cash provided by (used in) operating activities	(23,036)			(22,936)

Financing Activities
Increase (decrease) in related party liability	26,901	(28,814)	(3)	(1,913)
Advances payable	-	28,814	(3)	28,814
Net cash proved by Financing Activities	26,901			26,901

Foreign exchange translation	(4,302)			(4,302)

Increase (decrease) in cash and cash	(437)			(337)
Cash and cash equivalents, beginning of the period	944			944
Cash and cash equivalents, end of the period	$507			$607

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of common shares for inventory, licences, customer lists, goodwill and software	$-	370,000	(1)	$370,000

Cash paid for:
Interest	$-			$-
Income taxes	$-			$-

The pro forma adjustments are as follows:
(1) to record the purchase of inventory, goodwill, licences, customer lists, and computer software upon the issuance
(2) to record the sale of Swav Holdings, Ltd. for 100.
(3) to record the sale of 11,984,770 common shares by sellings shareholder.

SWAV ENTERPRISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE TO THE PRO FORMA STATEMENTS

The value of the assets acquired has been recorded according the FASB ASC topic 845.10 Non monetary transactions whereby the value is the carrying value of the vendor. This quideance is operative when neither the assets received nor the assets relinquished are determinable within reasonable limits.

Item 9: Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T): Controls and Procedures

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There was no change in our internal control over financial reporting during our second fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B: Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. As at March 31, 2010 the officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pui Shan Lam	President, Chief Executive Officer and Director	51	March 20, 2007
Vanleo Y.W. Fung[1]	Chief Financial Officer, Secretary and Director	30	April 17, 2008

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

Pui Shan Lam, President and founder of both SWAV Enterprises Ltd. and SWAV Holdings Inc., is a business women and an entrepreneur. She has involved herself in numerous ventures in both Hong Kong and Canada in the past 25 years. In early 1980’s, Miss Lam co-founded a transportation company in Hong Kong. This company was specialized in transporting goods from China to Hong Kong. Miss Lam oversaw the operations of this company until she immigrated to Canada in the mid 1990’s. After immigrating to Canada, she established SWAV Holdings Inc. in the late 1990’s. Since establishing the company, Miss Lam has been traveling to China and Hong Kong on a regular basis and has met or gotten to know a number of suppliers in China, particularly in the Guangdong province.

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

Family Relationships

Mr. Vanleo Y.W. Fung is a son of Pui Shan Lam.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officer; Compensatory Arrangements of Certain Officers.

Upon the consummation of the Acquisition, Pui Shan Lam and Vanleo Y.W. Fung resigned from their respective positions with the Company, effective immediately. Prior to her resignation, Pui Shan Lam had served as the President, Chief Executive Officer and Director of the Company. Prior to his resignation, Vanleo Y.W. Fung had served as the Chief Financial Officer, Secretary and Director of the Company. There were no disagreements on any matter relating to the Company’s operations, policies or practices nor was the director removed for cause from the Board of Directors.

Effective on the closing of the Acquisition, the Company’s directors appointed Joerg Ott to serve as the sole director of the Company and to serve as the Chief Executive Officer of the Company. Mr. Ott does not have a familial relationship with any director or executive officer of the Company.

Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office.

Business Experience

Name:	Position Held with the Company:	Age:
Joerg Ott	Chief Executive Officer and Sole Director	45

Joerg Ott

Mr. Ott brings over 20 years of software industry expertise to the Company. Mr. Ott founded OUTPUT! GmbH, a sales training company in Germany in 1992. While serving as the company’s President and CEO, he emphasized sales, marketing and customer services activities. The company’s customers included Deutsche Telekom AG, vodaphone/ARCOR and Zurich Versicherungen.

Driven by his linguistic interest, Joerg subsequently founded GlobalWords, a software driven multi-lingual translation service company. GlobalWords became the foundation for a series of mergers & acquisitions focused in the Software Industry. In the last seven years, Mr. Ott worked with his partners to acquire more than ten other companies, including publicly traded companies, such as IntraWare, Gedys, TJ, and GROUP. Following the GROUP acquisition, with the integration of Relavis Corporation, a New York-based software company and Lotus911 Corporation, an Atlanta-based system integrator and hosting company, Mr. Ott expanded his acquisition strategy into the US. Currently GROUP is the leading vendor for IBM Lotus Software products.

Mr. Ott earned his MBA from University of Passau, Germany, focusing on Operations Research and Finance. He is a Harvard Business School alumnus since 2008.

There are not related party transactions between the Company and Mr. Ott reportable under Item 404 of Regulation S-K. There is no material plan, contract or arrangement, including but not limited to a compensatory plan, contract or arrangement (whether or not written) to which Mr. Ott is a party or which he participates.

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

Other Committees

All proceedings of our board of directors for the year ended March 31, 2010 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

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

Item 11. Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2010; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2010, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2010 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pui Shan Lam[1] President, CEO	2010 2009	2,750 10,927	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	2,750 10,927
Vanleo Y.W. Fung[3] CFO, Secretary	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

[1]	Miss Lam became our President, Chief Executive Officer and a director on March 20, 2007.
[2]	Mr. Fung became our Chief Financial Officer, Secretary and a director on April 16, 2008.

We have not entered into written employment agreements with our directors and officers. Since April 1, 2008, we have begun to pay a fee of CAD$1,000 (2007 - $900) per month to Miss Lam for management services she provides to our company. This payment arrangement has not yet been reduced in writing. During the year ended March 31, 2010, Miss Lam has agreed to terminate the arrangement.

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

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended March 31, 2010, we did not pay any compensation or grant any stock options to our directors.

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Equity Compensation Plan Information as at March 31, 2010

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information concerning the beneficial ownership of Company’s common stock upon the consummation of the Acquisition by (i) each person known by the Company to be the owner of more than 5% of the outstanding SWAV common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 15,000,000 shares of common stock outstanding as of the filing date of this Annual Report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Class
Joerg Ott Otto-Spesshardt-Str. 16 Eisenach 99817 Germany	1,550,000	10.3%
Directors and Officers as a group (1person)	1,550,000	10.3%

(1) Held by vbv GmbH, Germany, a corporation of which Mr. Ott owns 100%.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the 12 month period ended March 31, 2010, Pui Shan Lam, the president and founder of SWAV Holdings, received a net wage of $2,750 for providing management services for the company.

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

Item 14. Principal Accountant Fees and Services

Our principal accountant K. R. Margetson Ltd., Chartered Accountant, rendered invoices to us during the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our registration statement on Form S-1 and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31
	2010	2009
Audit Fees and Audit Related Fees	$5,200	$7,750
Tax Fees	-	-
All Other Fees	1,500	2,200
Total	$6,700	$9,950

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

No.	Description

3.1	Articles of Incorporation [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

3.2	Bylaws [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.1	Share Exchange Agreement between SWAV Enterprises Ltd. and Pui Shan Lam dated April 1, 2007 [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.2	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.3	Form of Subscription Agreement used in the private placements that closed on May 4, 2007 between our company and 45 investors [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.4	Form of Subscription Agreement used in the private placements that closed on June 30, 2008 between our company and four investors [Incorporated by reference to the Company’s Form 8-K filed June 21, 2008]

10.5	Stock Purchase Agreement, dated September 21, 2009, between the Selling Stockholders and Sandy J. Masselli [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.6	Share Transaction Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Carlyle Gaming Limited [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.7	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.8	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.9	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.10	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.11	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CEO)

32.1	Section 1350 Certifications (CEO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWAV ENTERPRISES LTD.

By: /s/ Joerg Ott
Joerg Ott
President, Chief Executive Officer and
Director
(Principal Executive Officer
Principal Financial/Accounting Officer)

Date: July 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

July 19, 2010	/s/ Joerg Ott	President, Chief Executive Officer and
	Joerg Ott	Director (Principal Executive Officer,
Principal Financial/Accounting Officer)