Form 10-Q
period 2010-06-30
Swav Enterprises Ltd.
filed 2010-08-18
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 18, 2010, 14,499,910 shares of common stock, par value $0.0001 per share, of the Registrant were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

SWAV Enterprises Ltd.
BALANCE SHEETS
As at June 30, 2010 and March 31, 2010

	June 30,	March 31,
	2010	2010
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$-	$507
Accounts receivable	-	744
Inventory	2	4,610
	2	5,861

Intangible assets - goodwill, contracts, licenses and software
Output! Ltd.	14,998	-
Bones HealthCare	35,000	-
Tool Box	115,000	-
	164,998	-

Total Assets	$165,000	$5,861

LIABILITIES
Current
Accounts payable and accrued liabilities	$20,500	$9,755
Advances from related party	-	28,814
Total Liabilities	20,500	38,569

STOCKHOLDERS' EQUITY
Capital Stock – Note 4
Authorized: 25,000,000 common stock with a par value of $0.001
Issued and outstanding 14,499,910 common stock (12,234,670 common stock at March 31, 2009)	14,500	12,235
Additional paid in capital	318,530	155,795
Donated capital	41,422	41,422
Accumulated other comprehensive lost	(9,572)	(9,572)
Accumulated deficit	(220,380)	(232,588)
Total Stockholders' Equity	144,500	(32,708)

Total Liabilities and Stockholders' Equity	$165,000	$5,861

Going Concern - Note 2

See Accompanying Notes

SWAV Enterprises Ltd.
STATEMENTS OF OPERATIONS
For the three months ended June 30, 2010 and 2009
(Unaudited)

	For the three months
	ended June 30,
	2010	2009
Sales	$-	$960
Cost of sales	-	-
Gross profit	-	960
Consulting revenue	-	3,266
Income before selling and operating expenses	-	4,226
Selling expenses - sales commission	-	173
Income before operating expenses	-	4,053
Expenses
Administration fees	-	643
Office and general	-	1,468
Professional fees	20,500	5,500
Wages	-	2,570
	(20,500)	(10,181)
Other Income (expense)
Gain on sale of SWAV Holdings Ltd.	100	-
Debt foregiveness	32,608	-
	32,708	-
Net income (loss) for period	12,208	(6,128)
Other comprehensive income
Foreign currency adjustment	-	(1,108)
Comprehensive income (loss) for the period	$12,208	$(7,236)
Basic and diluted income (loss) per share	$-	$-
Weighted average number of shares outstanding	13,877,591	12,234,670

See Accompanying Notes

SWAV Enterprises Ltd.
STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2010 and 2009
(Unaudited)

	For the three months
	ended June 30
	2010	2009
Operating activities
Net income (loss) for period	$12,208	$(6,128)
Non – cash items	-
Administration fee	-	643
Gain on sale of subsidiary	(100)
Changes in non-cash working capital balances
Accounts receivable	744	-
Inventory	4,610	-
Accounts payable and accrued liabilities	10,745	(5,76)
Net cash provided by (used in) operating activities	28,207	(6,061)
Investing Activities
Proceeds from sale of subsidiary	100	-
Net cash provided by Investing Activities	100	-

Financing Activities
Increase (decrease) in related party liability	-	7,258
Decrease (increase) in related party receivable	(28,814)	(545)
Net cash provided by Financing Activities	(28,814)	6,713
Foreign exchange translation	-	(1,108)

Increase (decrease) in cash and cash equivalents during the period	(507)	(456)
Cash and cash equivalents, beginning of the period	507	944
Cash and cash equivalents, end of the period	$-	$488

Supplemented disclosure of cash flow information:
Non-cash Financing Activities
Issue of 2,265,240 common shares for the following
- Inventory	$2	$-
- OUTPUT! Ltd.	14,998	-
- Bones Health Care	35,000	-
- Tool Box	115,000	-
	$165,000	$-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes

SWAV Enterprises Ltd.
Notes to the Interim Financial Statements
June 30, 2010
(Unaudited)

NOTE 1 - OPERATIONS AND RESTRUCTURING

Swav Enterprises Ltd. (“The Company”) was incorporated in the State of Nevada on March 20, 2007 and did not have any operations until April 1, 2007. On that date, the Company completed an agreement to acquire 100% of the outstanding common shares of SWAV Holdings Inc. for an aggregate of 8,900,000 authorized but heretofore unissued shares of common stock, par value $.001 per share. For accounting purposes, the acquisition was treated as a recapitalization of SWAV Holdings Inc. with SWAV Holdings Inc as the acquirer (reverse take-over). Accordingly, the accompanying consolidated financial statements reflect the historical financial statements of SWAV Holdings Inc., the accounting acquirer, as adjusted for the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company was the legal acquirer, SWAV Holdings Inc. was treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of SWAV Holdings Inc.

The company provided management services and imported Chinese manufactured goods.

Effective April 26, 2010, the Company sold its ownership of SWAV Holdings Ltd. for $100. At the same time the Company entered into an Asset Purchase Agreement with Lotus Holdings Limited pursuant to which the Company issued an aggregate of 2,265,240 shares of its common stock in consideration for 100% of certain assets of Lotus Holdings Ltd. Simultaneously, the existing shareholders sold 11,984,770 shares to the managing director of Lotus Holdings Ltd. Accordingly, the Asset Purchase Agreement was a non-arms length transaction, and the value of the assets acquired was recorded according the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) topic 845.10 Non monetary transactions. That guidance stipulates the value is the carrying value of the vendor when neither the assets received nor the assets relinquished are determinable within reasonable limits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited March 31, 2009 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2010 financial statements.

Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March31, 2011.

SWAV Enterprises Ltd.
Notes to the Interim Financial Statements
June 30, 2010
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $220,380 as at June 30, 2010 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that as a result of the asset purchased, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2010, the Company did not have any cash equivalents ($nil – 2009).

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

Comprehensive Income (Loss)

The Company adopted FASB Codification topic 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

SWAV Enterprises Ltd.
Notes to the Interim Financial Statements
June 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Net Income per Common Share

FASB Codification topic 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Financial Instruments

The fair value of financial instruments consisting of accounts payable and accrued liabilities were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair Value Measurements

The Company follows FASB Codification topic 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted FASB Codification topic 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with FASB Codification topic, 360.10, Property, Plant and Equipment, Impairment or Disposal of Long-Lived Assets. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairment has been recognized in the accounts.

SWAV Enterprises Ltd.
Notes to the Interim Financial Statements
June 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Foreign currency translation

As a result of the Asset Purchase Agreement and the shares issued thereon, the functional currency of the Company has changed from Canadian dollars to US dollars Previous to this event, for financial reporting purposes, the financial statements of the Company were translated into US dollars. Assets and liabilities were translated at the exchange rates at the balance sheet dates and revenue and expenses were translated at the average exchange rates and stockholders’ equity was translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity (deficit).

Deferred Taxes

Income taxes are provided in accordance with FASB Codification topic 740,Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

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

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from (to) related parties represented advances from (to) a shareholder, advances from a company with common management and advances from a party related to a shareholder. The advances were without interest and had no specified repayment terms.

The Company had the following transactions with related parties for the three months ending June 30, 2010 and 2009:

SWAV Enterprises Ltd.
Notes to the Interim Financial Statements
June 30, 2010
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

	2010	2009
Expenses paid to related parties:
Wages	$-	$2,570
Rent	$-	$-
Inventory purchases	$-	$-
Income received from related parties
Consulting revenue	$-	$3,266
Services donated by related parties (shown as donated capital)
Administration fees	$-	$705

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

On April 26, 2010, the Company issued 2,265,240 shares in aggregate for goodwill, inventory, licenses, customer lists and computer software valued at $165,000.

As at June 30, 2010, there were no shares subject to options, warrants or other agreements.

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

Also, on April 26, 2010, the Company consummated the sale of 100% of SWAV Holdings, Inc., a wholly-owned subsidiary of the Company, to Pui Shan Lam, the former Chief Executive Officer and Director of the Company, pursuant to a Subsidiary Stock Purchase Agreement, dated April 26, 2010, for a purchase price of $100.

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

Liquidity & Capital Resources

Our financial condition as at June 30, 2010 and March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	At June 30, 2010	At March 31, 2010

Current Assets	$2	$5,861
Current Liabilities	20,500	38,569
Working Capital (deficiency	$(20,498)	$(32,708)

As of June 30, 2010, we had working capital deficiency of $20,498. As of June 30, 2010, our total current assets were $165,000, which consist of $0 in cash and cash equivalents, $0 in accounts receivable and $2 in inventory. We also had long term assets of $164,998 in intangible assets (goodwill, contracts, licenses and software).

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

Cash Flows

	Three Months Ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	$28,207	$(6,061)
Net cash proved by Financing Activities	$(28,814)	$6,713
Foreign exchange translation	$-	$(1,108)
Increase (decrease) in cash and cash equivalents during the period	$(507)	$(456)
Cash and cash equivalents, beginning of period	$507	$944
Cash and cash equivalents, end of period	$-	$488

Cash Provided by Financing Activities

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

Results of Operations

Revenues

During the three months ended June 30, 2010, we generated $0 in sales revenue, compared to $960 generated in the three months ended June 30, 2009. The cost of sales for the three months ended June 30, 2010 was $0 compared to $0 for the three months ended June 30, 2009. During the three months ended June 30, 2010, we generated $0 in consulting revenue compared to $3,266 for the three months ended June 30, 2009.

Expenses

Our expenses for the three months ended June 30, 2010 and 2009 were as follows:

	Three month periods ended
	June 30,
	2010	2009
Expenses
Administration fees	$-	$643
Office and general	-	1,468
Professional fees	20,500	5,500
Wages	-	2,570
	$(20,500)	$(10,181)

We had net income of $12,208 for the three months ended June 30, 2010, compared to a net loss of $6,128 for the three months ended June 30, 2009.

For the three months ended June 30, 2009, we had $32,608 in debt forgiveness. The forgiveness arose when the Selling Stockholders named in those certain Stock Purchase Agreements, dated April 26, 2010, sold an aggregate of 11,984,770 shares of their common stock of the Company for an aggregate purchase price of $370,000 and forgave the balance of their debt owing from the Company.

Plan of Operations and Cash Requirements

All project obligations for calendar year 2010 have been satisfied.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 3, 2010, the Company filed a Preliminary Schedule 14C Information Statement with the Securities and Exchange Commission therein reporting that the Company had attained majority stockholder approval to amend the Company’s Certificate of Incorporation to change the name (the “Name Change Amendment”) of the Company from Swav Enterprises Ltd. to GBS Enterprises Incorporated. On August 16, 2010, the Company filed a Definitive Schedule 14C Information Statement with the Securities and Exchange Commission and commenced the mailing of the Definitive Information Statement to stockholders of record as of the close of business on August 2, 2010.

The approval of the Name Change Amendment by the written consent of the Company’s stockholders required the consent of the holders of at least a majority of the Company’s outstanding shares of common stock as of August 2, 2010 (the “Record Date”). As of the Record Date, 15,000,000 shares of our Common Stock were issued and outstanding. Each share of the Company’s common stock was entitled to one vote. The holders of 9,021,963 shares of the Company’s Common Stock, representing approximately 60% of the shares entitled to vote on the Record Date, executed the Action by Written Consent of the Stockholders in Lieu of a Special Meeting. Consequently, and no additional votes are required to approve the Name Change Amendment.

Item 5. Other Information.

The Company has applied to the Financial Industry Regulatory Authority (FINRA) to change the Company’s trading symbol to “GBSE” effective upon the Company’s filing the name change amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada, anticipated to be on or around September 6, 2010.

Item 6. Exhibits.

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

10.5	Stock Purchase Agreement, dated September 21, 2009, between the Selling Stockholders and Sandy J. Masselli [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.6	Share Transaction Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Carlyle Gaming Limited [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.7	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.8	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]
10.9	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]
10.10	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]
10.11	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWAV ENTERPRISES LTD.

By:	/s/ Joerg Ott
Joerg Ott
President, Chief Executive Officer and Director
(Principal Executive Officer
Principal Financial/Accounting Officer)

Date:	August 18, 2010