Form 10-Q
period 2010-09-30
GBS Enterprises Inc
filed 2010-11-15
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

GBS ENTERPRISES INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	27-3755055
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

302 North Brooke Drive
Canton, GA 30014
(Address of principal executive offices)

(404) 474-7256
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
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 15, 2010, there were 14,499,910 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.

GBS ENTERPRISES INCORPORATED
(Formerly SWAV ENTERPRISES LTD.)

INTERIM FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2010

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
BALANCE SHEETS
As at September 30, 2010 and March 31, 2010
(Unaudited)

	September 30,	March 31,
	2010	2010
ASSETS
Current
Cash and cash equivalents	$-	$507
Accounts receivable	-	744
Inventory	2	4,610
	2	5,861

Intangible assets - contracts, licenses and software
Output! Ltd.	14,998	-
Bones HealthCare	35,000	-
Tool Box	115,000	-
	164,998	-
Total Assets	$165,000	$5,861

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,650	$9,755
Due to related parties – Note 3	30,000	28,814
Total Liabilities	36,650	38,569

STOCKHOLDERS' EQUITY
Capital Stock
Authorized: 25,000,000 common stock with a par value of $0.001
Issued and outstanding 14,499,910 common stock (12,234,670 common stock at March 31, 2010)	14,500	12,235
Additional paid in capital	318,530	155,795
Donated capital	41,422	41,422
Accumulated other comprehensive loss	-	(9,572)
Accumulated deficit	(246,102)	(232,588)
Total Stockholders' Equity	128,350	(32,708)
Total Liabilites and Stockholders' Equity	$165,000	$5,861

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the the six months ended September 30, 2010 and 2009
and for the period from April 27, 2010 to September 30, 2010
(Unaudited)

					Development
					stage from
	For the three months		For the six months		April 27, 2010
	ended September 30,		ended September 30,		to Sept 30,
	2010	2009	2010	2009	2010

Expenses
Filing fees	$-	$1,620	$-	$1,620	$-
Professional fees	16,150	(850)	36,650	4,650	36,650
	16,150	770	36,650	6,270	36,650
Operating loss from continuing operations	(16,150)	(770)	(36,650)	(6,270)	(36,650)
Other Income
Loss on sale of SWAV Holdings Inc.	-	-	(9,472)	-	-
Debt foregiveness	-	-	32,608	-	-
	-	-	23,136	-	-
Loss from continuing operations	(16,150)	(770)	(13,514)	(6,270)	(36,650)
Loss from discontinued operations Note - 5	-	(8,084)	-	(8,712)	-
Net loss for the period	(16,150)	(8,854)	(13,514)	(14,982)	(36,650)
Other comprehensive income (expense) Foreign currency adjustment	-	(2,082)	9,572	(3,190)	-
Comprehensive loss for the period	$(16,150)	$(10,936)	$(3,942)	$(18,172)	$(36,650)
Basic and diluted income (loss) per share	$(0.001)	$(0.000)	$(0.001)	$(0.001)
Weighted average number of shares outstanding	14,499,910	12,234,670	14,190,451	12,234,670

See Accompanying Notes

GBSEnterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception, March 20, 2007 to September 30, 2010
(Unaudited)

							Deficit
				Acummulated			Accumulated
			Additional	Other			during the
	Common Stock		Paid in	Comprenhsive	Donated	Accumulated	development
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	stage	Total

May 31, 2006 - Note 1	6,000,000	$6,000	$(6,229)	$(14,988)	$27,242	$(72,243)	$-	$(60,218)
Issuance of shares for cash, March 30, 2007	2,900,000	2,900	72,562	-	-	-	-	75,462
Net Loss for the year ended March 31, 2007	-	-	-	-	8,768	(25,437)	-	(16,669)
Other comprehensive loss for the year ended March 31, 2007	-	-	-	2,746	-	-	-	2,746
Balance, March 31, 2007	8,900,000	8,900	66,333	(12,242)	36,010	(97,680)	-	1,321
Issuance of shares for cash,May 4, 2008	2,500,000	2,500	65,257	-	-	-	-	67,757
Net Loss for the year ended March 31, 2008	-	-	-	-	-	(97,667)	-	(97,667)
Other comprehensive loss for the year ended March 31, 2008	-	-	-	6,274	-	-	-	6,274
Balance, March 31, 2008	11,400,000	11,400	131,590	(5,968)	36,010	(195,347)	-	(22,315)

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception, March 20, 2007 to September 30, 2010
(Unaudited)

				Acummulated			Deficit
			Additional	Other			Accumulated
	Common Stock		Paid in	Comprenhsive	Donated	Accumulated	during the
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	development	Total

Continued
Balance, March 31, 2008	11,400,000	11,400	131,590	(5,968)	36,010	(195,347)	-	(22,315)
Issuance of shares for cash, December 31, 2008	834,670	835	24,205	-	-	-		25,040
Net Loss for the year ended March 31, 2009	-	-	-	-	2,662	(19,261)	-	(16,599)
Other comprehensive loss for the year ended March 31, 2009	-	-	-	698	-	-	-	698
Balance, March 31, 2009	12,234,670	12,235	155,795	(5,270)	38,672	(214,608)	-	(13,176)
Net Loss for the year ended March 31, 2010	-	-	-	-	2,750	(17,980)		(15,230)
Other comprehensive loss for the year ended March 31, 2010	-	-	-	(4,302)	-	-	-	(4,302)
Balance, March 31, 2010	12,234,670	12,235	155,795	(9,572)	41,422	(232,588)	-	(32,708)
Net profit for the period ended April 26, 2010				9,572	-	(13,514)		(3,942)
Issuance of shares for assets, April 26, 2010	2,265,240	2,265	162,735	-	-	-		165,000
Net loss for the period ended September 30, 2010	-	-	-	-	-	-	(36,650)	(36,650)
Balance, September 30, 2010	14,499,910	$14,500	$318,530	$-	$41,422	$(246,102)	$(36,650)	$91,700

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the the six months ended September 30, 2010 and 2009
and for the period from April 27, 2010 to September 30, 2010
(Unaudited)

			Development
			stage from
			April 27, 2010
	For the six months		to Sept 30,
	ended September 30,		2010
	2010	2009
Operating activities
Net loss for period from continuing operations	$(13,514)	$(6,270)	$(36,650)
Non – cash items
Loss on sale of subsidiary	9,472	-
Changes in non-cash working capital balances
Accounts receivable	744	-
Inventory	4,610	-
Accounts payable and accrued liabilities	(3,145)	(5,875)	6,650
Cash provided by (used in) operating activities from continuing operations	(1,833)	(12,145)	(30,000)
Cash provided by (used in) operating activities from discontinued operations	40	(10,550)	-
Cash provided by (used in) operating activities	(1,793)	(22,695)	(30,000)

Investing Activities
Proceeds from sale of subsidiary	100	-
Net cash provided by investing activities	100	-
Financing Activities
Increase (decrease) in related party liability	1,186	22,377	30,000
Decrease (increase) in related party receivable	-	2,959	-
Net cash proved by Financing Activities	1,186	25,336	30,000

Foreign exchange translation	-	(3,190)	-

Increase (decrease) in cash and cash equivalents during the period	(507)	(549)	-
Cash and cash equivalents, beginning of the period	507	944	-
Cash and cash equivalents, end of the period	$-	$395	$-

Supplemented disclosure of cash flow information:
Non-cash Financing Activities
Issue of 2,265,240 common shares for assets	$165,000	$-	$-
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Accompanying Notes

NOTE 1 - OPERATIONS AND RESTRUCTURING

Swav Enterprises Ltd. (the predecessor to GBS Enterprises Incorporated) (the " Company" ) was incorporated in the State of Nevada on March 20, 2007 and did not have any operations until April 1, 2007. On that date, the Company completed an agreement to acquire 100% of the outstanding common shares of SWAV Holdings Inc. for an aggregate of 8,900,000 authorized but heretofore unissued shares of common stock, par value $.001 per share. For accounting purposes, the acquisition was treated as a recapitalization of SWAV Holdings Inc. with SWAV Holdings Inc as the acquirer (reverse take-over). Accordingly, the accompanying financial statements reflect the historical financial statements of SWAV Holdings Inc., the accounting acquirer, as adjusted for the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary' s results of operations from that date to the date of the sale of the subsidiary, April 26, 2010. During this period, the company provided management services and imported Chinese manufactured goods.

Effective April 26, 2010, the Company sold its ownership of SWAV Holdings Ltd. for $100. At the same time the Company entered into an Asset Purchase Agreement with Lotus Holdings Limited pursuant to which the Company issued an aggregate of 2,265,240 authorized but heretofore unissued shares of its common stock in consideration for 100% of certain assets of Lotus Holdings Ltd. Simultaneously, the existing shareholders sold 11,984,770 shares to the managing director of Lotus Holdings Ltd. Accordingly, the Asset Purchase Agreement was a non-arms length transaction, and the value of the assets acquired was recorded according the Financial Accounting Standards Board (" FASB" ) Accounting Standards Codification (" Codification" ) topic 845.10 Non monetary transactions. That guidance stipulates the value is the carrying value of the vendor when neither the assets received nor the assets relinquished are determinable within reasonable limits.

Subsequent to April 26, 2010, the Company entered the development stage as management has been devoting substantially all its efforts to establishing a new business and planned principal operations have not commenced. According to FASB Codification topic 915, Developing Stage Entities, all operations during this period are appropriately considered as part of the Company' s development stage activities.

On September 6, 2010 the articles of incorporation were amended to change the Company' s name from SWAV Enterprises Ltd. to GBS Enterprises Incorporated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Company' s management, who is responsible for their integrity and objectivity.

Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company' s audited March 31, 2009 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company' s March 31, 2010 financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Interim reporting - continued

Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March31, 2011.

Basis of Presentation

The Company' s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $236,530 as at September 30, 2010 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that as a result of the asset purchased, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

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

Comprehensive Income (Loss)

The Company adopted FASB Codification topic 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company' s other comprehensive income represents foreign currency translation adjustments

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at September 30, 2010, the Company did not have any cash equivalents ($nil - 2009).

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

Financial Instruments

The fair value of financial instruments consisting of accounts payable and accrued liabilities and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management' s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Intangible Assets and Amortization

The Company has capitalized intangible assets in accordance with accounting policies described in Note 1. The Company follows FASB Codification topic 985.20, software, costs of software to be sold, leased or marketed, on the basis that the assets have finite lives and will be amortized, once the assets are ready for general release. As this has not yet eventuated, no amortization has been recorded in the accounts.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

Advances from (to) related parties represented advances from (to) a shareholder, advances from a company with common management and advances from a party related to a shareholder. The advances were without payable on demand but interest.

The Company had the following transactions with related parties for the six months ending September 30, 2010 and 2009:

	2010	2009
Expenses paid to related parties:
Wages	$-	$5,304
Income received from related parties
Consulting revenue	$-	$9,610
Loss on sale of subsidiary	$(9,472)	$-
Forgiveness of debt	$32,608	$-
Services donated by related parties (shown as donated capital)
Administration fees	$-	$1,326

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

On April 26, 2010, the Company issued 2,265,240 shares in aggregate for inventory, licenses, customer lists and computer software valued at $165,000.

As at September 30, 2010, there were no shares subject to options, warrants or other agreements.

NOTE 5 – DISCONTINUED OPERATIONS

On April 26, 2010, the Company sold its operating subsidiary, SWAV Holdings Inc. for $100. The Company has neither continuing liabilities nor potential contingent liabilities as a result of the sale. Discontinued operations and their results of operations, financial position and cash flows are shown separately for all periods presented. Summarized financial information for discontinued operations is set forth below:

Summarized Balance Sheets:

	September 30,	March 31,
	2010	2010

Current assets	$-	$5,354
Current Liabilities	$-	$5,314

Summarized Statements of Operations:

	three months	six months
	period ended September 30, 2009

Sales	$1,021	$1,981

Cost of sales	-	-

Gross profit	1,021	1,981

Consulting revenue	6,344	9,610

Income before selling and operating expenses	7,365	11,591

Selling expenses - sales commission	184	357

Income before operating expenses	7,181	11,234

Operating expenses	15,265	19,946

Net loss for the period	$(8,084)	$(8,712)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We were incorporated on March 20, 2007, in the State of Nevada under the name “SWAV Enterprises Ltd.”

Name and Trading Symbol Change

As reported on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010, on August 20, 2010, SWAV Enterprises Ltd. filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Nevada therein changing its name from SWAV Enterprises Ltd. to GBS Enterprises Incorporated, effective September 6, 2010.

On October 14, 2010, the trading symbol of the Company’s common stock on the OTC Bulletin Board was changed from “SWAV” to “GBSX.”

Acquisition of Lotus Holdings Limited

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

List of Lotus’ Assets Acquired by SWAV Enterprises Ltd.

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

The business value of Squawk:

• Lets key individuals, such as C-level executives, easily post short, meaningful updates and maintain a connection to their employees.

• Facilitates connections between employees who don’t know each other and the adoption of other business social networking technologies.

• Individuals can post ideas and get both immediate and compound feedback.

•	Identify key subject matter experts to build powerful teams, committees, or communities of interest.

•	Attract and retain talent. The younger workforce expects these tools.

•	Use Squawk™ in conjunction with live presentations to gather instant feedback from participants and provide a transcript of the interactions.

•	Provides a mechanism for internal marketing or R&D and feedback.

•	Allows for employee self-service support.

•	Reduces communications costs.

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

The business value of UCC

	•	Streamline business processes to improve productivity and reduce costs.

	•	Empower employees to improve responsiveness to boost customer satisfaction and loyalty.

	•	Fast access to subject matter experts without having to know who they are.

	•	Lay a scalable, adaptable foundation for added functionality.

	•	Gain control over the unmanaged use of public networks.

	•	Provide multiple communications options in the context of their regular activities.

	•	Lower telephony and travel costs.

Pricing:

As low as $490 for first 10 users + $49 for each additional user. OR $3 to $5 per user per month hosted.

7.	Envoy

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

Liquidity & Capital Resources

Our financial condition as at September 30, 2010 and March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	At September 30, 2010	At March 31, 2010

Current Assets	$2	$5,861
Current Liabilities	36,650	38,569
Working Capital (deficiency)	$(36,648)	$(32,708)

Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period. Should this prove to not be the case, our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our Company will be able to obtain further funds required for our continued working capital requirements.

Going concern

The financial statements included in this report have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $236,530 as at September 30, 2010 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that as a result of the asset purchased, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Cash Flows

	Six Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$(1,793)	$(22,695)
Net cash proved by Financing Activities	$1,186	$25,356
Foreign exchange translation	$0	(3,190)
Increase (decrease) in cash and cash equivalents during the period	$(507)	$(549)
Cash and cash equivalents, beginning of period	$507	$944
Cash and cash equivalents, end of period	$0	$395

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

During the three months ended September 30, 2010, we generated $0 in sales revenue, compared to $1,021 generated in the three months ended September 30, 2009. The cost of sales for the three months ended September 30, 2010 was $0, compared to $0 for the three months ended September 30, 2009. We also generated $0 in consulting revenue and had $0 in selling commissions for the three months ended September 30, 2010, compared to $6,344 in consulting revenue and $184 in selling expenses for the three months ended September 30, 2009

Expenses

Our expenses for the three months ended September 30, 2010 and 2009 were as follows:

	Three month periods ended
	September 30,
	2010	2009
Expenses
Administration fees	$0	683
Filing Fees	0	1,620
Office and general	0	3,951
Professional fees	16,150	(850)
Travel and Promotion	0	7,897
Wages	0	2,734
Total	$16,150	(16,035)

We had a net loss of $(16,150) for the three months ended September 30, 2010, compared to a net loss of $(8,854) for the three months September 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Revenues

During the six months ended September 30, 2010, we generated $0 in sales revenue, compared to $1,981 for the six months ended September 30, 2009. The cost of sales for the six months ended September 30, 2010 was $0 compared to $0 for the three months ended September 30, 2009. . We also generated $0 in consulting revenue and had $0 in selling commissions for the six months ended September 30, 2010, compared to $9,610 in consulting revenue and $357 in selling expenses for the six months ended September 30, 2009

Expenses

Our expenses for the six months ended September 30, 2010 and 2009 were as follows:

	Three month periods ended
	September 30,
	2010	2009
Expenses
Administration fees	$0	1,326
Filing Fees	0	1,620
Office and general	0	5,419
Professional fees	36,650	4,650
Travel and Promotion	0	7,897
Wages	0	5,304
Total	$36,650	26,216

We had a net loss of $(36,650) for the six months ended September 30, 2010, compared to a net loss of $(14,982) for the six months September 30, 2009.

Plan of Operations and Cash Requirements

All project obligations for calendar year 2010 have been satisfied.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Financial Instruments

The fair value of financial instruments consisting of accounts payable and accrued liabilities and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

As reported on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010, on August 20, 2010, SWAV Enterprises Ltd. filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Nevada therein changing its name from SWAV Enterprises Ltd. to GBS Enterprises Incorporated, effective September 6, 2010.

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description

3.1	Articles of Incorporation [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

3.1.1	Certificate of Amendment to the Certificate of Incorporation, effective September 6, 2010

3.2	Bylaws [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.1	Share Exchange Agreement between SWAV Enterprises Ltd. and Pui Shan Lam dated April 1, 2007 [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

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

GBS ENTERPRISES INCORPORATED

By: /s/ Joerg Ott
            Joerg Ott
            President, Chief Executive Officer and Director
            (Principal Executive Officer
            Principal Financial/Accounting Officer)
Date:   November 15, 2010