Form 10-Q/A
period 2010-09-30
GBS Enterprises Inc
filed 2011-02-04
CIK 1413754

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

Explanatory Note

The Registrant is filing this Amendment No. 1 to Form 10-Q for the fiscal quarter ended September 30, 2010 to include Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4T. Controls and Procedures.  Such items were inadvertently omitted in the original Form 10-Q filed by the Registrant with the Securities and Exchange Commission on November 15, 2010 (the “Original Filing”).  The remaining portions of the Original Filing remain unchanged and have been duplicated herein.

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

Deferred Taxes

Income taxes are provided in accordance with FASB Codification topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

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

NOTE 4 - CAPITAL STOCK

On March 20, 2007, the Company issued 8,900,000 shares in aggregate for $75,462 of debt.

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

	Six month periods ended
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

Item 4T. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

  We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual, Joerg Ott, to fulfill the role of sole officer and director during the quarter ended September 30, 2010. While this control deficiency did not result in any material misstatements to our September 30, 2010 interim financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

To help the Company remedy this situation for future operations and evaluations, the Company has hired Ronald Everett as the Company’s Chief Financial Officer.  We also seek to increase the size of our board of directors and to establish an Audit Committee.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1.1

Certificate of Amendment to the Certificate of Incorporation, effective September 6, 2010 [Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2010 filed on November 15, 2010]

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

10.5	Stock Purchase Agreement, dated September 21, 2009, between the Selling Stockholders and Sandy J. Masselli [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.6	Share Transaction Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Carlyle Gaming Limited [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.7	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.8	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.9	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.10	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.11	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

By: /s/ Joerg Ott
            Joerg Ott
            President, Chief Executive Officer and Director
            (Principal Executive Officer )

Date:   February 4, 2011