Form 10-Q
period 2010-12-31
GBS Enterprises Inc
filed 2011-02-22
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

GBS ENTERPRISES INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	27-3755055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 22, 2011, there were 16,407,915 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
As at December 31, 2010 and March 31, 2010

	December 31,	March 31,
	2010	2010
ASSETS
Current
Cash and cash equivalents	$14,586	$507
Accounts receivable	-	744
Inventory	2	4,610
	14,588	5,861

Equity investment in related party - Note 3	3,898,000	-

Intangible assets - contracts, licenses and software
Output! Ltd.	14,998	-
Bones HealthCare	35,000	-
Tool Box	115,000	-
	164,998	-
Total Assets	$4,077,586	$5,861

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,150	$9,755
Due to related parties – Note 4	540,000	28,814
Total Liabilities	548,150	38,569

STOCKHOLDERS' EQUITY
Capital Stock - Note 5
Authorized: 25,000,000 common stock with a par value of $0.001 Issued and outstanding 14,499,910 common stock (12,234,670 common stock at March 31, 2010)	14,500	12,235
Additional paid in capital	3,916,530	155,795
Donated capital	41,422	41,422
Accumulated other comprehensive loss	-	(9,572)
Accumulated deficit	(209,452)	(232,588)
Defict accumulated during the development stage	(233,564)	-
Total Stockholders' Equity	3,529,436	(32,708)
Total Liabilites and Stockholders' Equity	$4,077,586	$5,861

Going Concern - Note 2

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the the three and nine months ended December 31, 2010 and 2009
And for the period from April 27, 2010 to December 31, 2010
(Unaudited)

					Development
					stage from
	For the three months		For the nine months		April 27, 2010
	ended December 31,		ended December 31,		to Dec 31,
	2010	2009	2010	2009	2010

Expenses
Interest to related party	$2,500	$-	$2,500	$-	$2,500
Filing fees	-	-	-	1,620	-
Office and sundry	414	-	414	-	414
Professional fees	151,500	-	188,150	4,650	188,150
Travel	42,500	-	42,500	-	42,500
	196,914	-	233,564	6,270	233,564
Operating loss from continuing operations	(196,914)	-	(233,564)	(6,270)	(233,564)
Other Income
Loss on sale of SWAV Holdings Inc.	-	-	(9,472)	-	-
Debt foregiveness	-	-	32,608	-	-
	-	-	23,136	-	-
Loss from continuing operations	(196,914)	-	(210,428)	(6,270)	(233,564)
Loss from discontinued operations
Note - 6	-	(919)	-	(9,631)	-
Net loss for the period	(196,914)	(919)	(210,428)	(15,901)	(233,564)
Other comprehensive income (expense)
Foreign currency adjustment	-	(736)	9,572	(3,926)	-
Comprehensive loss for the period	$(196,914)	$(1,655)	$(200,856)	$(19,827)	$(233,564)
Basic and diluted income (loss) per share	$(0.014)	$-	$(0.015)	$(0.001)
Weighted average number of shares outstanding	14,499,910	12,234,670	14,190,451	12,234,670

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the period from inception, March 20, 2007 to December 31, 2010

							Deficit
				Acummulated			Accumulated
			Additional	Other			during the
	Common Stock		Paid in	Comprenhsive	Donated	Accumulated	development
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	stage	Total

May 31, 2006\ - Note 1	6,000,000	$6,000	$(6,229)	$(14,988)	$27,242	$(72,243)	$-	$(60,218)
Issuance of shares for cash, March 30, 2007	2,900,000	2,900	72,562	-	-	-	-	75,462
Net Loss for the year ended March 31, 2007 Other comprehensive loss for the	-	-	-	-	8,768	(25,437)	-	(16,669)
year ended March 31, 2007	-	-	-	2,746	-	-	-	2,746
Balance, March 31, 2007	8,900,000	8,900	66,333	(12,242)	36,010	(97,680)	-	1,321
Issuance of shares for cash,May 4, 2008	2,500,000	2,500	65,257	-	-	-	-	67,757
Net Loss for the year ended March 31, 2008	-	-	-	-	-	(97,667)	-	(97,667)
Other comprehensive loss for the year ended March 31, 2008	-	-	-	6,274	-	-	-	6,274
Balance, March 31, 2008	11,400,000	11,400	131,590	(5,968)	36,010	(195,347)	-	(22,315)
Continued

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the period from inception, March 20, 2007 to December 31, 2010

							Deficit
	Common Stock			Acummulated			Accumulated
			Additional	Other			during the
			Paid in	Comprenhsive	Donated	Accumulated	development
	Shares	Amount	Capital	Income (Loss)	Capital	Deficit	stage	Total
Continued
Balance, March 31, 2008	11,400,000	11,400	131,590	(5,968)	36,010	(195,347)	-	(22,315)
Issuance of shares for cash, December 31, 2008	834,670	835	24,205	-	-	-		25,040
Net Loss for the year ended March 31, 2009	-	-	-	-	2,662	(19,261)	-	(16,599)
Other comprehensive loss for the year ended March 31, 2009	-	-	-	698	-	-	-	698
Balance, March 31, 2009	12,234,670	12,235	155,795	(5,270)	38,672	(214,608)	-	(13,176)
Net Loss for the year ended March 31, 2010	-	-	-	-	2,750	(17,980)		(15,230)
Other comprehensive loss for the year ended March 31, 2010	-	-	-	(4,302)	-	-	-	(4,302)
Balance, March 31, 2010	12,234,670	12,235	155,795	(9,572)	41,422	(232,588)	-	(32,708)
Net profit for the period ended April 26, 2010				9,572	-	23,136		32,708
Issuance of shares for assets, April 26, 2010	2,265,240	2,265	162,735	-	-	-		165,000
Purchase of shares for $300,000, November 5, 2010	-3,043,985	(3,044)	(296,956)					(300,000)
Exchange of shares for 7,115,500 shares of GROUP Business Software AG, November 5, 2011	3,043,985	3,044	3,894,956					3,898,000
Net loss for the period from April 27, 2010 to December 31, 2010	-	-	-	-	-	-	(233,564)	(233,564)
Balance, December 31, 2010	14,499,910	$14,500	$3,916,530	$-	$41,422	$(209,452)	$(233,564)	$3,529,436

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the the three and nine months ended December 31, 2010 and 2009 and for the period from April 27, 2010 to December 31, 2010
(Unaudited)

			Development
			stage from
	For the nine months		April 27, 2010
	ended December 31,		to Dec 31,
	2010	2009	2010
Operating activities
Net loss for period from continuing operations	$(210,428)	$(6,270)	$(233,564)
Non – cash items
Loss on sale of subsidiary	9,472	-
Changes in non-cash working capital balances
Accounts receivable	744	-
Inventory	4,610	-
Accounts payable and accrued liabilities	(1,645)	(5,875)	8,150
Cash provided by (used in) operating activities from continuing operations	(197,247)	(12,145)	(225,414)
Cash provided by (used in) operating activities from discontinued operations	40	(11,469)	-
Cash provided by (used in) operating activities	(197,207)	(23,614)	(225,414)

Investing Activities
Purchase of stock from existing shareholder	(300,000)		(300,000)
Proceeds from sale of subsidiary	100	-	-
Net cash provided by investing activities	(299,900)	-	(300,000)
Financing Activities
Increase (decrease) in related party liability	511,186	22,377	540,000
Decrease (increase) in related party receivable	-	2,959	-
Net cash proved by Financing Activities	511,186	25,336	540,000

Foreign exchange translation	-	(3,926)	-

Increase (decrease) in cash and cash equivalents during the period	14,079	(2,204)	14,586
Cash and cash equivalents, beginning of the period	507	944	-
Cash and cash equivalents, end of the period	$14,586	$(1,260)	$14,586

Supplemented disclosure of cash flow information:
Non-cash Financing Activities
Issue of 3,043,985 shares for equity investment in related party	$3,898,000	$-	$3,898,000
Issue of 2,265,240 common shares for assets	$165,000	$-	$165,000
Cash paid for:
Interest	$2,500	$-	$2,500
Income taxes	$-	$-	$-

See Accompanying Notes

NOTE 1 - OPERATIONS AND RESTRUCTURING

SWAV Enterprises Ltd. (the predecessor to GBS Enterprises Incorporated) (“the Company”) was incorporated in the State of Nevada on March 20, 2007 and did not have any operations until April 1, 2007. On that date, the Company completed an agreement to acquire 100% of the outstanding common shares of SWAV Holdings Inc. for an aggregate of 8,900,000 authorized but heretofore unissued shares of common stock, par value $.001 per share. For accounting purposes, the acquisition was treated as a recapitalization of SWAV Holdings Inc. with SWAV Holdings Inc as the acquirer (reverse take-over). Accordingly, the accompanying financial statements reflect the historical financial statements of SWAV Holdings Inc., the accounting acquirer, as adjusted for the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date to the date of the sale of the subsidiary, April 26, 2010. During this period, the company provided management services and imported Chinese manufactured goods.

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

Subsequent to April 26, 2010, the Company entered the development stage as management has been devoting substantially all its efforts to establishing a new business and planned principal operations have not commenced. According to FASB Codification topic 915, Developing Stage Entities, all operations during this period are appropriately considered as part of the Company’s development stage activities.

On September 6, 2010, the articles of incorporation were amended to change the Company’s name from SWAV Enterprises to GBS Enterprises Incorporated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited March 31, 2010 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2010 financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Interim reporting - continued

Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Going concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated losses of $443,016 as at December 31, 2010 and has not generated sufficient cash flow from operations to fund its activities. There can be no assurance that a self-supporting level of operation will ever be achieved. Further, it requires additional capital in order to continue. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that as a result of the asset purchased, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

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

Comprehensive Income (Loss)

The Company adopted FASB Codification topic 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2010, the Company did not have any cash equivalents ($nil –2009).

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

Financial Instruments

The fair value of accounts payable and accrued liabilities and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Equity investment in related parties has been recorded at fair value as at the acquisition date of November 5, 2010. The determination of fair value is described in Note 3 – Equity Investment in Related Party. The measurement resulted in a value using level 1 inputs, the highest priority indication of fair value according to the fair value measurement hierarch described above.

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

Long term investment

The equity investment in related party has been accounted for in accordance with FASB Codification topic 805 Business Combinations as this is the first step in a step by step acquisition of control. For acquisition purposes, the Company has been identified as the acquirer.

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

NOTE 3 – EQUITY INVESTMENT IN RELATED PARTY

On November 5, 2010, the Company acquired approximately 28.2% of the outstanding common shares of GROUP Business Software AG, (“GROUP”) a German company, trading on the Frankfurt Stock Exchange under the symbol INW. The acquisition was a two step transaction, culminating in a share exchange. The Company purchased 3,043,985 of its own shares for $300,000 and then exchanged those shares for 7,115,500 shares of common stock of GROUP. Their fair value was calculated at $.0579 per share as determined by an independent valuator. The basis of the valuation was the quoted share price on the Frankfurt Stock Exchange, using a 10 day volume weighted average price (“VWAP”) ending on the valuation day. This level 1 input was then assessed, using level 2 and 3 inputs – market and income approaches.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

	December 31	March 31
	2010	2010

Due to a director and shareholder, unsecured demand note payable, bearing interest at 5%, due Mar 1, 2011	$ 135,000
Due to Lotus Holdings Ltd., a sharehoder, demand notes payable, bearing interest at 5%, due October 31, 2011
- note secured by shares in GROUP Business Software AG	300,000
- secured by OUTPUT software	105,000
Due to shareholder, unsecured, non-interest bearing, payable on demand	-	$ 28,814

	$540,000	$28,814

In addition to the share transactions described in Note 3, the Company had the following transactions with related parties for the nine months ending December 31, 2010 and 2009:

	2010	2009
Income received from related parties
Gain on sale of subsidiary	$100	$-
Forgiveness of debt	$32,608	$-
Interest payable to related party	$2,500	$-
Services donated by related parties (shown as donated capital)
Administration fees	$-	$709

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

On November 5, 2010, the Company purchased 3,043,985 from an existing shareholder for $300,000. Thereupon it exchanged those shares for 7,115,500 common shares of GROUP Business Software AG, a German Company, the fair value of which was determined to be $3,898,000.

As at December 31, 2010, there were no shares subject to options, warrants or other agreements.

NOTE 6 – DISCONTINUED OPERATIONS

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

Summarized Balance Sheet:
	December 31,	March 31,
	2010	2010

Current assets	$-	$5,354
Current Liabilities	$-	$5,314

Summarized Income Statement

	three months	nine months
	period ended December 31, 2009
Sales	$-	$1,981
Cost of sales	-	-
Gross profit	-	1,981
Consulting revenue	-	9,610
Income before selling and operating expenses	-	11,591
Selling expenses - sales commission	-	357
Income before operating expenses	-	11,234
Operating expenses	919	20,865
Net loss for the period	$(919)	$(9,631)

NOTE 7 - SUBSEQUENT EVENT

On January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP in exchange for 1,908,005 shares of common stock of the Company. The acquisition represents approximately 21.9% of the issued and outstanding shares of GROUP. The effect of this transaction is that the Company gained a 50.1% controlling interest of GROUP with an aggregate of 12,641,235 common shares. The value of this additional purchase, using the same techniques as the previous acquisition, was $2,796,000, based on a value of $0.506 per share.

The allocation of the purchase price has not be disclosed as the Company has not yet completed its valuation of the fair value of the assets and liabilities of GROUP and the fair value of the non-controlling interest. The valuation is expected to be completed by March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We were incorporated on March 20, 2007, in the State of Nevada under the name “SWAV Enterprises Ltd.”

As previously reported on a Form 8-K filed on April 26, 2010 and as amended on May 7, 2010 and July 12, 2010, on April 26, 2010, SWAV Enterprises Ltd. (“SWAV”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lotus Holdings Limited (“Lotus”) pursuant to which SWAV issued an aggregate of 2,265,240 shares of SWAV’s common stock to Lotus in consideration for 100% of certain assets of the Lotus (the “Acquisition”).

Lotus is a holding company specializing in software technology and training services, particularly in the areas of advanced software development tools, innovative point-of-care electronic health record (EHR) software, and sales training.

Simultaneously with the consummation of the Acquisition, the Selling Stockholders named in those certain Stock Purchase Agreements, dated April 26, 2010, sold an aggregate of 11,984,770 shares of their SWAV common stock for an aggregate purchase price of $370,000.

Also, on April 26, 2010, SWAV consummated the sale of 100% of SWAV Holdings, Inc., a wholly-owned subsidiary of SWAV, to Pui Shan Lam, the former Chief Executive Officer and Director of SWAV, pursuant to a Subsidiary Stock Purchase Agreement, dated April 26, 2010, for a purchase price of $100.

As reported on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010, on August 20, 2010, SWAV Enterprises Ltd. filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Nevada therein changing its name from SWAV Enterprises Ltd. to GBS Enterprises Incorporated (the “Company”), effective September 6, 2010.

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

Purchase of 50.1% of GROUP Business Software AG

On November 5, 2010, the Company entered into a Share Exchange Agreement (the "Agreement") with major shareholders of GROUP Business Software AG, a Frankfurt-based German software company (“GROUP”), namely: Mr. Joerg Ott (also the Company’s Chairman and Chief Executive Officer), Lotus Holdings Limited, Mr. Tuomo Tilman, Mr. Jyrki Saliminen, and the European insurance company, LVM (Landwirtschaftlicher Versicherungsverein Muenster AG) (collectively, the “Stockholders”).

Pursuant to the Agreement, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP (representing approximately 28.2% of the issued and outstanding shares of GROUP) from the Stockholders in consideration for an aggregate of 3,049,489 shares of common stock of the Company.

On January 6, 2011, the Company entered into a second Share Exchange Agreement (the "Second Agreement") with several GROUP’s stockholders (collectively, the “Stockholders”). Pursuant to the Second Agreement, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP (representing approximately 21.9% of the issued and outstanding shares of GROUP) from the Stockholders in consideration for an aggregate of 1,908,005 shares of common stock of the Company. The Company now owns controlling interest of 50.1% of GROUP or an aggregate of 12,641,235 common shares.

GROUP is a Frankfurt listed publicly-traded company (INW) headquartered in Eisenach, Germany whose core business is focused on serving IBM’s Lotus Notes & Domino market where it has become IBM’s worlds’ largest provider of business application solutions. GROUP has also developed a ‘market changing’ Cloud Automation Platform (GroupLive) that is deployed in IBM’s Data Centers and has also developed certain IBM specific software tools that allow IBM Lotus Software Group and its partners to rapidly and cost-effectively convert their customers existing Lotus based applications, avoiding any data migration and enable their customers to improve user experience. The use of modern XPages based Lotus Software applications allows customers to leverage self-service capabilities, benefit from IBM’s latest Lotus release features, and to be automatically ‘cloud’ ready. This Application Transformation technology (GBS Evolution™ product suite) dramatically increases IBM’s Lotus Software solutions competitiveness against providers such as Google, Salesforce, and others.

GROUP’s ongoing businesses will serve as the foundation for the Company to achieve its strategic objectives. The Company will leverage its technologies, partnerships and customer base to develop GROUP’s successful business strategy and operations in North America and Asia and expand its existing European operations. In particular, the Company will concentrate on rapidly evolving GROUP as a major provider of Cloud Automation Platform (CAP) Technology software and IBM Lotus Notes/Domino Application Transformation Services.

GROUP caters primarily to mid-market and enterprise size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. GROUP provides Cloud Computing technology, IBM Lotus Notes/Domino Application Transformation technology, Email Management software, Lotus Software Services, Customer Relationship Management software and Risk & Compliance Management solutions. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America.

GROUP’s market changing’ Cloud Automation Platform (Group Live) is deployed in IBM’s Data Centers and it’s specific software tools that allows IBM and the IBM Lotus Notes/Domino partners to automatically convert their customers Lotus based applications automatically into modern web 2.0 styled, ‘cloud’ ready applications.

GROUP is in the stages of finalizing an OEM contract with IBM’s Global Services Outsourcing Division which is expected, although no assurances can be made, that would result in a positive effect on the Company’s revenues. Beginning in the first quarter of 2011, GROUP Live will be available for IBM to target a direct customer base of 3,000 European midsized companies. The anticipated roll out is planned to begin in mid-year 2011 in IBM’s Data Centers, which, has an estimated target market of an additional 10,000 customers.

Furthermore, GROUP is currently negotiating a Reseller Agreement with IBM’s Lotus Software Division that would make it possible for IBM to bundle specific technology developed by GROUP and sell them as an integrated product solution through IBM sales channel. This bundle will allow IBM to provide its cloud based Lotus email solution customer base (IBM Lotus Live) to transform and run all their existing Lotus based applications in the cloud. The Reseller Agreement would provide GROUP with ongoing subscription and service based revenues.

In addition to the significant growth potential anticipated through its multiple partnerships with IBM, GROUP also has the potential for dramatic growth from large strategic partnerships such as with major OEM players, data centers, ISV’s as well as a variety of large enterprise class and medium sized end users who are interested in having their own private clouds. GROUP also intends pursue highly attractive opportunities with a wide variety of other vendors including Computer Associates, Dell, HP, Accenture, and Amazon, as well as with specialized distributors and system integrators.

Liquidity & Capital Resources

Our financial condition as at December 31, 2010 and March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	At December 31, 2010	At March 31, 2010

Current Assets	$4,077,586	$5,861
Current Liabilities	548,150	38,569
Working Capital (deficiency)	$3,529,436	$(32,708)

At December 31, 2010, we had $14,586 cash on hand, compared to $507 at March 31, 2010. The Company has accumulated losses of $443,016 as at December 31, 2010 and has not generated sufficient cash flow from operations to fund its activities. Our financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. There can be no assurance that a self-supporting level of operation will ever be achieved. Management believes that our Company’s cash at December 31, 2010 will not be sufficient to meet our working capital requirements for the next twelve month period. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that as a result of the assets purchased to date, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Cash Flows
	Nine Months Ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(197,207)	(23,614)
Net cash proved by Financing Activities	$511,186	25,336
Foreign exchange translation	$--	(3,926)
Increase (decrease) in cash and cash equivalents during the period	$14,079	(2,204)
Cash and cash equivalents, beginning of period	$507	944
Cash and cash equivalents, end of period	$14,586	(1,260)

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues

We had no revenues or costs of sales during the three month periods ended December 31, 2010 and 2009.

Expenses

Our expenses for the three months ended December 31, 2010 and 2009 were as follows:

	Three Month Period Ended
	December 31,
	2010	2009
Expenses:
Interest to related party	$2,500	$--
Filing Fees	$--	$--
Office and sundry	$414	$919
Professional Fees	$151,500	$--
Travel	$42,500	$--

Total	$196,914	$919-

We had a loss from continuing operations for the three months ended December 31, 2010 of $(196,914), compared to $0 for the three months ended December 31, 2009. We had a loss from discontinued operations for the three months ended December 31, 2010 of $0 compared to $(919) for the three months ended December 31, 2009. We had a net loss of $(196,914) for the three months ended December 31, 2010, compared to a net loss of (919) for the three months December 31, 2009.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Revenues

During the nine months ended December 31, 2010, we generated $0 in revenue, compared to $1,981 for the nine months ended December 31, 2009. The cost of sales for the nine months ended December 31, 2010 and 2009 were $0. We also generated $0 in consulting revenue and had $0 in selling commissions for the nine months ended December 31, 2010, compared to $9,610 in consulting revenue and $357 in selling expenses for the nine months ended December 31, 2009.

Expenses

Our expenses for the nine months ended December 31, 2010 and 2009 were as follows:

		Nine Month Period Ended
		December 31,
	2010	2009
Expenses:
Interest to related party	$2,500	$--
Filing Fees	$--	$1,620
Office and sundry	$414	$12,968
Professional Fees	$188,150	$4,650
Travel	$42,500	$7,897

Total	$233,564	$27,135

We had a loss from continuing operations for the nine months ended December 31, 2010 of $(210,428), compared to $(6,270) for the nine months ended December 31, 2009. We had a loss from discontinued operations for the ninth months ended December 31, 2010 of $0 compared to $(9,631) for the nine months ended December 31, 2009. We had a net loss of $(210,428) for the nine months ended December 31, 2010, compared to a net loss of (15,901) for the nine months December 31, 2009.

Plan of Operations and Cash Requirements

All project obligations for calendar year 2010 have been satisfied.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Foreign Currency Translation

As a result of the Asset Purchase Agreement and the shares issued thereon, the functional currency of the Company has changed from Canadian dollars to US dollars. Previous to this event, for financial reporting purposes, the financial statements of the Company were translated into US dollars. Assets and liabilities were translated at the exchange rates at the balance sheet dates and revenue and expenses were translated at the average exchange rates and stockholders’ equity was translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

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

Long term investment

The equity investment in related party has been accounted for in accordance with FASB Codification topic 805 Business Combinations as this is the first step in a step by step acquisition of control. For acquisition purposes, the Company has been identified as the acquirer.

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

None

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2010, the Company entered into a Share Exchange Agreement (the "Agreement") with major shareholders of GROUP Business Software AG, a Frankfurt-based German software company (“GROUP”), namely: Mr. Joerg Ott (also the Company’s Chairman and Chief Executive Officer), Lotus Holdings Limited, Mr. Tuomo Tilman, Mr. Jyrki Saliminen, and the European insurance company, LVM (Landwirtschaftlicher Versicherungsverein Muenster AG) (collectively, the “Stockholders”).

Pursuant to the Agreement, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP (representing approximately 28.2% of the issued and outstanding shares of GROUP) from the Stockholders in consideration for an aggregate of 3,049,489 shares of common stock of the Company.

The Company issued the above-referenced 3,049,489 shares of common stock of the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Subsequent Event

As previously reported by the Company on a Form 8-K filed on January 6, 2011 with the SEC, on January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP in exchange for 1,908,005 shares of common stock of the Company. The acquisition represents approximately 21.9% of the issued and outstanding shares of GROUP. The effect of this transaction is that the Company gained a 50.1% controlling interest of GROUP with an aggregate of 12,641,235 common shares.

The Company issued the above-referenced shares of common stock of the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities.

Item 6. Exhibits.

No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: February 22, 2011	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2011	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)