Form 10-K/A
period 2010-03-31
GBS Enterprises Inc
filed 2011-03-11
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

GBS ENTERPRISES INCORPORATED
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation formerly known as Swav Enterprises, Ltd. (the “Company”), filed its annual report on Form 10-K for the fiscal year ended March 31, 2010 (the “Form 10-K” ) with the Securities and Exchange Commission (the “Commission”) on July 19, 2010. This Amendment No. 1 to the Form 10-K (the “Amendment”) is being filed in response to a comment letter, dated February 24, 2011, received from the Commission therein requesting the Company to file an amendment to the Form 10-K to include the Company’s Management’s Report on Internal Control over Financial Reporting for the Company as of March 31, 2010, and if necessary, to amend Management’s evaluation of the Company’s disclosure controls and procedures due to the fact that the report was not included in the Form 10-K.

Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

PART II

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

In March 2011, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at a reasonable assurance level as it was noted that our Annual Report omitted Management’s Annual Report on Internal Control over Financial Reporting. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this omission and expect to implement changes in the near term.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

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

10.5	Stock Purchase Agreement, dated September 21, 2009, between the Selling Stockholders and Sandy J. Masselli [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.6	Share Transaction Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Carlyle Gaming Limited [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.7	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]
10.8	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]
10.9	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]
10.10	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.11	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CEO)
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications (CFO)
32.1	Section 1350 Certifications (CEO)
32.2	Section 1350 Certifications (CFO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: March 10, 2011	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2011	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Signature	Title

March 10, 2011	/s/ Joerg Ott	President, Chief Executive Officer and
	Joerg Ott	Director (Principal Executive Officer)

March 10, 2011	/s/ Ronald Everett	Chief Financial Officer
	Ronald Everett	(Principal Financial and Accounting Officer)