Form 10-Q/A
period 2010-12-31
GBS Enterprises Inc
filed 2011-03-11
CIK 1413754

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
Philip Magri, Esq.
The Sourlis Law Firm
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
Direct Dial: (732) 610-2435
T: (732) 530-9007
F: (732) 530-9008
PhilMagri@SourlisLaw.com
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2011, there were 16,407,915 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	Page
No:

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

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

STOCKHOLDERS' EQUITY
Capital Stock - Note 5
Authorized:
25,000,000 common stock with a par value of $0.001
Issued and outstanding
14,499,910 common stock	14,500	12,235
(12,234,670 common stock at March 31, 2010)
Additional paid in capital	3,916,530	155,795
Donated capital	41,422	41,422
Accumulated other comprehensive loss	-	(9,572)
Accumulated deficit	(209,452)	(232,588)
Defict accumulated during the development stage	(233,564)	-
Total Stockholders' Equity	3,529,436	(32,708)
Total Liabilites and Stockholders' Equity	$4,077,586	$5,861

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

			Development
			stage from
	For the nine months		April 27, 2010
	ended December 31,		to Dec 31,
	2010	2009	2010
Operating activities
Net loss for period from continuing operations	$(210,428)	$(6,270)	$(233,564)
Non – cash items
Loss on sale of subsidiary	9,472	-	-
Debt forgiveness	(32,608)	-	-
Changes in non-cash working capital balances
Accounts payable and accrued liabilities	8,150	7,983	8,150
Cash provided by (used in) operating activities from continuing operations	(225,414)	1,713	(225,414)
Cash provided by (used in) operating activities from discontinued operations	-	(24,466)	-
Cash provided by (used in) operating activities	(225,414)	(22,753)	(225,414)

Investing Activities
Purchase of common stock from shareholder	(300,000)	-	(300,000)
Proceeds from sale of subsidiary	100	-	-
Net cash provided by investing activities	(299,900)	-	(300,000)
Financing Activities
Increase (decrease) in related party liability	539,393	22,971	540,000
Decrease (increase) in related party receivable	-	2,959	-
Net cash proved by Financing Activities	539,393	25,930	540,000

Foreign exchange translation	-	(3,926)	-

Increase (decrease) in cash and cash equivalents during the period	14,079	(749)	14,586
Cash and cash equivalents, beginning of the period	507	944	-
Cash and cash equivalents, end of the period	$14,586	$195	$14,586

Supplemented disclosure of cash flow information:
Non-cash Financing Activities
Issue of 3,043,985 shares for equity investment in related party	$3,898,000	$-	$3,898,000
Issue of 2,265,240 common shares for assets	$165,000	$-	$165,000
Cash paid for:
Interest	$2,500	$-	$2,500
Income taxes	$-	$-	$-

See Accompanying Notes

NOTE 1 - OPERATIONS AND RESTRUCTURING

SWAV Enterprises Ltd. (the predecessor to GBS Enterprises Incorporated) (the “Company”) was incorporated in the State of Nevada on March 20, 2007 and did not have any operations until April 1, 2007. On that date, the Company completed an agreement to acquire 100% of the outstanding common shares of SWAV Holdings Inc. for an aggregate of 8,900,000 authorized but heretofore unissued shares of common stock, par value $.001 per share. For accounting purposes, the acquisition was treated as a recapitalization of SWAV Holdings Inc. with SWAV Holdings Inc as the acquirer (reverse take-over). Accordingly, the accompanying financial statements reflect the historical financial statements of SWAV Holdings Inc., the accounting acquirer, as adjusted for the exchange of shares on its equity accounts, the inclusion of the net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date to the date of the sale of the subsidiary, April 26, 2010. During this period, the company provided management services and imported Chinese manufactured goods.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2010, the Company did not have any cash equivalents ($nil – 2009).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 – EQUITY INVESTMENT IN RELATED PARTY

On November 5, 2010, the Company entered in to an agreement to acquire approximately 28.2% of the outstanding common shares of GROUP Business Software AG, (“GROUP”) a German company, trading on the Frankfurt Stock Exchange under the symbol INW. The acquisition was a two step transaction, culminating in a share exchange. The Company purchased 3,043,985 of its own shares for $300,000 and then exchanged those shares for 7,115,500 shares of common stock of GROUP. Their fair value was calculated at $.5479 per share as determined by an independent valuator. The basis of the valuation was the quoted share price on the Frankfurt Stock Exchange, using a 10 day volume weighted average price (“VWAP”) ending on the valuation day. This level 1 input was then assessed, using level 2 and 3 inputs – market and income approaches. The agreement was effective December 30, 2010.

During the nine months ended September 30, 2010 and using International Financial Reporting Standards (“IFRS”), GROUP had the following unaudited results, translated from € to US $ at the rate of €1 = US$1.3163: Sales and gross profit - $17,185,643; Net loss and net loss from continuing operations – ($734,421). None of this loss is attributable to the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

	December 31	March 31
	2010	2010

Due to a director and shareholder, unsecured demand note payable, bearing interest at 5%, due Mar 1, 2011	$135,000
Due to Lotus Holdings Ltd., a shareholder, demand notes payable, bearing interest at 5%, due October 31, 2011
- note secured by shares in GROUP Business Software AG	300,000
- secured by OUTPUT software	105,000
Due to shareholder, unsecured, non-interest bearing, payable on demand	-	$28,814

	$540,000	$28,814

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

The transactions between the Company and the parties were consummated at the price agreed upon between the parties which are not necessarily fair value.

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

NOTE 6 – DISCONTINUED OPERATIONS

On April 26, 2010, the Company sold its operating subsidiary, SWAV Holdings Inc. for $100. The Company has neither continuing liabilities nor potential contingent liabilities as a result of the sale. Discontinued operations and their results of operations, financial position and cash flows are shown separately for all periods presented. Prior to the sale, SWAV Holdings Inc. had ceased operations and at the time of sale, had neither assets nor liabilities.

SWAV Holdings Inc. was the operating entity that imported and sold goods and provided management services. Its operations included all revenues, and most expenses of the consolidated entity. The only expenses attributable to the continuing operation were expenses such as professional fees and filing fees, which SWAV Enterprises Ltd. incurred in order to maintain its public company status.

Summarized financial information for discontinued operations is set forth below:

Summarized Balance Sheet:

	December 31,	March 31,
	2010	2010

Current assets	$-	$5,354
Current Liabilities	$-	$5,314

NOTE 6 – DISCONTINUED OPERATIONS - continued

Summarized Income Statement

	three months	nine months
	period ended December 31, 2009

Sales	$-	$1,981
Cost of sales	-	-
Gross profit	-	1,981
Consulting revenue	-	9,610
Income before selling and operating expenses	-	11,591
Selling expenses - sales commission	-	357
Income before operating expenses	-	11,234
Operating expenses	919	20,865
Net loss for the period	$(919)	$(9,631)

NOTE 7 - SUBSEQUENT EVENT

On January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP in exchange for 2,361,426 shares of common stock of the Company. The acquisition represents approximately 21.9% of the issued and outstanding shares of GROUP. The effect of this transaction is that the Company gained a 50.1% controlling interest of GROUP with an aggregate of 12,641,235 common shares. The value of this additional purchase, using the same techniques as the previous acquisition, was $2,796,000, based on a value of $0.506 per share.

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

On January 6, 2011, the Company entered into a second Share Exchange Agreement (the "Second Agreement") with several GROUP’s stockholders (collectively, the “Stockholders”). Pursuant to the Second Agreement, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP (representing approximately 21.9% of the issued and outstanding shares of GROUP) from the Stockholders in consideration for an aggregate of 2,361,426 shares of common stock of the Company. The Company now owns controlling interest of 50.1% of GROUP or an aggregate of 12,641,235 common shares.

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

At December 31, 2010, we had $14,586 cash on hand, compared to $507 at March 31, 2010. The Company has accumulated losses of $443,016 as of December 31, 2010 and has not generated sufficient cash flow from operations to fund its activities. Our financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. There can be no assurance that a self-supporting level of operation will ever be achieved. Management believes that our Company’s cash at December 31, 2010 will not be sufficient to meet our working capital requirements for the next twelve month period. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that as a result of the assets purchased to date, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Cash Flows

	Nine Months Ended
	December 31,
	2010	2009
Cash provided by (used in) operating activities from continuing operations	$(225,414)	$1,713
Cash provided by (used in ) operating activities from discontinued operations	$--	$(24,466)
Cash provided by (used in) operating activities	$(225,414)	$(22,753)
Net cash provided by Investing Activities	$(299,900)	$--
Net cash provided by Financing Activities	$539,393	$25,930
Foreign exchange translation	$--	$(3,926)
Increase (decrease) in cash and cash equivalents during the period	$14,079	$(749)
Cash and cash equivalents, beginning of period	$507	$944
Cash and cash equivalents, end of period	$14,586	$195

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues

We had no revenues or costs of sales during the three month periods ended December 31, 2010 and 2009.

Expenses

Our expenses for continuing operations for the three months ended December 31, 2010 and 2009 were as follows:

	Three Month Period Ended
	December 31,
	2010	2009
Expenses:
Interest to related party	$2,500	$--
Filing Fees	$--	$--
Office and sundry	$414	$--
Professional Fees	$151,500	$--
Travel	$42,500	$--

Total	$196,914	$0

We had a loss from continuing operations for the three months ended December 31, 2010 of $(196,914), compared to $0 for the three months ended December 31, 2009. We had a loss from discontinued operations for the three months ended December 31, 2010 of $0 compared to $(919) for the three months ended December 31, 2009. We had a net loss of $(196,914) for the three months ended December 31, 2010, compared to a net loss of $(919) for the three months ended December 31, 2009.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Revenues

During the nine months ended December 31, 2010, we generated $0 in revenue, compared to $1,981 for the nine months ended December 31, 2009. The cost of sales for the nine months ended December 31, 2010 and 2009 were $0. We also generated $0 in consulting revenue and had $0 in selling commissions for the nine months ended December 31, 2010, compared to $9,610 in consulting revenue and $357 in selling commissions for the nine months ended December 31, 2009.

Expenses

Our expenses for continuing operations for the nine months ended December 31, 2010 and 2009 were as follows:

	Nine Month Period Ended December 31,
	2010	2009
Expenses:
Interest to related party	$2,500	$--
Filing Fees	$--	$1,620
Office and sundry	$414	$--
Professional Fees	$188,150	$4,650
Travel	$42,500	$--

Total	$233,564	$6,270

We had a loss from continuing operations for the nine months ended December 31, 2010 of $(233,564), compared to $(6,270) for the nine months ended December 31, 2009. We had a loss from discontinued operations for the ninth months ended December 31, 2010 of $0 compared to $(9,631) for the nine months ended December 31, 2009. We had a net loss of $(210,428) for the nine months ended December 31, 2010, compared to a net loss of $(15,901) for the nine months ended December 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective .

Changes in Internal Controls.

One April 26, 2010, the Company (then known as SWAV Enterprises Ltd.) sold its operating subsidiary, SWAV Holdings, Inc., and purchased the assets of Lotus Holdings Limited. From such date until August 2, 2010, Joerg Ott, the Company’s Chief Executive Officer, served in the capacity as the Company’s Principal Executive Officer and Principal Financial and Accounting Officer. Due to the fact that there was only one person acting in both capacities during that time, the Company disclosed in its Form 10-Q for the quarter ended June 30, 2010 and Form 10-Q for the quarter ended September 30, 2010 that such lack of a segregation of duties was a deficiency in the Company’s disclosure controls and procedures. Notwithstanding, the Company did not believe that such deficiency constituted a “material weakness” at the time such disclosures were made due to the fact that the Company had no operations other than holding the assets of Lotus Holding Limited and had no cash or sales. On August 2, 2010, the Company hired Ronald Everett as the Company’s Chief Financial Officer. Mr. Everett’s responsibilities include supervising internal and external financial reporting of the Company and providing operational support and strategic guidance to the Company on all financial matters, and reporting directly to the CEO on all strategic and tactical matters as they relate to valuation, advisor selection, budget management, cost benefit analysis and forecasting needs. The Company believes that Mr. Everett has the knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with the Company’s financial reporting requirements; and that having two people, instead of one, serve as the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, respectively, remedies any deficiency there might have been in the Company’s disclosure controls and procedures.

Other than the foregoing, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Subsequent Event

On January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP in exchange for 2,361,426 shares of common stock of the Company. The acquisition represents approximately 21.9% of the issued and outstanding shares of GROUP. The effect of this transaction is that the Company gained a 50.1% controlling interest of GROUP with an aggregate of 12,641,235 common shares.

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

GBS ENTERPRISES INCORPORATED

Date: March 11, 2011	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2011	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)