Form 10-Q/A
period 2010-12-31
GBS Enterprises Inc
filed 2011-05-20
CIK 1413754

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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
130 Maple Avenue, Unit 9B2
 Red Bank, New Jersey 07701
 Direct Dial: (646) 373-7430
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

Yes [  ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 19, 2011, there were 22,544,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS
PART I — FINANCIAL INFORMATION		Page No:
Item 1.	Financial Statements
Balance Sheet
Statement of Operations
Statement of Cash Flows
Notes to the Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	[Removed and Reserved by the Securities and Exchange Commission]
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
As at December 31, 2010 and March 31, 2010

	December 31, 2010	March 31, 2010
ASSETS
Current
Cash and cash equivalents	$14,586	$507
Accounts receivable	-	744
Inventory	2	4,610
	14,588	5,861

Equity investment in related party - Note 3	3,898,000	-

Intangible assets - contracts, licenses and software
Output! Ltd.	14,998	-
Bones HealthCare	35,000	-
Tool Box	115,000	-
	164,998	-

Total Assets	$4,077,586	$5,861

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,150	$9,755
Due to related parties – Note 4	540,000	28,814
Total Liabilities	548,150	38,569

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
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the the three and nine months ended December 31, 2010 and 2009
And for the period from April 27, 2010 to December 31, 2010
(Unaudited)

					Development stage from April 27, 2010 to Dec 31, 2010
	For the three months ended December 31,		For the nine months ended December 31,
	2010	2009	2010	2009

Expenses
Interest to related party	$2,500	$-	$2,500	$-	$2,500
Filing fees	-	-	-	1,620	-
Office and sundry	414	-	414	-	414
Professional fees	151,500	-	188,150	4,650	188,150
Travel	42,500	-	42,500	-	42,500
	196,914	-	233,564	6,270	233,564

Operating loss from continuing operations	(196,914)	-	(233,564)	(6,270)	(233,564)

Other Income
Loss on sale of SWAV Holdings Inc.	-	-	(9,472)	-	-
Debt foregiveness	-	-	32,608	-	-
	-	-	23,136	-	-

Loss from continuing operations	(196,914)	-	(210,428)	(6,270)	(233,564)

Loss from discontinued operations
Note - 6	-	(919)	-	(9,631)	-

Net loss for the period	(196,914)	(919)	(210,428)	(15,901)	(233,564)
Other comprehensive income (expense)
Foreign currency adjustment	-	(736)	9,572	(3,926)	-

Comprehensive loss for the period	$(196,914)	$(1,655)	$(200,856)	$(19,827)	$(233,564)

Basic and diluted income (loss) per share	$(0.014)	$-	$(0.015)	$(0.001)

Weighted average number of shares outstanding	14,499,910	12,234,670	14,190,451	12,234,670

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the period from inception, March 20, 2007 to December 31, 2010

	Common Stock		Additional Paid in Capital	Acummulated Other Comprenhsive Income (Loss)	Donated Capital	Accumulated Deficit	Deficit Accumulated during the development stage	Total
	Shares	Amount

May 31, 2006 - Note 1	6,000,000	$6,000	$(6,229)	$(14,988)	$27,242	$(72,243)	$-	$(60,218)
Issuance of shares for cash, March 30, 2007	2,900,000	2,900	72,562	-	-	-	-	75,462
Net Loss for the year ended March 31, 2007	-	-	-	-	8,768	(25,437)	-	(16,669)
Other comprehensive loss for the year ended March 31, 2007	-	-	-	2,746	-	-	-	2,746
Balance, March 31, 2007	8,900,000	8,900	66,333	(12,242)	36,010	(97,680)	-	1,321

Issuance of shares for cash,May 4, 2008	2,500,000	2,500	65,257	-	-	-	-	67,757
Net Loss for the year ended March 31, 2008	-	-	-	-	-	(97,667)	-	(97,667)
Other comprehensive loss for the year ended March 31, 2008	-	-	-	6,274	-	-	-	6,274
Balance, March 31, 2008	11,400,000	11,400	131,590	(5,968)	36,010	(195,347)	-	(22,315)

Continued

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the period from inception, March 20, 2007 to December 31, 2010
	Common Stock		Additional Paid in Capital	Acummulated Other Comprenhsive Income (Loss)	Donated Capital	Accumulated Deficit	Deficit Accumulated during the development stage	Total
	Shares	Amount
Continued
Balance, March 31, 2008	11,400,000	11,400	131,590	(5,968)	36,010	(195,347)	-	(22,315)

Issuance of shares for cash, December 31, 2008	834,670	835	24,205	-	-	-		25,040
Net Loss for the year ended March 31, 2009	-	-	-	-	2,662	(19,261)	-	(16,599)
Other comprehensive loss for the year ended March 31, 2009	-	-	-	698	-	-	-	698
Balance, March 31, 2009	12,234,670	12,235	155,795	(5,270)	38,672	(214,608)	-	(13,176)

Net Loss for the year ended March 31, 2010	-	-	-	-	2,750	(17,980)		(15,230)
Other comprehensive loss for the year ended March 31, 2010	-	-	-	(4,302)	-	-	-	(4,302)
Balance, March 31, 2010	12,234,670	12,235	155,795	(9,572)	41,422	(232,588)	-	(32,708)

Net profit for the period ended April 26, 2010				9,572	-	23,136		32,708
Issuance of shares for assets, April 26, 2010	2,265,240	2,265	162,735	-	-	-		165,000
Purchase of shares for $300,000, November 5, 2010	-3,043,985	(3,044)	(296,956)					(300,000)
Exchange of shares for 7,115,500 shares of GROUP Business Software AG, November 5, 2011	3,043,985	3,044	3,894,956					3,898,000
Net loss for the period from April 27, 2010 to December 31, 2010	-	-	-	-	-	-	(233,564)	(233,564)
Balance, December 31, 2010	14,499,910	$14,500	$3,916,530	$-	$41,422	$(209,452)	$(233,564)	$3,529,436

See Accompanying Notes

GBS Enterprises Incorporated
(Formerly SWAV Enterprises Ltd.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the the three and nine months ended December 31, 2010 and 2009 and for the period from April 27, 2010 to December 31, 2010
(Unaudited)
	For the nine months ended December 31,		Development stage from April 27, 2010 to Dec 31,
	2010	2009	2010
Operating activities
Net loss for period from continuing operations	$(210,428)	$(6,270)	$(233,564)
Non – cash items
Loss on sale of subsidiary	9,472	-	-
Debt forgiveness	(32,608)	-	-
Changes in non-cash working capital balances
Accounts payable and accrued liabilities	8,150	7,983	8,150
Cash provided by (used in) operating activities from continuing operations	(225,414)	1,713	(225,414)
Cash provided by (used in) operating activities from discontinued operations	-	(24,466)	-
Cash provided by (used in) operating activities	(225,414)	(22,753)	(225,414)

Investing Activities
Purchase of common stock from shareholder	(300,000)	-	(300,000)
Proceeds from sale of subsidiary	100	-	-
Net cash provided by investing activities	(299,900)	-	(300,000)

Financing Activities
Increase (decrease) in related party liability	539,393	22,971	540,000
Decrease (increase) in related party receivable	-	2,959	-
Net cash proved by Financing Activities	539,393	25,930	540,000

Foreign exchange translation	-	(3,926)	-

Increase (decrease) in cash and cash equivalents during the period	14,079	(749)	14,586
Cash and cash equivalents, beginning of the period	507	944	-
Cash and cash equivalents, end of the period	$14,586	$195	$14,586

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Issue of 3,043,985 shares for equity investment in related party	$3,898,000	$-	$3,898,000
Issue of 2,265,240 common shares for assets	$165,000	$-	$165,000

Cash paid for:
Interest	$2,500	$-	$2,500
Income taxes	$-	$-	$-

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

During the year ended December 31, 2010, GROUP had the following unaudited results, translated from € to US $ at the rate of €1 = US$1.3163:  Sales - $27,235,472; gross profit - $13,392,752; Net loss and net loss from continuing operations – ($3,284,699).  None of this loss is attributable to the Company.

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

Summarized financial information for discontinued operations is set forth below:

Summarized Balance Sheet:

	December 31, 2010	March 31, 2010

Current assets	$-	$ 5,354
Current Liabilities	$-	$ 5,314

NOTE 6 – DISCONTINUED OPERATIONS - continued

Summarized Income Statement

	three months	nine months
	period ended December 31, 2009

Sales	$-	$1,981

Cost of sales	-	-

Gross profit	-	1,981
Consulting revenue	-	9,610

Income before selling and operating expenses	-	11,591
Selling expenses - sales commission	-	357

Income before operating expenses	-	11,234

Operating expenses	919	20,865

Net loss for the period	$(919)	$(9,631)

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

Purchase of 50.1% of GROUP Business Software AG

On November 5, 2010, the Company entered into share purchase agreements with six stockholders of GROUP Business Software AG, a Frankfurt-based German software company (“GROUP”). Pursuant to the agreements, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP (representing approximately 28.2% of the issued and outstanding shares of GROUP) from the stockholders in consideration for an aggregate of 3,049,489 shares of common stock of the Company.

On January 6, 2011, the Company entered into a second round of stock purchase agreements with a three additional stockholders of GROUP. Pursuant to these agreements, the Company acquired an additional 5,525,735 shares of common stock of GROUP (representing approximately 21.9% of the issued and outstanding shares of GROUP) from these stockholders in consideration for an aggregate of 2,361,426 shares of common stock of the Company. For both the November 2010 and January 2011 transactions, the Company purchased an aggregate of 12,641,235 shares of common stock of GROUP from a total of nine GROUP stockholders in consideration for a total of 5,405,411 shares of common stock of the Company, resulting in the Company owning a controlling equity interest of approximately 50.1% in GROUP.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2010, the Company entered into stock purchase agreements with six stockholders of GROUP Business Software AG, a Frankfurt-based German software company (“GROUP”). Pursuant to the agreements, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP (representing approximately 28.2% of the issued and outstanding shares of GROUP) from the Stockholders in consideration for an aggregate of 3,043,985 shares of common stock of the Company.

The Company issued the above-referenced shares of common stock of the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S due to the fact that none of the GROUP stockholders were U.S. residents.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Subsequent Event

On January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP from three stockholders of GROUP in exchange for 2,361,426 shares of common stock of the Company.  The acquisition represents approximately 21.9% of the issued and outstanding shares of GROUP.  The effect of this transaction is that the Company gained a 50.1% controlling interest of GROUP with an aggregate of 12,641,235 common shares.

The Company issued the above-referenced shares of common stock of the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulations S due to the fact that none of the GROUP stockholders were US residents.

Item 6. Exhibits.

No.	Description
10.1	Stock Purchase Agreement between GBS Enterprises Incorporated and LVM Landwirtschaftlicher Versicherungsverein AG (Closing Date: November 5, 2010)
10.2	Stock Purchase Agreement between GBS Enterprises Incorporated and MPire Capital City (Closing Date: November 5, 2010)
10.3	Stock Purchase Agreement between GBS Enterprises Incorporated and Stone Mountain Ltd. (Closing Date: November 5, 2010)
10.4	Stock Purchase Agreement between GBS Enterprises Incorporated and Tuomo Tilman (Closing Date: November 5, 2010)
10.5	Stock Purchase Agreement between GBS Enterprises Incorporated and vbv Vitamin B Venture GmbH (Closing Date: November 5, 2010)
10.6	Stock Purchase Agreement between GBS Enterprises and Jyrki Salminen (Closing Date: November 5, 2010)
10.7	Stock Purchase Agreement between GBS Enterprises Incorporated and Delta Consult LP (Closing Date: January 6, 2010)
10.8	Stock Purchase Agreement between GBS Enterprises Incorporated and GAVF LLC (Closing Date: January 6, 2011)
10.9	Stock Purchase Agreement between GBS Enterprises Incorporated and K Group (Closing Date: January 6, 2011)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: May 20, 2011	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2011	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)