Form 10-K
period 2011-03-31
GBS Enterprises Inc
filed 2011-07-14
CIK 1413754

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

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
 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of July 14, 2011, there were 23,543,790 shares of common stock, $0.001 par value per share, of the Registrant issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $776,995 based on a closing sale price of $0.06 per share at September 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe”, “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” included herein that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Unless otherwise noted, all references in this Annual Report on Form 10-K to “GBS Enterprises,” “GBS,” “GBSX,” the “Company,” “we,” “us,” “our” and similar terms and expressions shall mean the Registrant and its subsidiaries, including, but not limited to, GROUP Business Software AG.

PART I

Item 1. Business

GBS Enterprises Incorporated, through its 50.1% ownership of GROUP Business Software AG, is the world’s largest supplier of applications for IBM’s Lotus Notes and Domino markets.  GROUP also markets its Cloud Automation Platform (“CAP”) (branded under the name “GROUP Live”) and Domino Application Transfer software (“DAT”) (branded under the name “Evolution Transformer”), which automatically transforms applications to the Cloud.  GROUP caters primarily to mid-market and enterprise size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides Cloud Computing technology, IBM Lotus Notes/Domino Application Transformation technology, Email Management software, Lotus Software Services, Customer Relationship Management software and Risk & Compliance Management solutions. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America.

The Company is focused on developing a portfolio of Cloud Computing software technologies and Application Services to address the needs of ISV’s, Data Center providers, as well as commercial and government organizations. GBSX is pursuing an aggressive growth strategy based upon highly targeted mergers and acquisitions so as to build its portfolio of technologies, applications, and services.

On  January 6, 2011, the Company acquired majority control (50.1%) of GROUP Business Software AG (“GROUP”), a Frankfurt listed publicly-traded company (INW) headquartered in Eisenach, Germany whose core business is focused on serving IBM’s Lotus Notes & Domino market where it has become IBM’s worlds’ largest provider of business application solutions.  GROUP has also developed a ‘market changing’ Cloud Automation Platform (GroupLive) that is deployed in IBM’s Data Centers and has also developed certain IBM specific software tools that allows IBM Lotus Software Group and its partners to rapidly and cost-effectively convert their customers existing Lotus based applications, avoiding any data migration and enable their customers to improve user experience. The use of modern XPages based Lotus Software applications allows customers to leverage self-service capabilities, benefit from IBM’s latest Lotus release features, and to be automatically ‘cloud’ ready. This Application Transformation technology (GBS Evolution™ product suite) dramatically increases IBM’s Lotus Software solutions competitiveness against providers such as Google, Salesforce, and others.

GROUP’s ongoing businesses will serve as the foundation for GBSX to achieve its strategic objectives. GBSX will leverage its technologies, partnerships and customer base to develop GROUP’s successful business strategy and operations in North America and Asia and expand its existing European operations. In particular, the Company will concentrate on rapidly evolving GROUP as a major provider of Cloud Automation Platform (CAP) Technology software and IBM Lotus Notes/Domino Application Transformation Services.

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

General Corporate History
The Company went public through a reverse merger with SWAV Enterprises Ltd. on April 26, 2010, and simultaneously acquired 100% of the software assets from Lotus Holdings Limited for an aggregate of 2,265,240 shares of common stock.  On September 16, 2010, SWAV Enterprises Ltd. changed its name to GBS Enterprises Incorporated. On October 14, 2010, the trading symbol of the Company’s common stock on the OTC Bulletin Board was changed from “SWAV” to “GBSX.”

On November 5, 2010, the Company entered into a Share Exchange Agreement (the "First Share Exchange Agreement") with major shareholders of GROUP, including Mr. Joerg Ott (also the Company’s Chairman, President and Chief Executive Officer) and Lotus Holdings Limited. Pursuant to the First Share Exchange Agreement, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP (representing approximately 28.2% of the issued and outstanding shares of GROUP) from the stockholders in consideration for an aggregate of 3,049,489 shares of common stock of the Company.

On January 6, 2011, the Company entered into a second Share Exchange Agreement (the "Second Share Exchange Agreement") with several other GROUP stockholders. Pursuant to the Second Share Exchange Agreement, the Company acquired an aggregate of 5,525,735 shares of common stock of GROUP (representing approximately 21.9% of the issued and outstanding shares of GROUP) from the stockholders in consideration for an aggregate of 1,908,005 shares of common stock of the Company, resulting in the owning a 50.1% controlling interest in GROUP (an aggregate of 12,641,235 common shares).

Our Products & Services

GBS has achieved significant growth by consolidating the fragmented Lotus Software market through the successful merger & acquisitions of companies with complementary product, technology or services offerings. Based on its organic growth and growth by acquisition the following four global divisions have been formed to service and support GBS’s expanding Lotus customer base:  Communication Software & Solutions, Cloud Computing, Business Applications and Consulting Services divisions.

Communication Software & Solutions Division	Cloud Computing Division	Business Applications Division	Consulting Services Division
E-mail and Instant Messaging (IM) Management, Security, Compliance and Archiving	Cloud Platform-as- Service (PaaS) and Lotus Notes Modernization and Cloud-enablement	CRM Applications, Governance, Risk & Compliance (GRC) management software, Workflow and Business Process Management software, and e-Banking solutions	Lotus Domino Consulting, Strategy, Assessments and Implementations, Custom Application Development, Governance and Security, Migration Services, Technical Support, and Training

Communication Software & Solutions Division (CS&SD)

The Communication Software & Solutions Division (CS&SD) develops, sells and installs well known e-mail lifecycle management software and instant messaging (IM) management systems for major international companies and medium-sized customers.

Through GBS’s comprehensive communication software product lines and associated services, Lotus Notes and Lotus Sametime customers are able to provide their users with secure, efficient and centrally administered use of e-mail and IM while maintaining control over their compliance with current legal requirements and corporate guidelines.

Core CS&SD product lines include software and advisory services for e-mail and IM management, security, compliance, anti-spam, PDF printing, and archiving solutions enabling processing, storage and management of e-mails and IMs - from creation to deletion. Among these are: virus and spam protection, data and content control, encryption, classification, automated archiving and the intelligent location and retrieval of e-mails, IMs, and their attachments.  Key brands within the CS&SD application portfolio include GBS iQ.Suite, GBS IM Control! (formerly Permessa) and Groupware, as well as FewClix, a Lotus Notes search optimization utility licensed from Synaptris.

Cloud Computing Division

As IT departments face continuous budget reductions and constant pressure for higher performance and efficiency, CIOs are focusing on cloud computing to support their need for increased scalability, flexibility and lower costs. GBS has identified this market as a strategic growth opportunity for the company and has placed a significant focus on expanding its Cloud computing offerings. The Cloud Computing Division is comprised of two distinct business units:
1)	GROUP Live - Cloud Automation Platform / Cloud Platform-as-a-Service (PaaS) software and services. and
2)	Transformer 2.0 - Lotus Notes modernization and web enablement services and technology accelerators to help customers take Lotus to the Cloud.

GROUP Live business unit is focused on Cloud Computing solutions and has made key acquisitions and R&D investments to create an award winning Cloud Platform-as-a-Service offering. Under the GROUP Live banner, the GBS PaaS offering has been sold to a variety of enterprise customers, which use the PaaS software to host internal corporate clouds (Private cloud) and applications as-a-service to their various internal user groups.  GROUP Live has also be sold and implemented by a number of Independent Software Vendors (ISVs), which are leveraging the platform to deliver their own Software-as-a-Service (SaaS) applications to their respective customer bases. Both of these customer groups enjoy the comprehensive nature of this platform agnostic PaaS solution and its exceptional change management capabilities enabling resource flexibility, business agility, scalability and ease-of-use beyond that which is generally available in the market today.

✓	2011 GBS and IBM sign strategic cooperation agreement to sell, deliver and support GROUP Live

✓	2011 Experton positioned GBS (GROUP Live) in the Leaders Quadrant for Cloud Management in their report: Cloud Vendor Benchmark 2011

✓	2011 IBM Best Seller Award Winner: Best Cloud Solution Partner

Transformer 2.0 business unit is solely focused on the IBM Lotus / Domino market and offers expert services and accelerator technologies to modernize, web enable and ultimately take Lotus to the cloud.  The foundation of the Transformer 2.0 offering has been GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via a web browser. The patent-pending software that underpins Transformer 2.0, was developed by GBS with the assistance and guidance from IBM Corporation’s, Lotus Software Group (including its ISSL development team) to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology. GBS also offers an optimized version of the GROUP Live PaaS to support the provision and management of Domino clouds further supporting GBS’s corporate mission to “Reduce corporate IT spending by enabling and delivering any Lotus application internally or externally in a self-service fashion within 36 months”.

✓	When compared to manual redevelopment projects, Transformer 2.0 modernizes and web enables Notes applications at up to 55% lower cost, 75% time savings and with up to 80% fewer resources.

✓	IBM Software Services for Lotus (ISSL) has deemed the Transformer 2.0 a “game changer,” and will be employing it to modernize their clients’ applications.

Business Applications Division

Leveraging GBS’s depth in the Lotus software space, the GBS Business Applications Division develops, sells, and installs a variety of business applications and software suites based on Lotus Notes / Domino and IBM Portal technology. The Division supports four core market segments:

•	Customer Relationship Management (CRM).
•	Governance, Risk and Compliance (GRC)
•	Workflow and Business Process Management (BPM)
•	e-Banking

Supporting each of these market segments is GBS’s strength in Lotus / Domino data security, data synchronization, offline access, mobile applications and intuitive application designs, as well as, GBS’s vision for taking Lotus to the Cloud.

Customer Relationship Management (CRM) product lines include software suites for contact management, sales control, marketing and customer service with integrated Lotus Notes e-mail and calendar connections. The product lines also include Mobile CRM applications that operate on a variety of mobile devices including RIM BlackBerry devices leveraging the BlackBerry Enterprise Server.  Key CRM brands sold and supported include RELAVIS and Salesplace.

Governance, Risk and Compliance (GRC) product lines help customers comply with an increasingly extensive list of governmental regulations and reporting requirements related to their day-to-day business operations.  Via the FastWorks brand, GBS offers a set of tightly integrated Lotus / Domino based applications for Occupational Health and Safety, Environmental Health and Safety, Quality Management, Enterprise Risk Management and Integrated Risk Management to help customers automate and effectively manage their organization’s compliance with such regulations, standards and corporate policies.

Workflow and Business Process Management (BPM) product lines offer a broad array of Lotus / Domino workflow templates and graphical toolkits for modelling, simulation and analysis of line-of-business processes. Sold under the PAVONE brand, the modelling tools give GBS customers the ability to customize business processes on demand while integrating with various PAVONE application modules for document management, CRM, project management, office management, and BPM in the Cloud.

e-Banking product lines are targeted at banks, credit unions and other financial institutions.  These Lotus / Domino based applications support the secure, efficient and structured processing of bank-specific data, transactions and customer information. Sold via the eb.VOKUS Software business unit, core product suites include applications and services that support online banking enrolment, customer service, reporting, compliance, process management and point-of-sale (POS) management.

✓	Through GBS’s continued investment, application enhancements and superior customer support, GBS’s resulting maintenance contract renewal rate has been in excess of 95%.

Consulting Services Division

Operating under the GBS Experts brand, the Consulting Services Division, has experienced significant growth via the Lotus 911 acquisition (2009), continued recruitment and by integrating key technical and business consulting resources from other GBS acquisitions.

The talented team at GBS Experts has key IBM Lotus / Domino skill sets in the areas of system architecture, application integration, e-mail and Instant Messaging, administration, application development, application migration, middleware deployments and licensing.  A number of GBS consultants and developers hold numerous advanced certifications including:
•	IBM Certified Advanced Application Developer - Lotus Notes and Domino
•	IBM Certified Advanced System Administrator - Lotus Notes and Domino
•	IBM Certified Solution Developer - IBM WebSphere Portal
•	RIM BlackBerry Certified Application Developer
•	RIM BlackBerry Certified Support Specialist

GBS’s focus on recruiting and retaining top Lotus experts, positions our team to offer leading-edge Lotus Notes / Domino subject matter expertise to our customers.  As a testament to this focus, GBS employs 10 of the top 20 most recognized ‘market experts’ and thought-leaders in Lotus development and administration. GBS consultants have an average of over 12 years experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including Lotusphere, an annual conference hosted by IBM Lotus Software.

✓	As a Premier IBM Business Partner - GBS is one of the few partners that can sell and support licenses for all five IBM software brands: Lotus, WebSphere, Rational, Tivoli, and DB2

GBS Experts’ global team of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk. They bring solid technical know-how to each project, a know-how which their team maintains through internal collaboration and training on technical and conceptual innovations. This ensures that GBS Experts are able to solve customer requirements in the optimal way.

As a subset of the GBS Experts consulting focus includes a variety of premium support services for the IBM Lotus / Domino market including onsite & remote managed services; e-mail, IM and team collaboration hosting; application hosting, BES hosting; and training and mentorship services.

GROUP’s operations and corresponding revenue streams are well diversified.  For fiscal year 2012, the Company expects to generate more than 85% of its revenue from a combination of license sales, services and maintenance.  Service and maintenance revenues, which are recurring in nature and highly predictable year-over-year, account for nearly 60% of the Company’s total revenue.  The Company’s service revenues include the design, implementation, integration and training for its collaboration management systems.  Due to the custom designed nature of the Company’s products, essentially all clients utilize GROUP’s skilled service team to implement its systems.  The other major component of the Company’s recurring revenue, maintenance, is typically paid on an annual basis and is typically negotiated under contracts for two to three years.  The Company estimates approximately 98% of its installed base maintain a maintenance contract for the Company’s solutions.

Our Customers

GROUP caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides Cloud Computing technology, IBM Lotus Notes/Domino Application Transformation technology, Email Management software, Lotus Software Services, Customer Relationship Management software and Risk & Compliance Management solutions. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America.

Dependence on IBM

We, through our 50.1% ownership of GROUP Business Software AG, are the world’s largest supplier of applications for IBM’s Lotus Notes and Domino markets.  GROUP also markets its Cloud Automation Platform (CAP) and Domino Application Transfer (DAT) software which automatically transforms applications to the Cloud.  We expect much of our growth in the near term to come from our CAP and DAT solutions.  Should IBM choose not to promote these products, we might not see the growth we are anticipating and our business could be materially adversely affected resulting.

Employees

Joerg Ott serves as the Chief Executive Officer and Chairman of our Company.  Mr. Ott is also a Co-Chief Executive Officer and director of GROUP.  Ronald Everett serves as the Chief Financial Officer of the Company on a part-time basis.  Gary MacDonald serves in the capacity of Executive Vice President and Chief Development Officer of the Company as well as GROUP.  There are no other persons who work for the Company.
The disclosure below pertains to the research and development activities of GROUP, our 50.1% subsidiary:

As of December 31, 2010, there were around 155 employees working at GROUP (previous year: 174 Employees). The decrease in the average number of employees has to do with the sale of GROUP Business Software Holding OY and its subsidiary Gedys IntraWare GmbH effective March 1, 2010. The average employee numbers include neither trainees nor Board members.

The breakdown into the individual segments can be taken from the following overview:

Capacity	Partial Capacity	Personnel As of December 31,
		2010	2009

Customer-Oriented Area	Service	48	59
	Sales	32	39
	Marketing	5	6
Total Customer-Oriented Area		85	103

Research and Development		53	51
Management and Administration		18	20
Total Corporation		155	174

Seasonal

Our business is not seasonal.

Intellectual Property

As of March 31, 2011, we did not have any patents, trademarks, licenses, franchises or concessions.

Research and Development

For the fiscal years ended March 30, 2011 and 2010, we did not spend any money in research and development.

The disclosure below pertains to the research and development activities of GROUP, our 50.1% subsidiary:

The main focus of R&D in 2010 was to provide for the future success of the GBS offering. Development teams around the globe namely in the US, Canada, Germany, UK, Denmark and Bulgaria have been intensively working on the next generation offering especially for GBS Transformer and Group Live.

The overall R&D spending by GROUP in 2010 was $ 4,924,148. Due to the sale of Gedys IntraWare GmbHs business in early 2010 the amount in 2009 was slightly higher. It was $5,486,726.

Competition

The competitive landscape in the enterprise data center market is intense and changing, and we expect there will be a new class of very large, well-financed, and aggressive competitors, each bringing its own new class of products to address this new market. We also expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market.

The competition within each market segment in which GBS operates is described as follows:

GBS Applications:

•
Essentially the market can seek out other Independent Software Vendors (ISVs) for 'point' solutions such as CRM. The Company’s strength is having the most complete portfolio of applications in the market coupled with the most Lotus Notes Applications experience in the industry that is devoted to applications.

•	As the Lotus market matures, IBM could incorporate new features into the Lotus platform with the consequence of providing some of the same functions that GBS is providing

GBS Experts

•
There are many companies that offer professional Information Technology services including IBM ISSL and many regional players that contract out their programmers to provide application development services and support. The Company’s advantage is the extensive Lotus specific experience of our Experts who aside from having worked in this market for years are also some of the leading 'thought' leaders in the Lotus market (three of which were just recognized as "IBM Champions" by IBM for their knowledge, innovation and contribution to the Lotus market.

GBS Cloud Computing Division (GROUP Live and the Transformer)

•
In terms of the Company’s cloud platform there are many competitors offering Cloud Management platforms including VMWare, HP, Novell, Amazon and Salesforce.com. However, GBS has been positioned as a technology leader among those same vendors. And based on the Gartner’s criteria and road map for PaaS architectures, the Company’s cloud technology is 36 months ahead of the competition.

•
There is no single technology capability like the Transformer on the market so competition in this segment is minimal or non-existent. The only alternative for a customer to convert from Lotus is to manually transform Lotus applications from Lotus into JavaXPages. Based on this environment, the customer sometimes becomes the only competition.

2011 Private Placement

On March 11, 2011 and March 29, 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. The Warrants are only exercisable by the payment of cash.

Pursuant to the terms of the Warrants, the holders of the Warrants are required to exercise their Warrants in the event our Common Stock trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days.  Also, throughout the three year exercise period of the Warrants, the Company has the right to redeem the Warrants for $0.05 per share.  The Company has agreed to register the shares of Common Stock issuable upon the exercise of the Warrant under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1. As of March 31, 2011, none of the Warrants have been exercised or redeemed.

If the Company at any time subdivides (by any stock split, stock dividend, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock acquirable upon the exercise of the Warrants into a greater number of shares, then, after the date of record for effecting such subdivision, the exercise price in effect immediately prior to such subdivision will be proportionately reduced. If the Company at any time combines (by any reverse stock split, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock acquirable hereunder into a smaller number of shares, then, after the date of record for effecting such combination, the exercise price in effect immediately prior to such subdivision will be proportionately increased. Upon each adjustment of the exercise price pursuant to the provision above, the number of shares of Common Stock issuable upon exercise of the Warrants shall be adjusted by multiplying a number equal to the exercise price in effect immediately prior to such adjustment by the number of shares of Common Stock issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product so obtained by the adjusted exercise price. No adjustment of the exercise price shall be made in an amount of less than 1% of the exercise price in effect at the time such adjustment is otherwise required to be made, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which, together with any adjustments so carried forward, shall amount to not less than 1% of such exercise price.

Item 1A. Risk Factors

You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities.

Risks Related to Our Business

We have a limited operational history.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

Ongoing uncertainty regarding the duration and extent of the recovery from the recent economic downturn and in global economic conditions generally may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end user adoption of new products and product upgrades and adversely impact our competitive position.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the recovery from the recent economic downturn could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles (for example, ELAs), lowering prices for our products and services, reducing unit sales, decreasing or reversing quarterly growth in our revenues, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.

The recent global economic disruption also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity and increases in the rates of default and bankruptcy, while the potential for extreme volatility in credit, equity and fixed income markets continues. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or deferred revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects. If an uncertain environment for information technology spending continues, it could negatively impact our business, results of operations and financial condition.

 We face intense competition, which could result in fewer customer orders and reduced revenues and margins.

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do.  As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

We are highly dependent on the services of Joerg Ott, our President, CEO and Chairman.

Our success depends and will depend on the efforts and abilities of key personnel, such as high qualified software developers, service consultants and management, especially Mr. Joerg Ott, our President, Chief Executive Officer and Chairman. The loss of Mr. Ott would have a material adverse effect on us.

If we lose key personnel or cannot hire enough qualified employees in certain areas of our business, our ability to manage our business could be adversely affected.

Our success depends, in large part, upon the services of a number of key employees in certain areas of our business. Except for certain key employees, we do not have long-term employment agreements with any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly-skilled managerial, technical, sales and services, finance and marketing personnel in certain areas of our business. If any of those employees leave, we will need to attract and retain replacements for them. We also may need to add key personnel in the future, including in certain key areas of our business. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Furthermore, we may hire key personnel in connection with our future acquisitions; however, any of these employees will be able to terminate his or her relationship with us at any time. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be adversely affected. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

We are highly dependent on IBM.

We, through our 50.1% ownership of GROUP Business Software AG, are the world’s largest supplier of applications for IBM’s Lotus Notes and Domino markets.  GROUP also markets its Cloud Automation Platform (CAP) and Domino Application Transfer (DAT) software which automatically transforms applications to the Cloud.  We expect much of our growth in the near term to come from our CAP and DAT solutions.  Should IBM choose not to promote these products, we might not see the growth we are anticipating and our business could be materially adversely affected resulting in the loss of some or all of your investment in our Common Stock.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we do not develop new products and services or enhancements to our existing products and services, our business, results of operations and financial condition could be adversely affected.

The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changes in customer requirements; and

•	frequent new product and service introductions and enhancements.

Our future success depends on our ability to continually enhance our current products and services and develop and introduce new products and services that our customers choose to buy. If we are unable to keep pace with technological developments and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	delays in our introduction of new products and services;

•	delays in market acceptance of new products and services or new releases of our current products and services; and

•	our, or a competitor’s, announcement of new product or service enhancements or technologies that could replace or shorten the life cycle of our existing product and service offerings.

In order for a number of our products to succeed in the future, we believe the demand for technology will need to shift from the types of products and services we and our competitors have sold in the past to a new generation of products we now offer. We cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to effectively control our operating expenses, which could negatively impact our profitability.

Although we endeavor to effectively control our operating expenses, these expenses, which are based on estimated revenue levels, are relatively fixed in the short term. We cannot assure you that our operating expenses will be lower than our estimated or actual revenues in any given quarter or that we will not incur unanticipated expenses. If we experience a shortfall in revenue in any given quarter or if we incur material unanticipated expenses, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue or the incurrence of material unanticipated expenses could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and the challenges for revenue growth in the current environment, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could also increase. We believe that we could incur additional costs as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. We intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our previous acquisitions, including our acquisition of the assets of Lotus Holdings and 50.1% GROUP, or future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally or that the combined company resulting from any acquisition will continue to support the growth achieved by the companies separately.

The risks we may encounter in managing and integrating acquisitions are:

•	difficulties and delays integrating the operations, technologies, and products of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	the diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company; and

•	an uncertain revenue and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition.

Attractive acquisition opportunities may not be available to us, which could negatively affect the growth of our business.

Our business strategy includes the selective acquisition of businesses and technologies, such as our acquisition of GROUP in November 2010 and January 2011. We plan to continue to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

We could change our licensing programs or subscription renewal programs, which could negatively impact the timing of our recognition of revenue.

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including promotional trade-up programs or offering specified enhancements to our current and future product and service lines. Such changes could result in deferring revenue recognition until the specified enhancement is delivered or at the end of the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, including offering additional products in a software-as-a-service model. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

As our international sales and operations grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets, such as China. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

Our results of operations are also subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses for those currencies to which we have the greatest exposure. When the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

Security vulnerabilities in our products could have a material adverse impact on our results of operations.

Maintaining the security of computing devices and networks is a critical issue for us and our customers. We devote significant resources to address security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. The cost of these measures could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain products or services, to reduce or delay future purchases of our products or services, or to use competing products or services. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Further, if our customers suffer any losses or are otherwise harmed in connection with a security incident related to our products or services, we could be subject to liability claims from our customers. Any of these actions by customers could adversely impact our results of operations.

Our products, including products obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material litigation costs.

We are increasingly subject to infringement claims and may in the future be subject to claims alleging the unauthorized use of a third-party’s code in our products. This may occur for a variety of reasons, including the expansion of our product lines through product development and acquisitions; an increase in patent infringement litigation commenced by non-practicing entities; the increase in the number of competitors in our industry segments and the resulting increase in the number of related products and the overlap in the functionality of those products; and the unauthorized use of a third-party’s code in our product development process. Companies and inventors are more frequently seeking to patent software despite recent developments in the law that may discourage or invalidate such patents. As a result, we could receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could result in costly litigation costs, monetary damages or injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology or negotiate a suitable settlement arrangement, our business, results of operations, financial condition and cash flows could be materially and adversely affected. In particular, a material adverse impact on our financial statements could occur in the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Security and reliability is the number one concern of Cloud Computer users.

Lack of control augments consumers’ perception of Cloud Computing security and reliability, including connectivity outages which could cause large lack of productivity and financial losses. Although security risks may be minimized by having cloud computing in a smaller cloud, having a smaller cloud or clouds would likely negate to many extents the cost and scalability effects of cloud computing. Cloud Computing flaws, whether actual or perceived, could hinder our ability grow our Company’s business.

Risks related to the disclosure of confidential information of core technology.

The independently developed technologies by us, contracts with partners and agreements with cooperated system integrators are all confidential information. We have established strict access limitation level for the personnel in the Company to review and use such information by signing Non-disclosure Agreements with relevant people. The usage and disclosure of such information have been managed stringently by the Company. We also sign a long-term engagement contract with the core technical people who may hold major technologies of the Company. Despite the foregoing measurements adopted by the Company, we cannot assure the confidential information will not be disclosed definitely.

Systems failures could harm our business.

Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Although we have not experienced any catastrophic outages to date, we currently do not have fully redundant systems for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage

Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any catastrophic security breaches to date, if a hacker were to penetrate our network security, they could misappropriate proprietary information, cause interruptions in our services, dilute the value of our offerings to customers and damage customer relationships. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to system damage, operational disruption, loss of data, litigation and other risks of loss or harm.

We depend on continued performance of and improvements to our computer network.

Any failure of our computer systems that causes interruption of our services could result in a loss of business. If sustained or repeated, these performance issues could reduce the attractiveness of our services to consumers and our subscription products and services. Increases in the volume of our web site traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

Internet commerce security threats could pose a risk to our online sales and overall financial performance.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities; new discoveries in the field of cryptography or other developments will not result in a compromise or breach of the algorithms used by us and our partners to protect consumer’s transaction data. If any such compromise of security were to occur, it could have a materially adverse effect on our business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also hinder the growth of online services generally, especially as a means of conducting commercial transactions. To the extent that our activities, our partners or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will not prevent security breaches or that failure to prevent such security breaches will not have a materially adverse effect on our business, prospects, financial condition and results of operations.

Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risks.

A key element of our strategy is to generate a high volume of traffic on, and use of, our services across our network infrastructure and systems. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues depend on the number of visitors who sign up for our services. Any systems interruptions that result in the unavailability of our software systems or network infrastructure would reduce the volume of sign ups and the attractiveness of our service offerings. We may experience periodic systems interruptions from time to time. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or timely expand and upgrade our systems and infrastructure to accommodate such increases. We will use a combination of industry supplied software and internally developed software and systems for our search engine, distribution network, and substantially all aspects of transaction processing, including order management, cash and credit card processing, and accounting and financial systems. Any substantial disruptions or delays in any of our systems would have a materially adverse effect on our business, prospects, financial condition and results of operations.

Storage of personal information about our customers could pose a security threat.

Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user’s consent. This policy is accessible to users of our services when they initially register. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users’ personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and other states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if they chose to investigate our privacy practices.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. A summary of Nevada law with respect to indemnification is summarized below.

We currently do not maintain any insurance coverage. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

We may engage in transactions that present conflicts of interest.

Our officers and members of our Board of Directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

Risks Related to our Common Stock

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Securities and Exchange Commission adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock is subject to the penny stock rules, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The price of our shares of common stock in the future may be volatile.

The market price of our common stock could be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our common stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationships; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  To date, we have not declared or paid any cash dividends.  The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company’s principal executive offices are located at 302 North Brooke Drive, Canton, Georgia 30014. This space is provided to us free of charge from an employee of GROUP.

In August 2011, the Company intends to relocate its executive offices to a 10,000 square foot space located at 585 Molly Lane, Woodstock, Georgia 30189 pursuant to a lease agreement, dated June 16, 2011, between GROUP and Thomas Hall Fowler/Fowler Corporate Partners, a non-affiliate of the Company. The term of the lease is from August 1, 2011 to January 31, 2015. The rent from August 1, 2011 to August 31, 2011 is $8,333.33. From September 1, 2011 to December 31, 2011, the monthly rent is $4,166.67.  From January 1, 2012 to July 21, 2012, the monthly rent is $8,333.33.  From August 1, 2012 to July 31, 2013, the monthly rent is $8,750.  From August 1, 2013 to January 31, 2015, the monthly rent is $9,166.67.

GROUP’s principal executive office in Germany is located in an approximately 5,828 square foot office located at Hospitalstrasse 6, 99817 Eisenach, Germany. GROUP’s lease agreement for this office is from July 1, 2006 to June 30, 2013 for an annual rent of $46,589 and which can be renewed by GROUP.

Item 3. Legal Proceedings

As of March 31, 2011, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

GBS Enterprises Incorporated went public through a reverse merger with SWAV Enterprises Ltd. on April 26, 2010.  On September 16, 2010, SWAV Enterprises Ltd. changed its name to GBS Enterprises Incorporated. On October 14, 2010, the trading symbol of the Company’s common stock on the OTC Bulletin Board was changed from “SWAV” to “GBSX.”

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Quarter	High	Low
2009
January 2nd through March 31st	$0.05	$0.03
April 1st through June 30th	$--	$--
July 1st through September 30th	$--	$--
October 1st through December 31st	$--	$--

2010
January 4th through March 31st	$0.01	$0.01
April 1st through June 30th (1)	$0.075	$0.01
July 1st through September 30th	$0.10	$0.075
October 1st through December 31st	$1.70	$0.075

2011
January 3rd through March 31st	$4.95	$1.35

(1) GBS Enterprises Incorporated consummated a reverse merger with SWAV Enterprises Ltd. on April 26, 2010.

Description of Common Stock

We are authorized to issue 75,000,000 shares of $0.001 par value common stock of which 22,544,000 shares were issued and outstanding as of March 31, 2011. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire board of directors, and, if they do so, minority stockholders would not be able to elect any members to the board of directors. Our board of directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock.

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

All shares of the Common Stock now outstanding are duly authorized, fully paid and non-assessable.  The shares of Common Stock issuable upon exercise of the warrants are duly authorized and upon payment of the exercise price will be fully paid and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” preferred stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval.  As of March 31, 2011, there are no shares of Preferred Stock designated or issued.

Transfer Agent

Our transfer agent is Action Stock Transfer, 7069 South Highland Drive, Salt Lake City, UT 84121; Phone: 801-274-1088; Fax: 801-274-1099.

Holders

As of March 31, 2011, we had 72 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividend Policy

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our Common Stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

At March 31, 2011, the Company did not have an Equity Compensation Plan.

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this annual report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBSX,” “we” or “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s core business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of business solutions worldwide.  GROUP caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides Cloud Computing technology, IBM Lotus Notes/Domino Application Transformation technology, Email Management software, Lotus Software Services, Customer Relationship Management software and Risk & Compliance Management solutions. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America.

Overview of Cloud Computing Technology and Industry Trends

Cloud computing is a general term for anything that involves delivering hosted services over the Internet. These services are broadly divided into three categories: Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS).

IaaS providers have massive data centers that can handle the data run over the cloud, the largest of which is Amazon.com. IBM also participates in this business and hosts GROUP Live. PaaS providers offer the actual cloud platform that runs on the IaaS data centers and can deploy the applications (SaaS products).  Some of the leading PaaS providers include Amazon Web Services, Microsoft Azure Services Platform, Google App Engine, and Rackspace Cloud, along with GBS’s CAP and GROUP Live products.  SaaS delivers applications on the cloud, which simplify product licensing and maintenance.  The SaaS market was first filled by a number of CRM (Customer Relationship Management), ERP  (Enterprise Risk Management) and email applications but has spread into nearly all other types of software.  Leading providers in this space include Salesforce.com, Google and Zoho as well as IBM’s Lotus Live suite.  In 2009, SaaS made up the bulk of cloud computing revenue at $8 billion (Source: IDC, June 2010).

Over the past five years, there has been a migration from on-premise hardware and software to cloud computing which allows companies to increase efficiency and reduce cost by paying for software and hardware use on a subscription basis.  In this model, IT managers are able to rent server capacity on an as-needed basis from a third party, instead of managing a data center on-premise, and purchasing up-to-date licenses for software based on real-time, instead of purchasing bundles of licenses or software and upgrading when updates are released.

An October 2010 IBM Tech Trend Survey found that 91% of the 2,000 IT developers surveyed expect cloud computing to over-take on-premise computing as the primary way organizations acquire IT over the next five years.  An IDC July 2010 report shows global public cloud-related spending at $16.5 billion in 2009 (4% of the total IT spending) with the expectation that the market will increase to $55.5 billion by 2014, making up 12% of total IT spending.  IDC broke down the market into five categories, three of which GBS competes in, including Applications, App Development and Deployment, and Infrastructure Software.  These three make up $13.0 billion of the 2009 total and $40.5 billion in 2014, which leaves plenty of room for growth for a number of competitors in the market.

Competition

The competitive landscape in the enterprise data center market is intense and changing, and we expect there will be a new class of very large, well-financed, and aggressive competitors, each bringing its own new class of products to address this new market. We also expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market.

The Company is focused on developing a portfolio of Cloud Computing software technologies and Application Services to address the needs of ISV’s, Data Center providers, as well as commercial and government organizations. GBSX is pursuing an aggressive growth strategy based upon highly targeted mergers and acquisitions so as to build its portfolio of technologies, applications, and services.

Results of Operations

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2011

Assets

Total Assets increased from $73,641,857 at March 31, 2010 to $76,865,928 at March 31, 2011.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

At March 31, 2011, our Total Current Assets were $17,634,353, compared to $18,949,425 at March 31, 2010. Our cash and cash equivalents increased from $1,744,965 at March 31, 2010 to $8,530,864 at March 31, 2011.  The increase was primarily due to the Company’s private placement offering consummated in March 2011. On March 11, 2011 and March 29, 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Accounts Receivable increased from $2,821,958 at March 31, 2010 to $5,698,320 at March 31, 2011.  This increase was primarily due to the fact of that two more business units are included in the basis of consolidation.   Inventories decreased from $114,172 at March 31, 2010 to $0 at March 31, 2011.  Deferred Tax Assets decreased from $12,284 at March 31, 2010 to $0 at March 31, 2011.  Prepaid Expenses decreased from $1,550,634 at March 31, 2010 to $1,423,281 and consisted of a down payment toward a share of sales in a basic technology of $1,201,779. The decrease from 2010 to 2011 was primarily due to the expenditure of material.  Other receivables consisted of a receivable for anticipated compensation for damage, security deposits, tax refund claims and increased from $332,812 at March 31, 2010 to $1,981,887 at March 31, 2011.  The increase was primarily due to the compensation of damage $1,901,522.  Assets Held for Sale consist of the outgoing assets associated with the sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY, and decreased from $12,372,600 at March 31, 2010 to $0 at March 31, 2011.  The decrease from 2010 to 2011 was due to the sale of the two companies on February 28, 2010.

At March 31, 2011, our Total Non-Current Assets were $59,231,576, compared to $54,692,432 at March 31, 2010.  Our Financial Assets increased from $475,845 at March 31, 2010 to $1,369,454 at March 31, 2011 and consist of the value of the 50% interest in an associated company and the amount still outstanding against the purchaser of GEDYS IntraWare GmbH due for monthly repayments. The increase from 2010 to 2011 was primarily due to $984,239 against the purchaser of GEDYS IntraWare GmbH. Our Deferred Tax Assets decreased $4,968,740 at March 31, 2010 to $1,136,135 at March 31, 2011 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.  The decrease from 2010 to 2011 was primarily due to losing the benefit of a tax carry forward because of change in ownership in GROUP Business Software AG. Goodwill increased from $35,767,273 at March 31, 2010 to $39,688,966 at March 31, 2011 and consisted of the Goodwill associated with eleven Business Units. The increase from 2010 to 2011 was primarily due to the purchase of Permessa Corp. on September 22, 2010 with Goodwill of $2,387,444.  Software increased from $13,028,818 at March 31, 2010 to $16,514,894 at March 31, 2011 and consist capitalized development cost, product rights and licenses.  The increase from 2010 to 2011 was primarily due to the purchase of assets of two Business Units. Other Assets increased from $175,900 at March 31, 2010 to $223,630 at March 31, 2011 and consisted of the reinsurance relating to pension obligations. The increase from 2010 to 2011 was primarily due to rising mortality estimates, based on actuarial assumptions.

Liabilities

Total Liabilities increased from $23,815,823 at March 31, 2010 to $24,286,045 at March 31, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2011, our Total Current Liabilities were $13,416,181, compared to $13,531,969 at March 31, 2011.  Notes Payable increased from $0 at March 31, 2010 to $1,440,295 at March 31, 2011 and consisted of the external capital components of the convertible bond issue. The increase was based on the reclassification from non-current to current because the term of the convertible bonds ends on December 31, 2011. Liabilities to Bank decreased from $83,793 at March 31, 2010 to $50,324 at March 31, 2011 and consisted of a line of credit.  The decrease from 2010 to 2011 was primarily due to a reduction from the bank liabilities.  Accounts Payable and Accrued Liabilities increased from $3,532,004 at March 31, 2010 to $4,972,833 at March 31, 2011 and consists of Trade payables, Tax accruals and other accruals.  The increase from 2010 to 2011 was primarily due to the fact that two more business units are included in the corporate consolidation.  Other Liabilities increased from $1,982,916 at March 31, 2010 to $3,674,073 at March 31, 2010 and consists of the liabilities out of the Purchase of assets, Tax liabilities, Loans and others.  The increase from 2010 to 2011 was primarily due to the Purchase of Assets from Lotus 911, Fastworks, Permessa and Salesplace.  Deferred Income increased from $5,919,527 at March 31, 2010 to $6,208,458 at March 31, 2011 and consists mainly of maintenance income collected in advance for the period after the end of the fiscal year. The increase from 2010 to 2011 was primarily due to the fact of two more business units are included in the corporate consolidation.  Liabilities Held for Sale decreased from $2,013,729 at March 31, 2010 to $0 at March 31, 2011 and consists of the outgoing assets associated with the sale of the two subsidiaries Gedys IntraWare GmbH and GROUP Business Software Holding OY.  The decrease from 2010 to 2011 was primarily due to sale of the two companies on February 28, 2010.

At March 31, 2011, our Total Non-Current Liabilities were $7,940,061, compared to $10,283,853 at March 31, 2010.  Notes Payable decreased from $1,549,490 at March 31, 2010 to $0 at March 31, 2010 and consisted of the reclassification into current liabilities.  The decrease from 2010 to 2010 was primarily due to the reclassification to the current liabilities.  Liabilities to Banks decreased from $3,231,405 at March 31, 2010 to $780,277 at March 31, 2011 and consisted a long-term liabilities vis-à-vis Baden-Württembergische Bank.  The decrease from 2010 to 2011 was primarily due to a positive cash-flow based on the sales of the two subsidiaries Gedys IntraWare GmbH and GROUP Business Software Holding OY.  Deferred Tax Liabilities decreased from $926,357 at March 31, 2010 to $878,450 at March 31, 2011 and consists of the Deferred Tax Liabilities from of capitalization of software expenses and Allocation of Assets from a purchase price allocation.  The decrease from 2010 to 2011 was primarily due to depreciation of Assets.  Retirement Benefit Obligation increased from $150,276 at March 31, 2010 to $153,962 and consisted of retirement benefit obligations.  Other Liabilities increased from $4,426,326 at March 31, 2010 to $6,127,373 at March 31, 2011 and consisted of a purchase of assets.  The increase from 2010 to 2011 was primarily due to the purchase of assets from Lotus 911, Fastworks, Permessa and Salesplace.

Revenues

For the fiscal year ended March 31, 2011, our Net Sales decreased to $27,707,226 from $31,584,732 for the fiscal year ended March 31, 2011.  The Company generates nets sales by Licenses, Maintenance, Services, Third-Party Products and Others.  The decrease from 2010 to 2011 was primarily due to the sales of the subsidiary Gedys IntraWare GmbH.

Cost of Goods Sold

For the fiscal year ended March 31, 2011, our Cost of Goods Sold increased to $14,082,494 from $11,323,991 for the fiscal year ended March 31, 2010.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.   The increase from 2010 to 2011 was primarily due to raising the Cost for Software Licenses based on a higher sales volume.

Operating Expenses

For the fiscal year ended March 31, 2011, our Operating Expenses decreased to $15,918,290 from $19,032,719 for the fiscal year ended March 31, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.  For the fiscal year ended March 31, 2011, our Selling Expenses decreased to $10,610,545 from $13,847,697 for the fiscal year ended March 31, 2010.  Selling Expenses consist of cost for the Sales, Marketing and Service units.  The reason for the decrease from 2010 to 2011 was primarily due to the sales of the subsidiary Gedys IntraWare GmbH.    For the fiscal year ended March 31, 2011, our Administrative Expenses decreased to $3,853,532 from $4,481,893 for the fiscal year ended March 31, 2010.  Administrative Expenses consist of cost for the management and administration units.  The reason for the decrease from 2010 to 2011 was primarily due to the reduction from consultancy, investor relation and travel expenses.  For the fiscal year ended March 31, 2011, our General Expenses increased to $1,453,961 from $703,129 for the fiscal year ended March 31, 2010.  General Expenses consist of cost for the Organization.  The reason for the increase from 2010 to 2011 was primarily due to the increase of Professional Fees, cost of money transactions, currency conversion and communication cost in the United States because of the increase in United States’ business activity.

Liquidity & Capital Resources

At March 31, 2011, we had $8,530,864 in cash and cash equivalents, compared to $1,774,965 at March 31, 2011.  On March 11, 2011 and March 29, 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. The Warrants are only exercisable by the payment of cash.  Pursuant to the terms of the Warrants, the holders of the Warrants are required to exercise their Warrants in the event our Common Stock trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days.  Also, throughout the three year exercise period of the Warrants, the Company has the right to redeem the Warrants for $0.05 per share.  The Company has agreed to register the shares of Common Stock issuable upon the exercise of the Warrant under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1. As of March 31, 2011, none of the Warrants have been exercised or redeemed. Upon the full exercise of the Warrants, the Company would receive gross proceeds of $9,066,000.

We intend to use the net proceeds of the private placement offering of Units to increase our marketing, advertising and Cloud and Transformer service development teams, acquisitions and for general corporate working purposes.

Management believes that the Company’s cash at March 31, 2011 will be sufficient to meet the Company’s working capital requirements for the next 12 month period. Management believes that as a result of the assets purchased to date, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

Cash Flows

	Fiscal Year Ended
	March 31,
	2011	2010
Cash provided by operating activities	$1,773,742	$3,391,219
Net cash provided by (used in) Investing Activities	$773,655	$(5,002,878)
Net cash provided by (used in) Financing Activities	$4,537,615	$739,183
Effect of exchange rate changes on cash	$(299,113)	$151,108
Net increase (decrease) in cash and cash equivalents during the period	$6,785,899	$(721,368)
Cash and cash equivalents, beginning of period	$1,774,965	$(3,589,838
Reclassification to Assets held for sale	$--	$(1,123,505)
Cash and cash equivalents, end of period	$8,530,864	$1,744,965

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, financial assets, notes payable, liabilities to banks, accounts payable and accrued liabilities and other liabilities.  As of the financial statement date, the Company does not hold any derivate financial instruments. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date.  Changes in fair value are recognized through profit and loss.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risk

We use the US dollar as our reporting currency.  The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro and the British pound.  Accordingly, some assets and liabilities are incurred in those currency and we are subject to foreign currency risks.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Inventories

Pursuant to FASB ASC 330 (Inventories), inventories held for sale are recognized under inventories. Inventories were measured at cost, which is determined on a first-in-first out basis, without any overhead component.

Intangible Assets

Intangible assets predominately comprise goodwill, acquired software and capitalized software development services. Intangible assets acquired in exchange for payment are reflected as acquisition costs. If the development costs can be capitalized per FASB Accounting Standard Codification (“ASC“)  985-20-25, these are reflected as ascribable personnel and overhead costs.

Company created software can be intended for sale to third parties or used by the Company itself. If the conditions for capitalization are not met, the expenses are recorded with their effect on profit in the year in which they were incurred.

GROUP amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with  ASC regulations. In addition, in special circumstances according to FASB ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

The useful life of acquired software is between three and five years and three years for Company-designed software.

Intangible assets obtained as part of an acquisition  which do not meet the criteria for a separate entry are identified as goodwill and are reviewed once a year as to their recoverability in the form of an impairment test. If they are no longer recoverable, an unscheduled amortization expense entry is performed.

Use value is generally used in order to determine the recoverability of goodwill and intangible assets with an indefinite useful life. The current plan prepared by the management serves as the basis for this policy. The planning assumptions are each adjusted for the current state of knowledge. Reasonable assumptions regarding macroeconomic trends and historical developments are taken into account in making these adjustments. Future estimated cash flows are essentially determined based on the expected growth rates of the markets in question.

Property, Plant and Equipment

Property, plant and equipment are valued at acquisition or manufacturing costs, reduced by scheduled and, if necessary, unscheduled depreciation. Fixed assets are depreciated on a straight-line basis, prorated over their expected useful life. Scheduled depreciation is mainly based on useful lives of 3 to 10 years.

If fixed assets are sold, retired or scrapped, the profit or loss arising from the difference between the net sales proceeds and the residual book value are included under other operating earnings and expenses.

Impairment or Disposal of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with FASB Codification topic, 360.10. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairment has been recognized in the accounts.

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

Maintenance earnings are realized per FASB ASC 605  Revenue Recognition on a pro rata basis over the contractual service period. Consulting and training services are realized upon provision of the service. Sales revenues are presented with deductions made for discounts, customer bonuses, and rebates.

Foreign Currency Translation

The functional currency of the Company is US dollars. For financial reporting purposes, the financial statements of GROUP were translated into US dollars. Assets and liabilities were translated at the exchange rates at the balance sheet dates and revenue and expenses were translated at the average exchange rates and stockholders’ equity was translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Other Provisions

According to FASB ASC 450 Contingencies, provisions are made whenever there is a current obligation to third parties resulting from a past event which is likely in the future to lead to an outflow of resources and of which the amount can be reliably estimated. Provisions not already resulting in a outflow of resources in the following year are recognized at their discounted settlement amount on the financial statement date. The discount taken is based on market interest rates. The settlement amount also includes the expected cost increases. Provisions are not set off against contribution claims. If the amended estimate leads to a reduction of the obligatory amount, the provision is proportionally reversed and the earnings are recognized in other operating earnings.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

Effective July 1, 2010, we adopted the update to the accounting standard regarding derivatives and hedging (Topic 815). This update clarifies how to determine whether embedded credit derivatives, including those interests held in collateralized debt obligations and synthetic collateralized debt obligations, should be bifurcated and accounted for separately. The adoption of this standard did not have a significant impact on our results of operations.

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements

Off - Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company has exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP. Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP becomes the accounting acquirer and is deemed to have retroactively adopted the capital structure of the Corporation.  Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company.  All costs associated with the reverse merger transaction were expensed as incurred.

The Company has based its financial reporting for the consolidation with GROUP in accordance with FASB Accounting Standard Codification (ASC) 805-40 as it relates to reverse acquisitions. Goodwill has been measured as the excess of the fair value of the consideration effectively transferred by the Company, the acquiree for financial reporting purposes, over the net amount of the Company’s recognized identifiable assets and liabilities.

The assets and liabilities of GROUP, the acquirer for financial reporting purposes, are measured and recognized in the consolidated financial statements at their precombination carrying amounts in accordance with ASC 805-40-45-2(a). Therefore, in a reverse acquisition, the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of GROUP’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

It should also be noted that the Company and GROUP have different year-end reporting dates. The Company’s fiscal year-end reporting date is March 31 and GROUP”s calendar year-end reporting date is December 31. The consolidation of these entities for financial reporting purposes has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 11-02.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

N/A

Item 8. Financial Statements and Supplementary Data

GBS ENTERPRISES INCORPORATED

Financial Statements

March 31, 2011

K. R. MARGETSON LTD.
Chartered Accountant

331 East 5th Street	Tel 604.929.0819
North Vancouver BC	Fax: 1.877.874.9583
V7L 1M1	keith@krmargetson.com
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
GSB Enterprises Incorporated:

I have audited the consolidated balance sheet of GSB Enterprises Incorporated. and its subsidiaries as of March 31, 2011 and 2010 and the related consolidated statements of operation, equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of GROUP Business Software AG, a 50.1 per cent owned subsidiary, which statements reflect total assets and revenues constituting 80 percent and 100 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for GROUP Business Software AG, is based solely on the report of the other auditors.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit and the report of the other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSB Enterprises Ltd. as of March 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“K. R. MARGETSON LTD.”
North Vancouver BC	Chartered Accountant
July 14, 2011

Company _GROUP Business Software AG, Eisenach

Standard Auditors Opinion

I have audited the attached GROUP Business Software Fiscal Year-end Reporting. These financial statements are the responsibility of the Company’s management.

My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the German GAAP. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

These financial statements have been prepared to be used for the purpose of compiling the consolidated financial statements of GROUP Business Software and, accordingly, they state the assets, liabilities, shareholders' equity, revenues and expenses of the Company as adjusted for that purpose. The financial statements have not been prepared for use by other parties and may not be appropriate for such use.

In my opinion, the financial statements referred to above present fairly, in all material respects, for the purpose described above, the financial position of the Company as of December 31, 2010 and the results of its operations for the year then ended, in conformity with generally accepted accounting principles.

Restrictions:

There are no restrictions to the Audit Report.

Additional matters for information

There are no additional matters to report.

23rd March 2011
Date

gez. Dr. Winfried Heide

Auditor (signature)

Dr. Winfried Heide WP/StB
Comeniusstraße 32
01307 Dresden
Audit Company:

Company _GROUP Business Software AG, Eisenach

Standard Auditors Opinion

I have audited the attached GROUP Business Software Fiscal Year-end Reporting. These financial statements are the responsibility of the Company’s management.

My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the German GAAP. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

These financial statements have been prepared to be used for the purpose of compiling the consolidated financial statements of GROUP Business Software and, accordingly, they state the assets, liabilities, shareholders' equity, revenues and expenses of the Company as adjusted for that purpose. The financial statements have not been prepared for use by other parties and may not be appropriate for such use.

In my opinion, the financial statements referred to above present fairly, in all material respects, for the purpose described above, the financial position of the Company as of December 31, 2009 and the results of its operations for the year then ended, in conformity with generally accepted accounting principles.

Restrictions:

There are no restrictions to the Audit Report.

Additional matters for information

There are no additional matters to report.

16th April 2010
Date

gez. Dr. Winfried Heide

Auditor (signature)

Dr. Winfried Heide WP/StB
Comeniusstraße 32
01307 Dresden
Audit Company:

GBS Enterprises Incorporated
Consolidated Balance Sheets
March 31, 2011 and 2010
(Audited)

	2011	2010
	$	$
Assets
Current Assets
Cash and cash equivalents (Note 5)	8,530,864	1,744,965
Accounts receivable (Note 6)	5,698,320	2,821,958
Inventories (Note 2)	-	114,172
Deferred tax assets	-	12,284
Prepaid expenses (Note 7)	1,423,281	1,550,634
Assets held for sale (Note 8)	1,981,887	332,812
Other receivables (Note 9)	-	12,372,600
Total current assets	17,634,353	18,949,425

Property, plant and equipment (Note 10)	298,497	275,856
Financial assets (Note 11)	1,369,454	475,845
Deferred tax assets (Note 12)	1,136,135	4,968,740
Goodwill (Note 13)	39,688,966	35,767,273
Software (Note 14)	16,514,894	13,028,818
Other assets (Note 15)	223,630	175,900
Total non-current assets	59,231,576	54,692,432

Total assets	76,865,928	73,641,857

Liabilities and shareholders' equity
Current liabilities
Notes payable (Note 16)	1,440,295	-
Liabilities to banks (Note 17)	50,324	83,793
Accounts payables and accrued liabilities (Note 18)	4,972,833	3,532,004
Other liabilities (Note 19)	3,674,073	1,982,916
Deferred income (Note 20)	6,208,458	5,919,527
Liabilities held for sale (Note 21)	-	2,013,729
Total current liabilities	13,416,181	13,531,969

Notes payable	-	1,549,490
Liabilities to banks (Note 22)	780,277	3,231,405
Deferred tax liabilities (Note 23)	878,450	926,357
Retirement benefit obligation (Note 24)	153,962	150,276
Other liabilities (Note 25)	6,127,373	4,426,326
Total non-current liabilities	7,940,061	10,283,853

Total liabilities	24,286,045	23,815,823

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Balance Sheets
March 31, 2011 and 2010
(Audited)

	2011	2010
	$	$

Shareholders' equity
Common stock (Note 26)	22,544	16,500
Additional paid in capital	33,894,661	27,221,755
Retained earnings	(174,959)	1,642,728
Other comprehensive income	(13,639)	130,419
Total shareholders' equity	33,728,607	29,011,403

Noncontrolling interest in subsidiaries	18,851,277	20,814,631

Total equity and liabilities	76,865,928	73,641,857

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Statements of Operations
For the years ended March 31, 2011 and 2010
(Audited)

	2011	2010
	$	$
Net sales	27,707,226	31,584,732
Cost of goods sold	14,082,494	11,323,991
Gross profit	13,624,731	20,260,741

Operating expenses
Selling expenses	10,610,545	13,847,697
Administrative expenses	3,853,532	4,481,893
General expenses	1,453,961	703,129
	15,918,290	19,032,719

Operating income	(2,293,558)	1,228,022

Other Income (expense)
Other Income (expense)	2,393,821	454,486
Interest income	16,804	44,626
Interest expense	(471,282)	(263,590)
	1,939,343	235,522

Income (loss) before income taxes	(354,215)	1,463,544
Income tax expense	3,283,091	44,106

Net income (loss)	(3,637,306)	1,419,438
Net income (loss) attributable to non controlling interest	(1,963,354)	710,605

Net income (loss) attibutable to shareholders	(1,817,687)	708,833
Other comprehensive income (loss)	(144,059)	38,626

Net income (loss) and comprehesive income (loss) attributed to shareholders	(1,961,746)	747,458

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Statements of Equity
For the period from April 1,2009 to March 31, 2011
(Audited)

	Common Stock			Accumulated			Equity
				Other			attributable to
			Additional	Comprehensive	Accumulated		noncontrolling
	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity	interests
		$	$	$	$	$	$

Balance April 1, 2009	16,500,000	16,500	27,221,755	91,794	933,895	28,263,944	20,104,026

Net income for the year ended March 31, 2010	-	-	-	38,626	708,833	747,458	710,605

Balance, March 31, 2010	16,500,000	16,500	27,221,755	130,419	1,642,728	29,011,403	20,814,631

Shares issued for cash	6,044,000	6,044	6,672,906	-	-	6,678,950	-

Net loss for the year ended March 31, 2011	-	-	-	(144,059)	(1,817,687)	(1,961,746)	(1,963,354)

	22,544,000	22,544	33,894,661	(13,639)	(174,959)	33,728,607	18,851,277

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated statements of Cash Flows
For the Years Ended March 31, 2011 and 2010

	2011	2010
	$	$

Cash flow from operating activties
Net income (loss) for the year	(3,637,306)	1,419,438
Adjustments
Deferred income taxes	3,239,283	(73,651)
Depreciation and amortization	4,036,047	2,893,795
Minority interest losses	(9,188)	(714)
Changes in operating assets and liabilities
Accounts receivable and other assets	(5,310,427)	1,959,103
Retirement benefit obligation	14,730	6,696
Inventories	-	(9,374)
Accounts payable and other liabilities	3,440,602	(2,804,075)

Net cash provided by operating activities	1,773,742	3,391,219

Cash flow from investing activties
Purchase of intangible assets	(3,865,982)	(4,566,331)
Purchase of property, plant and equipment	(161,037)	(479,398)
Purchase of subsidiaries	(251,751)	-
Proceeds from sale of subsidaries	5,052,424	-
Purchase of financial assets	-	42,851

Net cash used in investing activities	773,655	(5,002,878)

Cash flow from financing activties
Net borrowings - banks	(2,221,567)	739,183
other borrowings	80,232	-
Capital paid-in	6,678,950	-

Net cash used in financing activities	4,537,615	739,183

Effect of exchange rate changes on cash	(299,113)	151,108

Net increase in cash	6,785,899	-721,368
Cash and cash equivalents - Beginning of the year	1,744,965	3,589,838
Reclassification to Assets held for sale	-	(1,123,505)

Cash and cash equivalents - End of year	8,530,864	1,744,965

See Accompanying Notes

Notes on the Annual Financial Statement for the Business Year
ending March 31, 2011
GBS Enterprises Incorporated

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 1	COMPANY AND BACKGROUND

GBS Enterprises Incorporated, a Nevada corporation (sometimes referred to in this annual report as the “Company,” “GBSX,” “we,” “us,” “our” or similar terms), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s core business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of business solutions worldwide. GROUP caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. GROUP provides Cloud Computing technology, IBM Lotus Notes/Domino Application Transformation technology, Email Management software, Lotus Software Services, Customer Relationship Management software and Risk & Compliance Management solutions. Headquartered in Eisenach, Germany, GROUP has offices throughout Europe and North America.

General Corporate History

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV was an importer and wholesaler of Chinese manufactured goods.

On April 26, 2010, SWAV purchased certain assets of Lotus Holdings Limited (“Lotus”) pursuant to an Asset Purchase Agreement in consideration for aggregate of 2,265,240 shares of SWAV common stock. Lotus is a holding company specializing in software technology and training services, particularly in the areas of advanced software development tools, innovative point-of-care electronic health record (EHR) software, and sales training.

Simultaneously with SWAV’s acquisition of Lotus, the SWAV stockholders sold an aggregate of 11,984,770 shares of SWAV common stock to Joerg Ott, our CEO and Chairman, for an aggregate purchase price of $370,000.

Upon the consummation of the acquisition, the then executive officers and directors of SWAV resigned and Joerg Ott was appointed as the Company’s Chief Executive Officer, President and Chairman of the Board of Directors.

On September 6, 2010, SWAV’s name was changed to GBS Enterprises Incorporated. On October 14, 2010, the Company’s trading symbol on the OTC Bulletin Board was changed from SWAV to GBSX.

On November 5, 2010, the Company entered in to an agreement to acquire approximately 28.2% of the outstanding common shares of GROUP Business Software AG, (“GROUP”) a German company, trading on the Frankfurt Stock Exchange under the symbol INW. The acquisition was a two-step transaction, culminating in a share exchange. The Company purchased 3,043,985 of its own shares for $300,000 and then exchanged those shares for 7,115,500 shares of common stock of GROUP. Their fair value was calculated at $.0579 per share as determined by an independent valuation firm. The agreement was effective December 30, 2010.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

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

Note 2	ACCOUNTING POLICIES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, the more significant of which are as follows:

Critical Accounting Policies and Estimates

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

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, financial assets, notes payable, liabilities to banks, accounts payable and accrued liabilities and other liabilities. As of the financial statement date, the Company does not hold any derivate financial instruments. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date. Changes in fair value are recognized through profit and loss. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risk

We use the US dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro and the British pound. Accordingly, some assets and liabilities are incurred in those currency and we are subject to foreign currency risks.

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

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Inventories

Pursuant to FASB ASC 330 (Inventories), inventories held for sale are recognized under inventories. Inventories were measured at cost, which is determined on a first-in-first out basis, without any overhead component.

Intangible Assets

Intangible assets predominately comprise goodwill, acquired software and capitalized software development services. Intangible assets acquired in exchange for payment are reflected as acquisition costs. If the development costs can be capitalized per FASB Accounting Standard Codification (“ASC“) 985-20-25, these are reflected as ascribable personnel and overhead costs.

Company created software can be intended for sale to third parties or used by the Company itself. If the conditions for capitalization are not met, the expenses are recorded with their effect on profit in the year in which they were incurred.

GROUP amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with ASC regulations. In addition, in special circumstances according to FASB ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

The useful life of acquired software is between three and five years and three years for Company-designed software.

Intangible assets obtained as part of an acquisition which do not meet the criteria for a separate entry are identified as goodwill and are reviewed once a year as to their recoverability in the form of an impairment test. If they are no longer recoverable, an unscheduled amortization expense entry is performed.

Use value is generally used in order to determine the recoverability of goodwill and intangible assets with an indefinite useful life. The current plan prepared by the management serves as the basis for this policy. The planning assumptions are each adjusted for the current state of knowledge. Reasonable assumptions regarding macroeconomic trends and historical developments are taken into account in making these adjustments. Future estimated cash flows are essentially determined based on the expected growth rates of the markets in question.

Property, Plant and Equipment

Property, plant and equipment are valued at acquisition or manufacturing costs, reduced by scheduled and, if necessary, unscheduled depreciation. Fixed assets are depreciated on a straight-line basis, prorated over their expected useful life. Scheduled depreciation is mainly based on useful lives of 3 to 10 years.

If fixed assets are sold, retired or scrapped, the profit or loss arising from the difference between the net sales proceeds and the residual book value are included under other operating earnings and expenses.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Impairment or Disposal of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with FASB Codification topic, 360.10. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairment has been recognized in the accounts.

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

Maintenance earnings are realized per FASB ASC 605 Revenue Recognition on a pro rata basis over the contractual service period. Consulting and training services are realized upon provision of the service. Sales revenues are presented with deductions made for discounts, customer bonuses, and rebates.

Foreign Currency Translation

The functional currency of the Company is US dollars. For financial reporting purposes, the financial statements of GROUP were translated into US dollars. Assets and liabilities were translated at the exchange rates at the balance sheet dates and revenue and expenses were translated at the average exchange rates and stockholders’ equity was translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Other Provisions

According to FASB ASC 450 Contingencies, provisions are made whenever there is a current obligation to third parties resulting from a past event which is likely in the future to lead to an outflow of resources and of which the amount can be reliably estimated. Provisions not already resulting in a outflow of resources in the following year are recognized at their discounted settlement amount on the financial statement date. The discount taken is based on market interest rates. The settlement amount also includes the expected cost increases. Provisions are not set off against contribution claims. If the amended estimate leads to a reduction of the obligatory amount, the provision is proportionally reversed and the earnings are recognized in other operating earnings.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

Effective July 1, 2010, we adopted the update to the accounting standard regarding derivatives and hedging (Topic 815). This update clarifies how to determine whether embedded credit derivatives, including those interests held in collateralized debt obligations and synthetic collateralized debt obligations, should be bifurcated and accounted for separately. The adoption of this standard did not have a significant impact on our results of operations.

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Off - Balance Sheet Arrangements

 We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company has exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP. Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP becomes the accounting acquirer and is deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company. All costs associated with the reverse merger transaction were expensed as incurred.

The Company has based its financial reporting for the consolidation with GROUP in accordance with FASB Accounting Standard Codification (ASC) 805-40 as it relates to reverse acquisitions. Goodwill has been measured as the excess of the fair value of the consideration effectively transferred by the Company, the acquiree for financial reporting purposes, over the net amount of the Company’s recognized identifiable assets and liabilities.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

The assets and liabilities of GROUP, the acquirer for financial reporting purposes, are measured and recognized in the consolidated financial statements at their precombination carrying amounts in accordance with ASC 805-40-45-2(a). Therefore, in a reverse acquisition, the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of GROUP’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

It should also be noted that the Company and GROUP have different year-end reporting dates. The Company’s fiscal year-end reporting date is March 31 and GROUP”s calendar year-end reporting date is December 31. The consolidation of these entities for financial reporting purposes has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 11-02.

Note 3	SUBSIDIARY COMPANIES

In the consolidated financial statements of GROUP Business Software AG, the subsidiaries listed below were included in the basis of consolidation; in the previous year, there were eight of these subsidiaries (KUSD = 1,000’s of US Dollars).

		Sockholders' Equity			Profit
		as of	Percentage of		of the	Date
		03.31.11	Subscribed Capital		Fiscal Year	of the
Affiliated Company	Headquarters	KUSD	KUSD	in %	KUSD	First Consolidation

ebVOKUS Software GmbH	Dresden	391	54	100,0%	201	11.01.2005
GROUP Business Software (UK) Ltd.	Manchester	-1.030	29	100,0%	-312	12.31.2005
GROUP Business Software Corp.	Milford	-1.651	1	100,0%	-1.130	12.31.2005
GROUP LIVE N.V.	Den Haag	-2.013	134	100,0%	8	12.31.2005
GROUP Technologies GmbH	Karlsruhe	72	33	100,0%	0	10.01.2005
Permessa Corporation	Waltham	-372	0	100,0%	50	09.22.2010
Relavis Corporation	New York	-486	1	99,5%	387	08.01.2007
GBS Enterprises Incorportated	Canton	12.489	22	reverse 50,1%	-524	01.06.2011

•	GROUP Business Software (UK) Ltd. is an indirect 100% shareholding.

•	A domination and profit transfer agreement is in place between GROUP Business Software AG as the dominating company and Group Technologies GmbH.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

•	Effective March 1, 2010, the Company disposed of its interest in GROUP Business Software Holding OY and the latter's subsidiary Gedys IntraWare GmbH (cf. notes in III. a. B. 2.1).

•	On September 22, 2010, GROUP Business Software AG acquired the initial 51% of the Permessa Corporation and the remaining shares on November 23, 2010.

Note 4	RELATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's interest in B.E.R.S AD, with acquisition costs of 265,000.00 Euros, is 50%. It was first consolidated on December 31, 2006.

		Total Value
		Assets
		3.31.11	Debts	Sales Revenues	Annual Profit/Loss
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna	186	59	379	-118

Note 5	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 8,531 KUSD (previous year: 1,719 KUSD). Included in that amount are cash equivalents of 20 KUSD (previous year: 42 KUSD). 250 KUSD are in accounts that are subject to federal deposit insurance as of the financial statement date. (No insurance in previous year.)

Note 6	RECEIVABLES

Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

There were no expenses incurred through derecognition of receivables in the 2010 fiscal year.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

The residual term of the receivables is less than one year with the exception of deposits provided as security presented under other financial assets.

Note 7	PREPAID EXPENSES

Prepaid expenses in the amount of 1,423 KUSD (previous year: 1,551 KUSD) represent a down payment toward a share of sales in a basic technology in the amount of 1,201 KUSD (previous year: 1,213 KUSD). Due to technical delays, the term of this license has been extended until June 30, 2014.

Note 8	ASSETS HELD FOR RESALE

The outgoing assets associated with the sale of the two subsidiaries Gedys IntraWare GmbH and GROUP Business Software Holding OY effective March 1, 2010 was recognized under this item in the amount of 12,373 KUSD. With the deconsolidation of the two companies on February 28, 2010, this balance sheet item is eliminated (cf. Notes under III. a. B. 2.1).

Note 9	OTHER RECEIVABLES

The largest individual item under other receivables is the upward revaluation of the receivable owed to the former GAP AG, pertaining to the Adori situation, by Chubb totaling 1,902 KUSD (previous year: 0 KUSD). Also included herein are tax refund claims (44 KUSD; previous year: 229 KUSD), other loans issued (0 KUSD; previous year: 59 KUSD) as well as security deposits (224 KUSD; previous year: 163 KUSD).

Note 10	PROPERTY PLANT AND EQUIPMENT

Fixed assets are measured at cost less scheduled straight-line depreciation. The specific useful life was based on those used uniformly at the parent company.

Depreciation of the computer hardware listed as office equipment is distributed over a period of three to five years. The depreciation period for other office equipment is three to ten years. Office furnishings are depreciated over a period of eight to ten years.

	KUSD 3.31.11			KUSD 3.31.10
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Equipment	4,494	4,196	298	4,538	4,262	276

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 11	FINANCIAL ASSETS

The major components of the Financial assets include the following:

•	The value of the 50% interest in the associated company B.E.R.S. AD with a book value of 291 KUSD (previous year: 350 KUSD).

•	The amount still outstanding against the purchaser of GEDYS IntraWare GmbH of 984 KUSD, being repaid in monthly installments of 20 KUSD.

•

Note 12          DEFERRED TAX ASSETS

Deferred tax assets represent the tax assets emanating from the capitalization of software.

Note 13          GOODWILL

Goodwill results from business combinations is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill as of 3/.31.10 in kUSD	Goodwill as of 3.31.11 in kUSD
global words AG	01.10.02	4.821,9	5.095,3
GROUP Technologies AG	01.09.05	4.239,4	4.479,7
GROUP Business Software Inc.	31.12.05	2.060,7	2.177,5
GROUP LIVE N.V.	31.12.05	1.253,2	1.324,2
zurückbehaltener GoF CRM	31.12.05	2.941,7	3.108,4
GROUP Business Software Ltd	31.12.05	2.616,7	2.765,1
ebVOKUS Software GmbH	01.10.05	419,8	443,6
GAP AG für GSM Applikationen und Produkte	31.12.05	1.811,2	1.913,9
Relavis Corporation	01.08.07	6.897,2	7.288,3
Permessa	22.09.10	0,0	2.387,4
GROUP Business Software AG	06.01.11	8.705,5	8.705,5
		35.767,3	39.689,0

Note 14	SOFTWARE

Development costs

The costs of developing new software products and updating products already marketed by GROUP Business Software AG are generally recognized as expenses in the period in which they arise. Provided they meet the conditions for capitalization as per FASB ASC 985-20-25, they are capitalized. Capitalized development costs can be attributed to the defined products. These products are technically realizable and there is a target market for them.

The development costs arising in the reporting period result from the personnel costs to be attributed to the development work as well as overhead costs, provided that these are related to the development work and do not represent general administrative costs. The ascribable overhead costs are directly recognized.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Capitalized development costs are generally amortized over a period of three years starting with the date of marketability of the new products or major releases.

Concessions, Industrial Property Rights, Licenses

The intangible financial assets carried in this item are licenses acquired in exchange for payment.

These financial assets are measured at acquisition cost less scheduled straight-line amortization. The assets added in the scope of the cost price allocation of the business divisions acquired this year.

The useful life spans were based uniformly throughout the Corporation on those used by the parent company. Scheduled amortization is performed over a period from three to ten years.

The useful life of the domain “gbs.com”, acquired during the previous year, was estimated as unlimited. This is because no other legal, contractual or other factors exist which would limit its useful life. It is not systematically amortized, but rather annually and also, whenever there are signs pointing to an impairment, it is tested for its recoverability and if necessary written down to the amount which could be obtained for it if sold.

Amortization of concessions, industrial property rights and similar rights and assets as well as licenses to such rights and assets is presented in the profit and loss statement under "Depreciation and Amortization." .

Note 15	OTHER ASSETS

Re-insurance claims from life insurance (reinsurance of pension obligations) were recognized as actuarial reserves. Corresponding communications by the insurance companies form the basis for the valuation. Earnings from interest on the financial assets were - according to the cost of liabilities from pension obligations - presented in the pension plan costs.

Note 16	NOTES PAYABLE

This item concerns the outside capital components of the convertible bond issue in the amount of 1,440 KUSD (previous year: 0 KUSD; long term 1,550 KUSD). The outside capital component of the convertible bond is carried at amortized cost according the effective interest method in compliance with the categorization pursuant to FASB ASC 815-15. The effective interest rate used as a basis as of the financial statement date is 6.16% (previous year: 6,61%). The term of the convertible bonds ends on December 31, 2011.

Note 17	LIABILITIES TO BANKS

Liabilities to banks listed under current liabilities are a line of credit.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 18	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,043 KUSD (previous year: 1,403 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Tax accruals

As of the financial statement date, provisions for taxation were created in the amount of 112 KUSD (previous year: 45 KUSD).

Other accrual

Other provisions are created in the amount necessary as of the financial statement date which is necessary, according to a reasonable commercial appraisal, in order to cover future payment obligations, perceivable risks as well as uncertain liabilities of the Company. The amounts deemed to be most likely in a careful assessment of the situation are accrued.

	Status				Currency	Status
KUSD	04.01.11	Utilization	Dissolution	Increase	Differences	03.31.11

Salary	1.004	895	118	1.241	10	1.241
Vacation	245	247	0	224	2	224
Workers Compensation Insurance Association	20	20	0	15	0	15
Compensation Levy for Non-Employment of Severely Handicapped Persons	16	16	0	17	0	17
Outstanding Invoices	463	282	86	794	0	889
Annual Financial Statement Costs	232	199	11	182	1	205
Other Provisions	254	221	26	49	9	66
Warranties	133	90	0	82	0	125
Provision for Legal Costs	70	6	40	13	0	36
Reclassification Held for Sale	-352	-237	0	116	0	0

Total	2.083	1.739	282	2.734	21	2.817

Provisions for salaries include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business year as well as the contractually stipulated guaranteed bonuses for the members of the Board of Directors for the business year.

Vacation provisions include the obligations of GROUP’s companies to their employees from remaining vacation claims for the reporting period. The amount of the provision is based on the gross salary of the individual employee plus the employer contribution to social security and the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 889 KUSD (previous year: 463 KUSD) was created.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Expenses for preparing the annual financial statements and the consolidated financial statements, for the auditing of the Company and consolidated financial statements were recognized at 205 KUSD (previous year: 232 KUSD.

For warranty claims, a provision was created depending on income from services.

Note 19	OTHER SHORT TERM LIABILITIES

•	Other short-term liabilities are made up as follows:

	3.31.11	3.31.10
Other Short-Term Liabilities	KUSD	KUSD
Purchase Assets L911	745,9	505,1
Purchase Assets Fastworks	119,2	-
Purchase Assets Permessa	757,9	-
Purchase Assets Salesplace	504,8	-
Tax Liabilities	603,9	635,4
Loans	854,1	72,4
Other Liabilities	88,4	10,1
	3.674,2	1.223,0

Note 20	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,208 KUSD (previous year: 5,920 KUSD) mainly include maintenance income collected in advance for the period after the end of the fiscal year which primarily accumulated in the parent company. They are amortized on a straight-line basis over the respective contract terms.

Note 21	LIABILITIES HELD FOR SALE

The outgoing liabilities associated with the sale of the two subsidiaries: GROUP Business Software Holding OY and its subsidiary Gedys IntraWare GmbH, effective March 01, 2010 totaled 2,014 KUSD as of December 31, 2009. With the deconsolidation of these two companies as of February 28, 2010, this balance sheet item has been eliminated.

Note 22	LIABILITIES TO BANKS

Liabilities to banks listed under loans are of a long-term nature and thus listed under long-term liabilities. These exist vis-à-vis Baden-Württembergische Bank with a credit line totaling 3,000 KEUR and are collateralized by a silent blanket agreement for all trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, 150 KEUR is bearing interest at prime plus 1.5% and 150 KEUR is fixed at 3.5%

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 23	DEFERRED TAX LIABILITIES

Due to the capitalization of software development costs, and the purchase price allocation relating to the Permessa acquisition, the balance sheet is reflecting a deferred tax liability of 878 KUSD (previous year: 926 KUSD).

Note 24	RETIREMENT BENEFIT OBLIGATION

The retirement benefit obligation amounts to 154 KUSD as end of business year (previous year: 150 KUSD).

The calculation of the retirement benefit obligation was based on actuarial assumptions based on the projected unit credit method at an interest rate of 5.3% p.a. (previous year: 5.5%) p.a. and a pension increase of 1.0% p.a. (previous year: 1.5%) p.a.

Note 25	OTHER LONG TERM LIABILITIES

•	Other long-term liabilities are made up as follows:

	3.31.11	3.31.10
Other Long-Term Liabilities	KUSD	KUSD
Purchase Assets L911	3.448,2	4.426,3
Purchase Assets Fastworks	506,2
Purchase Assets Permessa	1.162,3
Purchase Assets Salesplace	1.011,0
	6.127,7	4.426,3
•

Note 26	COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock as that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $001. No preferred shares have been issued. As at March 31, 2011, there were 22,544,000 shares of common stock issued. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

During the reporting period from the date of the Reverse Acquisition to March 31, 2011, the Company completed a private placement offering whereby it raised $7,555,000 gross proceeds through the sale of 6,044,000 units at $1.25 per unit. Each unit represented one share of common stock and one warrant. The warrant allows the holder to purchase one share of common stock of the Company from the date of the grant until the third anniversary of the date of the grant for a purchase price of $1.50 per share.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Warrants and Options

The Company has issued warrants to outside consultants in payments for services provided as detailed in the following schedule. The warrants are issued as “cashless” warrants and all have a three-year term with the exception of the Ventana Capital Partners’ warrant which has a 30 month term. The warrants have been valued using a Black-Scholes option pricing model with appropriate volatility, equity value and interest rate inputs. The valuation of the warrants is for disclosure purposes only as the charge is related to the cost of issuing the shares and there is no impact to the financial statements. There are no stock options issued by the Company to employees or other parties.

Valuation of Common Stock Purchase Warrants

Summary of Warrants Issued

				Stock Value at	Warrant
Outside Consultants	Grant Size	Strike Price	Val. Date	Warrant Date	Value

Ventana Capital Partners	2,000,000	$4.00	10/1/2010	$0.03	$0.00

Frank J. Pena	117,880	$1.50	3/14/2011	$0.91	$0.34

GarWood Securities, LLC	117,880	$1.50	3/14/2011	$0.91	$0.34

Jackson E. Spears	421,520	$1.50	3/14/2011	$0.91	$0.34

William Gregozeski	50,000	$1.50	3/14/2011	$0.91	$0.34

Frank J. Pena	3,000	$1.50	3/24/2011	$0.91	$0.34

GarWood Securities, LLC	2,400	$1.50	3/24/2011	$0.91	$0.34

Jackson E. Spears	9,600	$1.50	3/24/2011	$0.91	$0.34

	Common	Valuation	Fair Value per	Warrants'
Common Stock Warrants Issued to Outside Consultants	Shares	Date	Warrant Share	Fair Value

Common Stock Warrants Issued on October 1, 2010	2,000,000	10/1/2010	$0.00	$0

Common Stock Warrants Issued on March 14, 2011	707,280	3/14/2011	$0.34	$240,475

Common Stock Warrants Granted on March 24, 2011	15,000	3/24/2011	$0.34	$5,100

		Total Warrants' Fair Value		$245,575

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 27	SEGMENT REPORTING

The business operations of the companies included in the consolidated financial statements are categorized into the main areas (divisions) "GROUP Applications", "GROUP Live" and "GROUP Experts". For more details, please see the market segment report.

	3.31.11	3.31.10
Sales Revenues	KUSD	KUSD

Licenses	4,981	6,272
Maintenance	9,616	12,114
Partner Contribution	21	138
Service	5,243	6,992
Third-Party Products	3,062	3,344
LND Third-Party Products	4,610	2,502
Others	173	223

	27,707	31,585

Note 28	OTHER INCOME

Other income of 2,394 KUSD (previous year: 454 KUSD) relate within 1,902 KUSD (previous year: 0 KUSD) from the upward revaluation of the receivable owed to the former GAP AG, pertaining to the Adori situation, by Chubb.

Note 29	INCOME TAX EXPENSE

As a result of the change in the majority ownership of GROUP Business Software in 2011 and based on the current legal situation, management has determined it is more likely than not that the tax losses carried forward will be available as a deduction to determine taxable income. Therefore, the deferred tax assets from the losses carried forward for GROUP Business Software AG in an amount of 3,691 KUSD was written off this year and included in income tax expense.

Note 30	RELATED PARTY TRANSACTIONS

Related parties basically refer to the Board of Directors, Supervisory Board, stockholders and associated companies.

Business transactions between the companies and its subsidiaries which are also considered to be related companies were eliminated through the consolidation and are not reflected within these footnotes to the consolidated statements.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Remuneration of the management occupying key positions in the Corporation subject to disclosure include the remuneration of the Board of Directors and that of the Supervisory Board. With regard to their remuneration, please see Section VIII.

In addition, the following transactions took place in the fiscal year:

	Related		Amount in
Company	Party	Transaction	KUSD	Comment

GROUP Business Software AG	Joerg Ott	Rental Agreement as Landlord and Owner of Hospitalstraße 6, 99817 Eisenach	58	Rental Expenses 2010
			60	Rental Expenses 2009
			29	Remaining Rental Term
GBS Enterprises Incorporated	Joerg Ott	unsecured demand note payable, bearing interest at 5% due Mar 1, 2011	153	loan
			2	interest

Note 31	DEFERRED INCOME TAXES

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

	2011	2010
	kUSD	kUSD
Consolidated Earnings Before Taxes	(354)	1.464
calc. Tax Expense (+) Tax Income (-) (30.2%)	3,175	442

Expected Tax Expense Adjustments
Tax Effects from the Recognition and Measurement of Deferred Taxes	(105)	-58
Tax Effects from Previous Years	0	63
Non-Deductable Expenses and Earnings	(45)	(42)
Ongoing Differences	(135)	(115)
Tax Effects from Losses Carried Over	(37)	(358)
Adjustments of the Tax Amount to the Different National Tax Rate	3,681	0
Tax Effects out of loosing taxes carried forward because of change in ownership	(59)	(2)
Other Tax Effects	158	25

Income Tax Expense (+)/ Income (-) as per Consolidated Profit and Loss Statement	3.283	45
Effective Tax Rate in %	(563,9)%	3,0%

The following schedule reflects a summary of the basic components of the Deferred Tax Liability as presented in the Company’s Consolidated Balance Sheet.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

	3.31.2011		3.31.2010
	kUSD		kUSD
	Assets	Liabilities	Assets	Liabilities
	Deferred	Deferred	Deferred	Deferred
	Taxes	Taxes	Taxes	Taxes
Financial Assets	664	878	828	895
Current Assets	-1		12
Stockholders' Equity	473		3.973
Pension Provisions	0		0
Other Provisions	0		0

TOTAL	1.136	878	4.813	895

The Company also has incurred losses for income tax purposes of approximately 523 KUSD which may be applied in future years to reduce taxable income. The ability to apply this loss expires in 2031. No deferred asset has been recorded as management considers it more likely than not that the loss will be utilized.

Note 32	SUBSEQUENT EVENTS

Pavone AG

On April 1, 2011, the Company consummated its acquisition of Pavone AG, a German corporation (“Pavone”). The acquisition was effected pursuant to the terms of an acquisition agreement, dated April 1, 2011, by and among the Company, Pavone and the shareholders of Pavone (the “Pavone Shareholders”) under which the Company acquired an aggregate of 875,000 shares of Pavone, representing 100% of the issued and outstanding shares of capital stock of Pavone (the “Pavone Shares”). None of the Pavone Shareholders were affiliates of the Company.

As consideration for the Pavone Shares, we agreed to issue, on a pro rata basis, an aggregate of one million (1,000,000) shares of our common stock to the Pavone Shareholders within 30 days of the closing. We also agreed to pay an aggregate of $350,000 to the Pavone Shareholders within 10 days of the Closing, on a pro rata basis.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

■
LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls.  The Company intends to appoint outside directors to its Board of Directors as well as establish a standing audit committee consisting of independent directors in the near future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On April 26, 2010, Mr. Joerg Ott was appointed to serve as the sole director of the Company and to serve as the Chief Executive Officer of the Company. Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office.

On April 30, 2010, the Company retained the services of Gary MacDonald as the Company’s Executive Vice President and Chief Corporate Development Officer.

On August 2, 2010, the Company retained the services of Ronald J. Everett to serve as the Company’s Chief Financial Officer.

Biography:

Name:	Position Held with the Company:	Age:
Joerg Ott	Chief Executive Officer and Sole Director	47
Gary MacDonald	Executive Vice President and Chief Development Officer	56
Ronald Everett	Chief Financial Officer	56

BIOGRAPHIES:

Joerg Ott, Chairman of the Board and Chief Executive Officer

Since April 26, 2010, Mr. Ott has been serving as the Company’s Chief Executive Officer and sole Director; and as of April 2002, Joerg has also been serving as the Chief Executive Officer of GROUP Business Software AG, (a 50.1% subsidiary of the Company). GROUP Business Software AG has been trading at Frankfurt Stock Exchange since early 2000. From December 2000 to October 2002, Joerg was the Chief Executive Officer of Senator AG, a software company specializing in machine translation software. From October 1998 to December 2000, Joerg was the founding General Manager of Global Words GmbH, a technology and services company focusing on multi-lingual telephone based conference service. In 1997, Joerg founded OUTPUT! GmbH, a German based sales training company.  Mr. Ott earned his MBA from University of Passau, Germany, focusing on Operations Research and Finance. He is also a Harvard Business School alumnus, graduated in 2009.

Gary MacDonald, Executive Vice President and Chief Development Officer

Since April 30, 2010, Gary MacDonald has been serving as the Executive Vice President and Chief Development Officer of the Company.  Since September 2005, Gary has also been serving as the Chief Business Development Officer of GROUP Business Software AG, a 50.1% subsidiary of the Company which is publicly traded in Germany.  From November 2003 to August 2005, Gary service as the Vice President, Corporate Development and Government Relations Officer at Raydiance, Inc., a privately held research company.  From August 1994 to September 2003, Mr. MacDonald serviced as the Senior Vice President of Sales and Marketing at Kingston Technology Company, a privately held company in the computer hardware industry.  From October 1991 to August 1994, Gary serviced as the Vice President and Principal of Impediment Incorporated, a privately held company in the computer hardware industry.

Ronald Everett, Chief Financial Officer

Since August 2, 2010, Ronald J. Everett has been serving as the Chief Financial Officer of the Company.  Since October 1999, Ron has also been the Managing Partner of Business Valuation Center, a valuation and merger & acquisition advisory firm. From October 1995 to September 1999, Ron was a Vice Present and Director of Technology Valuation for Valuation Counselors, Inc. and CBIZ Valuation, Inc. Prior to this position, Ron was New England Director of Valuation Services for Ernst and Young from 1988 until 1992. Prior to 1988, Ron has held various financial management positions including CFO of Systems Architects, Inc., a software development company, which provided enterprise applications for the operation and management of large data center facilities, primarily for military and civilian agencies of the U.S. Government.  Ron is a Certified Business Appraiser and earned a BSBA in Finance & Accounting from Suffolk University in 1978.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics and Code of Business Conduct

We have not yet adopted a Code of Ethics or Code of Business Conduct due to our limited size but we intend to do so when we increase the size of our Company.

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

Although, we believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting, we intend, in the near future, to increase our board size as permitted by our Bylaws and forming a standing Audit Committee comprised of at least three independent directors.

Other Committees

All proceedings of our Board of Directors for the year ended March 31, 2011 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of Ronald Everett, our Chief Financial Officer, and Gary MacDonald, our Executive Senior Vice President and Chief Development Officer.  As of the fiscal year ended March 31, 2011, Mr. Everett and Mr. MacDonald have not filed their Form 3’s.

Item 11. Executive Compensation

The Summary Compensation Table sets forth the particulars of compensation paid to the “named executive officers” as that term is defined by Regulation S-K.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Joerg Ott --Chief Executive Officer (PEO) (1)	2011	$120,000	--	--	--	--	--	--	$120,000

	2010	--	--	--	--	--	--	--	--

Ronald Everett -Chief Financial Officer (PFO) (2)	2011	$20,000	--	--	--	--	--	--	$20,000

	2010	--	--	--	--	--	--	--	--

Gary MacDonald --Executive VP and Chief Development Officer (3)	2011	--		--	--	--	--	--	--

	2010	--	--	--	--	--	--	--	--

(1) Joerg Ott commenced serving as the Company’s Chief Executive Officer on April 26, 2010.
(2) Ron Everett commenced serving as the Company’s Chief Financial Officer on August 2, 2010.
(3) Gary MacDonald commenced serving as the Company’s Executive Vice President and Chief Development Officer on April 30, 2010.

Significant Employees

Other than our executive officers, GBSX did not have any significant employees at March 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

We currently do not have any employment agreements with any of our executive officers, nor do we have any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation of Directors

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended March 31, 2011, we did not pay any compensation or grant any stock options to our directors.

Director Agreements

None.

Term of Office

Our directors are elected to hold office for a one year term or until his successor is elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned on July 13, 2011, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of the date of determination are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 23,543,790 common shares issued and outstanding as of July 14, 2011. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Joerg Ott --Chairman and Chief Executive Officer	1,850,000(4)	7.9%
Ronald Everett --Chief Financial Officer	200,000	*
Gary MacDonald --Executive VP and Chief Development Officer	100,000	*
Edward M. Giles 17 Heights Road Plandome, New York 11030	1,600,000 (5)	6.6%
Stephen D. Baksa 2 Woods Lane Chatham, NJ 07928	1,400,000(6)	5.8%
VP Bank (Switzerland), Ltd. Bahnhofstrasse 3 CH-8022 Zurich, Switzerland	1,488,000(7)	6.1%
All Officers and Directors as a group (3 persons)	2,150,000	9.1%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is c/o GBS Enterprises Incorporated, 302 North Brooke Drive, Canton, Georgia 30013.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.
(3)	Based on 23,543,790 shares of Common Stock outstanding as of July 14, 2011.
(4)
Consists of 1,550,000 shares of Common Stock held by vbv Vitamin B Venture GmbH, an entity of which Mr. Ott has sole voting and dispositive control and 300,000 shares of Common Stock held directly by Mr. Ott.

(5)
Consists of: (i) 440,000 shares of Common Stock held by Edward M. Giles, (ii) 440,000 shares of Common Stock issuable upon the exercise of 440,000 Warrants held by Edward M. Giles, (iii) 280,000 shares of Common Stock held by Isles Capital, L.P., a limited partnership over which Mr. Giles exercises investment discretion, (iv) 280,000 shares of Common Stock issuable upon the exercise of 280,000 Warrants held by Isles Capital, L.P., (v)  80,000 shares of Common Stock held by Edward M. Giles Roth IRA #7, (ii) 80,000 shares of Common Stock issuable upon the exercise of 80,000 Warrants held by Edward M. Giles Roth IRA #7.

(6)	Consists of (i) 700,000 shares of Common Stock held by Stephen D. Baksa and (ii) 700,000 shares of Common Stock issuable upon the exercise of 700,000 Warrants held by Stephen D. Baksa.
(7)
Consists of (i) 744,000 shares of Common Stock held by VP Bank (Switzerland), Ltd. and (ii) 744,000 shares of Common Stock issuable upon the exercise of 744,000 Warrants held by VP Bank (Switzerland), Ltd.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence
See Note 30 to the Financial Statements included in this Annual Report and which is incorporated by reference herein.

Our only director, Joerg Ott, is also the Company’s President and Chief Executive Officer and therefore, is not deemed to be “independent.”

Item 14. Principal Accounting Fees and Services

Since our reverse merger, our principal accountant has been K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”). The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2010 and March 31, 2011 for professional services rendered by K.R. Margetson were as follows:

	Year Ended March 31
	2011	2010
Audit Fees and Audit Related Fees	$5,550	$5,200
Tax Fees	--	-
All Other Fees	6,490	1,500
Total	$12,040	$6,700

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

No.:	Description:

3.1	Articles of Incorporation [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

3.1.1*	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010

3.1.2*	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010

3.2	Bylaws [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.1	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.2	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.3	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.4	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.5	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.6
Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and LVM Landwirtschaftlicher Versicherungsverein AG [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.7
Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and MPire Capital City [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.8
Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Stone Mountain Ltd. [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.9
Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and Tuomo Tilman [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.10
Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and vbv Vitamin B Venture GmbH [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.11
Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Jyrki Salminen [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.12
Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and Delta Consult LP  [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.13
Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and GAVF LLC [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.14
Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and K Group [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

By: /s/ JOERG OTT
Joerg Ott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOERG OTT	President, Chief Executive Officer and Director	July 14, 2011
Joerg Ott	(Principal Executive Officer)

/s/ RONALD J. EVERETT	Chief Financial Officer	July 14, 2011
Ronald J. Everett	(Principal Financial and Accounting Officer)

/s/ GARY MACDONALD	Executive Vice President and Chief Development Officer	July 14, 2011
Gary MacDonald