Form 10-K/A
period 2011-03-31
GBS Enterprises Inc
filed 2011-07-15
CIK 1413754

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐ No ☒

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

As of July 15, 2011, there were 23,543,790 shares of common stock, $0.001 par value per share, of the Registrant issued and outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on July 14, 2011 (the “Original Filing”) to include in the Company’s Consolidated Statements of Operations the Company’s (i) Net earnings (loss) per share, basic and diluted and (ii) Weighted average number of common stock shares outstanding, basic and diluted.  Such disclosures were inadvertently omitted in the Original Filing’s Financial Statements.

We are also filing Exhibits 3.1.1 and 3.1.2 which were inadvertently omitted from the Original Filing and refiling Exhibits 31.1, 31.2, 32.2 and 32.2 amended to reflect this Amendment No. 1.

The remaining disclosures made in the Original Filing remain unchanged and are incorporated by reference herein.

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

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Statements of Operations
For the years ended March 31, 2011 and 2010
(Audited)

	2 0 1 1	2 0 10
	$	$
Net sales	27,707,226	31,584,732
Cost of goods sold	14,082,494	11,323,991
Gross profit	13,624,731	20,260,741

Operating expenses
Selling expenses	10,610,545	13,847,697
Administrative expenses	3,853,532	4,481,893
General expenses	1,453,961	703,129
	15,918,290	19,032,719

Operating income	(2,293,558)	1,228,022

Other Income (expense)
Other Income (expense)	2,393,821	454,486
Interest income	16,804	44,626
Interest expense	(471,282)	(263,590)
	1,939,343	235,522

Income (loss) before income taxes	(354,215)	1,463,544
Income tax expense	3,283,091	44,106

Net income (loss)	(3,637,306)	1,419,438
Net income (loss) attributable to non controlling interest	(1,963,354)	710,605

Net income (loss) attibutable to shareholders	(1,817,687)	708,833
Other comprehensive income (loss)	(144,059)	38,626

Comprehesive income (loss) attributed to shareholders	(1,961,746)	747,458

Net earnings (loss) per share, basic and diluted	(0.118)	0.045
Weighted average number of common stock shares outstanding, basic and diluted	16,566,236	16,500,000

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Statements of Equity
For the period from April 1,2009 to March 31, 2011
(Audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Equity	Equity attributable to noncontrolling interests
		$	$	$	$	$	$

Balance April 1, 2009	16,500,000	16,500	27,221,755	91,794	933,895	28,263,944	20,104,026

Net income for the year ended March 31, 2010	-	-	-	38,626	708,833	747,458	710,605

Balance, March 31, 2010	16,500,000	16,500	27,221,755	130,419	1,642,728	29,011,403	20,814,631

Shares issued for cash	6,044,000	6,044	6,672,906	-	-	6,678,950	-

Net loss for the year ended March 31, 2011	-	-	-	(144,059)	(1,817,687)	(1,961,746)	(1,963,354)

	22,544,000	22,544	33,894,661	(13,639)	(174,959)	33,728,607	18,851,277

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

Date: July 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOERG OTT	President, Chief Executive Officer and Director	July 15, 2011
Joerg Ott	(Principal Executive Officer)

/s/ RONALD J. EVERETT	Chief Financial Officer	July 15, 2011
Ronald J. Everett	(Principal Financial and Accounting Officer)

/s/ GARY MACDONALD	Executive Vice President and Chief Development Officer	July 15, 2011
Gary MacDonald