Form 10-Q
period 2011-06-30
GBS Enterprises Inc
filed 2011-08-19
CIK 1413754

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

GBS ENTERPRISES INCORPORATED
 (Exact name of registrant as specified in its charter)
Nevada	27-3755055
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

585 Molly Lane
Woodstock, GA 30189
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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 19, 2011, there were 23,793,790 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2011

(Unaudited)

GBS Enterprises Incorporated
Interim Consolidated Balance Sheets
June 30, 2011 and March 31, 2011
(Unaudited)

	June 30, 2011	March 31, 2011
	$	$

Assets
Current Assets
Cash and cash equivalents	6,805,940	8,530,864
Accounts receivable	4,896,092	5,698,320
Prepaid expenses	1,647,095	1,423,281
Other receivables	854,486	1,981,887
Total current assets	14,203,613	17,634,352

Equity investments in related parties - Note 4	6,585,000	-
Property, plant and equipment - Note 5	347,477	298,497
Financial assets	2,687,035	1,369,454
Deferred tax assets	2,107,040	1,136,135
Goodwill - Note 6	39,688,966	39,688,966
Software - Note 7	16,900,047	16,514,894
Other assets	228,544	223,630
Total non-current assets	68,544,109	59,231,576

Total assets	82,747,722	76,865,928

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,516,383	1,440,295
Liabilities to banks	42,493	50,324
Accounts payable and accrued liabilities	3,759,994	4,972,832
Other liabilities	3,590,450	3,674,073
Deferred income	9,673,504	6,208,458
Total current liabilities	18,582,824	16,345,982

Liabilities to banks	-	780,277
Deferred tax liabilities	798,009	878,450
Retirement benefit obligation	162,095	153,962
Other liabilities	5,778,505	6,127,373
Total non-current liabilities	6,738,609	7,940,062

Total liabilities	25,321,433	24,286,044

See Accompanying Notes

GBS Enterprises Incorporated
Interim Consolidated Balance Sheets
June 30, 2011 and March 31, 2011
(Unaudited)

	June 30, 2011	March 31, 2011
	$	$
Shareholders' equity
Capital Stock - Note 9
Authorized:
75,000,000 common shares and
25,000,000 preferred shares each with a
par value of $.001
Issued and outstanding
23,794,000 common shares
(22,544,000 shares at March 31, 2011)	23,794	22,544
Additional paid in capital	39,912,411	33,894,661
Deficit	(1,989,851)	(174,959)
Other comprehensive income	800,929	(13,639)
Total shareholders' equity	38,747,283	33,728,607

Noncontrolling interest in subsidiaries	18,679,006	18,851,277

Total equity and liabilities	82,747,722	76,865,928

See Accompanying Notes

GBS Enterprises Incorporated
Interim Consolidated Statements of Operations
For the three months ended June 30, 2011 and June 30, 2010
(Unaudited)

	For the three months
	ended June 30
	2011	2010
	$	$
Net sales	5,676,430	7,053,238
Cost of goods sold	2,589,348	3,048,244
Gross profit	3,087,082	4,004,994

Operating expenses
Selling expenses	3,663,474	3,367,119
Administrative expenses	1,499,856	1,004,334
General expenses	202,304	287,527
	5,365,634	4,658,980

Operating income	(2,278,552)	(653,986)

Other Income (expense)
Other Income (expense)	(658,569)	1,286,461
Interest income	11,381	7,458
Interest expense	(98,301)	(94,155)
	(745,489)	1,199,764

Income (loss) before income taxes	(3,024,041)	545,778

Income tax (income) expense	(1,036,877)	93,475

Net income (loss)	(1,987,164)	452,303

Net income (loss) attributable to non controlling interest	(172,271)	(10,726)

Net income (loss) attibutable to shareholders	(1,814,893)	463,029

Other comprehensive income (loss)	(21,891)	(7,571)

Net income (loss) and comprehesive income (loss) attributed to shareholders	(1,836,784)	455,458

Basic and diluted income (loss) per share	(0.077)	0.021

Weighted average number of shares outstanding	23,626,418	22,544,000

See Accompanying Notes

GBS Enterprises Incorporated
Interim Consolidated Statements of Cash Flows
For the three months ended June 30, 2011 and June 30, 2010
(Unaudited)

	For the three months
	ended June 30
	2011	2010
	$	$
Cash flow from operating activties
Net loss / net income	(1,814,893)	463,029
Adjustments
Deferred income taxes	(1,051,345)	351,069
Depreciation and amortization	1,030,391	904,269
Minority interest losses	(172,271)	444,836
Changes in operating assets and liabilities
Accounts receivable and other assets	1,705,817	1,365,167
Retirement benefit obligation	(4,915)	84,468
Inventories		659
Accounts payable and other liabilities	2,270,840	(1,240,803)
Net cash provided by operating activities	1,963,624	2,372,694

Cash flow from investing activties
Purchase of intangible assets	(847,721)	(1,347,222)
Purchase of property, plant and equipment	(64,164)	(27,344)
Purchase of subsidiaries	(600,000)	-
Currancy differences	(623,443)	(292,199)
Purchase of financial assets	(1,246,776)	133,526
Net cash used in investing activities	(3,382,104)	(1,533,239)

Cash flow from financing activties
Net borrowings - banks	(780,277)	(751,615)
other borrowings	(340,735)	(113,491)
Net cash used in financing activities	(1,121,012)	(865,106)

Effect of exchange rate changes on cash	814,568	138,052

Net increase in cash	(1,724,924)	112,401
Cash and cash equivalents - Beginning of the period	8,530,864	1,744,965

Cash and cash equivalents - End of period	6,805,940	1,857,366

Supplemental information
Taxes paid	14,468	7,273

Interest paid	702	7,998

See Accompanying Notes

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited March 31, 2011 financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2011 financial statements.

Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March31, 2012.

NOTE 2 - OPERATIONS AND RESTRUCTURING

GBS Enterprises Incorporated, a Nevada corporation (sometimes referred to in these statements as the “Company,” “GBSX,” “we,” “us,” “our” or similar terms), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s core business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of business solutions worldwide.  GROUP caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides Cloud Computing technology, IBM Lotus Notes/Domino Application Transformation technology, Email Management software, Lotus Software Services, Customer Relationship Management software and Risk & Compliance Management solutions. Headquartered in Eisenach, Germany, GROUP has offices throughout Europe and North America.

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 - OPERATIONS AND RESTRUCTURING – (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

There have been no changes in accounting policies form those disclosed in the notes to the audited financial statements for March 31, 2011.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at June 30, 2011, the Company did not have any cash equivalents ($nil – 2010).

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Fair Value Measurements

The Company follows FASB Codification topic 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Stock Based Compensation

The Company adopted the fair value recognition provisions of FASB Codification topic 740 Stock Compensation” under which the Company records stock-based compensation expense for warrants and stock options granted to employees, directors and officers using the fair value method. Under this method, stock-based compensation is recorded over the vesting period of the warrant and option based on the fair value of the warrant and option as the grant date. The fair value of each warrant and option granted is estimated using the Black-Scholes option pricing model that takes into account on the grant date, the exercise price, expected life of the warrant and/or option, the price of the underlying security, the expected volatility, expected dividends on the underlying security, and the risk-free interest rate. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock based compensation is recorded with a corresponding increase to additional paid-in capital. Consideration received on the exercise of warrants and options, together with the amount previously credited to additional-paid in capital, is recognized as an increase in common stock.

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company has exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP. Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP becomes the accounting acquirer and is deemed to have retroactively adopted the capital structure of the Corporation.  Accordingly, the accompanying consolidated interim financial statements reflect the historical consolidated financial statements of GROUP for all periods presented prior to the merger of January 6, 2011.   Only transactions and balances subsequent to that date are included in these interim financial statements.  Common stock and additional paid in capital are the only exceptions, as their structure immediately after the merger were accounted for as being the initial balances at inception.

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

NOTE 4 – EQUITY INVESTMENTS IN RELATED PARTIES

Effective April 1, 2011, the Company entered into an agreement to acquire 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock.  The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the agreement.  The total value of the investment was recorded as $5,250,000.

Effective June1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a State of Florida corporation.  As consideration the Company paid $250,000 and issued 250,000.  The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the agreement.  The total value of the investment was recorded as $1,335,000.

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 4 – EQUITY INVESTMENTS IN RELATED PARTIES – (continued)

The Company has accounted for these two transactions in accordance with Regulation S-X Rule 11-02, and has not yet allocated the purchase prices to the assets and liabilities acquired.  Nor has any operations from these subsidiaries been recorded in the accounts as of June 30, 2011.

NOTE 5 – PROPERTY PLANT AND EQUIPMENT

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

	June 30, 2011			March 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Equipment	5,114,071	4,766,594	347,477	4,857,380	4,558,883	298,497

NOTE 6 – GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE in kUSD	Goodwill Q1 in kUSD
global words AG	01/10/02	5,095.3	5,095.3
GROUP Technologies AG	01/09/05	4,479.7	4,479.7
GROUP Business Software Inc.	31/12/05	2,177.5	2,177.5
GROUP LIVE N.V.	31/12/05	1,324.2	1,324.2
zurückbehaltener GoF CRM	31/12/05	3,108.4	3,108.4
GROUP Business Software Ltd	31/12/05	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/05	443.6	443.6
GAP AG für GSM Applikationen und Produkte	31/12/05	1,913.9	1,913.9
Relavis Corporation	01/08/07	7,288.3	7,288.3
Permessa	22/09/10	2,387.4	2,387.4
GROUP Business Software AG	06/01/11	8,705.5	8,705.5
		39,689.0	39,689.0

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 7 – SOFTWARE

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

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company had the following transactions with related parties for the three months ending June 30, 2011 and June 30, 2010:

	2011	2010
	$	$

Expenses paid to related parties:
Wages	34,615	34,615
Rent	15,098	14,722
Consulting fees	273,171	88,871
Interest	5,000	-
Stock Base Compensation	34,000	-

The transactions between the Company and the parties were consummated at the price agreed upon between the parties.

NOTE 9 - CAPITAL STOCK

On March 20, 2007 the Company issued 8,900,000 shares in aggregate for $75,462 of debt.

On May 4, 2007, the Company completed a private placement, issuing 2,500,000 shares for $67,757 in cash.

On June 30, 2008, the Company completed a private placement, issuing 834,670 shares for $25,040 in cash.

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 9 - CAPITAL STOCK – (continued)

On April 26, 2010, the Company issued 2,265,240 shares in aggregate for goodwill, inventory, licenses, customer lists and computer software valued at $165,000.

On November 5, 2010, the Company purchased 3,043,985 shares from an existing shareholder for $300,000.  Thereupon it exchanged those shares for 7,115,500 common shares of GROUP Business Software AG, a German Company, the fair value of which was determined to be $3,898,000.

On January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP in exchange for 2,361,426 shares of common stock of the Company.  The fair value was determined to be $2,796,000.  This brought the total ownership of the issued and outstanding shares of GROUP owned by the Company to be 50.1%

The acquisition of GROUP was accounted for as a reverse acquisition whereby GROUP is treated as the accounting acquirer and the Company is treated as the accounting acquiree.  As the transaction is accounted for as a recapitalization applied retroactively, the balance of 16,500,000 issued and outstanding at that time has been recorded as outstanding since inception.

On March 31, 2011, the Company completed a private placement offering whereby it raised $7,555,000 gross proceeds through the sale of 6,044,000 units at $1.25 per unit.  Each unit represents one share of common stock and one warrant.  The warrant allows the holder to purchase one share of common stock of the Company from the date of the grant until the third anniversary of the date of the grant for a purchase price of $1.50 per share.

On April 1, 2011, the Company issued 1,000,000 shares as partial payment for 100% of the issued and outstanding shares of Pavone AG.  The fair value of the shares issued was determined to be $4,900,000.

On June 1, 2011, the Company issued 250,000 shares as partial payment for 100% of the issued and outstanding shares of GroupWare, Inc.  The fair value of the shares issued was determined to be $1,085,000.

NOTE 10 – STOCK BASED COMPENSATION

Effective April 1,2011, a warrant to purchase shares was granted to an officer of the Company.  The warrant allowed the grantee to purchase 100,000 common shares of the Company at $1.50.  The warrant may be exercised any time before the third anniversary of the grant.  This was the only compensation granted in either of the three month periods ending June 30, 2011 or June 30, 2010.

Compensation was recorded at the fair value of the warrant as at the grant date based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	1.19%
Expected life	3 years
Expected volatility	77.1%

Under the fair value method of accounting for stock options (warrants) the Company has recorded compensation expense for the quarter ending June 30, 2011 of $34,000 ($nil – 2010).  This amount has been credited to additional paid in capital.

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 11- WARRANTS

The Company has issued warrants to outside consultants in payments for services provided as detailed in the following schedule. The warrants are issued as “cashless” warrants and all have a three-year term with the exception of the warrant issued on October 10, 2010, which has a 30 month term. The warrants have been valued using a Black-Scholes option pricing model with appropriate volatility, equity value and interest rate inputs as noted below. The valuation of the warrants is for disclosure purposes only as the charge is related to the cost of issuing the shares and there is no impact to the financial statements.

Common Stock Warrants Issued to Outside Consultants	Common Shares	Exercise Price	Valuation Date	Fair Value per Warrant Share	Warrants' Fair Value

Issued on October 1, 2010	2,000,000	$4.00	10/1/2010	$-	$-
Issued on March 14, 2011	707,280	$1.50	3/14/2011	$0.34	$240,475
Issued on March 24, 2011	15,000	$1.50	3/24/2011	$0.34	$5,100
Total Warrant Value					$245,575

The fair value of the warrant as at the grant date of October 1, 2010 was based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	0.74%
Expected life	2.5 years
Expected volatility	65.0%

The fair value of the warrant as at the grant date of March 14, and March 24, 2011 were based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	1.07 – 1.19%
Expected life	3 years
Expected volatility	77.2%

As at June 30, 2011, the number of shares the warrants outstanding could purchase if exercised was as follows:

		Weighted
	Common	Average
Warrants	Shares	Price/sh
Outstanding, beginning of period	8,766,280	$2.07
Issued	100,000	$1.50
Expired	-	$-
Outstanding, end of period	8,866,280	$2.06

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Summary

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS”), is a software and services company specializing in Cloud Automation and business software application modernization and transformation. Through its 50.1% subsidiary, GROUP Business Software AG, a German corporation (“GROUP”), the Company is the world’s largest supplier of applications for IBM’s Lotus Notes and Domino markets.  GROUP also markets its Cloud Automation Platform (“CAP”) (branded under the name “GROUP Live”) and Domino Application Transfer technology (“DAT”) (branded under the name “Transformer”), which automatically transforms applications from client-only to modern web 2.0 styled browser and mobile accessible applications, ready to be deployed in the cloud.  The Company,  through its global subsidiaries, serves  over five million active users with over 3,500 customers in 38 countries, the bulk of which are large and mid-sized firms that include Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  The Company and its subsidiaries have offices throughout Europe, Asia and North America. Joerg Ott, our CEO and Chairman, is also the CEO of GROUP.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the ticker symbol, “GBSX.”

Products and Services

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

Communication and Business Application Software & Solutions Division	Cloud Computing Division	Application Modernization and Transformation Division	Consulting Services Division

E-mail and Instant Messaging (IM) Management, Security, Compliance, Archiving and Productivity, CRM Applications, Governance, Risk & Compliance (GRC) Management software, Workflow and Business Process Management software, and
e-Banking solutions
	Platform-as- Service (PaaS) Cloud Automation (IaaS technology) and Cloud-enablement services	Application modernization and transformation (Transformer technology), Application Cloud enablement and deployment, Migration Services

Lotus Domino Consulting and, Strategy, Managed Services, Outsourcing, Administration,, Assessments and Implementations, Performance Improvements, Custom Application Development , Governance and Security,  , Technical Support, and Training

Revenue Model

GBS receives four types of revenues for its products and services, including Licensing, Service, Maintenance, and Subscription.  Licensing revenue is derived from the licensing of applications for Lotus Notes and Domino, which will now include IBM’s marketing of the CAP and DAT products.  Service revenue is obtained from a wide range of consulting services provided by the GROUP Experts division.

Strategy and Focus Areas

The Company is focused on developing a portfolio of Cloud Computing software technologies and Application Services to address the needs of Independent Service Providers (ISV’s), Data Center providers, as well as commercial and government organizations. GBSX is pursuing an aggressive growth strategy based upon highly targeted mergers and acquisitions so as to build its portfolio of technologies, applications, and services.

In addition to the significant growth potential anticipated through its multiple partnerships with IBM, GBS also has the potential for dramatic growth from large strategic partnerships such as with major Cloud platform/OEM players, data centers, ISV’s as well as a variety of large enterprise class and medium sized end users who are interested in having their own private clouds. GBS also intends to pursue highly attractive opportunities with a wide variety of other Cloud vendors including Computer Associates, Dell, HP, Accenture, and Amazon, as well as with specialized distributors and system integrators.

Company History

GBS Enterprises Incorporated, a Nevada corporation (sometimes referred to in this prospectus as the “Company,” “GB.” “GBSX,” “we,” “our,” “us” or similar terms), conducts its business through its global subsidiaries, primarily through its 50.1% subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.

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

In November 2010, the Company acquired 28.2% of GROUP through a series of share exchange agreements with several major shareholders of GROUP, including Mr. Joerg Ott (our Chairman, President and Chief Executive Officer), other private investors in GROUP and LVM Landwirtschaftlicher Versicherungsverein Muenster AG.  In January 2011, the Company acquired an additional 21.9% of GROUP through a series of share exchange agreements with other GROUP shareholders, for a total controlling interest of 50.1%.

On April 1, 2011, the Company acquired 100% of the issued and outstanding shares of capital stock of Pavone, AG, a German corporation (“Pavone”), from the stockholders of Pavone in consideration for one million shares of Common Stock of the Company and an aggregate of $350,000. Pavone is a leader in business process management and optimization technologies. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. This acquisition of Pavone complements GBS's majority ownership in GROUP and further strengthens their leading industry position on the IBM Lotus Platforms and expands their cloud computing technology offerings beyond the IBM Lotus market. Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide. Some of their customers include Deutsche Bundes Bank, BMW, Linde AG, Philips, British Sugar and Mahle Industries.

On June 1, 2011, the Company acquired GroupWare, Inc., a Florida corporation pursuant to an Acquisition Agreement, dated June 1, 2011 (the “Agreement”), by and among the Company, GroupWare and the holder of 100% of the issued and outstanding shares of Common Stock of GroupWare (the “Selling Stockholder”) in consideration for 250,000 shares of Common Stock of the Company and $250,000. Upon the consummation of the acquisition, the management and board of GroupWare resigned and Joerg Ott, the Company’s Chief Executive Officer and sole director, was appointed as the Chief Executive Officer and sole director of GroupWare. GroupWare is based in Lubeck, Germany with offices in St. Petersburg, Florida. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management. This acquisition strengthens the GBS Transformer offering, which helps bring IBM Lotus Notes client applications to the web, by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser. In addition, GroupWare provides a solution for applications that are ready to be retired. With the ePDF Server, GBS customers can convert the entire contents of IBM Lotus Notes and Domino applications to a permanent and secure archive in PDF or PDF/A format, while preserving their ability to be full-text searched and ensuring that the critical application data is accessible in the future, when needed. GBS will deliver the application archiving capabilities via its GroupLive cloud, making it possible for customers and partners to take advantage of elastic cloud computing resources to rapidly process the application contents without the need to dedicate hardware on-site for temporary or intermittent processing jobs.

On July 25, 2011, the Company acquired 100% of the issued and outstanding capital stock of IDC Global, Inc., a Delaware corporation (“IDC”), in consideration for 880,000 shares of Common Stock of the Company and $750,000.  IDC is a privately held company that provides nationwide network and data center services.  IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC has data centers in Chicago, New York and London and other key cities.  IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.  The acquisition of IDC provides the Company with the infrastructure needed to provide a comprehensive end-to-end solution for all customers regardless of their platforms.  It proves especially beneficial to IBM Lotus Domino and Notes customers who finally have the same options as other platforms.

Industry Trends

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

Results of Operations

Assets

Total Assets increased from $76,865,928 at March 31, 2011 to $82,747,722 at June 30, 2011.  Total Assets consist of Total Current Assets and Total Non-Current Assets.

At June 30, 2011, our Total Current Assets were $14,203,613, compared to $17,634,352 at March 31, 2011. Our cash and cash equivalents decreased from $8,530,864 at March 31, 2011 to $6,805,940 at June 30, 2011.  The decrease was primarily due to the Company’s acquisition of two companies during the quarter and on-going working capital needs to finance current operations.  Accounts Receivable decreased from $5,698,320 at March 31, 2011 to $4,896,092 at June 30, 2011.  This decrease was primarily due to a decrease in sales activity.   Prepaid Expenses increased from $1,423,281 at March 31, 2011 to $1,647,095 at June 30, 2011 based on the purchase of additional material.  Other receivables consisted of a receivable for anticipated compensation for damage, security deposits, tax refund claims and decreased from $1,981,887 at March 31, 2011 to $854,486 at June 30, 2011.  The decrease was primarily due to receipt of damage compensation and tax refund claims.  Equity investments in related parties increased from -0- at March 31, 2011 to $6,585,000at June 30, 2011. See Note 4 to the Financial Statements for explanation.

At June 30, 2011, our Total Non-Current Assets were $68,544,109, compared to $59,231,576 at March 31, 2011.  Our Financial Assets increased from $1,369,454 at March 31, 2011 to $2,687,035 at June 30, 2011 and consist of the value of the 50% interest in an associated company and the amount still outstanding against the purchaser of GEDYS IntraWare GmbH due for monthly repayments. Our Deferred Tax Assets increased from $1,136,135 at March 31, 2011 to $2,107,040 at June 30, 2011 and consisted of Deferred Tax Assets derived from increases in Financial Assets. There were no changes in Goodwill during the period. Software increased from $16,514,894 at March 31, 2011 to $16,900,047 at June 30, 2011 and consists of an increase in capitalized development cost, product rights and licenses.  Other Assets increased from $223,630 at March 31, 2011 to $228,544 at June 30, 2011 and consisted of the reinsurance relating to pension obligations.

Liabilities

Total Liabilities increased from $24,286,044 at March 31, 2011 to $25,321,433 at June 30, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2011, our Total Current Liabilities were $16,345,982, compared to $18,582,824 at June 30, 2011.  Notes Payable increased from $1,440,295 at March 31, 2011 to $1,516,383 at June 30, 2011 and primarily consists of the external capital components of the convertible bond issue. Liabilities to Bank decreased from $50,324 at March 31, 2011 to $42,493 at June 30, 2011 and consisted of a line of credit.  Accounts Payable and Accrued Liabilities decreased from $4,972,832 at March 31, 2011 to $3,759,994 at June 30, 2011 and consists of Trade payables, Tax accruals and other accruals.  Other Liabilities decreased from $3,674,073 at March 31, 2011to $3,590,450 at June 30, 2011 and consists of the liabilities relating to the purchase of assets, tax liabilities, other miscellaneous loans.  Deferred Income increased from $6,208,458 at March 31, 2011 to $9,673,504 at June 30, 2011 and consists mainly of maintenance income collected in advance of the contractual maintenance period.

At June 30, 2011, our Total Non-Current Liabilities were $6,738,609, compared to $7,940,062 at March 31, 2011.  Liabilities to Banks decreased from $780,277 at March 31, 2011 to $-0- at June 30, 2011 and consisted of a reduction of long-term liabilities vis-à-vis Baden-Württembergische Bank.  Deferred Tax Liabilities decreased from $878,450 at March 31, 2011 to $798,009 at June 30, 2011 and consists of the Deferred Tax Liabilities from the capitalization of software expenses.  The decrease was primarily due to depreciation of Assets.  Retirement Benefit Obligation increased from $153,962 at March 31, 2011 to $162,095 at June 30, 2011, and consisted of  additional accrued retirement benefit obligations.  Other Liabilities decreased from $6,127,373 at March 31, 2011 to $5,778,505 at June 30, 2011 and consisted of a reduction of liabilities related to the purchase of assets in a prior period.

Fiscal Quarter Ended June 30, 2011 Compared to the Fiscal Quarter Ended June 30, 2010

Revenues

For the fiscal quarter ended June 30, 2011, our Net Sales decreased to $5,676,430 from $7,053,238 for the fiscal quarter ended June 30, 2010.  The Company generates nets sales by Licenses, Maintenance, Services, Third-Party Products and Others.  The decrease from 2010 to 2011 was primarily due to the sale of the subsidiary Gedys IntraWare GmbH.

Cost of Goods Sold

For the fiscal quarter ended June 30, 2011, our Cost of Goods Sold decreased to $2,589,348 from $3,048,244 for the fiscal quarter ended June 30, 2010.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.   The decrease from 2010 to 2011 was primarily due to the sale of the subsidiary Gedys IntraWare GmbH.

Operating Expenses

For the fiscal quarter ended June 30, 2011, our Operating Expenses increased to $5,365,634 from $4,658,980 for the fiscal quarter ended June 30, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.  For the fiscal quarter ended June 30, 2011, our Selling Expenses increased to $3,663,474 from $3,367,119 for the fiscal quarter ended June 30, 2010.  Selling Expenses consist of cost for the Sales, Marketing and Service units.  The reason for the increase from 2010 to 2011 was primarily due to an increase in sales personnel and related selling costs such as travel expenses.    For the fiscal quarter ended June 30, 2011, our Administrative Expenses increased to $1,499,856 from $1,004,334 for the fiscal quarter ended June 30, 2010.  The reason for the increase from 2010 to 2011 was primarily due to an increase in legal expense, consultant expense, investor relations expense and associated travel costs.  For the fiscal quarter ended June 30, 2011, our General Expenses decreased to $202,304from $287,527 for the fiscal quarter ended June 30, 2010.  The reason for the decrease from 2010 to 2011 was primarily due to a decrease in professional fees, cost of money transactions and currency conversion.

Liquidity & Capital Resources

At June 30, 2011, we had $6,805,940 in cash and cash equivalents, compared to $8,530,864 at March 30, 2011.  The decrease in Cash and Cash Equivalents between March 31, 2011 and June 30, 2011 is primarily due to cash payments relating to two acquisitions as explained in Note 4 to the Financial Statements as well as additional working capital needs during the period.

Management believes that the Company’s cash at June 30, 2011 will be sufficient to meet the Company’s working capital requirements for the next 12 month period. Management believes that as a result of the assets purchased to date, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

Cash Flows

	Fiscal Quarter Ended
	June 30,
	2011	2010
Cash provided by operating activities	$1,963,624	$2,372,694
Net cash provided by (used in) Investing Activities	$(3,382,104)	$(1,533,239)
Net cash provided by (used in) Financing Activities	$(1,121,012)	$(865,106)
Effect of exchange rate changes on cash	$814,568	$138,052
Net increase (decrease) in cash and cash equivalents during the period	$(1,724,924)	$112,401
Cash and cash equivalents, beginning of period	$8,530,864	$1,744,965
Cash and cash equivalents, end of period	$6,805,940	$1,857,366

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

Other Provisions

According to FASB ASC 450 Contingencies, provisions are made whenever there is a current obligation to third parties resulting from a past event which is likely in the future to lead to an outflow of resources and of which the amount can be reliably estimated. Provisions not already resulting in an outflow of resources in the following year are recognized at their discounted settlement amount on the financial statement date. The discount taken is based on market interest rates. The settlement amount also includes the expected cost increases. Provisions are not set off against contribution claims. If the amended estimate leads to a reduction of the obligatory amount, the provision is proportionally reversed and the earnings are recognized in other operating earnings.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal quarters beginning after December 15, 2010 (the Company’s fiscal quarter 2012); early adoption is permitted.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

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

It should also be noted that the Company and GROUP have different year-end reporting dates. The Company’s fiscal quarter-end reporting date is March 31 and GROUP”s calendar year-end reporting date is December 31. The consolidation of these entities for financial reporting purposes has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 11-02.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pavone AG Acquisition

On April 1, 2011, the Company acquired 100% of the issued and outstanding shares of capital stock of Pavone, AG, a German corporation (“Pavone”), from the stockholders of Pavone in consideration for 1,000,000 shares of Common Stock of the Company and an aggregate of $350,000.

The Company issued the foregoing shares of the Company’s Common Stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded the Company under Section 4(2) of Regulation D promulgated under the Securities Act due to the fact that the issuances were isolated and did not involve a public offering of securities.

GroupWare AG Acquisition

As previously reported by the Company on a Form 8-K filed by the Company with the Securities and Exchange Commission on June 9, 2011, the Company acquired GroupWare AG, a Florida corporation (“GroupWare”) pursuant to an Acquisition Agreement, dated June 1, 2011 (the “GroupWare Agreement”), by and among the Company, GroupWare and the holder of 100% of the issued and outstanding shares of common stock of GroupWare (the “GroupWare Stockholder”).

In consideration for one hundred percent (100%) of the outstanding shares of GroupWare, the Company issued to the GroupWare Stockholder an aggregate of 250,000 shares of restricted common stock of the Company and paid the GroupWare Stockholder a sum of $250,000.

The Company issued the foregoing shares of the Company’s Common Stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded the Company under Section 4(2) of Regulation D promulgated under the Securities Act due to the fact that the issuances were isolated and did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Subsequent Event

IDC Global, Inc. Acquisition

As previously reported by the Company on a Form 8-K filed with the Commission on July 28, 2011, on July 25, 2011, GBS Enterprises Incorporated, a Nevada corporation (the “Company”), consummated its acquisition of IDC Global, Inc., a Delaware corporation (“IDC”), pursuant to an Acquisition Agreement, dated July 15, 2011 (the “Agreement”), by and among the Company, IDC, the shareholders of IDC (the “IDC Shareholders”) represented by a Shareholder Representative, and the management shareholders of the Company (the “Management Shareholders”) represented by a Management Shareholder Representative.

Pursuant to the Agreement, the Company purchased 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) from the IDC Shareholders in consideration for (i) an aggregate of 800,000 restricted shares of common stock of the Company (the “GBS Common Stock”) and (ii) $750,000.   The Company also agreed to issue an aggregate of 80,000 restricted shares of GBS Common Stock to the Management Shareholders and to pay signing bonuses to certain IDC personnel, totaling $35,000.  The
Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction.

IDC is a privately held company that provides nationwide network and data center services.  IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC has data centers in Chicago, New York and London and other key cities.  IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.  The acquisition of IDC provides the Company with the infrastructure needed to provide a comprehensive end-to-end solution for all customers regardless of their platforms.  It proves especially beneficial to IBM Lotus Domino and Notes customers who finally have the same options as other platforms

The Company issued the foregoing shares of GBS Common Stock pursuant to the exemption from the registration requirements of the Securities Act, afforded the Company under Section 4(2) of Regulation D promulgated under the Securities Act due to the fact that the issuances were isolated and did not involve a public offering of securities.

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

GBS ENTERPRISES INCORPORATED

Date: August 19, 2011	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2011	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)