Form 10-Q/A
period 2011-06-30
GBS Enterprises Inc
filed 2011-09-14
CIK 1413754

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes ☐ No ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 14, 2011, there were 23,793,790 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPANATORY NOTE

On August 19, 2011, the Registrant filed its Form 10-Q for the fiscal quarter ended June 30, 2011 with the Securities and Exchange Commission.

This amendment reflects a change to the Registrant’s Balance Sheet wherein the Company added a line item under Current Liabilities, “Due to Related Parties,” and reduced “Other Liabilities” by such amounts.  Also, this amendment corrects the issued and outstanding capital by 210 shares, representing rounding on shares issues.  This results in a reduction in equity in investments in related parties and a corresponding reduction in additional paid in capital.

These two adjustments required a change in the notes related to those accounts.  Note 4 – Equity Investments in Related Parties, Note 8 – Related Party Transactions and Balances and Note 9 – Capital Stock were all adjusted to describe those changes.

This Form 10-Q/A includes the Registrant’s amended unaudited financial statements for the fiscal quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”) as Exhibits 101.  This Form 10-Q/A also includes updated Exhibits 31 and 32 to cover this Form 10-Q/A.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2011

(Unaudited)

GBS Enterprises Incorporated
Interim Consolidated Balance Sheets
June 30, 2011 and March 31, 2011
(Unaudited)

	June 30, 2011	March 31, 2011
	$	$

Assets
Current Assets
Cash and cash equivalents	6,805,940	8,530,864
Accounts receivable	4,896,092	5,698,320
Prepaid expenses	1,647,095	1,423,281
Other receivables	854,486	1,981,887
Total current assets	14,203,613	17,634,352

Equity investments in related parties - Note 4	6,583,971	-
Property, plant and equipment - Note 5	347,477	298,497
Financial assets	2,687,035	1,369,454
Deferred tax assets	2,107,040	1,136,135
Goodwill - Note 6	39,688,966	39,688,966
Software - Note 7	16,900,047	16,514,894
Other assets	228,544	223,630
Total non-current assets	68,543,080	59,231,576

Total assets	82,746,693	76,865,928

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,516,383	1,440,295
Liabilities to banks	42,493	50,324
Accounts payable and accrued liabilities	3,759,994	4,972,832
Other liabilities	2,901,918	2,846,417
Due to related parties – Note 8	688,532	827,656
Deferred income	9,673,504	6,208,458
Total current liabilities	18,582,824	16,345,982

Liabilities to banks	-	780,277
Deferred tax liabilities	798,009	878,450
Retirement benefit obligation	162,095	153,962
Other liabilities	5,778,505	6,127,373
Total non-current liabilities	6,738,609	7,940,062

Total liabilities	25,321,433	24,286,044

See Accompanying Notes

GBS Enterprises Incorporated
Interim Consolidated Balance Sheets
June 30, 2011 and March 31, 2011
(Unaudited)

	June 30, 2011	March 31, 2011
	$	$
Shareholders' equity
Capital Stock - Note 9
Authorized:
75,000,000 common shares and
25,000,000 preferred shares each with a
par value of $.001
Issued and outstanding
23,793,790 common shares
(22,544,000 shares at March 31, 2011)	23,794	22,544
Additional paid in capital	39,911,382	33,894,661
Deficit	(1,989,851)	(174,959)
Other comprehensive income	800,929	(13,639)
Total shareholders' equity	38,746,254	33,728,607

Noncontrolling interest in subsidiaries	18,679,006	18,851,277

Total equity and liabilities	82,746,693	76,865,928

See Accompanying Notes

GBS Enterprises Incorporated
Interim Consolidated Statements of Operations
For the three months ended June 30, 2011 and June 30, 2010
(Unaudited)

	For the three months
	ended June 30
	2011	2010
	$	$
Net sales	5,676,430	7,053,238
Cost of goods sold	2,589,348	3,048,244
Gross profit	3,087,082	4,004,994

Operating expenses
Selling expenses	3,663,474	3,367,119
Administrative expenses	1,499,856	1,004,334
General expenses	202,304	287,527
	5,365,634	4,658,980

Operating income	(2,278,552)	(653,986)

Other Income (expense)
Other Income (expense)	(658,569)	1,286,461
Interest income	11,381	7,458
Interest expense	(98,301)	(94,155)
	(745,489)	1,199,764

Income (loss) before income taxes	(3,024,041)	545,778

Income tax (income) expense	(1,036,877)	93,475

Net income (loss)	(1,987,164)	452,303

Net income (loss) attributable to non controlling interest	(172,271)	(10,726)

Net income (loss) attributable to shareholders	(1,814,893)	463,029

Other comprehensive income (loss)	(21,891)	(7,571)

Net income (loss) and comprehensive income (loss) attributed to shareholders	(1,836,784)	455,458

Basic and diluted income (loss) per share	(0.077)	0.021

Weighted average number of shares outstanding	23,626,418	22,544,000

See Accompanying Notes

GBS Enterprises Incorporated
Interim Consolidated Statements of Cash Flows
For the three months ended June 30, 2011 and June 30, 2010
(Unaudited)

	For the three months
	ended June 30
	2011	2010
	$	$
Cash flow from operating activities
Net loss / net income	(1,814,893)	463,029
Adjustments
Deferred income taxes	(1,051,345)	351,069
Depreciation and amortization	1,030,391	904,269
Minority interest losses	(172,271)	444,836
Changes in operating assets and liabilities
Accounts receivable and other assets	1,705,817	1,365,167
Retirement benefit obligation	(4,915)	84,468
Inventories		659
Accounts payable and other liabilities	2,270,840	(1,240,803)
Net cash provided by operating activities	1,963,624	2,372,694

Cash flow from investing activities
Purchase of intangible assets	(847,721)	(1,347,222)
Purchase of property, plant and equipment	(64,164)	(27,344)
Purchase of subsidiaries	(600,000)	-
Currency differences	(623,443)	(292,199)
Purchase of financial assets	(1,246,776)	133,526
Net cash used in investing activities	(3,382,104)	(1,533,239)

Cash flow from financing activities
Net borrowings - banks	(780,277)	(751,615)
other borrowings	(340,735)	(113,491)
Net cash used in financing activities	(1,121,012)	(865,106)

Effect of exchange rate changes on cash	814,568	138,052

Net increase in cash	(1,724,924)	112,401
Cash and cash equivalents - Beginning of the period	8,530,864	1,744,965

Cash and cash equivalents - End of period	6,805,940	1,857,366

Supplemental information
Taxes paid	14,468	7,273

Interest paid	702	7,998

Non cash transaction – 1,249,790 shares issued for equity investment in related parties	5,983,971	-

See Accompanying Notes

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2011 financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2011 financial statements.

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

NOTE 4 – EQUITY INVESTMENTS IN RELATED PARTIES

Effective April 1, 2011, the Company entered into an agreement to acquire 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock.  The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the agreement.  The total value of the investment was recorded as $5,248,971 as only 999,790 shares were issued, the difference being rounding.

Effective June 1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a State of Florida corporation.  As consideration the Company paid $250,000 and issued 250,000.  The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the agreement.  The total value of the investment was recorded as $1,335,000.

GBS Incorporated Inc.
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

NOTE 4 – EQUITY INVESTMENTS IN RELATED PARTIES – (continued)

In order to achieve a fair presentation, the Company has  not yet allocated the purchase prices to the assets and liabilities acquired nor have any operations from these subsidiaries been recorded in the accounts as of June 30, 2011.  Management plans to consolidate these companies into its accounts once it has completed an analysis of the fair value of the assets and liabilities acquired.

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

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES
	June 30	March 31
	2011	2011
	$	$
Due to a director and shareholder, unsecured demand note payable
bearing interest at 5%, due March 1, 2011	5,012	114,750
Due to Lotus Holdings Ltd., a shareholder, demand notes payable, bearing interest at 5%, due October 31, 2011
- secured by shares in GROUP Business Software AG	562,238	600,000
- secured by OUTPUT software	105,000	105,000
Accrued interest on loans	16,282	7,906
	688,532	827,656

The Company had the following transactions with related parties for the three months ending June 30, 2011 and June 30, 2010:

	2011	2010
	$	$
Expenses paid to related parties:
Wages	34,615	34,615
Rent	15,098	14,722
Consulting fees	273,171	88,871
Interest	5,000	-
Stock Base Compensation	34,000	-

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

On April 1, 2011, the Company issued 999,790 shares as partial payment for 100% of the issued and outstanding shares of Pavone AG.  The fair value of the shares issued was determined to be $4,898,971.

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

Results of Operations

Assets

Total Assets increased from $76,865,928 at March 31, 2011 to $82,746,693 at June 30, 2011.  Total Assets consist of Total Current Assets and Total Non-Current Assets.

At June 30, 2011, our Total Current Assets were $14,203,613, compared to $17,634,352 at March 31, 2011. Our cash and cash equivalents decreased from $8,530,864 at March 31, 2011 to $6,805,940 at June 30, 2011.  The decrease was primarily due to the Company’s acquisition of two companies during the quarter and on-going working capital needs to finance current operations.  Accounts Receivable decreased from $5,698,320 at March 31, 2011 to $4,896,092 at June 30, 2011.  This decrease was primarily due to a decrease in sales activity.   Prepaid Expenses increased from $1,423,281 at March 31, 2011 to $1,647,095 at June 30, 2011 based on the purchase of additional material.  Other receivables consisted of a receivable for anticipated compensation for damage, security deposits, tax refund claims and decreased from $1,981,887 at March 31, 2011 to $854,486 at June 30, 2011.  The decrease was primarily due to receipt of damage compensation and tax refund claims.  Equity investments in related parties increased from -0- at March 31, 2011 to $6,543,971at June 30, 2011. See Note 4 to the Financial Statements for explanation.

At June 30, 2011, our Total Non-Current Assets were $68,543,080, compared to $59,231,576 at March 31, 2011.  Our Financial Assets increased from $1,369,454 at March 31, 2011 to $2,687,035 at June 30, 2011 and consist of the value of the 50% interest in an associated company and the amount still outstanding against the purchaser of GEDYS IntraWare GmbH due for monthly repayments. Our Deferred Tax Assets increased from $1,136,135 at March 31, 2011 to $2,107,040 at June 30, 2011 and consisted of Deferred Tax Assets derived from increases in Financial Assets. There were no changes in Goodwill during the period. Software increased from $16,514,894 at March 31, 2011 to $16,900,047 at June 30, 2011 and consists of an increase in capitalized development cost, product rights and licenses.  Other Assets increased from $223,630 at March 31, 2011 to $228,544 at June 30, 2011 and consisted of the reinsurance relating to pension obligations.

Liabilities

Total Liabilities increased from $24,286,044 at March 31, 2011 to $25,321,433 at June 30, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2011, our Total Current Liabilities were $16,345,982, compared to $18,582,824 at June 30, 2011.  Notes Payable increased from $1,440,295 at March 31, 2011 to $1,516,383 at June 30, 2011 and primarily consists of the external capital components of the convertible bond issue. Liabilities to Bank decreased from $50,324 at March 31, 2011 to $42,493 at June 30, 2011 and consisted of a line of credit.  Accounts Payable and Accrued Liabilities decreased from $4,972,832 at March 31, 2011 to $3,759,994 at June 30, 2011 and consists of Trade payables, Tax accruals and other accruals.  Other Liabilities decreased from $2,846,417 at March 31, 2011to $2,901,918 at June 30, 2011 and consists of the liabilities relating to the purchase of assets, tax liabilities, other miscellaneous loans.  Amounts due to related parties decreased from $827,656 at March 31, 2011 to $688,532 at June 30, 2011.  Deferred Income increased from $6,208,458 at March 31, 2011 to $9,673,504 at June 30, 2011 and consists mainly of maintenance income collected in advance of the contractual maintenance period.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  ineffective.

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

Item 6. Exhibits.

No.	Description

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: September 14, 2011	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2011	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)