Form 10-K/A
period 2011-03-31
GBS Enterprises Inc
filed 2011-11-07
CIK 1413754

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
 Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of November 4, 2011, there were 24,673,790   shares of common stock, $0.001 par value per share, of the Registrant issued and outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:

As previously reported by GBS Enterprises Incorporated, a Nevada corporation (the “Company”), on a Form 8-K (the “Form 8-K”) filed with the Securities and Exchange Commission (the “Commission”) on August 16, 2011, the Company was notified on August 8, 2011 by K.R. Margetson, Ltd., Chartered Accountant, the independent accountant of the Company (“KRM”) that KRM had been contacted by the Public Company Accounting Oversight Board (the “PCAOB”) on August 8, 2011 regarding the Company’s Consolidated Financial Statements for the fiscal years ended March 31, 2011 and 2010 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Commission on July 14, 2011 and amended on July 15, 2011 (the “Form 10-K”).

As disclosed in the Form 8-K, in its Audit Report included in the Form 10-K, KRM stated that it had relied on another auditor’s, Dr. Winfried Heide, audit of the Company’s 50.1% subsidiary, GROUP Software AG, a German public company (“GROUP”), insofar as KRM’s opinion related to GROUP. Dr. Heide’s Audit Reports for GROUP’s fiscal years ended December 2010 and 2009 were also filed with the Form 10-K, and as stated by Dr. Heide in such reports, Dr. Heide conducted his audits of GROUP in accordance with German GAAP. Notwithstanding, the PCAOB advised KRM that due to the fact that Dr. Heide was not registered with the PCAOB, KRM was not permitted to rely on Dr. Heide’s audits of GROUP under the PCAOB rules.

Due to the foregoing, the Company disclosed in the Form 8-K that the Company’s Board of Directors deemed it prudent to advise investors and potential investors that they should not rely on the financial statements included the Form 10-K. Dr. Heide is currently in the process of registering with the PCAOB.

Subsequent to the filing of the Form 8-K, KRM independently audited the financials statements of GROUP and the Company is filing this Amendment No. 2 to include such audited financial statements of GROUP and KRM’s revised audit report. The Company has also amended certain disclosure regarding its General Corporate History as well as disclosure contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 9A. Controls and Procedures.”

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

Effective December 30, 2010, the Company acquired approximately 28.2% of the issued and outstanding shares of common stock of GROUP Business Software AG, a Frankfurt-based German software company (“GROUP”). On January 6, 2011, the Company acquired an additional 21.9% of the issued and outstanding shares of GROUP. In total, the Company purchased an aggregate of 12,641,235 shares of common stock of GROUP from a total of nine GROUP stockholders in consideration for a total of 5,405,411 shares of common stock of the Company, resulting in the Company owning a controlling equity interest of approximately 50.1% in GROUP.

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

Effective December 30, 2010, the Company acquired approximately 28.2% of the issued and outstanding shares of common stock of GROUP Business Software AG, a Frankfurt-based German software company (“GROUP”), pursuant to Share Purchase Agreements between the Company and several of GROUP’s stockholders, including Mr. Joerg Ott (also the Company’s Chairman and Chief Executive Officer). Pursuant to the Share Purchase Agreements, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP in consideration for an aggregate of 3,049,489 shares of the Company’s common stock.

On January 6, 2011, the Company acquired an additional 5,525,735 shares of common stock of GROUP, representing approximately 21.9% of the issued and outstanding shares, from several additional GROUP stockholders in consideration for an aggregate of 2,355,922 shares of the Company’s common stock.

In total, the Company purchased an aggregate of 12,641,235 shares of common stock of GROUP from a total of nine GROUP stockholders in consideration for a total of 5,405,411 shares of common stock of the Company, resulting in the Company owning a controlling equity interest of approximately 50.1% in GROUP.

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

Fiscal Quarter	High	Low
2009
January 2nd through March 31st	$0.05	$0.03
April 1st through June 30th	$--	$--
July 1st through September 30th	$--	$--
October 1st through December 31st	$--	$--

2010
January 4th through March 31st	$0.01	$0.01
April 1st through June 30th	$0.075	$0.01
July 1st through September 30th	$0.10	$0.075
October 1st through December 31st	$1.70	$0.075

2011
January 3rd through March 31st	$4.95	$1.35

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
Effective December 30, 2010, the Company acquired approximately 28.2% of the issued and outstanding shares of common stock of GROUP Business Software AG, a Frankfurt-based German software company (“GROUP”), pursuant to Share Purchase Agreements between the Company and several of GROUP’s stockholders, including Mr. Joerg Ott (also the Company’s Chairman and Chief Executive Officer). Pursuant to the Share Purchase Agreements, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP in consideration for an aggregate of 3,049,489 shares of the Company’s common stock.

On January 6, 2011, the Company acquired an additional 5,525,735 shares of common stock of GROUP, representing approximately 21.9% of the issued and outstanding shares, from several additional GROUP stockholders in consideration for an aggregate of 2,355,922 shares of the Company’s common stock.

In total, the Company purchased an aggregate of 12,641,235 shares of common stock of GROUP from a total of nine GROUP stockholders in consideration for a total of 5,405,411 shares of common stock of the Company, resulting in the Company owning a controlling equity interest of approximately 50.1% in GROUP.  The Company conducts its primary business through GROUP.

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

Results of Operations

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Assets

Total Assets increased from $73,641,856 at March 31, 2010 to $76,865,929 at March 31, 2011.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

At March 31, 2011, our Total Current Assets were $17,875,353, compared to $18,949,425 at March 31, 2010. Our cash and cash equivalents increased from $1,744,965 at March 31, 2010 to $8,530,864 at March 31, 2011.  The increase was primarily due to the Company’s private placement offering consummated in March 2011. On March 11, 2011 and March 29, 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Accounts Receivable increased from $2,821,958 at March 31, 2010 to $5,698,321 at March 31, 2011.  This increase was primarily due to the fact of that two more business units are included in the basis of consolidation.   Inventories decreased from $114,172 at March 31, 2010 to $0 at March 31, 2011.  Deferred Tax Assets decreased from $12,284 at March 31, 2010 to $0 at March 31, 2011.  Prepaid Expenses decreased from $1,550,634 at March 31, 2010 to $1,423,281 at March 31, 2011 and consisted of a down payment toward a share of sales in a basic technology of $1,201,779. The decrease from 2010 to 2011 was primarily due to the expenditure of material.  Other receivables consisted of a receivable for anticipated compensation for damage, security deposits, tax refund claims and increased from $332,812 at March 31, 2010 to $2,222,887 at March 31, 2011.  The increase was primarily due to the compensation for damages of $1,901,522.  Assets Held for Sale consist of the outgoing assets associated with the sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY, and decreased from $12,372,600 at March 31, 2010 to $0 at March 31, 2011.  The decrease from 2010 to 2011 was due to the sale of the two companies on February 28, 2010.

At March 31, 2011, our Total Non-Current Assets were $58,990,576, compared to $54,692,431 at March 31, 2010.  Our Financial Assets increased from $99,273 at March 31, 2010 to $837,481 at March 31, 2011 and consists of the value of the 50% interest in an associated company and the amount still outstanding from the purchaser of GEDYS IntraWare GmbH due for monthly repayments. The increase from 2010 to 2011 was primarily due to the recording of  an obligation of $984,239 from the purchaser of GEDYS IntraWare GmbH. Our Deferred Tax Assets decreased $4,968,740 at March 31, 2010 to $1,136,135 at March 31, 2011 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.  The decrease from 2010 to 2011 was primarily due to losing the benefit of a tax carry forward because of change in ownership in GROUP Business Software AG. Goodwill increased from $35,767,273 at March 31, 2010 to $39,688,966 at March 31, 2011 and consisted of the Goodwill associated with eleven Business Units. The increase from 2010 to 2011 was primarily due to the purchase of Permessa Corp. on September 22, 2010 with Goodwill of $2,387,444.  Software increased from $13,028,818 at March 31, 2010 to $16,514,894 at March 31, 2011 and consist capitalized development cost, product rights and licenses.  The increase from 2010 to 2011 was primarily due to the purchase of assets of two Business Units. Other Assets increased from $175,900 at March 31, 2010 to $223,630 at March 31, 2011 and consisted of the reinsurance relating to pension obligations. The increase from 2010 to 2011 was primarily due to rising mortality estimates, based on actuarial assumptions.

Liabilities

Total Liabilities increased from $23,815,823 at March 31, 2010 to $24,285,794 at March 31, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2011, our Total Current Liabilities were $16,345,732, compared to $13,531,969 at March 31, 2010.  Notes Payable increased from $0 at March 31, 2010 to $1,440,295 at March 31, 2011 and consisted of the external capital components of a convertible bond issue. The increase was based on the reclassification from non-current to current because the term of the convertible bonds ends on December 31, 2011. Liabilities to Bank decreased from $83,793 at March 31, 2010 to $50,073 at March 31, 2011 and consisted of a line of credit.  The decrease from 2010 to 2011 was primarily due to a reduction from the bank liabilities.  Accounts Payable and Accrued Liabilities increased from $3,532,004 at March 31, 2010 to $4,996,748 at March 31, 2011 and consists of Trade payables, Tax accruals and other accruals.  The increase from 2010 to 2011 was primarily due to the fact that two more business units are included in the corporate consolidation.  Other Liabilities increased from $1,982,916 at March 31, 2010 to $2,820,002 at March 31, 2011 and consists of the liabilities from  the Purchase of assets, Tax liabilities, Loans and others.  The increase from 2010 to 2011 was primarily due to the Purchase of Assets from Lotus 911, Fastworks, Permessa and Salesplace.  Deferred Income increased from $5,919,527 at March 31, 2010 to $6,208,458 at March 31, 2011 and consists mainly of maintenance income collected in advance for the period after the end of the fiscal year. The increase from 2010 to 2011 was primarily due to the fact of two more business units are included in the corporate consolidation.  Liabilities Held for Sale decreased from $2,013,729 at March 31, 2010 to $0 at March 31, 2011 and consists of the outgoing assets associated with the sale of the two subsidiaries Gedys IntraWare GmbH and GROUP Business Software Holding OY.  The decrease from 2010 to 2011 was primarily due to sale of the two companies on February 28, 2010.  Due to related parties increased from $0 in 2010 to $830,156 in 2011 as explained in detail in Note 27 to the Consolidated Financial Statements.

At March 31, 2011, our Total Non-Current Liabilities were $7,940,062, compared to $10,283,853 at March 31, 2010.  Notes Payable decreased from $1,549,490 at March 31, 2010 to $0 at March 31, 2011.  The decrease from 2010 to 2011 was primarily due to the reclassification to current liabilities.  Liabilities to Banks decreased from $3,231,405 at March 31, 2010 to $780,277 at March 31, 2011 and consisted a long-term liabilities vis-à-vis Baden-Württembergische Bank.  The decrease from 2010 to 2011 was primarily due to a positive cash-flow based on the sales of the two subsidiaries Gedys IntraWare GmbH and GROUP Business Software Holding OY.  Deferred Tax Liabilities decreased from $926,357 at March 31, 2010 to $878,450 at March 31, 2011 and consists of the Deferred Tax Liabilities from of capitalization of software expenses and Allocation of Assets from a purchase price allocation.  The decrease from 2010 to 2011 was primarily due to depreciation of Assets.  Retirement Benefit Obligation increased from $150,276 at March 31, 2010 to $153,962 at March 31, 2011, and consisted of retirement benefit obligations.  Other Liabilities increased from $4,426,326 at March 31, 2010 to $6,127,373 at March 31, 2011 and consisted of  liabilities relating to the purchase of business assets.  This increase from 2010 to 2011 was primarily due to the purchase of assets from Lotus 911, Fastworks, Permessa and Salesplace.

Revenues

For the fiscal year ended March 31, 2011, our Net Sales decreased to $27,707,226 from $31,584,732 for the fiscal year ended March 31, 2010.  The Company generates nets sales by Licenses, Maintenance, Services, Third-Party Products and Others.  This decrease is mainly the result of the disposal of GROUP Business Software Holding Oy and its subsidiary Gedys IntraWare GmbH. The sale was completed on March 1, 2010.

Cost of Goods Sold

For the fiscal year ended March 31, 2011, our Cost of Goods Sold increased to $14,082,494 from $11,323,991 for the fiscal year ended March 31, 2010.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.   The increase from 2010 to 2011 was primarily due to raising the Cost for Software Licenses based on a higher sales volume. The cost of goods sold is higher in 2011 compared to 2010 because of the increase in salaries and related expenses to fulfill our business objectives in GROUP Live, our cloud application platform, and our Transformer Business. As of March 31, 2011, there were 158 people employed by the Company (2010: 190). Approximately 33% (2010: 29%) were employed in programming activities due to the extensive Lotus software development and licensing business transacted by GBS AG.

Operating Expenses

For the fiscal year ended March 31, 2011, our Operating Expenses decreased to $15,918,290 from $19,032,719 for the fiscal year ended March 31, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.  For the fiscal year ended March 31, 2011, our Selling Expenses decreased to $10,610,545 from $13,847,697 for the fiscal year ended March 31, 2010.  Selling Expenses consist of costs for the Sales, Marketing and Service units.  The decrease of $3,2 million in Selling Expenses and $0.6 million in Administrative Expenses was due primarily to the  disposal of GROUP Business Software Holding Oy and its subsidiary Gedys IntraWare GmbH on March 1, 2010.    For the fiscal year ended March 31, 2011, our Administrative Expenses decreased to $3,853,532 from $4,481,893 for the fiscal year ended March 31, 2010.  Administrative Expenses consist of costs for the management and administration units.  The reason for the decrease from 2010 to 2011 was primarily due to the reduction of consultancy, investor relation and travel expenses.  For the fiscal year ended March 31, 2011, our General Expenses increased to $1,453,961 from $703,129 for the fiscal year ended March 31, 2010.  General Expenses were approximately $0.8 million higher than the previous year's amount. These expenses include the  legal, accounting  and consulting costs relating to the merger and consolidation of two publicly-traded companies (the Company and GROUP).

Liquidity & Capital Resources

At March 31, 2011, we had $8,530,864 in cash and cash equivalents, compared to $1,774,965 at March 31, 2010..  On March 11, 2011 and March 29, 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. The Warrants are only exercisable by the payment of cash.  Pursuant to the terms of the Warrants, the holders of the Warrants are required to exercise their Warrants in the event our Common Stock trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days.  Also, throughout the three year exercise period of the Warrants, the Company has the right to redeem the Warrants for $0.05 per share.  The Company has agreed to register the 6,044,000 shares of Common Stock issuable upon the exercise of the Warrants under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1. This prospectus is a part of such S-1 Registration Statement. As of March 31, 2011, none of the Warrants have been exercised or redeemed. Upon the full exercise of the Warrants, the Company would receive gross proceeds of $9,066,000.

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

Cash Flows

	Fiscal Year Ended
	March 31,
	2011	2010
Cash provided by operating activities	$2,638,109	$3,984,773
Net cash provided by (used in) Investing Activities	$(3,193,099)	$(6,553,395)
Net cash provided by (used in) Financing Activities	$7,484,947	$340,372
Effect of exchange rate changes on cash	$(144,058)	$220,648
Net increase (decrease) in cash and cash equivalents during the period	$6,785,899	$(2,007,602)
Cash and cash equivalents, beginning of period	$1,744,965	$3,752,567

Cash and cash equivalents, end of period	$8,530,864	$1,744,965

Cash provided by operating activities was approximately $2.63 million, which is about $1.35 million below the previous year's amount of $3.98 million. This change is primarily due to the investments made by the Company in developing the GROUP Live business segment, amounting to $3.2 million in 2011 (2010: $0.9 million). The cash used in investing activities in 2010 was approximately $6.55 million, compared to cash used in investing activities in 2011 of about $3.2 million. In addition, the Company received cash proceeds (net of expenses) of $6.7 from a private placement, as explained above, which accounts for most of the increase in Net cash provided by Financing Activities in 2011 compared to 2010 .

The Company had no significant planned commitments for capital expenditures and does not anticipate using either internal or external sources of funds for capital expenditure programs. As a software and services firm, the Company is not capital intensive and historically has had minimal or no planned capital expenditures. Therefore, the present or expected future impact on the Company’s  liquidity for capital expenditure purposes is minimal and not material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.   The areas where critical estimates were made that have significant importance to the financial statements are as follow:

(a)
Allowance for doubtful accounts.  The company provides for potential bad debts on an account by account basis.  Bad debts have not been significant and our allowance has been accurate.  Non trade receivables are also scrutinized and allowed for based on expected recovery.  One significant item ($1,902,000) which was previously written off was re-evaluated and reinstated during fiscal 2011.  The amount was subsequently paid.

(b)
Allocation of the price paid when acquiring subsidiaries.  When the Company acquires subsidiary companies an allocation of the purchase is required.  The allocation is based on management’s analysis of the value of the net assets, and is based on estimated future cash flows that each component will produce.  Such components might include software, customer lists and other intangible assets that are not readily determinable.  The allocation will have significant impact on the future earnings of the Company as certain assets, customer lists for example, must be amortized and charged to operations over time, while other assets, notably goodwill, does not.

(c)
Impairment testing on intangibles and goodwill.  As noted in more detail below, these areas involve numerous estimates as to expected cash flows, expected rates of return and other factors that are difficult to determine and are often out of the Company’s direct control.  Accordingly, the Company adopts a conservative approach and has experienced better than projected results for the most part.

(d)
Valuation of deferred tax credits.  The Company provides an allowance for tax recoveries arising from the application of losses carried forward.  An allowance is provided where management has determined that it is less than likely that the loss will be applied and income taxes recovered.

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
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
GSB Enterprises Incorporated:

We have audited the consolidated balance sheet of GSB Enterprises Incorporated and its subsidiaries as of March 31, 2011 and 2010 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSB Enterprises Incorporated as of March 31, 2011 and 2010 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ K. R. MARGETSON LTD.
North Vancouver BC	Chartered Accountant
November 3, 2011

GBS Enterprises Incorporated
Consolidated Balance Sheets
March 31, 2011 and 2010
(Audited)

	2011	2010
	$	$
Assets
Current Assets
Cash and cash equivalents (Note 5)	8,530,864	1,744,965
Accounts receivable (Note 6)	5,698,321	2,821,958
Inventories (Note 2)	-	114,172
Deferred tax assets (Note 29)	-	12,284
Prepaid expenses (Note 7)	1,423,281	1,550,634
Assets held for sale (Note 8)	-	12,372,600
Other receivables (Note 9)	2,222,887	332,812
Total current assets	17,875,353	18,949,425

Property, plant and equipment (Note 10)	298,497	275,856
Financial assets (Note 11)	837,481	99,273
Investment in related company, at equity (Notes 4 & 12)	290,973	376,572
Deferred tax assets (Note 29)	1,136,135	4,968,740
Goodwill (Note 13)	39,688,966	35,767,273
Software (Note 14)	16,514,894	13,028,818
Other assets (Note 15)	223,630	175,900
Total non-current assets	58,990,576	54,692,431

Total assets	76,865,929	73,641,856

Liabilities and shareholders' equity
Current liabilities
Notes payable (Note 16)	1,440,295	-
Liabilities to banks (Note 17)	50,073	83,793
Accounts payables and accrued liabilities (Note 18)	4,996,748	3,532,004
Other liabilities (Note 19)	2,820,002	1,982,916
Deferred income (Note 20)	6,208,458	5,919,527
Liabilities held for sale (Note 21)	-	2,013,729
Due to related parties (Note 27)	830,156	-
Total current liabilities	16,345,732	13,531,969

Notes payable (Note 16)	-	1,549,490
Liabilities to banks (Note 22)	780,277	3,231,405
Deferred tax liabilities (Note 29)	878,450	926,357
Retirement benefit obligation (Note 28)	153,962	150,276
Other liabilities (Note 23)	6,127,373	4,426,326
Total non-current liabilities	7,940,062	10,283,853

Total liabilities	24,285,794	23,815,823

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Balance Sheets
March 31, 2011 and 2010
(Audited)

	2011	2010
	$	$
Shareholders' equity
Common stock (Note 24)
Authorized:
75,000,000 common shares, par value $.001
25,000,000 preferred shares, par value $.001
Issued and outstanding
22,544,000 shares of common stock (16,500,000 in 2010)	22,544	16,500
Additional paid in capital	33,894,661	27,221,755
Retained earnings (Deficit)	(322,519)	1,642,728
Other comprehensive income	(13,639)	130,419
	33,581,047	29,011,403
Noncontrolling interest in subsidiaries	18,999,088	20,814,631
Total equity	52,580,135	49,826,034

Total equity and liabilities	76,865,929	73,641,857

Commitments (Note 31)
Subsequent events (Note 32)

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Statements of Operations
For the years ended March 31, 2011 and 2010
(Audited)

	2011	2010
	$	$
Net sales	27,707,226	31,584,732
Cost of goods sold	14,082,494	11,323,991
Gross profit	13,624,731	20,260,741

Operating expenses
Selling expenses	10,610,545	13,847,697
Administrative expenses	3,853,532	4,481,893
General expenses	1,453,961	703,129
	15,918,290	19,032,719

Operating income	(2,293,558)	1,228,022

Other Income (expense)
Other Income (expense)	2,393,821	454,486
Interest income	16,804	44,626
Interest expense	(471,282)	(263,590)
	1,939,343	235,522

Income (loss) before income taxes	(354,215)	1,463,544
Income tax expense	3,283,091	44,106

Net income (loss)	(3,637,306)	1,419,438
Net income (loss) attributable to noncontrolling interest	(1,672,059)	710,605

Net income (loss) attibutable to equity stockholders	(1,965,247)	708,833

Other comprehensive income (loss)	(287,542)	38,626
Other comprehensive income (loss) attributable to noncontrolling interest	(143,484)	-

Comprehesive income (loss) attributed to equity stockholders	(1,677,705)	747,458

Net earnings (loss) per share
Basic	(0.119)	0.043
Diluted	(0.119)	0.038

Weighted average number of common stock outstanding
Basic	16,566,236	16,500,000
Diluted	18,601,444	18,500,000

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Statements of Equity
For the period from April 1,2009 to March 31, 2011
(Audited)

	Common Stock			Accumulated		Equity
			Additional	Other	Accumulated	attributable to
			Paid in	Comprehensive	Earnings	noncontrolling
	Shares	Amount	Capital	Income (Loss)	(Deficit)	interests	Equity
		$	$	$	$	$	$
Balance April 1, 2009	16,500,000	16,500	27,221,755	91,794	933,895	20,104,026	48,367,970
Net income for the year ended March 31, 2010	-	-	-	38,626	708,833	710,605	1,458,063
Balance, March 31, 2010	16,500,000	16,500	27,221,755	130,419	1,642,728	20,814,631	49,826,034
Shares issued for cash	6,044,000	6,044	6,672,906	-	-	-	6,678,950
Net loss for the year ended March 31, 2011	-	-	-	(144,058)	(1,965,247)	(1,815,543)	(3,924,848)
	22,544,000	22,544	33,894,661	(13,639)	(322,519)	18,999,088	52,580,135

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated statements of Cash Flows
For the Years Ended March 31, 2011 and 2010

	2011	2010
	$	$
Cash flow from operating activties
Net income (loss) for the year	(3,637,306)	1,419,438
Adjustments
Deferred income taxes	3,796,982	(167,191)
Depreciation and amortization	4,035,732	2,894,795
Loss on sale of assets	266,269	-
Loss from equity investment	85,599	31,078
Minority interest losses	(143,736)	-
Changes in operating assets and liabilities
Accounts receivable and other assets	(4,639,084)	1,893,241
Retirement benefit obligation	3,686	10,243
Inventories	114,172	(12,265)
Accounts payable and other liabilities	2,755,795	(2,084,566)
Net cash provided by operating activities	2,638,109	3,984,773

Cash flow from investing activties
Purchase of intangible assets	(5,941,612)	(4,560,821)
Purchase of property, plant and equipment	(161,037)	(479,398)
Purchase of subsidiaries	-	(1,513,176)
Proceeds from sale of subsidaries	2,588,035	-
Increase in financial assets	321,515	-
Net cash used in investing activities	(3,193,099)	(6,553,395)

Cash flow from financing activties
Net borrowings - banks	(2,484,597)	830,001
Other borrowings	2,460,438	(489,629)
Loans from related party	830,156	-
Capital paid-in	6,678,950	-
Net cash used in financing activities	7,484,947	340,372

Effect of exchange rate changes on cash	(144,058)	220,648

Net increase in cash	6,785,899	(2,007,602)
Cash and cash equivalents - Beginning of the year	1,744,965	3,752,567

Cash and cash equivalents - End of year	8,530,864	1,744,965

See supplemental disclosures (See Note 30)

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

Simultaneously with SWAV’s acquisition of Lotus, the SWAV stockholders sold an aggregate of 11,984,770 shares of SWAV common stock for an aggregate purchase price of $370,000.

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

On November 5, 2010, the Company entered in to an agreement to acquire approximately 28.2% of the outstanding common shares of GROUP Business Software AG, (“GROUP”) a German company, trading on the Frankfurt Stock Exchange under the symbol INW.  The Company purchased 3,043,985 of its own shares for $300,000 and then exchanged those shares for 7,115,500 shares of common stock of GROUP.  Their fair value was calculated at $.0579 per share as determined by an independent valuation firm. The agreement was effective December 30, 2010.  The acquisition was a two-step transaction, culminating in a share exchange.

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

Comprehensive Income (Loss)

The Company adopted FASB Codification topic (“ASC”) 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

Net Income per Common Share

ASC 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

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

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Inventories

Pursuant to ASC 330 (Inventories), inventories held for sale are recognized under inventories. Inventories were measured at the lower of cost or market.   Cost is determined on a first-in-first out basis, without any overhead component.

Intangible Assets

Intangible assets predominately comprise goodwill, acquired software and capitalized software development services. Intangible assets acquired in exchange for payment are reflected as acquisition costs. If the development costs can be capitalized per ASC  985-20-25, these are reflected as ascribable personnel and overhead costs.

Company created software can be intended for sale to third parties or used by the Company itself. If the conditions for capitalization are not met, the expenses are recorded with their effect on profit in the year in which they were incurred.

GROUP amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with  ASC regulations. In addition, in special circumstances according to ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

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

Maintenance earnings are realized per ASC 605  Revenue Recognition on a pro rata basis over the contractual service period. Consulting and training services are realized upon provision of the service. Sales revenues are presented with deductions made for discounts, customer bonuses, and rebates.

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

GROUP Business Software (UK) Ltd. is an indirect 100% shareholding.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

A domination and profit transfer agreement is in place between GROUP Business Software AG as the dominating company and Group Technologies GmbH.

Effective March 1, 2010, the Company disposed of its interest in GROUP Business Software Holding OY and the latter's subsidiary Gedys IntraWare GmbH.

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

Note 6	ACCOUNTS RECEIVABLES

Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts.  With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

There were no expenses incurred through derecognition of receivables in the 2011 fiscal year. (43 KUSD in 2010)

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

The residual term of the receivables is less than one year with the exception of deposits provided as security presented under other financial assets.

Note 7	PREPAID EXPENSES

Prepaid expenses in the amount of 1,423 KUSD (previous year: 1,551 KUSD) represent a down payment towards a shave of sales in a basic technology in the amount of 1,201 KUSD (previous year: 1,213 KUSD). Due to technical delays, the term of this license has been extended to June 30, 2014.

Note 8	ASSETS HELD FOR RESALE

In fiscal 2010, the outgoing assets associated with the sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY, were recognized under this category in the amount of 12,373 KUSD. A breakdown of the assets included is disclosed below.  The ultimate disposal in fiscal 2011 was not shown as a discontinued operation as there continues to be operations in the segment to which it was grouped.

KUSD 2010
Asset
Cash	1,185.6
Trade receivables	2,847.6
Other receivables	281.3
Equipment	66.2
Goodwill	7,292.6
Other intangible assets	699.3
12,372.6

Note 9	OTHER RECEIVABLES - CURRENT

The largest individual item under other receivables represents reinstatement of a receivable from previous management of a subsidiary company in the amount of 1,902 KUSD (previous year: 0 KUSD).   Also included herein are tax refund claims (44 KUSD; previous year: 229 KUSD), other loans issued (0 KUSD; previous year: 59 KUSD) as well as security deposits (224 KUSD; previous year: 163 KUSD).

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

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

	KUSD 3.31.11			KUSD 3.31.10
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Equipment	4,494	4,196	298	4,538	4,262	276

Note 11	LONG TERM FINANCIAL ASSETS

The major components of the Financial Assets include the following:

	KUSDS	KUSDS
	2011	2010
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, repayable in monthly instalments of $20,086, bearing interest at prime plus .25%, not be be greater than 2% per annum	984	-
Current portion, included in other current receivables	241	-
	743	-
Other long term receivables	94	99
Balance, March 31	837	99

Note 12	INVESTMENT IN RELATED COMPANY

The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value.  In fiscal 2011, the proportion share of the loss was 59 KUSD and in 2010 it was 46 KUSD.

Note 13	GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

		Goodwill	Goodwill
		as of	as of
	Date of the First	3.31.11 in	3.31.10 in
Affiliated Company	Consolidation	KUSD	KUSD
global words AG	01.10.02	5,095.3	4,821.9
GROUP Technologies AG	01.09.05	4,479.7	4,239.4
GROUP Business Software Inc.	31.12.05	2,177.5	2,060.7
GROUP LIVE N.V.	31.12.05	1,324.2	1,253.2
zurückbehaltener GoF CRM	31.12.05	3,108.4	2,941.7
GROUP Business Software Ltd	31.12.05	2,765.1	2,616.7
ebVOKUS Software GmbH	01.10.05	443.6	419.8
GAP AG für GSM Applikationen und Produkte	31.12.05	1,913.9	1,811.2
Relavis Corporation	01.08.07	7,288.3	6,897.2
Permessa	22.09.10	2,387.4	0.0
GROUP Business Software AG	06.01.11	8,705.5	8,705.5
		39,689.0	35,767.3

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011
Note 14	SOFTWARE

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

The useful life of the domain “gbs.com”, acquired during the previous year, was estimated as unlimited. This is because no other legal, contractual or other factors exist which would limit its useful life. It is not systematically amortized, but rather annually and also, whenever there are signs pointing to impairment, it is tested for its recoverability and if necessary written down to the amount which could be obtained for it if sold.

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

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

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

Short term liabilities to bank represent an operating line of credit, bearing interest at 3.8%, with a credit limit of 80 KUSD.  Security is disclosed with the long term portion of bank debt.  See Note 22.

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

	Status				Currency	Status
KUSD	04.01.10	Utilization	Dissolution	Increase	Differences	03.31.11

Salary	1,004	895	118	1,241	10	1,241
Vacation	245	247	0	224	2	224
Workers Compensation Insurance Association	20	20	0	15	0	15
Compensation Levy for Non-Employment of Severely Handicapped Persons	16	16	0	17	0	17
Outstanding Invoices	463	282	86	794	0	889
Annual Financial Statement Costs	232	199	11	182	1	205
Other Provisions	254	221	26	49	9	66
Warranties	133	90	0	82	0	125
Provision for Legal Costs	70	6	40	13	0	36
Reclassification Held for Sale	(352)	(237)	0	116	0	0

Total	2,083	1,739	282	2,734	21	2,817

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

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

For warranty claims, a provision was created depending on income from services.

Note 19	OTHER SHORT TERM LIABILITIES

Other short-term liabilities are comprised of the following:

	3.31.11	3.31.10
Other Short-Term Liabilities	KUSD	KUSD
Purchase Assets L911	745.9	505.1
Purchase Assets Fastworks	119.2	-
Purchase Assets Permessa	757.9	-
Purchase Assets Salesplace	504.8	-
Tax Liabilities	603.9	635.4
Loans	-	72.4
Other Liabilities	88.3	10.1
	2,620.0	1,223.0

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 20	DEFERRED INCOME

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

In fiscal 2010, the outgoing liabilities associated with the sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY, were recognized under this category in the amount of 12,373 KUSD. A breakdown of the assets included is disclosed below.  The ultimate disposal in fiscal 2011 was not shown as a discontinued operation as there continues to be operations in the segment to which it was grouped.

KUSD
2010
Libility
Trade payables	1,178.6
Other liabilities	790.4
Deferred income	44.7
2,013.7

Note 22	LIABILITIES TO BANKS – LONG TERM

Liabilities to banks represent bank facilities of GROUP AG with Baden-Württembergische Bank with a credit line totaling 4,017 KUSD and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line.   Accordingly, 2,008.5 KUSD is bearing interest at prime plus 1.5% and 2,008.5 KUSD is fixed at 3.5%

Note 23	OTHER LIABILITIES – LONG TERM

Other long-term liabilities are made up of unsecured liabilities connected to the purchase of assets as follows:

Other Long-Term Liabilities	3.31.11	3.31.10
	KUSD	KUSD
Purchase Assets L911	3,448.2	4,426.3
Purchase Assets Fastworks	506.2
Purchase Assets Permessa	1,162.3
Purchase Assets Salesplace	1,011.0
	6,127.7	4,426.3

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Expected payments over the next 5 fiscal years stated in KUSD.

	Purchase Asset L911	Purchase Assets Fastworks	Purchase Assets Permessa	Purchase Assets Salesplace

Interset	4.50%	5.50%	0.00%	0.00%

Expiration date	Sep 30, 2013	April 15, 2013	June 30, 2013	Jan 15, 2013
2012	745.9	119.2	757.9	504.8
2013	33.5	133.9	1,004.3	669.6
2014	3,414.7	372.3	158.0	341.5
Thereafter	-	-	-	-
Total	4,194.1	625.4	1,920.2	1,515.8

Note 24	COMMON STOCK

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

Warrants and Options

The Company has issued warrants to outside consultants in payments for services provided as detailed in the following schedule. The warrants are issued as “cashless” warrants and all have a three-year term with the exception of the Ventana Capital Partners’ warrant which has a 30 month term. Each warrant is exercisable into one share of common stock. The warrants have been valued using a Black-Scholes option pricing model with appropriate volatility, equity value and interest rate inputs. The valuation of the warrants is for disclosure purposes only as the charge is related to the cost of issuing the shares and there is no impact to the financial statements. There are no stock options issued by the Company to employees or other parties.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Valuation of Common Stock Purchase Warrants Summary of Warrants Issued
Outside Consultants	Grant Size	Strike Price	Val. Date	Stock Value at Warrant Date	Warrant Value

Ventana Capital Partners	2,000,000	$4.00	10/1/2010	$0.03	$0.00

Frank J. Pena	117,880	$1.50	3/14/2011	$0.91	$0.34

GarWood Securities, LLC	117,880	$1.50	3/14/2011	$0.91	$0.34

Jackson E. Spears	421,520	$1.50	3/14/2011	$0.91	$0.34

William Gregozeski	50,000	$1.50	3/14/2011	$0.91	$0.34

Frank J. Pena	3,000	$1.50	3/24/2011	$0.91	$0.34

GarWood Securities, LLC	2,400	$1.50	3/24/2011	$0.91	$0.34

Jackson E. Spears	9,600	$1.50	3/24/2011	$0.91	$0.34

Common Stock Warrants Issued to Outside Consultants	Common	Valuation	Fair Value per	Warrants'
	Shares	Date	Warrant Share	Fair Value
Common Stock Warrants Issued on October 1, 2010	2,000,000	10/1/2010	$0.00	$0

Common Stock Warrants Issued on March 14, 2011	707,280	3/14/2011	$0.34	$240,475

Common Stock Warrants Granted on March 24, 2011	15,000	3/24/2011	$0.34	$5,100

	Total Warrants' Fair Value			$245,575

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 25	SEGMENT REPORTING

Gross revenue may be broken down by the following products.  For reporting purposes, the Company considers that there in only one segment – GROUP AG.

	3.31.11	3.31.10
Sales Revenues	KUSD	KUSD

Licenses	4,981	6,272
Maintenance	9,616	12,114
Partner Contribution	21	138
Service	5,243	6,992
Third-Party Products	3,062	3,344
LND Third-Party Products	4,610	2,502
Others	173	223

	27,707	31,585

Note 26	OTHER INCOME

Other income of 2,394 KUSD (previous year: 454 KUSD) relate within 1,902 KUSD (previous year: 0 KUSD) from the reinstatement of a receivable from the former managers of a subsidiary as disclosed in Note 9 – other current receivables.

Note 27	RELATED PARTY TRANSACTIONS AND BALANCES

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

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

In addition, the following transactions took place in the fiscal year:

	Related		Amount in
Company	Party	Transaction	KUSD	Comment

GROUP Business Software	Joerg Ott	Rental Agreement as Landlord and Owner of	58	Rental Expenses 2010
AG		Hospitalstraße 6, 99817 Eisenach	60	Rental Expenses 2009
			18	Remaining Rental Term

GROUP Business Software AG	Board of Directors	Remuneration	891 971	Rental Expenses 2011 Rental Expenses 2010

GBS Enterprises Incorporated	Joerg Ott	Interest on demand note	2	Expense in 2011

GBS Enterprises Incorporated	Lotus Holdings Ltd.	Interest on demand note	8	Expense in 2011

The following related party balances existed as at March 31, 2011 (None in 2010)

KUSD
2011
Due to a director and shareholder, unsecured demand note payable, bearing interest at 5%.	152
Due to to related company, bearing interest at 5% due October 31, 2011
- secured by 3,049,489 shares of GROUP AG	300
- secured by 2,000,000 shares of GROUP AG	200
- secured by 500,000 shares of GROUP AG	100
- secured by software	78
830

Note 28	PENSION PLAN OBLIGATIONS

The Company has a non-contributory defined benefit pension plan (“Qualified Plans”). The Qualified Plans provide retirement benefits for certain employees meeting certain age and service requirements. Benefits for the Qualified Plans are funded from assets held in the plans’ trusts.

Benefit Obligations and Funded Status

The following table presents the status of GROUP AG’s pension plan. The benefit obligation for pension plans represents the projected benefit obligation. GROUP AG’s benefit obligations and plan assets are measured each year as of March 31.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

	Pension benefits in USD
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	139,572	143,191
Service cost	-	-
Interest cost	7,676	7,874
Actuarial loss (gain)	6,714	(789)
Curtailment (gain) loss	-	-
Plan amendments	-	-
Foreign exchange rate changes	-	-
Participant contributions	-	-
Benefits paid	-	-
Benefit obligation at end of year	153,962	150,276
Change in plan assets:
Fair value of plan assets at beginning of year	90,095	94,767
Actual return on plan assets	2,041	3,207
Employer contributions	-	-
Participant contributions	-	-
Benefits paid	-	-
Foreign exchange rate changes	-	-
Fair value of plan assets at end of year	93,035	97,973
Funded status at end of the year	(60,927)	(52,303)

	Pension benefits in USD
	2011	2010
Amounts recognized in the Balance Sheets
Non current asset	223,630	175900
Current liabilities	(153,962)	(150,276)
Net	69,668	25,624
Amounts recognized in other accumulated comprehensive earnings
Net actuarial loss (gain)	16,431	10,292
Prior service cost (credit	-	-
Net	16,431	10,292

The following table presents the components of net periodic benefit cost and other comprehensive earnings for Group AG’s pension plan.

	Pension benefits in USD
	2011	2010
Net periodic benefit cost:
Service cost	-	-
Interest cost	7,676	7,874
Recognition of net actuarial loss (gain)	6,714 -	789
Recognition of prior service cost	-	-
	14,390	7,085
Total net periodic benefit cost
Other comprehensive earnings:
Actuarial (gain) loss arising in current year	2,041	3,207
Prior service cost (credit) arising in current year	-	-
Recognition of net actuarial (loss) gain in net periodic benefit cost	-	-
Recognition of prior service cost, including curtailment,
in net periodic benefit cost	-	-
Total other comprehensive earnings (loss)	2,041	3,207
Total recognized	16,431	10,292

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Assumptions

The following table presents the weighted average actuarial assumptions that were used to determine benefit obligations and net periodic benefit costs.

	Pension Benefits
	2011	2010
Assumption to determine benefit obligations:
Discount rate	5.7%	6.0%
Rate of compensation increase	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	6.0%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Discount rate — Future pension obligations are discounted at the end of each year based on the rate at which obligations could be effectively settled, considering the timing of estimated future cash flows related to the plans. This rate is based on high-quality bond yields, after allowing for call and default risk. High quality corporate bond yield indices are considered when selecting the discount rate.

Rate of compensation increase — The expected DBO for end of 2011/ 2012 is estimated to increase from $ 153,962 in 2010/ 2011 to $ 169,857. The expected increase of the assets is estimated end of 2011/ 2012 by $ 4,143.

Expected return on plan assets — The expected rate of return on plan assets was determined by evaluating input from external consultants and economists as well as long-term inflation assumptions.  The Company expects the long-term asset allocation to approximate the targeted allocation. Therefore, the expected long-term rate of return on plan assets is based on the target allocation of investment types in such assets.  See plan assets discussion below for more information on GROUP AG’s target allocations.

Pension Plan Assets

GROUP AG’s overall investment objective for its pension plans’ is to eliminate further risks. Therefore, all permitted benefits are reinsuranced.   In total, the benefits from the permitted pension correspond to the benefits of the reinsurances which have been signed for these pension promises.

Note 29	DEFERRED INCOME TAXES

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

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

	USD	USD
March 31	2011	2010
Statutory rate	23.0% - 34.0%	23.0% - 34.0%

Expected income taxes recovery at the statutory rate	(118,198)	440,023

Effect of change in tax rate	(71,536)	(47,458)
Permanent differences	(347,871)	(259,483)
Temporary differences	208,005	(14,259)
Price allocation from consolidation	172,795	(146,787)
Change in deferred income tax asset	3,349,211	67,626
Valuation allowance	90,685	4,445
Income tax expense (recovery) recognized	3,283,091	44,106

	USD	USD
March 31	2011	2010
Statutory rate	23.0% - 34.0%	23.0% - 34.0%
Expected income taxes recovery at the statutory rate	(118,198)	440,023
Effect of change in tax rate	(71,536)	(47,458)
Permanent differences	(347,871)	(259,483)
Temporary differences	208,005	(14,259)
Price allocation from consolidation	172,795	(146,787)
Change in deferred income tax asset	3,349,211	67,626
Valuation allowance	90,685	4,445
Income tax expense (recovery) recognized	3,283,091	44,106

Income tax expense (recovery) is comprised of:	USD 2011	USD 2010
Current	40,552	116,249
Future	3,242,539	(72,143)

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

The following schedule reflects a summary of the basic components of the Deferred Tax Liability as presented in the Company’s Consolidated Balance Sheet.

	USD	USD
March 31	2011	2010
Intangible assets	64,277	121,121
Non-capital losses availiable for future periods	587,943	4,088,599
Price allocation from consolidation	(251,173)	(102,376)
	401,047	4,107,344
Valuation allowance	(143,362)	(52,677)
	257,685	4,054,667

The balances have been disclosed as follows:

	USD	USD
March 31	2011	2010
Short term asset	-	12,284
Long term assets	1,136,135	4,968,740
Long term liability	(878,450)	(926,357)
	257,685	4,054,667

The Company also has incurred losses for income tax purposes of approximately 1,996 KUSD which may be applied in future years to reduce taxable income.  The ability to apply this loss expires starting in 2015.

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 30	SUPPLEMENTAL CASH FLOW DISCLOSURES

	2011	2010
	USD	USD
Cash paid for
Interest paid	471,282	263,590
Taxes paid (recovered)	40,552	116,248

The significant non-cash transactions for the year ended March 31, 2011 and 2010 were as follows:

a)
On October 9, 2009, the Company purchased L911 Assets for 4,753 KUSD.  The Company paid 234 KUSD upon signing and financed the remainder.  The financed balance is disclosed in Notes 19 & 23, Other Liabilities.

b)	On May 10, 2010, the Company purchased Fastworks Assets for 1,305KUSD. The Company paid 502 KUSD upon signing and financed the balance. The balance is disclosed in Notes 19 & 23, Other Liabilities.

c)
On September 17, 2010, the Company purchased Permessa Assets for 3,079 KUSD.  The Company paid 535 KUSD upon signing and financed the balance.  The balance is disclosed in Notes 19 & 23, Other Liabilities

d)
On September 22, 2010, the Company purchased Salesplace Assets for 3,341 KUSD.  The Company paid 1,332 KUSD upon signing and financed the balance.  The balance is disclosed in Note 19 & 23, Other Liabilities.

Note 31	COMMITMENTS

The Company has the following commitments as at March 31, 2011:

Other Financial Obligations	1 Year	Over 1 year	Total
	KUSD	KUSD	KUSD
Liabilities from Rental Agreements	350	350	700
Previous Year	636	673	1,309

Liabilities from Vehicle Lease Agreements	175	350	525
Previous Year	133	222	355

Liabilities from other Lease Agreements	54	44	98
Previous Year	49	72	121

Lease agreement - subsequent to year end	100	250	0

Current Year - 2011	678	993	1,672
Previous Year - 2010	818	967	1,785

Annual Report
GBS Enterprises Incorporated
as of March 31, 2011

Note 32	SUBSEQUENT EVENTS

Pavone AG

On April 1, 2011, the Company consummated its acquisition of Pavone AG, a German corporation (“Pavone”).  The acquisition was effected pursuant to the terms of an acquisition agreement, dated April 1, 2011, by and among  the Company, Pavone and the shareholders of Pavone (the “Pavone Shareholders”) under which the Company acquired 100% of the issued and outstanding shares of capital stock of Pavone (the “Pavone Shares”).  As consideration for the Pavone Shares, an aggregate of 1,000,000 shares of common stock of the Company were issued on a pro rata basis to the Pavone Shareholders within 30 days of the closing.  The agreement also required a pro rata cash payment of $350,000 to the Pavone Shareholders within 10 days of the Closing.

Group Ware AG

On June 1, 2011, the Company acquired 100% of the issued and outstanding shares of capital stock of Group Ware AG (“Group Ware”), a German company with offices in Florida.  Pursuant to the acquisition agreement, the Company agreed to issue an aggregate of 250,000 shares of its capital stock and make a cash payment of $250,000.

IDC Global, Inc.

On July 25, 2011, the Company consummated its acquisition of 100% of the issued and outstanding shares of common stock of IDC Global, Inc. (“IDC”), a Delaware corporation with offices in Chicago, New York, London and other key cities.  Pursuant to the acquisition agreement of July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000.  The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and pay signing bonuses to personnel of $35,000.  The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction.

SD Holdings Ltd. and Synaptris, Inc.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd, a Mauritius corporation and the parent company of Snyaptris, Inc, a privately held company headquartered in San Jose California.  Under the terms of the agreement, which has yet to be finalized, the Company acquired 100% of the issued and outstanding shares of Snyaptris, Inc. in consideration for 700,000 shares of common stock of the Company and cash of $525.529.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective.

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

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant. The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2010 and March 31, 2011 for professional services rendered by K.R. Margetson were as follows:

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

3.1.1*
Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 [Incorporated by reference to Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended March 31, 2011 filed July 15, 2011]

3.1.2*
Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 [Incorporated by reference to Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended March 31, 2011 filed July 15, 2011]

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

Date: November 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOERG OTT	President, Chief Executive Officer and Director	November 7, 2011
Joerg Ott	(Principal Executive Officer)

/s/ RONALD J. EVERETT	Chief Financial Officer	November 7, 2011
Ronald J. Everett	(Principal Financial and Accounting Officer)

/s/ GARY MACDONALD	Executive Vice President and Chief Development Officer	November 7, 2011
Gary MacDonald