Form 10-Q
period 2011-09-30
GBS Enterprises Inc
filed 2011-11-16
CIK 1413754

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 15, 2011, there were 24,673,790 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS
		Page No:
PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	F1
	Balance Sheet	F2
	Statement of Operations	F4
	Statement of Cash Flows	F5
	Notes to the Financial Statements	F6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:		12
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	[Removed and Reserved by the Securities and Exchange Commission]	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
Signatures		12

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

September 30, 2011

(Unaudited)

GBS Enterprises Incorporated
Consolidated Interim Balance Sheets
September 30, 2011 and March 31, 2011
(Unaudited)

	September 30	March 31
	2011	2011
	$	$
Assets
Current Assets
Cash and cash equivalents	2,791,068	8,530,864
Accounts receivable	5,280,334	5,698,321
Inventories	267,837	-
Prepaid expenses	1,660,330	1,423,281
Other receivables	576,615	2,222,887
Total current assets	10,576,184	17,875,353

Property, plant and equipment (Note 5)	506,185	298,497
Financial assets	2,834,163	837,481
Investment in related company, at equity	317,010	290,973
Deferred tax assets	2,592,096	1,136,135
Goodwill (Note 6)	49,705,472	39,688,966
Software (Note 7)	17,901,923	16,514,894
Other assets	324,709	223,630
Total non-current assets	74,181,558	58,990,576

Total assets	84,757,742	76,865,929

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,547,851	1,440,295
Liabilities to banks	107,324	50,073
Accounts payables and accrued liabilities	4,552,446	4,996,748
Other liabilities	1,942,553	2,820,002
Deferred income	9,033,714	6,208,458
Due to related parties	580,422	830,156
Total current liabilities	17,764,310	16,345,732

Liabilities to banks	3,197,482	780,277
Deferred tax liabilities	690,574	878,450
Retirement benefit obligation	173,191	153,962
Other liabilities	4,330,411	6,127,373
Total non-current liabilities	8,391,658	7,940,062

Total liabilities	26,155,968	24,285,794

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Interim Balance Sheets
September 30, 2011 and March 31, 2011
(Unaudited)

	September 30	March 31
	2011	2011
	$	$
Shareholders' equity
Capital stock (Note9)
Authorized:
75,000,000 common shares, par value $.001
25,000,000 preferred shares, par value $.001
Issued and outstanding
24,673,8000 shares of common stock
(22,544,000 shares at March 31, 2011)	24,674	22,544
Additional paid in capital	43,167,531	33,894,661
Retained earnings	(1,982,705)	(322,519)
Other comprehensive income	1,585	(13,639)
	41,211,085	33,581,047
Noncontrolling interest in subsidiaries	17,390,689	18,999,088
Total equity	58,601,774	52,580,135

Total equity and liabilities	84,757,742	76,865,929

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Interim Statements of Operations
For the three and six month periods ended March 31, 2011 and 2010
(Unaudited)

	For the three months		For the six months
	Ended September 30		Ended September 30
	2011	2010	2011	2010
	$	$	$	$
Net sales	7,414,602	5,544,341	13,091,032	12,597,579
Cost of goods sold	3,560,606	2,920,945	6,149,954	5,969,189
Gross profit	3,853,996	2,623,396	6,941,078	6,628,390

Operating expenses
Selling expenses	4,305,381	2,133,774	7,968,855	5,500,893
Administrative expenses	1,757,283	1,004,743	3,257,139	2,009,077
General expenses	498,551	295,316	700,855	582,843
	6,561,215	3,433,833	11,926,849	8,092,813

Operating income	(2,707,219)	(810,437)	(4,985,771)	(1,464,423)

Other Income (expense)
Other Income (expense)	(1,348,022)	135,868	310,547	1,422,329
Interest income	5,506	9,630	16,887	17,088
Interest expense	(227,785)	(125,898)	(208,484)	(220,053)
	(1,570,301)	19,600	118,950	1,219,364

Income (loss) before income taxes	(4,277,520)	(790,837)	(4,866,821)	(245,059)
Income tax expense (recovery)	(546,195)	(53,399)	(1,583,072)	40,076

Net income (loss)	(3,731,325)	(737,438)	(3,283,749)	(285,135)
Net income (loss) attributable to noncontrolling interest	(1,838,378)	1,155	(1,623,563)	(9,571)

Net income (loss) attibutable to equity stockholders	(1,892,947)	(738,593)	(1,660,186)	(275,564)

Other comprehensive income (loss)	52,278	17,143	30,387	9,572

Other comprehensive income (loss) attributable to noncontrolling interest	26,087	-	15,163	-

Comprehesive income (loss) attributed to equity stockholders	(1,866,755)	(721,450)	(1,644,962)	(265,992)

Net earnings (loss) per share Basic and diluted	(0.077)	(0.045)	(0.069)	(0.017)

Weighted average number of common stock outstanding Basic and diluted	24,444,235	16,500,000	24,037,461	16,500,000

See Accompanying Notes

GBS Enterprises Incorporated
Consolidated Interim Statements of Cash Flows
For the six month periods ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
	$	$
Cash flow from operating activties
Net income (loss) for the period	(1,660,186)	(275,564)
Adjustments
Deferred income taxes	(1,643,836)	-
Depreciation and amortization	2,280,760	1,901,802
Loss from equity investment	(26,037)	-
Minority interest losses	(1,623,563)	9,571
Changes in operating assets and liabilities
Accounts receivable and other assets	1,827,210	(3,143,514)
Retirement benefit obligation	(101,080)	-
Inventories	(267,837)	(14,173)
Accounts payable and other liabilities	1,645,061	2,309,259
Net cash provided by operating activities	430,492	787,381

Cash flow from investing activties
Purchase of intangible assets	(4,346,981)	(1,735,200)
Purchase of property, plant and equipment	(304,002)	(73,785)
Increase in financial assets	(1,996,682)	(777,834)
Net cash used in investing activities	(6,647,665)	(1,808,985)

Cash flow from financing activties
Net borrowings - banks	2,474,205	572,417
Other borrowings	(1,777,733)	1,186
Loans from related party	(249,734)	-
Net cash used in financing activities	446,738	573,603

Effect of exchange rate changes on cash	30,639	175,988

Net increase in cash	(5,739,796)	(272,013)
Cash and cash equivalents - Beginning of the period	8,530,864	2,685,368

Cash and cash equivalents - End of period	2,791,068	2,413,355

Supplemental disclosures - Note 10

See Accompanying Notes

GBS Incorporated Inc.
Notes to the Interim Financial Statements
September 30, 2011
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

Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

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

On April 26, 2010, SWAV purchased certain assets of Lotus Holdings Limited (“Lotus”) pursuant to an Asset Purchase Agreement in consideration for aggregate of 2,265,240 shares of SWAV common stock.  Lotus is a holding company specializing in software technology and training services, particularly in the areas of advanced software development tools, innovative point-of-care electronic health record (EHR) software, and sales training. Simultaneously with SWAV’s acquisition of Lotus, the SWAV stockholders sold an aggregate of 11,984,770 shares of SWAV common stock to Lotus, for an aggregate purchase price of $370,000.

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
September 30, 2011
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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at September 30, 2011, the Company did not have any cash equivalents ($nil – 2010).

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
September 30, 2011
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
September 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. Maintenance earnings are realized per FASB Codification topic 605  Revenue Recognition on a pro rata basis over the contractual service period. Consulting and training services are realized upon provision of the service. Sales revenues are presented with deductions made for discounts, customer bonuses, and rebates.

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

Intangible Assets

Intangible assets predominately comprise goodwill, acquired software and capitalized software development services. Intangible assets acquired in exchange for payment are reflected as acquisition costs. If the development costs can be capitalized per FASB Codification topic  985-20-25, these are reflected as ascribable personnel and overhead costs.

Company created software can be intended for sale to third parties or used by the Company itself. If the conditions for capitalization are not met, the expenses are recorded with their effect on profit in the year in which they were incurred.

GROUP amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with codification regulations. In addition, in special circumstances according to FASB Codification topic 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.  The useful life of acquired software is between three and five years and three years for Company-designed software.

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
September 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Other Provisions

According to FASB Codification topic 450 Contingencies, provisions are made whenever there is a current obligation to third parties resulting from a past event which is likely in the future to lead to an outflow of resources and of which the amount can be reliably estimated. Provisions not already resulting in a outflow of resources in the following year are recognized at their discounted settlement amount on the financial statement date. The discount taken is based on market interest rates. The settlement amount also includes the expected cost increases. Provisions are not set off against contribution claims. If the amended estimate leads to a reduction of the obligatory amount, the provision is proportionally reversed and the earnings are recognized in other operating earnings.

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

Deferred Taxes

Income taxes are provided in accordance with FASB Codification topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

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
September 30, 2011
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

Inventories

Pursuant to FASB Codification topic 330 Inventories, inventories held for sale are recognized under inventories. Inventories were measured at the lower of cost or market.   Cost is determined on a first-in-first out basis, without any overhead component.

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
September 30, 2011
(Unaudited)

NOTE 4 – SUBSIDIARY COMPANIES ACQUIRED

Effective April 1, 2011, the Company entered into an agreement to acquire 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock.  The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the agreement.  The total value of the investment, including the assumption of $11,261 in debt was $5,261,261.

Effective June1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a State of Florida corporation.  As consideration the Company paid $250,000 and issued 250,000 shares of its common stock.  The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the agreement.  The total value of the investment, including the assumption of $219,902 in debt was $1,554,902.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc. (“IDC”), a Delaware corporation with offices in Chicago, New York, London and other key cities.  Pursuant to the acquisition agreement of July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000.  The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and pay signing bonuses to personnel of $35,000.  The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction.  The total value of the investment, including $883,005 of debt assumption was $4,713.005.

The assets and liabilities of these companies represent the values as of June 30, 2011 as per Regulation S-X Rule 11-02.

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

	September 30, 2011			March 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$
Equipment	5,409,386	4,903,201	506,185	4,857,380	4,558,883	298,497

GBS Incorporated Inc.
Notes to the Interim Financial Statements
September 30, 2011
(Unaudited)

NOTE 6 – GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE in kUSD	Goodwill Q2 in kUSD
global words AG	01/10/02	5,095.3	5,095.3
GROUP Technologies AG	01/09/05	4,479.7	4,479.7
GROUP Business Software Inc.	31/12/05	2,177.5	2,177.5
GROUP LIVE N.V.	31/12/05	1,324.2	1,324.2
zurückbehaltener GoF CRM	31/12/05	3,108.4	3,108.4
GROUP Business Software Ltd	31/12/05	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/05	443.6	443.6
GAP AG für GSM Applikationen und Produkte	31/12/05	1,913.9	1,913.9
Relavis Corporation	01/08/07	7,288.3	7,288.3
Permessa	22/09/10	2,387.4	2,387.4
GROUP Business Software AG	06/01/11	8,705.5	8,705.5
Pavone AG			4,956.7
Groupware Inc.			992.8
IDC			4,066.0
		39,689.0	49,704.5

NOTE 7 – SOFTWARE

Development costs

The costs of developing new software products and updating products already marketed by GROUP Business Software AG are generally recognized as expenses in the period in which they arise. Provided they meet the conditions for capitalization as per FASB Codification 985-20-25, they are capitalized. Capitalized development costs can be attributed to the defined products. These products are technically realizable and there is a target market for them.

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
September 30, 2011
(Unaudited)

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

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company had the following transactions with related parties for the six months ending September 30, 2011 and 2010:

	2011	2010
	$	$
Expenses paid to related parties:
Wages	92,965	91,643
Rent	30,331	28,671
Consulting fees	482,984	173,069
Interest	23,327	-
Stock Base Compensation	34,000	-

The transactions between the Company and the parties were consummated at the price agreed upon between the parties.

	Sept 30	March 31
	2011	2011

Due to a director and shareholder, unsecured demand note payable, bearing interest at 5%	$-	$114,750
Due to Lotus Holdings Ltd., a shareholder, demand notes note bearing interest at 5% , due October 31, 2011
- secured by shares in GROUP Business Software AG	447,240	600,000
- secured by OUTPUT Software	100,000	105,000
Accrued interest	23,327	7,906
	$570,567	$827,656

NOTE 9 - CAPITAL STOCK

The following are changes to the Company’s capital stock from April 1, 2010.

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
September 30, 2011
(Unaudited)

NOTE 9 - CAPITAL STOCK – (continued)

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

On April 1, 2011, the Company issued 1,000,000 shares of common stock as partial payment for 100% of the issued and outstanding shares of Pavone AG.  The fair value of the shares issued was determined to be $4,900,000.

On June 1, 2011, the Company issued 250,000 shares of common stock as partial payment for 100% of the issued and outstanding shares of GroupWare, Inc.  The fair value of the shares issued was determined to be $1,085,000.

On July 25, 2011 the Company issued 880,000 shares of common stock as a partial payment for 100% of the issued and outstanding shares of IDC Global, Inc.  The fair value of the shares issued was determined to be $3,080,000

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions during the period are described above in Note 4 – Subsidiary Companies Acquired and Note 9 – Capital Stock.
	Sept 30, 2011	Sept 30, 2010

Interest paid	$208,484	$220,053
Income taxes paid	$60,764	$40,076

NOTE 11 – STOCK BASED COMPENSATION

Effective April 1, 2011, a warrant to purchase shares was granted to an officer of the Company.  The warrant allowed the grantee to purchase 100,000 common shares of the Company at $1.50.  The warrant may be exercised any time before the third anniversary of the grant.  This was the only compensation granted in either of the three month periods ending June 30, 2011 or June 30, 2010.

Compensation was recorded at the fair value of the warrant as at the grant date based on the Black-Scholes option pricing model, using the following assumptions:

GBS Incorporated Inc.
Notes to the Interim Financial Statements
September 30, 2011
(Unaudited)

NOTE 11 – STOCK BASED COMPENSATION – (continued)

Expected dividend yield	0%
Average risk-free interest rate	1.19%
Expected life	3 years
Expected volatility	77.1%

Under the fair value method of accounting for stock options (warrants) the Company recorded compensation expense for the six months ending September 30, 2011 of $34,000 ($nil – 2010).  This amount has been credited to additional paid in capital.

NOTE 12- WARRANTS

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

GBS Incorporated Inc.
Notes to the Interim Financial Statements
September 30, 2011
(Unaudited)

NOTE 12- WARRANTS – (continued)

As at September 30, 2011, the number of shares the warrants outstanding could purchase if exercised was as follows:

		Weighted
	Common	Average
Warrants	Shares	Price/sh
Outstanding, beginning of period	8,766,280	$2.07
Issued	100,000	$1.50
Expired	-	$-
Outstanding, end of period	8,866,280	$2.06

NOTE 13 – SUBSEQUENT EVENTS

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd, a Mauritius corporation and the parent company of Synaptris, Inc. (“Synaptris”), a privately held company headquartered in San Jose California. Under the terms of the agreement, which has yet to be finalized, the Company intends to acquire 100% of the issued and outstanding shares of Synaptris in consideration for 700,000 shares of common stock of the Company and cash of $525,529.

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

Subsidiaries:

Acquisitions of Subsidiary Companies

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

PAVONE AG is a leader in business process management and optimization technologies. PAVONE's extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. This acquisition of PAVONE complements GBS's majority ownership in Group Business Software (GBS), and further strengthens their leading industry position on the IBM Lotus Platforms and expands their cloud computing technology offerings beyond the IBM Lotus market. PAVONE currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide. Some of their customers include Deutsche Bundes Bank, BMW, Linde AG, Philips, British Sugar and Mahle Industries.

Group Ware AG

The Company acquired GroupWare AG, a German company with offices in Florida (“GroupWare”), pursuant to an Acquisition Agreement, dated June 1, 2011 (the “Agreement”), by and among the Company, GroupWare and the holder of 100% of the issued and outstanding shares of common stock of GroupWare (the “Selling Stockholder”).

In consideration for one hundred percent (100%) of the outstanding shares of GroupWare, the Company agreed to issue to the Selling Stockholder an aggregate of 250,000 shares of restricted common stock of the Company and to pay the Selling Stockholder a sum of $250,000.

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

Intended Future Acquisitions/Subsequent Events

SD Holdings Ltd. and Synaptris, Inc.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd, a Mauritius corporation and the parent company of Snyaptris, Inc, a privately held company headquartered in San Jose California. Under the terms of the agreement, which has yet to be finalized, the Company intends to acquire 100% of the issued and outstanding shares of Snyaptris, Inc. (“Synaptris”) in consideration for 700,000 shares of common stock of the Company and cash of $525.529.

The Company not consummated its acquisition of Synpatris as of the date of this Quarterly Report on Form 10-Q.

Synaptris' product portfolio improves corporate decision-making by providing real-time enterprise reporting, user defined dashboards, and comprehensive analytic capabilities for Lotus Notes / Domino and Java/.NET environments. Synaptris employs 70 people and has operations in the US, Europe, and India, with over 2,500 customers in 80 countries, including over one hundred Fortune 1000 companies.   Some of their client companies include ABB, Goodyear Tire and Rubber, Standard Life Insurance, ABN Amro Bank, Dunlop, Caterpillar, Philips International BV, and Electrolux.

With the integration of the Synaptris product portfolio, GBS will add another tier of Lotus Notes applications including reporting products, advanced dashboards, and email productivity solutions. Additionally, the Synaptris acquisition will bring a comprehensive search engine specialized for use with email that is faster and easier to use than other products in the market and which is expected to be made available for XPage applications in the near future through the GBS Transformer. The GBS Transformer is the only technology in the marketplace that can convert any legacy Lotus Notes applications into a cloud ready format. There are over 18 million Lotus Notes applications worldwide.

In addition to product synergy and additional revenue streams, GBS will derive operational synergy from this acquisition. Synaptris' presence in India is anticipated to accelerate GBS's plan to expand its Development & Service Center operations for its Transformer 2.0 suite in India. Transformer 2.0 expedites the conversion of client-based applications to Web 2.0-based applications. The Development & Service Center should further enable GBS a cost-effective method to rapidly transform (web-enable) large volumes of Lotus Notes applications. In addition, GBS plans to leverage Synaptris' 135 channel partners spanning 45 countries to expand its existing worldwide network of partners.

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

Results of Operations

Assets

Total Assets increased from $76,865,929 at March 31, 2011 to $84,757,741 at September 30, 2011.  Total Assets consist of Total Current Assets and Total Non-Current Assets.

At March 31, 2011, our Total Current Assets were $17,875,353, compared to $10,576,183 at September 30, 2011. Our cash and cash equivalents decreased from $8,530,864 at March 31, 2011 to $2,791,068 at September 30, 2011.  The decrease was primarily due to the cash payments relating to three acquisitions and on-going working capital needs to finance current operations.  Accounts Receivable decreased from $5,698,320 at March 31, 2011 to $5,280,334 at September 30, 2011.  This decrease was primarily due to a slight increase in payment activity. Prepaid Expenses increased from $1,423,281 at March 31, 2011 to $1,660,330 at September 30, 2011 based on payments for upcoming marketing events. Other receivables consisted of a receivable for anticipated compensation for damage, security deposits, tax refund claims and decreased from $2,222,887 at March 31, 2011 to $576,615 at September 30, 2011.  The decrease was primarily due to receipt of damage compensation and tax refund claims.  Inventories increased from $-0- at March 31, 2011 to $267,837 at September 30, 2011.  The reason for this increase was primarily due to the consolidation of two acquired companies during the period, Pavone and Groupware.

At March 31, 2011, our Total Non-Current Assets were $58,990,576, compared to $74,181,558 at September 30, 2011.  Our Financial Assets increased from $837,480 at March 31, 2011 to $2,834,163 at September 30, 2011 and consists of an Intercompany Loan given during the previous quarter and therefore cannot be eliminated because of a timing difference emanating as per Regulation S-X Rule 11-02 regarding consolidation. Our Financial Assets also include the remaining balance from a note receivable from the purchaser of GEDYS IntraWare GmbH which is being paid off in monthly installments. Goodwill increased from $39,688,967 at March 31, 2011 to $49,705,472 at September 30, 2011 due primarily to the purchase price allocations relating to three acquisitions recorded in the period. Software increased from $16,514,894 at March 31, 2011 to $17,901,923 at September 30, 2011 and consists of an increase in capitalized development costs.  Other Assets increased from $223,630 at March 31, 2011 to $324,709 at September 30, 2011 and consisted of the reinsurance relating to pension obligations.

Liabilities

Total Liabilities increased from $24,285,794 at March 31, 2011 to $26,155,969 at September 30, 2011.  Total Liabilities consist of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2011, our Total Current Liabilities were $16,345,733, compared to $17,764,311 at September 30, 2011.  Notes Payable increased from $1,440,295 at March 31, 2011 to $1,547,852 at September 30, 2011 due to currency conversion. Liabilities to Bank increased from $50,073 at March 31, 2011 to $107,324 at September 30, 2011 and consisted of a line of credit.  Accounts Payable and Accrued Liabilities decreased from $ 4,996,748 at March 31, 2011 to $4,552,446 at September 30, 2011 and consists of Trade payables, Tax accruals and other accruals.  Other Liabilities decreased from $2,820,002 at March 31, 2011 to $1,942,553 at September 30, 2011 and consists of the liabilities relating to the purchase of assets, tax liabilities, and other miscellaneous loans.  Deferred Income increased from $6,208,458 at March 31, 2011 to $9,033,714 at September 30, 2011 and consists mainly of maintenance income collected in advance of the contractual maintenance period.

At March 31, 2011, our Total Non-Current Liabilities were $ 7,940,061, compared to $ 8,391,658 at September 30, 2011.  Liabilities to Banks increased from $780,277 at March 31, 2011 to $3,197,482 at September 30, 2011 and consisted of an increase of long-term liabilities vis-à-vis Baden-Württembergische Bank.  Deferred Tax Liabilities decreased from $878,450 at March 31, 2011 to $690,574 at September 30, 2011 and consists of the Deferred Tax Liabilities from the capitalization of software expenses.  The decrease was primarily due to depreciation of Assets.  Retirement Benefit Obligation increased from $153,962 at March 31, 2011 to $ 173,191 at September 30, 2011, and consisted of additional accrued retirement benefit obligations.  Other Liabilities decreased from $6,127,373 at March 31, 2011 to $4,330,411 at September 30, 2011 and consisted of a reduction of liabilities related to the purchase of assets in a prior period.

Six-Month Period Ended September 30, 2011 Compared to the Six-Month Period Ended September 30, 2010

Revenues

For the six-month period ended September 30, 2011, our Net Sales increased to $ 13,091,032 from $ 12,597,579 for the six-month period ended September 30, 2010.  The Company generates net sales by Licenses, Maintenance, Services, Third-Party Products and Others.  The increase was primarily due to additional revenues from acquired companies during the period.

Cost of Goods Sold

For the six-month period ended September 30, 2011, our Cost of Goods Sold increased to $ 6,149,954 from $5,969,189 for the six-month period ended June 30, 2010.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.  The increase was primarily due to additional cost of goods relating to additional sales generated by acquired companies during the period.

Operating Expenses

For the six-month period ended September 30, 2011, our Operating Expenses increased to $11,926,849 from $8,092,812 for the six-month period ended September 30, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.  For the six-month period ended September 30, 2011, our Selling Expenses increased to $7,968,855 from $5,500,893 for the six-month period ended September 30, 2010.  Selling Expenses consist of cost for the Sales, Marketing and Service units.  The reason for the increase was primarily due to an increase in sales personnel and related selling costs such as travel expenses and marketing costs. For the six-month period ended September 30, 2011, our Administrative Expenses increased to $ 3,257,139 from $2,009,077 for the six-month period ended September 30, 2010.  The reason for the increase was primarily due to an increase in legal expense, consultant expense, investor relation expense and associated travel costs as well as the additional Expenses of the acquired Companies. For the six-month period ended September 30, 2011, our General Expenses increased to $ 700,855 from $ 582,843 for the six-month period ended September 30, 2010.  The reason for the increase was primarily due to an increase in professional fees, cost of money transactions, bad debt provision and currency conversion. For the six-month period ended September 30, 2011, Other Income decreased to $ 310,547 from $1,422,329 for the six-month period ended September 30, 2010.  The reason for the decrease was primarily due to earnings in the previous year in relation to the selling of the Assets of Gedys IntraWare GmbH.

The consolidated Statements of Operations also include expenses of $ 1.5 million directly relating to Group Live, the Company’s cloud computing technology service, and expenses of $ 1.3 million directly relating to the Transformer, the Company’s Lotus Notes application conversion service, for the first six months 2011.

Liquidity & Capital Resources

At September 30, 2011, we had $2,791,068 in cash and cash equivalents, compared to $2,413,355 at September 30, 2010.  Management believes that the Company’s cash at September 30, 2011 will be sufficient to meet the Company’s working capital requirements for the next 6 month period. Management believes that as a result of the assets purchased to date, it will generate additional funds and that it will be able to obtain additional capital as required, to meet projected operational requirements.

Cash Flows

	Fiscal Quarter Ended
	September 30,
	2011	2010
Cash provided by operating activities	$430,492	$787,381
Net cash provided by (used in) Investing Activities	$(6.647,665)	$(1,808,985)
Net cash provided by (used in) Financing Activities	$446,738	$573,603
Effect of exchange rate changes on cash	$30,639	$175,988
Net increase (decrease) in cash and cash equivalents during the period	$(5,739,796)	$(272,013)
Cash and cash equivalents, beginning of period	$8,530,864	$2,685,368

Cash and cash equivalents, end of period	$2,791,068	$2,413,355

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

 OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4.  Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2011, the Company issued 880,000 shares of common stock as a partial payment for 100% of the issued and outstanding shares of IDC Global, Inc.  The fair value of the shares issued was determined to be $3,080,000. The Company relied on the registration exemption provided under Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it was an isolated issuance and did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

None.

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

GBS ENTERPRISES INCORPORATED

Date: November 16, 2011	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2011	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)