Form 10-Q
period 2011-12-31
GBS Enterprises Inc
filed 2012-02-14
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

 Direct Dial: (954) 303-8027

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

Yes ☒ No ☐

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

Yes ☒ No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 13, 2012, there were 27,247,958 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS
		Page No:
PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
	Balance Sheet	4-5
	Statement of Operations	6
	Statement of Cash Flows	7
	Notes to the Financial Statements	8-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	[Removed and Reserved by the Securities and Exchange Commission]	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

2

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

December 31, 2011

(Unaudited)

GBS Enterprises Incorporated

Consolidated Balance Sheets

December 31, 2011 and March 31, 2011

(Unaudited)

	December 31, 2011	March 31, 2011
	$	$
Assets
Current Assets
Cash and cash equivalents	3,537,517	8,530,864
Debtors (Accounts receivable)	4,544,023	5,698,320
Inventories	264,611	-
Prepaid expenses	1,097,370	1,423,281
Other receivables	796,454	2,222,887
Total current assets	10,239,975	17,875,353

Property, plant and equipment - Note 5	2,133,969	298,497
Financial assets	2,818,310	837,480
Investment in related company, at equity	285,908	290,973
Prepaid expenses	725,178	-
Deferred tax assets	3,385,350	1,136,135
Goodwill - Note 6	49,693,027	39,688,967
Software - Note 7	17,110,114	16,514,894
Other assets	319,139	223,630
Total non-current assets	76,470,995	58,990,576

Total assets	86,710,970	76,865,929

Liabilities and stockholders' equity
Current liabilities
Notes payable	1,462,560	1,440,295
Liabilities to banks	39,073	50,073
Accounts payables and accrued liabilities	5,489,528	4,996,748
Deferred income	7,200,058	6,208,458
Other liabilities	3,507,192	2,820,002
Due to related parties - Note 8	475,579	830,156
Shares payable - Note 9	298,956	-
Total current liabilities	18,472,945	16,345,733

Liabilities to banks	3,606,461	780,277
Deferred tax liabilities	611,849	878,450
Retirement benefit obligation	163,648	153,962
Other liabilities	2,786,781	6,127,373
Total non-current liabilities	7,168,739	7,940,061

Total liabilities	25,641,684	24,285,794

GBS Enterprises Incorporated

Consolidated Balance Sheets

December 31, 2011 and March 31, 2011

(Unaudited)

	December 31, 2011	March 31, 2011
	$	$
Stockholders' equity
Capital stock - Note 10
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding
27,247,958 shares of common stock
(22,544,000 shares at March 31, 2011)	27,248	22,544
Additional paid in capital	47,325,971	33,894,661
Deficit	(2,888,488)	(322,519)
Other comprehensive income	73,951	(13,639)

	44,538,682	33,581,047
Noncontrolling interest in subsidiaries	16,530,604	18,999,088

Total stockholders' equity	61,069,286	52,580,135

Total stockholders' equity and liabilities	86,710,970	76,865,929

GBS Enterprises Incorporated

Consolidated Statements of Operations

For the Three and Nine Month Periods Ended December 31, 2011 and 2010

(Unaudited)

	For the three months		For the nine months
	Ended December 31		Ended December 31
	2011	2010	2011	2010
	$	$	$	$

Net sales	8,229,318	5,362,060	21,320,351	17,959,639
Cost of goods sold	4,693,603	2,718,728	10,843,557	8,687,916
Gross profit	3,535,716	2,643,332	10,476,794	9,271,723

Operating expenses
Selling expenses	4,308,647	2,036,168	12,277,502	7,537,061
Administrative expenses	1,589,374	715,228	4,846,513	2,724,305
General expenses	160,162	397,130	861,017	979,973
	6,058,183	3,148,526	17,985,032	11,241,338

Operating income	(2,522,468)	(505,194)	(7,508,238)	(1,969,616)

Other Income (expense)
Other Income (expense)	(245,631)	(533,815)	64,916	888,513
Interest income	2,563	2,366	19,449	19,454
Interest expense	(43,471)	527,293	(251,955)	307,239
	(286,539)	(4,157)	(167,590)	1,215,206

Income (loss) before income taxes	(2,809,007)	(509,352)	(7,675,828)	(754,410)

Income tax (income) expense	(971,062)	(456,672)	(2,554,134)	(416,596)

Net income (loss)	(1,837,945)	(52,680)	(5,121,694)	(337,813)

Net income (loss) attributable to non controlling interest	(932,163)	575	(2,555,725)	(8,996)

Net income (loss) attributable to stockholders	(905,782)	(53,255)	(2,565,969)	(328,817)

Other comprehensive income	144,444	-	174,831	9,572

Other comprehensive income attributable to non noncontrolling interest	72,078	-	87,241	4,776

Net income (loss) and comprehensive income (loss) attributed to stockholders	(833,416)	(53,255)	(2,478,378)	(324,022)

Net earnings (loss) per share, basic and diluted	$(0.04)	$0.00	$(0.10)	$(0.00)

Weighted average number of common stock outstanding, basic and diluted	25,458,401	16,500,000	24,632,896	16,500,000

GBS Enterprises Incorporated

Consolidated statements of Cash Flows

For the Nine Month Periods Ended December 31, 2011 and 2010

(Unaudited)

	December 31, 2011	December 31, 2010
	$	$
Cash flow from operating activities
Net loss / net income	(2,565,969)	(328,817)
Adjustments
Deferred income taxes	(2,515,815)	(485,886)
Depreciation and amortization	3,462,047	3,125,805
Earnings from equity investment	5,065	12,282
Minority interest losses	(2,555,725)	(8,996)
Stock based compensation	34,000	-
Foreign exchange	140,831	-
Changes in operating assets and liabilities
Accounts receivable and other assets	2,181,463	2,613,710
Retirement benefit obligation	(95,510)	75,149
Inventories	(264,611)	(7,510)
Accounts payable and other liabilities	2,227,834	(1,465,629)
Net cash provided by operating activities	53,610	3,530,107

Cash flow from investing activities
Purchase of intangible assets	(3,035,533)	(5,091,537)
Purchase of property, plant and equipment	(2,186,029)	(5,278)
Purchase of financial assets	(1,980,066)	97,958
Net cash used in investing activities	(7,201,629)	(4,998,857)

Cash flow from financing activities
Net borrowings - banks	2,815,184	772,958
Other borrowings	(3,330,906)	460,062
Net proceeds from exercise of warrants	3,024,970	-
Loans from related party	(354,577)	-
Net cash used in financing activities	2,154,671	1,233,020

Net decrease in cash	(4,993,347)	(235,730)
Cash and cash equivalents - Beginning of period	8,530,864	1,744,965

Cash and cash equivalents - End of period	3,537,517	1,509,235

Note 11 - Supplemental Cash Flow Information

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

Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

NOTE 2 - OPERATIONS AND RESTRUCTURING

GBS Enterprises Incorporated, a Nevada corporation (sometimes referred to in these statements as the “Company,” “GBSX,” “we,” “us,” “our” or similar terms), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s core business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of business solutions worldwide. GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. GROUP provides IBM Lotus Notes/Domino Application Transformation technology and related Cloud Computing technology. Headquartered in Eisenach, Germany, GROUP has offices throughout Europe and North America.

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

NOTE 2 - OPERATIONS AND RESTRUCTURING (continued)

On November 5, 2010, the Company entered into an agreement to acquire approximately 28.2% of the outstanding common shares of GROUP Business Software AG, (“GROUP”) a German company, trading on the Frankfurt Stock Exchange under the symbol INW. The Company purchased 3,043,985 of its own shares for $300,000 and then exchanged those shares for 7,115,500 shares of common stock of GROUP. Their fair value was calculated at $.579 per share as determined by an independent valuation firm. The agreement was effective December 30, 2010. The acquisition was a two-step transaction, culminating in a share exchange.

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

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements for March 31, 2011.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at December 31, 2011, the Company did not have any cash equivalents ($nil – 2010).

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with FASB Codification topic, 360.10, Property, Plant and Equipment, Impairment or Disposal of Long-Lived Assets. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds their expected cash flows, whereby it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairment has been recognized in the accounts.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use value is generally used in order to determine the recoverability of goodwill and intangible assets with an indefinite useful life. The current plan serves as the basis for this policy. The planning assumptions are each adjusted for the current state of knowledge. Reasonable assumptions regarding macroeconomic trends and historical developments are taken into account in making these adjustments. Future estimated cash flows are essentially determined based on the expected growth rates of the markets in question.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The assets and liabilities of GROUP, the acquirer for financial reporting purposes, are measured and recognized in the consolidated financial statements at their pre-combination carrying amounts in accordance with ASC 805-40-45-2(a). Therefore, in a reverse acquisition, the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of GROUP’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

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

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc. (“IDC”), a Delaware corporation with offices in Chicago, New York, London and other key cities. Pursuant to the acquisition agreement of July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption was $4,713.005.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd. (“SYN”), a Mauritius corporation and the shareholders of SYN (the “Selling Shareholders”) owning 100% of issued and outstanding shares of SYN. Pursuant to the agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (“SYN Shares”) effective November 1, 2011 in consideration for (i) 700,000 shares of common stock of GBS and (ii) $525,529 (Five Hundred Twenty Five Thousand, Five Hundred Twenty Nine United States Dollars). The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement.

The assets and liabilities of these companies represent the values as of September 30, 2011 as per Regulation S-X Rule 11-02.

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

	December 31, 2011			March 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$
Equipment	5,747,500	3,613,532	2,133,968	4,857,380	4,558,883	298,497

NOTE 6 – GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill as of 12.31.2009 in kUSD	Goodwill YE in kUSD	Goodwill Q2 in kUSD
global words AG	01/10/02	4,821.9	5,095.3	5,095.3
GROUP Technologies AG	01/09/05	4,239.4	4,479.7	4,479.7
GROUP Business Software Inc.	31/12/05	2,060.7	2,177.5	2,177.5
GROUP LIVE N.V.	31/12/05	1,253.2	1,324.2	1,324.2
zurückbehaltener GoF CRM	31/12/05	2,941.7	3,108.4	3,108.4
GROUP Business Software Ltd	31/12/05	2,616.7	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/05	419.8	443.6	443.6
GAP AG für GSM Applikationen und Produkte	31/12/05	1,811.2	1,913.9	1,913.9
Relavis Corporation	01/08/07	6,897.2	7,288.3	7,308.0
Permessa	22/09/10	0.0	2,387.4	2,387.4
GROUP Business Software AG	06/01/11	8,705.5	8,705.5	8,705.5
Pavone AG	01/04/11			4,956.7
Groupware Inc.	01/06/11			992.8
IDC	01/07/11			2,496.2
SD Holding	01/10/11			1,538.6
		35,767.3	39,689.0	49,693.0

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

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company had the following transactions with related parties for the nine months ending December 31, 2011 and 2010:

	2011	2010
	$	$
Expenses paid to related parties:
Wages	138,775	126,681
Rent	30,332	28,671
Consulting fees	632,984	259,604
Interest	23,327	-
Stock Base Compensation	34,000	-

The transactions between the Company and the parties were consummated at the price agreed upon between the parties.

The following balances were outstanding	Dec 31	March 31
	2011	2011

Due to (form) a director and shareholder, unsecured demand note payable, bearing interest at 5%	$(24,421)	$117,250
Due to Lotus Holdings Ltd., a shareholder, demand notes bearing interest at 5%, due October 30, 2012
- secured by shares in GROUP Business Software AG	500,000	600,000
- secured by OUTPUT Software	-	105,000
Accrued interest	-	7,906
	$475,579	$830,156

NOTE 9 – SHARE PAYABLE

The account relates to shares to be issued in connection with the purchase of 100% interest in SD Holdings. Amount consists of 145,832 shares of the company at $2.05 per share, not yet issued.

NOTE 10 - CAPITAL STOCK

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

NOTE 10 - CAPITAL STOCK (continued)

On July 25, 2011 the Company issued 880,000 shares of common stock as a partial payment for 100% of the issued and outstanding shares of IDC Global, Inc. The fair value of the shares issued was determined to be $3,080,000

On November 1, 2011 the Company issued 554,168 shares of common stock as a partial payment for 100% of the issued and outstanding shares of SD Holdings. The fair value of the shares issued was determined to be $1,136,044.

On December 13, 2011 the Company issued 2,020,000 shares of common stock from the exercise of 2,020,000 warrants for total proceeds of $3,030,000. The cost of issuance was $5,030, making net proceeds $3,024,970.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions during the period are described above in Note 4 – Subsidiary Companies Acquired and Note 9 – Capital Stock.

	December 31, 2011	December 31, 2010

Interest paid	$251,954	$307,239
Income taxes paid	$338,231	$54,543

NOTE 12 – STOCK BASED COMPENSATION

Effective April 1, 2011, a warrant to purchase shares was granted to an officer of the Company. The warrant allowed the grantee to purchase 100,000 common shares of the Company at $1.50. The warrant may be exercised any time before the third anniversary of the grant. This was the only stock based compensation granted in either of the nine month periods ending December 31, 2011 or December 31, 2010.

Compensation was recorded at the fair value of the warrant as at the grant date based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	1.19%
Expected life	3 years
Expected volatility	77.1%

Under the fair value method of accounting for stock options (warrants) the Company recorded compensation expense for the six months ending December 31, 2011 of $34,000 ($nil – 2010). This amount has been credited to additional paid in capital.

NOTE 13- WARRANTS

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

NOTE 13- WARRANTS (continued)

Common Stock Warrants Issued	Common	Exercise	Valuation	Fair Value per	Warrants'
to Outside Consultants	Shares	Price	Date	Warrant Share	Fair Value

Issued on October 1, 2010	2,000,000	$4.00	10/1/2010	$-	$-
Issued on March 14, 2011	707,280	$1.50	3/14/2011	$0.34	$240,475
Issued on March 24, 2011	15,000	$1.50	3/24/2011	$0.34	$5,100

Total Warrant Value					$245,575

The fair value of the warrant as at the grant date of October 1, 2010 was based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	0.74%
Expected life	2.5 years
Expected volatility	65.0%

The fair value of the warrants as at the grant dates of March 14, and March 24, 2011 were based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	1.07 – 1.19%
Expected life	3 years
Expected volatility	77.2%

As at December 31, 2011, the number of shares the warrants outstanding could purchase if exercised was as follows:

		Weighted
	Common	Average
Warrants	Shares	Price/sh
Outstanding, beginning of period	8,766,280	$2.07
Issued	100,000	$1.50
Exercised	(2,020,000)	$1.50
Expired	-	$-
Outstanding, end of period	6,846,280	$2.23

NOTE 14 – SEGMENT REPORTING

The Company reports segment information based on the “management” approach. Operating segments are defined as components of an enterprise whose separate financial information is evaluated regularly by the chief decision maker in deciding how to allocate resources and assess performance. Since the company operates in one segment, all required financial segment information can be found in the consolidated financial statements.

Revenues by geographic area for the three and nine months ended December 31, 2011 and 2010 are as follows (USD 000's).

	For the three months		For the nine months
	ended		ended
	December 31,		December 31,
	2011	2010	2011	2010

US	2,398	1,242	6,442	4,190

Other	5,831	4,120	14,878	13,770

	8,229	5,362	21,320	17,960

Long-lived assets by geographic area, which primarily include property plant and equipment net as of December 31, 2011 and March 31, 2011 were as follows (USD 000’s).

	December	March
	31,	31,
	2011	2011

US	1,647	1

Other	487	297

	2,134	298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of business solutions worldwide.  GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides IBM Lotus Notes/Domino Application Transformation technology and related Cloud Computing technology. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America. The Company’s maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

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

Effective December 30, 2010, the Company acquired approximately 28.2% of the issued and outstanding shares of common stock of GROUP, pursuant to Share Purchase Agreements between the Company and several of GROUP’s stockholders, including Mr. Joerg Ott (also the Company’s Chairman and Chief Executive Officer). Pursuant to the Share Purchase Agreements, the Company acquired an aggregate of 7,115,500 shares of common stock of GROUP in consideration for an aggregate of 3,043,985 shares of the Company’s common stock.

On January 6, 2011, the Company acquired an additional 5,525,735 shares of common stock of GROUP, representing approximately 21.9% of the issued and outstanding shares, from several additional GROUP stockholders in consideration for an aggregate of 2,361,426 shares of the Company’s common stock.

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

IaaS providers have massive data centers that can handle the data run over the cloud, the largest of which is Amazon.com. IBM also participates in this business and hosts GROUP Live. PaaS providers offer the actual cloud platform that runs on the IaaS data centers and can deploy the applications (SaaS products).  Some of the leading PaaS providers include Amazon Web Services, Microsoft Azure Services Platform, Google App Engine, and Rackspace Cloud, along with GBS’s CAP and GROUP Live products.  SaaS delivers applications on the cloud, which simplify product licensing and maintenance.  The SaaS market was first filled by a number of CRM (Customer Relationship Management), ERP  (Enterprise Risk Management) and email applications but has spread into nearly all other types of software.  Leading providers in this space include Salesforce.com, Google and Zoho as well as IBM’s Lotus Live suite.  In 2009, SaaS made up the bulk of cloud computing revenue at $8 billion ( Source : IDC, June 2010).

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

Acquisitions of Subsidiary Companies

During the nine month period ended December 31, 2011, the Company made four business acquisitions as described below:

•	Effective April 1, 2011, the Company entered into an agreement to acquire 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including the assumption of $11,261 in debt was $5,261,261.

•	Effective June1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a State of Florida corporation. As consideration the Company paid $250,000 and issued 250,000 shares of its common stock. The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including the assumption of $219,902 in debt was $1,554,902.

•	On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc. (“IDC”), a Delaware corporation with offices in Chicago, New York, London and other key cities. Pursuant to the acquisition agreement of July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and pay signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption was $4,713.005.

•	On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd. (“SYN”), a Mauritius corporation and the shareholders of SYN (the “Selling Shareholders”) owning 100% of issued and outstanding shares of SYN. Pursuant to the agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (“SYN Shares”) effective November 1, 2011 in consideration for (i) 554,168 shares of common stock of GBS and (ii) $525,529. The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement.

The assets and liabilities of these companies represent the values as of September 30, 2011 as per Regulation S-X Rule 11-02.

Results of Operations

Comparison of Consolidated Balance Sheets at December 31, 2011 and March 31, 2011

Assets

Total Assets increased from $76,865,929 at March 31, 2011 to $86,710,970 at December 31, 2011. Total Assets consists of Total Current Assets and Total Non-Current Assets.

At December 31, 2011, our Total Current Assets were $10,239,975, compared to $17,634,353 at March 31, 2011. Our cash and cash equivalents decreased from $8,530,864 at March 31, 2011 to $3,537,517 at December 31, 2011. The decrease was primarily due to the Company’s continued expenditures in development of the Transformer and Cloud Application Platform technologies.  Accounts Receivable decreased from $5,698,320 at March 31, 2011 to $4,544,023 at December 31, 2011. This decrease was primarily due to seasonality issues in that billings increase at the beginning of the calendar year for recurring software maintenance and receivables decline during the year as these maintenance receivables are collected. Inventories increased from $0 at March 31, 2011 to $264,611 at December 31, 2011 primarily as the result of the accumulation of work-in-process labor which will be billed to clients when the projects are completed in the 4th quarter ending March 31, 2012. Prepaid Expenses decreased from $1,423,281 at March 31, 2011 to $1,097,370 at December 31, 2011 and consisted primarily of the expensing of prepaid items that consisted of office supplies and materials. Other receivables consisted of a receivable for anticipated compensation for damages, security deposits and tax refund claims. Other receivables decreased from $2,222,887 at March 31, 2011 to $796,454 at December 31, 2011. The decrease was primarily due to the receipt of a cash payment of $1,901,522 from an insurance company for damages compensation.

At December 31, 2011, our Total Non-Current Assets were $76,470,995, compared to $58,990,576 at March 31, 2011. Property, plant and equipment increased from $298,497 at March 31, 2011 to $2,133,969 at December 31, 2011 due to the acquisition of IDC whose property, plant and equipment assets consisted primarily of computer equipment and leasehold improvements used in the datacenter operations of IDC. For additional details, see Note 5 – Property, Plant and Equipment in the footnotes to the Interim Consolidated Financial Statements.

Our Financial Assets increased from $837,480 at March 31, 2011 to $2,818,310 at December 31, 2011. The increase resulted from a loan from the Company to GROUP Business Software AG. This loan would typically be classified as an intercompany loan and would be eliminated in consolidation, however, because of the application of the 93-day Rule, the intercompany loan will not be eliminated until the 4th quarter ending March 31, 2012 due to the one quarter timing difference between the two companies’ financial statements as reflected in the consolidated statements. Investment in related company was $290,973 at March 31, 2011 and decreased slightly to $285,908 at December 31, 2011. This amount represents an equity investment in BERS, a Bulgarian development company. Non-current Prepaid expenses increased from $-0- at March 31, 2011 to $725,178 at December 31, 2011 and consisted primarily of the reclassification of prepaid taxes to non-current prepaid taxes relating to recent acquisitions. Deferred Tax Assets increased from $1,136,135 at March 31, 2010 to $3,385,350 at December 31, 2011. The increase resulted from net operating loss carry forwards from the tax impact of recent losses relating to the operations of GROUP Business Software, AG, and the Company. Goodwill increased from $39,688,967 at March 31, 2011 to $49,693,027 at December 31, 2011. The increase was primarily due to the purchase of Pavone, AG, Groupware, Inc., IDC and SD Holdings which accounted for a total increase to Goodwill of approximately $9.98 million relating to these acquired companies. For additional details, see Note 6 – Goodwill in the footnotes to the Interim Consolidated Financial Statements.

Software increased from $16,514,894 at March 31, 2011 to $17,110,114 at December 31, 2011 and the increase consists of capitalized development costs and software, product rights and licenses acquired in recent acquisitions during the period. For additional details, see Note 7 – Software in the footnotes to the Interim Consolidated Financial Statements.

Other Assets increased from $223,630 at March 31, 2011 to $319,139 at December 31, 2011 and the increase consisted of additional reinsurance payments relating to an increase in pension obligations.

Liabilities

Total Liabilities increased from $24,285,794 at March 31, 2011 to $25,641,684 at March 31, 2011. Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At December 31, 2011, our Total Current Liabilities were $18,472,945, compared to $16,345,733 at March 31, 2011. Notes Payable increased from $1,440,295 at March 31, 2011 to $1,462,560 at December 31, 2011. The increase is related to notes payable associated with GROUP Business Software, AG warrants and the notes were paid off in January 2012. Liabilities to Bank decreased from $50,073 at March 31, 2011 to $39,073 at December 31, 2011 and the decrease consisted of payments made to reduce loan balances. The decrease from 2010 to 2011 was primarily due to a reduction from the bank liabilities. Accounts Payable and Accrued Liabilities increased from $4,996,748 at March 31, 2011 to $5,489,528 at December 31, 2011 and consists of Trade payables, Tax accruals and other accruals. The increase was primarily due to the acquisition of the four companies previously mentioned which accounts for most of the increase reflected in the corporate consolidation. Deferred Income increased from $6,208,458 at March 31, 2011 to $7,200,058 at December 31, 2011 and consists mainly of maintenance income collected in advance for the period after the end of the fiscal year. The increase was primarily due to the fact that four new acquisitions reflecting additional deferred income are included in the corporate consolidation for the period. Other Liabilities increased from $2,820,002 at March 31, 2011 to $3,507,192 at December 31, 2011 and the increase consists of the liabilities assumed relating to the acquisitions of four companies during the period as previously mentioned. Due to related parties decreased from $830,156 at March 31, 2011 to $475,579 at December 31, 2011 due to cash payments made to reduce the obligation during the period. For additional details, see Note 8 – Related Party Transactions and Balance in the footnotes to the Interim Consolidated Financial Statements. Shares payable balance reflects the obligation of the remaining shares owed to SD Holdings resulting from the acquisition in December 2011. The amount was calculated based on 145,832 shares of the Company at $2.05 per share. For additional details, see Note 9 – Share Payable in the footnotes to the Interim Consolidated Financial Statements.

At December 31, 2011 our Total Non-Current Liabilities were $7,168,739, compared to $7,940,061 at March 31, 2011. The decrease was primarily due to the reclassification of a portion of the balances to current liabilities. Non-Current Liabilities to Banks increased from $780,277 at March 31, 2011 to $3,606,461 at December 31, 2011. The increase consists of a long-term loan obligation to Baden-Württembergische Bank used for additional software development during the period relating to the Transformer and Cloud technologies. Deferred Tax Liabilities decreased from $878,450 at March 31, 2011 to $611,849 at December 31, 2011 and consists of the Deferred Tax Liabilities from the capitalization of software costs and the depreciation of property, plant and equipment assets. Retirement Benefit Obligation increased from $153,962 at March 31, 2011 to $163,648 at December 31, 2011. The increase consisted of additional obligations for pension plan benefits earned by the employees during the period. Other Non-Current Liabilities decreased from $6,127,373 at March 31, 2011 to $2,786,781 at December 31, 2011. The decrease was primarily the result of a reclassification of non-current Other liabilities to current Other liabilities. Approximately $2.8 million of non-current Other Liabilities relating to the Lotus 911 and Permessa acquisitions was reclassified to current liabilities during the nine month period ending December 31, 2011.

Revenues

For the fiscal quarter ended December 31, 2011, our Net Sales increased to $8,229,318 from $5,362,060 for the fiscal quarter ended December 31, 2010. The Company generates nets sales from Licenses, Maintenance, Services, Third-Party Products and Other. This increase is mainly the result of increases in Transformer sales activity and the impact of four acquisitions made by the Company during the nine month period ended December 31, 2011.

Cost of Goods Sold

For the fiscal quarter ended December 31, 2011, our Cost of Goods Sold increased to $4,693,603 from $2,718,728 for the fiscal quarter ended December 31, 2010. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses. The increase was primarily due to the increase in costs for Software Licenses based on a higher sales volume. In addition, the cost of goods sold is higher because of the increase in salaries and related expenses to fulfill our business objectives in GROUP Live, our cloud application platform, and our Transformer Business.

Operating Expenses

For the fiscal quarter ended December 31, 2011, our Operating Expenses increased to $6,058,183 from $3,148,526 for the fiscal quarter ended December 31, 2010. Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses. For the fiscal quarter ended December 31, 2011, our Selling Expenses increased to $4,308,647 from $2,036,168 for the fiscal quarter ended December 31, 2010. Selling Expenses consist of the cost for the Sales, Marketing and Service units. The increase was due to additional recruiting of sales personnel and additional selling expenses relating to the four acquisitions previously described. For the fiscal quarter ended December 31, 2011, our Administrative Expenses increased to $1,589,374 from $715,228 for the fiscal quarter ended December 31, 2010. Administrative Expenses consist of costs for the management and administration units. The reason for the increase was primarily due to the additional administrative expenses associated with the four acquisitions made during the nine month period ended December 31, 2011. For the fiscal quarter ended December 31, 2011, our General Expenses decreased to $160,162 from $397,130 for the fiscal quarter ended December 31, 2010 due to cost cutting efforts made during the period.

Liquidity & Capital Resources

At December 31, 2011, we had $3,537,517 in cash and cash equivalents, compared to $8,530,864 at March 31, 2011. In March 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. The Warrants are only exercisable by the payment of cash. Pursuant to the terms of the Warrants, the holders of the Warrants are required to exercise their Warrants in the event our Common Stock trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days. Also, throughout the three year exercise period of the Warrants, the Company has the right to redeem the Warrants for $0.05 per share. The Company has agreed to register the 6,044,000 shares of Common Stock issuable upon the exercise of the Warrants under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1. The Company has not filed such Registration Statement as of the date of this Form 10-Q. Upon the full exercise of the Warrants, the Company would receive gross proceeds of $9,066,000.

During the quarter ended December 31, 2011, certain Warrant holders exercised their Warrants to purchase an aggregate of 2,020,000 shares of Common Stock for a total purchase price of $3,030,000. The cost of issuance was $5,030, resulting in net proceeds of $3,024,970.

We intend to use the net proceeds of the exercises of the Warrants to increase our marketing, advertising and Cloud and Transformer service development teams, acquisitions and for general corporate working capital purposes.

Management believes that the Company’s cash at December 31, 2011and available credit lines, will be sufficient to meet the Company’s working capital requirements for the next 12 month period. Management believes that as a result of the assets purchased to date, it will generate additional funds and that it will be able to obtain additional capital as required to meet projected operational requirements.

Cash Flows

	For the Nine Month Periods Ended
	December 31,
	2011	2010
Cash provided by operating activities	$53,610	$3,530,107
Net cash provided by (used in) Investing Activities	$(7,201,629)	$(4,998,857)
Net cash provided by (used in) Financing Activities	$2,154,671	$1,233,020

Net increase (decrease) in cash and cash equivalents during the period	$(4,993,347)	$(235,730)
Cash and cash equivalents, beginning of period	$8,530,864	$1,744,965

Cash and cash equivalents, end of period	$3,537,517	$1,509,235

Cash provided by operating activities for the nine month period ending December 31, 2011 was approximately $54,000, which is about $3.4 million less than the comparative period ending December 31, 2010. This change is primarily due to the expenditures made by the Company in developing the Transformer and GROUP Live technologies. The cash used in investing activities during the nine month period ending December 31, 2011was approximately $7.2 million, compared to cash used in investing activities in the comparative period ending December 31, 2010 of $4,998,857. This increase was primarily due to the investments in the four acquisitions made during the nine month period ending December 31, 2011 as previously described. Net cash used in financing activities increased from $1,233,020 for the nine month period ended December 31, 2010 to $2,154,671 for the nine month period ended December 31, 2011. The increase was primarily due to the exercise of warrants in December 2011 resulting in proceeds of $3,024,970 which was offset by a net decrease in borrowings of $870,299 resulting in net cash provided by financing activities of $2,154,671.

The Company has no significant planned commitments for capital expenditures and does not anticipate using either internal or external sources of funds for capital expenditure programs. As a software and services firm, the Company is not capital intensive and historically has had minimal or no planned capital expenditures. Therefore, the present or expected future impact on the Company’s liquidity for capital expenditure purposes is minimal and not material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.   The areas where critical estimates were made that have significant importance to the financial statements are as follow:

(a)	Allowance for doubtful accounts. The company provides for potential bad debts on an account by account basis. Bad debts have not been significant and our allowance has been accurate. Non trade receivables are also scrutinized and allowed for based on expected recovery. One significant item ($1,902,000) which was previously written off was re-evaluated and reinstated during fiscal 2011. The amount was subsequently paid.

(b)	Allocation of the price paid when acquiring subsidiaries. When the Company acquires subsidiary companies an allocation of the purchase is required. The allocation is based on management’s analysis of the value of the net assets, and is based on estimated future cash flows that each component will produce. Such components might include software, customer lists and other intangible assets that are not readily determinable. The allocation will have significant impact on the future earnings of the Company as certain assets, customer lists for example, must be amortized and charged to operations over time, while other assets, notably goodwill, do not.

(c)	Impairment testing on intangibles and goodwill. As noted in more detail below, these areas involve numerous estimates as to expected cash flows, expected rates of return and other factors that are difficult to determine and are often out of the Company’s direct control. Accordingly, the Company adopts a conservative approach and has experienced better than projected results.

(d)	Valuation of deferred tax credits. The Company provides an allowance for tax recoveries arising from the application of losses carried forward. An allowance is provided where management has determined that it is less than likely that the loss will be applied and income taxes recovered.

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

Currency Risk

We use the US dollar as our reporting currency.  The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro and the British pound.  Accordingly, some assets and liabilities are incurred in those currencies and we are subject to foreign currency risks.

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

Foreign Currency Translation

The functional currency of the Company is US dollars. For financial reporting purposes, the financial statements of GROUP were translated into US dollars. Assets and liabilities were translated at the exchange rates at the balance sheet dates and revenue and expenses were translated at the average exchange rates and stockholders’ equity was translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity .

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

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

The assets and liabilities of GROUP, the acquirer for financial reporting purposes, are measured and recognized in the consolidated financial statements at their precombination carrying amounts in accordance with ASC 805-40-45-2(a). Therefore, in a reverse acquisition, the non-controlling interest reflects the non-controlling stockholders’ proportionate interest in the pre-combination carrying amounts of GROUP’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Certifying Officers believe that the following material weaknesses have caused the Company’s disclosure controls and procedures to be ineffective:

■	LACK OF SEGREGATION OF DUTUES OF INTERNAL ACCOUNTING AND SEC REPORTING DEPARTMENTS.

■	LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS. As of December 31, 2011, we did not have a functioning audit committee or outside directors on our board of directors.

■	LIMITED KNOWLEDGE OF U.S. GAAP BY THE COMPANY’S BOARD OF DIRECTORS AND ACCOUNTING AND REPORTING DEPARTMENTS. As of December 31, 2011, our Board of Directors had had two directors: Joerg Ott, who also serves as the Chief Executive Officer of the Company, and Gary MacDonald, who also serves as the Executive Vice President and Chief Development Officer of the Company. Mr. Ott and Mr. MacDonald have limited knowledge of U.S. GAAP, and the Certifying Officers believe that this limited knowledge constitutes a material weakness of the Company’s disclosure controls and procedures. The Company’s internal accounting and reporting departments also have limited knowledge of U.S. GAAP which the Certifying Officers also believe constitutes a material weakness of the Company’s disclosure controls and procedures.

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results. Notwithstanding the foregoing, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Company’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required disclosure controls and procedures.

The Company is committed to improving its financial organization. As part of this commitment, the Company intends to create a position within the Company’s accounting and finance team to segregate duties consistent with its control objectives and will increase its personnel resources and technical accounting expertise within the accounting function.

During the fiscal quarter ended December 31, 2011, the Company commenced an extensive recruitment process to locate, interview and retain the services of several qualified persons to serve as independent directors of the Company’s Board of Directors and as members of one or more of the Board’s Committees intended to be formed in the near future: the Audit Committee, Compensation Committee and Corporate Governance, Regulatory and Nominating Committee.

To date, the Company has extended invitations to four individuals deemed to be qualified by the Board, including one who would qualify as an “audit committee financial expert” under Rule 507 of Regulation S-K. The Board intends to appoint these four individuals to the Board and one or more of the Board’s Committees in the near future and will file a Form 8-K therein disclosing the required information.

One of the Committees that the Board expects to form once the new directors are elected is the Audit Committee which will consist of a majority of independent directors. The Audit Committee will assist the Board in fulfilling its responsibility to oversee the conduct and integrity of the Company’s financial reports, internal controls and compliance with legal and regulatory requirements, with ultimate authority to: (i) select, appoint, dismiss, compensate and oversee the Company’s independent auditors; (ii) preapprove all auditing and non-auditing services to be provided by the independent auditors (other than nonauditing services that are de minimis); (iii) oversee the independence and qualification of the Company’s independent auditors; (iv) oversee the performance of the Company’s internal audit and surveillance functions; and (v) prepare any reports of the Committee that are required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

Management will continue to monitor and evaluate the effectiveness of the Company’s disclosure controls and procedures on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls over Financial Reporting

On December 2, 2011, the Company’s Board of Directors elected Gary MacDonald as a Director to serve until the next annual meeting of stockholders or until his successor is elected and qualified. Mr. MacDonald is not deemed to be an “independent director” in light of the fact that he also serves as the Executive Vice President and Chief Development Officer of the Company and the Chief Corporate Development Officer of GROUP.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 16, 2011, the issued an aggregate of 554,168 shares of common stock of the Company to the stockholders of Synaptris pursuant to the Synaptris Acquisition Agreement, as amended. The Company issued the shares of Common Stock pursuant to the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Securities Act”), provided under Section 4(2) under the Securities Act due to the fact that the share issuances were isolated, not advertised and did not involve a public offering of securities.

During the quarter ended December 31, 2011, five investors in the Company’s private placement offering consummated in March 2011 exercised their Warrants to purchase an aggregate of 2,020,000 shares of Common Stock for an aggregate purchase price of $3,030,000. The Warrants were exercisable for $1.50 per share of Common Stock and the shares of Common Stock issuable upon the exercise of the Warrants were “restricted” under Rule 144 of the Securities Act. The Company issued the shares of Common Stock underlying the Warrants based on the registration exemption provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act due to the fact that the sales were isolated, not advertised and did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

10.1(1)	Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.

10.2(2)	Amendment, dated October 31, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.

10.3(2)	Amendment, dated November 30, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.

10.4(2)	Amendment, dated December 16, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.

31.1(2)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(2)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(2)	Section 1350 Certification of Principal Executive Officer

32.2(2)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2011 and incorporated by reference herein.
(2)	Filed herewith.
(3)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: February 14, 2012	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2012	By: /s/ Ronald Everett
Ronald Everett
Chief Financial Officer
(Principal Financial and Accounting Officer)

