Form 10-K/A
period 2011-03-31
GBS Enterprises Inc
filed 2012-03-23
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 15, 2012, there were 27,252,958 shares of common stock, $0.001 par value per share, of the Registrant issued and outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant is filing this Form 10-K/A (Amendment No. 3) in response to comments received by the Commission regarding the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed on July 14, 2011, as amended. Unless otherwise noted, the information contained in this Form 10-K/A (Amendment No. 3) is as of March 31, 2011.

The Company reports segment information based on the “management” approach. Segment management is performed at the level of chief operating decision maker. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by Joerg Ott, the Company’s chief operating decision maker (CODM), in deciding how to allocate resources and assessing performance. Because of this management structure, the Company has only one reporting unit which is the same as an operating or reportable segment, which is no different, in this case, as the entity as a whole (entity or consolidated level). In summary, the Company presents its financial statements as a single reporting unit because it directly reflects the way the entity manages its operations through its chief operating decision maker. All of the Company’s operations are being performed in the area of software and services. Therefore, pricing models, gross margin and the nature of all business activities are similar. The Company groups its software and services into portfolios that are categorized into classes such as Applications, GroupLive/ Cloud Computing and Consulting/Expert Services to simplify market communication. The Company is managed as a single reporting unit, and all required financial segment information will be found in the consolidated financial statements.

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

PART I

Item 1. Business

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), through its subsidiaries is a global operating software and services company. We focus on cloud automation technology, commercial and governmental application modernization and migration, and business application development, deployment and management, primary in the IBM Lotus Notes and Domino space. We help customers, such as commercial and government organization IT departments, system integrators, ISV’s, Data Center providers, solve IT challenges such as

▪	Shaping IT strategy & planning
▪	Deploying, developing, maintaining and managing business applications
▪	Automating business processes
▪	Optimizing system & application performance
▪	Managing messaging systems & ensuring messaging security & compliance
▪	Simplifying application modernization, migration & deployment.
▪	Migrating and integrating messaging and application systems

GBSX is pursuing an aggressive growth strategy based upon highly targeted mergers and acquisitions so as to build its portfolio of technologies, applications, and services.

The Company’s main activities are focused on serving IBM’s Lotus Notes & Domino market where it has become IBM’s worlds’ largest provider of business application solutions.

To serve the demand for modernization of the applications run worldwide on the Domino platform the major innovation developed by the Company’s concentration of talent are certain specific software tools that allows IBM Lotus Software Group and its partners to rapidly and cost-effectively convert their customers’ existing Lotus based rich-client applications into modern, web accessible and client independent applications, avoiding any data migration and enable their customers to improve user experience. The use of modern XPages based Lotus Software applications allows customers to leverage self-service capabilities, benefit from IBM’s latest Lotus release features, and to be automatically ‘cloud’ ready. This Application Transformation technology (GBS Transformer product suite) dramatically increases IBM’s Lotus Software solutions competitiveness against providers such as Google, Salesforce, Microsoft Sharepoint and others.

The Company’s specific software tools enable IBM, the IBM Lotus Notes/Domino partners, system integrators (SIs) or commercial or governmental organization-controlled service units to solve the industry needs for efficient modernization of a Lotus environment, specifically for the highly distributed and heavily used IBM Lotus Notes/Domino applications. The Company’s modernization tools span the complete set of customer requirements and demands for application modernization and migration:

a)	Retire (automatically convert into full text searchable .pdf archived applications);
b)	Renew (automatically convert into modern web 2.0 styled, access anywhere applications);
c)	Rebuild (accelerate case-specific rebuilding into access anywhere applications); or
d)	Replace (accelerate case-specific replacing with a different technology).

The Company has also developed an innovative Cloud Automation Platform (GroupLive) enabling the automation of the processes beyond virtualization or managing customer dedicated or shared infrastructure, such as networks, servers and clients; GroupLive extends process automation for legacy applications, including user management, user access and application deployment without the need of rewriting the entire application. Automation is supposed to decrease IT labor by more than 50%, especially for application management and maintenance. GroupLive supports IT consolidation, standardization, modernization, utilization and optimization, as well as centralization, monitoring, and reporting. Customers gain more efficiency, reduce cost and free IT labor to refocus on strategic tasks rather than on overwhelming current day-to-day workloads. GroupLive is deployed in IBM’s Data Centers in Germany and will be deployed in the US in the GBS data centers shortly.

Since January 6, 2011, the Company owns majority control (50.1%) of GROUP Business Software AG (“GROUP”), a Frankfurt listed publicly-traded company (INW). GROUP is headquartered in Eisenach, Germany. GROUP’s businesses served as the foundation for GBSX to achieve its strategic objectives. In 2011, GBS has added more companies to complete its cloud automation and application management focused offering. With Pavone AG and Groupware AG the portfolio now includes cloud-enabled workflow management, as well as cloud-enabled application archiving. With the acquisition of IDC Global, Inc., Chicago, a high end data center provider, GBSX will start offering the GroupLive technology in the United States in the next months. The acquisition of SD Holdings, Inc., a specialized company in the area of analytics, business intelligence, reporting and services, provides GBS with access to the Asian markets as well as access to cost-effective high quality consulting resources. In addition, GBS plans to leverage SD’s Indian subsidiary as the foundation for its strategic service delivery factory.

GBS will leverage its technologies, partnerships and customer base to develop its successful business strategy and existing operations in North America, Asia and Europe. In particular, the Company will concentrate on rapidly evolving as a major provider of Cloud Automation Platform Technology software and IBM Lotus Notes/Domino Application Modernization & Migration Services.

Furthermore, the Company is currently negotiating a Reseller Agreement with IBM’s Lotus Software Division that would make it possible for IBM to bundle specific technology developed by the Company and sell them as an integrated product solution through IBM sales channel. The Reseller Agreement would provide the Company with software license, subscription and service based revenues.

In addition to the significant growth potential anticipated through its multiple partnerships with IBM, the Company also has the potential for dramatic growth from large strategic partnerships such as with major OEM players, SIs, ISV’s, data centers, as well as a variety of large enterprise class and medium sized end users who are in the business of application modernization, migration and/or management.

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

Subsequent Acquisitions:

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

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc. (IDC”), a Delaware corporation with offices in Chicago, New York, London and other key cities. Pursuant to the acquisition agreement of July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption was $4,713.005. IDC is a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC has data centers in Chicago, New York and London and other key cities. IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing. The acquisition of IDC provides the Company with the infrastructure needed to provide a comprehensive end-to-end solution for all customers regardless of their platforms. It proves especially beneficial to IBM Lotus Domino and Notes customers who finally have the same options as other platforms.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd. (“SYN”), a Mauritius corporation and the shareholders of SYN (the “Selling Shareholders”) owning 100% of issued and outstanding shares of SYN. Pursuant to the agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (“SYN Shares”) effective November 1, 2011 in consideration for (i) 700,000 shares of common stock of GBS and (ii) $525,529. The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement.

As previously reported by the Company on a Form 8-K/A (Amendment No. 2) filed by the Commission on March 12, 2012, on February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP to maintain its 50.1% ownership of GROUP. On February 27, 2012, an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP. The Company purchased the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

Our Products & Services

GBS has achieved significant growth by consolidating the fragmented Lotus Software market through the successful merger & acquisitions of companies with complementary product, technology or services offerings. Based on its organic growth and growth by acquisition GBS has continuously developed its software and service business to service and support GBS’s expanding Lotus customer base.

Historically, GROUP has achieved growth through acquisition by targeting attractive, yet underperforming companies with complimentary operations and leveraging GROUP’s expertise to successfully turnaround and integrate these targets.

Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expand customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

Going forward, the Company will focus on potential acquisition targets in the following areas of software and services: Applications, Professional Services, Hosting/Outsourcing Services, Administration and IT services, and XPages expertise.

Core Business Division Overview

Messaging and Business Application Software & Solutions product lines

GBS Messaging and Business Application Software & Solutions product lines include software and advisory services for email and Instant Messaging (IM) Management, Security, Compliance, Archiving and Productivity, CRM Applications, Governance, Risk & Compliance (GRC) Management software, Workflow and Business Process Management software, ePDF Archiving & Document Management and e-Banking solutions.

GBS develops, sells and installs well known business process and management software suites based on Lotus Notes / Domino and IBM Portal technology, mainly for major international companies and medium-sized customers.

Through GBS’s comprehensive messaging software product lines and associated services, Lotus Notes, Microsoft Exchange or SMTP-based-email customers, as well as Lotus Sametime customers are able to provide their users with secure, efficient and centrally administered use of e-mail and IM while maintaining control over their compliance with current legal requirements and corporate guidelines.

Consulting Services

As a leader in the IBM Lotus Notes Software and Services business GBS provides high-end consulting services to its customers. GBS develops, sells and orchestrates customer-specific Lotus Domino strategy and consulting services, such as CIO and IT department leader Strategic Advisory Services, Managed Services, Outsourcing, Administration, Assessments and Implementations, Performance Improvements, Custom Application Development , Governance and Security, Technical Support, and Training, as well as Email Migration Services. The talented team at GBS Experts has outstanding skill sets in the areas of system architecture and evaluation, application integration, e-mail and Instant Messaging, administration, application development, application migration, middleware deployments and licensing, outsourcing and hosting.

Based on GBS’s unique concentration of industry talent and expertise, mainly in the areas inside and around IBM Lotus Notes/Domino, inside and around corporate messaging (IBM, Microsoft, SMTP) and inside and around IT environmental and application assessment, analysis and reporting, commercial and governmental customers, as well as SIs and channel partners are able to relay on the industry leading strategic and tactical advisory services for evaluating, planning, staffing and execution of any customer project. GBS Consulting Services’ global team of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk

GBS’s focus on recruiting and retaining top Lotus expertise, positions our team to offer leading-edge Lotus Notes / Domino subject matter knowledge to our customers. As a testament to this focus, GBS employs 10 of the top 20 most recognized ‘market experts’ and thought-leaders in Lotus development and administration. GBS consultants have an average of over 12 years’ experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including Lotusphere, an annual conference hosted by IBM Lotus Software.

✓	As a Premier IBM Business Partner - GBS is one of the few partners that can sell and support licenses for all five IBM software brands: Lotus, WebSphere, Rational, Tivoli, and DB2

Cloud Computing

As IT departments face continuous budget reductions and constant pressure for higher performance and efficiency, CIOs are focusing on modern technologies to support their need for increased scalability, flexibility and lower costs. GBS has identified this demand as a strategic growth opportunity for the company and has placed a significant focus on expanding its Cloud Computing and Modernizing/Migrating technology offerings. The strategic opportunities is served by GBS with two distinct offerings:

1)	GROUP Live - Cloud Automation Platform / Cloud Platform-as-a-Service (PaaS) software and services. And
2)	Transformer - Lotus Notes modernization/migration services and technology accelerators

GBS Cloud Computing activities are focused on cloud automation solutions and therefore the Company has made key acquisitions and R&D investments to create an award winning Cloud Platform-as-a-Service offering. Under the GROUP Live banner, the GBS PaaS offering has been sold to a variety of enterprise customers, which use the PaaS software to host internal corporate clouds (Private cloud) and applications as-a-service to their various internal user groups. GROUP Live has also be sold and implemented by a number of Independent Software Vendors (ISVs), which are leveraging the platform to deliver their own Software-as-a-Service (SaaS) applications to their respective customer bases.

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

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernize, web enable and migrate Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Transformer Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins Transformer was developed by GBS with the assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

✓	When compared to manual redevelopment projects, Transformer 2.0 modernizes and web enables Notes applications at up to 55% lower cost, 75% time savings and with up to 80% fewer resources.

✓	IBM has deemed the Transformer technology a “game changer,” and will be employing it to modernize their clients’ applications.

Revenue

GBS’ software and service operations and corresponding revenue streams are well diversified. For fiscal year 2012/ 2013, the Company expects to generate more than 85% of its revenue from a combination of license sales, services and maintenance. Service and maintenance revenues, which are recurring in nature and highly predictable year-over-year, account for nearly 60% of the Company’s total revenue. The Company’s service revenues include strategic consulting, high-end project and delivery management, cloud computing integration and enablement, offshore development, the design, implementation, integration and training for its collaboration management systems. Due to the custom designed nature of the Company’s products, essentially all clients utilize GBS’ skilled service team to implement its systems. The other major component of the Company’s recurring revenue, maintenance, is typically paid on an annual basis and is typically negotiated under contracts for two to three years. The Company estimates approximately 80% of its installed base maintain a maintenance contract for the Company’s solutions.

Our Customers

GBS, through its subsidiaries caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. The Company’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.

Dependence on IBM

The Company is the world’s largest supplier of applications for IBM’s Lotus Notes and Domino markets. Should IBM choose not to promote the underlying platform technology and products (e.g. IBM Collaboration & Social Software, IBM Lotus Software, XPages, Connections), we might not achieve the revenue from our core business units we are anticipating and our business could be materially adversely affected as a result. GBS also markets its Cloud Automation Platform (GroupLive) and IBM Lotus/Notes Application Modernization & Migration tool set (Transformer) .. We expect much of our growth in the near term to come from our strategic business units GroupLive and Transformer. Should IBM choose not to promote these products, we might not achieve the growth we are anticipating and our business could be materially adversely affected as a result.

Employees

Joerg Ott serves as the Chief Executive Officer and Chairman of our Company. Mr. Ott is also a Chief Executive Officer and director of GROUP. Markus R. Ernst serves as the Chief Financial Officer of the Company. Gary MacDonald serves in the capacity of Executive Vice President and Chief Development Officer of the Company as well as GROUP. There are no other persons who work for the Company.

The disclosure below pertains to the activities of all subsidiaries, including GROUP, our 50.1% subsidiary:

Employees

Joerg Ott serves as the Chief Executive Officer and Chairman of our Company.  Mr. Ott is also a Co-Chief Executive Officer and director of GROUP.  Ronald Everett served as the Chief Financial Officer of the Company from August 2, 2010 to February 24, 2012. On February 24, 2012, Markus R. Ernst was appointed as the Chief Financial Officer of the Company. Gary MacDonald serves in the capacity of Executive Vice President and Chief Development Officer of the Company as well as GROUP.  There are no other persons who work for the Company.

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

Seasonal

Our business is not seasonal.

Intellectual Property

As of March 31, 2011, the Company does not have any patents, trademarks, licenses, franchises or concessions.

Research and Development

For the fiscal years ended March 30, 2011 and 2010, we did not spend any money in research and development.

The disclosure below pertains to the research and development activities of all subsidiaries, including GROUP, our 50.1% subsidiary:

The main focus of R&D in 2010 was to provide for the future success of the GBS offering. Development teams around the globe, namely in the U., Canada, Germany, the United Kingdom, Denmark and Bulgaria have been intensely working on the next generation offering, especially for GBS Transformer and Group Live.

The overall R&D spending by GROUP in 2010 was $4,924,148. Due to the sale of Gedys IntraWare GmBH’s business in early 2010, the amount in 2009 was slightly higher at $5,486,726.

Competition

In our core business units we compete in general with regionally organized and represented IBM Lotus channel partner and IBM Lotus specialized departments of more generic ISVs, or SIs. In principal, these competitors are ‘single’ solution focused and serve the same customer base as we do. The average size of our competitors is around $2-5 million overall in annual revenue and a staffing between 5 and 35 employees, including management, development, support and sales.

Our main competitive advantages are:

a)	The collection of talent, expertise & knowledge,
b)	Our unique position as the market innovator and leader.
c)	Our long-term relationship with our customers.
d)	The ability to address all needs of any customer regarding their IBL Lotus environment.
e)	The capacity of top-end professional resources to serve multiple long-term projects.
f)	Our global presence and multilingual support offering.
g)	The Company’s ability to keep pace with IBM’s speed in developing new solutions for the Lotus market.

The market competition in which GBS operates is described as follows:

•	Essentially the market can seek out other Independent Software Vendors (ISVs) for 'point' solutions such as CRM. The Company’s strength is having the most complete portfolio of applications in the market coupled with the most Lotus Notes Applications experience in the industry that is devoted to applications.

•	As the Lotus market matures, IBM could incorporate new features into the Lotus platform with the consequence of providing some of the same functions that GBS is providing

•	There are many companies that offer professional Information Technology services including IBM ISSL and many regional players that contract out their programmers to provide application development services and support. The Company’s advantage is the extensive Lotus specific experience of our Experts who aside from having worked in this market for years are also some of the leading 'thought' leaders in the Lotus market (three of which were just recognized as "IBM Champions" by IBM for their knowledge, innovation and contribution to the Lotus market.

•	The competitive landscape in the cloud computing market is intense and changing, and we expect all of the very large, well-financed, and aggressive competitors, each bringing its own new class of products to address this new market. We also expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the cloud computing market.

•	In terms of the Company’s cloud automation platform there are many competitors offering Cloud Management platforms including VMWare, HP, Novell, Amazon and Salesforce.com.

•	There is no single technology capability like the Transformer tool set on the market. The only alternative for a customer to convert from Lotus is to manually transform Lotus applications from Lotus into Java XPages. So competition in this market area is based on ‘brute-force’ development units provided by large SIs or offshore development vendors. Based on this environment, the customer sometimes becomes the only competition.

Growth Strategy

GBS was formed over the past 20 years through a series of mergers & acquisitions transactions, which developed the Company into the leading provider to IBM’s Lotus market. The Company expects to aggressively pursue acquisition opportunities to increase its suite of products, augment its market execution ability through highly educated professional service teams and to leverage its leadership in the IBM Collaboration & Social Software markets. GBS’management team has a track record of quickly integrating acquisitions and using additional products and functionality to drive growth among both new and existing customers. The Company provides a corporate umbrella of substantial industry experience and financial resources that serve as a solid foundation upon which smaller companies can grow. Management’s roll-up strategy of Lotus Notes & Domino application developers has earned the Company substantial incremental market share in Europe and the U.S. and the Company’s management sees significant potential for similar acquisitive growth in Asia and other parts of the Americas.

GBS is focused on continuing to grow its market share organically which will complement and enhance its acquisition strategy. To date, GBS, through its subsidiaries, has focused its marketing efforts to the North American and European market, the most highly penetrated Lotus Notes market. With approximately 3% of the worldwide Lotus Notes users (based on electronic mailboxes), GROUP’s organic growth strategy is to target the growing markets of Asia, where Lotus Notes has a strong market presence or even dominance

Regulatory Overview

None

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

The risks we may encounter in managing and integrating acquisitions are:

■	difficulties and delays integrating the operations, technologies, and products of the acquired companies;
■	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;
■	the diversion of management’s attention from normal daily operations of the business;
■	potential difficulties in completing projects associated with purchased in-process research and development;

■	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;
■	the potential loss of key employees of the acquired company; and
■	an uncertain revenue and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

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

Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Although we have not experienced any catastrophic outages to date, we currently do not have fully redundant systems for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage we have might be insufficient.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company’s principal executive offices are located at 585 Molly Lane, Woodstock, GA 30189. This space is provided to us free of charge from an employee of GROUP.

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

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s core business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of software and services business solutions worldwide.  GROUP caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides IBM Lotus Notes/Domino Application and Transformation technology, and related Cloud Computing technology. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America.

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

On January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP in exchange for 2,361426 shares of common stock of the Company. The acquisition represents approximately 21.9% of the issued and outstanding shares of GROUP. The effect of this transaction is that the Company gained a 50.1% controlling interest of GROUP with an aggregate of 12,641,235 common shares. The value of this additional purchase, using the same techniques as the previous acquisition, was $2,796,000, based on a value of $0.506 per share.

In total, the Company purchased an aggregate of 12,641,235 shares of common stock of GROUP from a total of nine GROUP stockholders in consideration for a total of 5,405,411 shares of common stock of the Company, resulting in the Company owning a controlling equity interest of approximately 50.1% in GROUP. The Company conducts its primary business through GROUP.

Subsequent Event:

As previously reported by the Company on a Form 8-K/A (Amendment No. 2) filed by the Commission on March 12, 2012, on February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP to maintain its 50.1% ownership of GROUP. On February 27, 2012, an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP. The Company purchased the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

Products and Services

GBS has achieved significant growth by consolidating the fragmented Lotus Software market through the successful merger & acquisitions of companies with complementary product, technology or services offerings. Based on its organic growth and growth by acquisition GBS has continuously developed its software and service business to service and support GBS’s expanding Lotus customer base.

Historically, GROUP has achieved growth through acquisition by targeting attractive, yet underperforming companies with complimentary operations and leveraging GROUP’s expertise to successfully turnaround and integrate these targets.

Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expand customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

Going forward, the Company will focus on potential acquisition targets in the following areas of software and services: Applications, Professional Services, Hosting/Outsourcing Services, Administration and IT services, and XPages expertise.

Messaging and Business Applications Software & Solutions

GBS Messaging and Business Application Software & Solutions product lines include software and advisory services for email and Instant Messaging (IM) Management, Security, Compliance, Archiving and Productivity, CRM Applications, Governance, Risk & Compliance (GRC) Management software, Workflow and Business Process Management software, ePDF Archiving & Document Management and e-Banking solutions.

GBS develops, sells and installs well known business process and management software suites based on Lotus Notes / Domino and IBM Portal technology, mainly for major international companies and medium-sized customers.

Through GBS’s comprehensive messaging software product lines and associated services, Lotus Notes, Microsoft Exchange or SMTP-based-email customers, as well as Lotus Sametime customers are able to provide their users with secure, efficient and centrally administered use of e-mail and IM while maintaining control over their compliance with current legal requirements and corporate guidelines.

Consulting Services

As a leader in the IBM Lotus Notes Software and Services business GBS provides high-end consulting services to its customers. GBS develops, sells and orchestrates customer-specific Lotus Domino strategy and consulting services, such as CIO and IT department leader Strategic Advisory Services, Managed Services, Outsourcing, Administration, Assessments and Implementations, Performance Improvements, Custom Application Development , Governance and Security, Technical Support, and Training, as well as Email Migration Services. The talented team at GBS Experts has outstanding skill sets in the areas of system architecture and evaluation, application integration, e-mail and Instant Messaging, administration, application development, application migration, middleware deployments and licensing, outsourcing and hosting.

Based on GBS’s unique concentration of industry talent and expertise, mainly in the areas inside and around IBM Lotus Notes/Domino, inside and around corporate messaging (IBM, Microsoft, SMTP) and inside and around IT environmental and application assessment, analysis and reporting, commercial and governmental customers, as well as SIs and channel partners are able to relay on the industry leading strategic and tactical advisory services for evaluating, planning, staffing and execution of any customer project. GBS Consulting Services’ global team of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk.

GBS’s focus on recruiting and retaining top Lotus expertise, positions our team to offer leading-edge Lotus Notes / Domino subject matter knowledge to our customers. As a testament to this focus, GBS employs 10 of the top 20 most recognized ‘market experts’ and thought-leaders in Lotus development and administration. GBS consultants have an average of over 12 years’ experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including Lotusphere, an annual conference hosted by IBM Lotus Software.

As a Premier IBM Business Partner - GBS is one of the few partners that can sell and support licenses for all five IBM software brands: Lotus, WebSphere, Rational, Tivoli, and DB2.

Cloud Computing

As IT departments face continuous budget reductions and constant pressure for higher performance and efficiency, CIOs are focusing on modern technologies to support their need for increased scalability, flexibility and lower costs. GBS has identified this demand as a strategic growth opportunity for the company and has placed a significant focus on expanding its Cloud Computing and Modernizing/Migrating technology offerings. The strategic opportunities are served by GBS with two distinct offerings:

1)	GROUP Live - Cloud Automation Platform / Cloud Platform-as-a-Service (PaaS) software and services. And
2)	Transformer - Lotus Notes modernization/migration services and technology accelerators

GBS Cloud Computing activities are focused on cloud automation solutions and therefore the Company has made key acquisitions and R&D investments to create an award winning Cloud Platform-as-a-Service offering. Under the GROUP Live banner, the GBS PaaS offering has been sold to a variety of enterprise customers, which use the PaaS software to host internal corporate clouds (Private cloud) and applications as-a-service to their various internal user groups. GROUP Live has also be sold and implemented by a number of Independent Software Vendors (ISVs), which are leveraging the platform to deliver their own Software-as-a-Service (SaaS) applications to their respective customer bases.

Both of these customer groups enjoy the comprehensive nature of this platform agnostic PaaS solution and its exceptional change management capabilities enabling resource flexibility, business agility, scalability and ease-of-use beyond that which is generally available in the market today.

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernize, web enable and migrate Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Transformer Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins Transformer was developed by GBS with the assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

IBM has deemed the Transformer technology a “game changer,” and will be employing it to modernize their clients’ applications.

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

Results of Operations

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Assets

Total Assets increased from $73,641,857 at March 31, 2010 to $76,865,929 at March 31, 2011.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

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

At March 31, 2011, our Total Non-Current Assets were $58,990,576, compared to $54,692,432 at March 31, 2010.  Our Financial Assets increased from $99,273 at March 31, 2010 to $837,481 at March 31, 2011 and consists of the value of the 50% interest in an associated company and the amount still outstanding from the purchaser of GEDYS IntraWare GmbH due for monthly repayments. The increase from 2010 to 2011 was primarily due to the recording of  an obligation of $984,239 from the purchaser of GEDYS IntraWare GmbH. Our Deferred Tax Assets decreased $4,968,740 at March 31, 2010 to $1,136,135 at March 31, 2011 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.  The decrease from 2010 to 2011 was primarily due to losing the benefit of a tax carry forward because of change in ownership in GROUP Business Software AG. Goodwill increased from $35,767,273 at March 31, 2010 to $39,688,966 at March 31, 2011 and consisted of the Goodwill associated with eleven Business Units. The increase from 2010 to 2011 was primarily due to the purchase of Permessa Corp. on September 22, 2010 with Goodwill of $2,387,444.  Software increased from $13,028,818 at March 31, 2010 to $16,514,894 at March 31, 2011 and consist capitalized development cost, product rights and licenses.  The increase from 2010 to 2011 was primarily due to the purchase of assets of two Business Units. Other Assets increased from $175,900 at March 31, 2010 to $223,630 at March 31, 2011 and consisted of the reinsurance relating to pension obligations. The increase from 2010 to 2011 was primarily due to rising mortality estimates, based on actuarial assumptions.

Liabilities

Total Liabilities increased from $23,815,824 at March 31, 2010 to $24,285,794 at March 31, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

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

At March 31, 2011, our Total Non-Current Liabilities were $7,940,062, compared to $10,283,855 at March 31, 2010.  Notes Payable decreased from $1,549,490 at March 31, 2010 to $0 at March 31, 2011.  The decrease from 2010 to 2011 was primarily due to the reclassification to current liabilities.  Liabilities to Banks decreased from $3,231,405 at March 31, 2010 to $780,277 at March 31, 2011 and consisted a long-term liabilities vis-à-vis Baden-Württembergische Bank.  The decrease from 2010 to 2011 was primarily due to a positive cash-flow based on the sales of the two subsidiaries Gedys IntraWare GmbH and GROUP Business Software Holding OY.  Deferred Tax Liabilities decreased from $926,357 at March 31, 2010 to $878,450 at March 31, 2011 and consists of the Deferred Tax Liabilities from of capitalization of software expenses and Allocation of Assets from a purchase price allocation.  The decrease from 2010 to 2011 was primarily due to depreciation of Assets.  Retirement Benefit Obligation increased from $150,276 at March 31, 2010 to $153,962 at March 31, 2011, and consisted of retirement benefit obligations.  Other Liabilities increased from $4,426,326 at March 31, 2010 to $6,127,373 at March 31, 2011 and consisted of liabilities relating to the purchase of business assets.  This increase from 2010 to 2011 was primarily due to the purchase of assets from Lotus 911, Fastworks, Permessa and Salesplace.

Revenues

For the fiscal year ended March 31, 2011, our Net Sales decreased to $27,707,226 from $31,584,732 for the fiscal year ended March 31, 2010.  The Company generates nets sales by Licenses, Maintenance, Services, Third-Party Products and Others.   The resulting effect on the product sales has been overcompensated through additional revenues. Our Product revenue increased from $12,479,629 to $12,848,954. The decrease of Service revenue from $19,105,103 to $14,848,272 is mainly the result of the disposal of GROUP Business Software Holding Oy and its subsidiary Gedys IntraWare GmbH. The sale was completed on March 1, 2010.

Cost of Goods Sold

For the fiscal year ended March 31, 2011, our Cost of Goods Sold increased to $14,082,494 from $11,323,991 for the fiscal year ended March 31, 2010.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.   The increase from 2010 to 2011 was on the one hand due to raising the Cost for Software Licenses based on a higher sales volume. Thereof the COGS for Products increased from $5,361,372 to $7,016,189. On the other hand the Cost of Goods Sold for Services is higher in 2011 compared to 2010 and increased from $5,962,619 to $7,066,305 because of the increase in salaries and related expenses to fulfill our business objectives in GROUP Live, our cloud application platform, and our Transformer portfolio. As of March 31, 2011, there were 158 people employed by the Company (2010: 190). Approximately 33% (2010: 29%) were employed in programming activities due to the extensive Lotus software development and licensing business transacted by GBS AG.

The cost of goods sold is, in total, approximately USD $2,759,000 higher than the previous year without the financial impact of the Gedys subsidiary for 10 months due to its disposal on March 1, 2010. If we eliminate the Gedys cost of goods sold as reflected in the table below, the difference in our cost of goods sold between 2009 and 2010 reflects an increase in the amount of USD $4,926,000. The reason for this increase was the increase relating to 3rd party Lotus Notes sales volume and the corresponding increase in COGS of USD 3,704,000, as well as the additional COGS relating to the Group Live business in an amount of USD $967,000.

Operating Expenses

For the fiscal year ended March 31, 2011, our Operating Expenses decreased to $15,918,290 from $19,032,719 for the fiscal year ended March 31, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.  For the fiscal year ended March 31, 2011, our Selling Expenses decreased to $10,610,545 from $13,847,697 for the fiscal year ended March 31, 2010.  Selling Expenses consist of costs for the Sales, Marketing and Service units.  The decrease of $3,2 million in Selling Expenses and $0.6 million in Administrative Expenses was due primarily to the  disposal of GROUP Business Software Holding Oy and its subsidiary Gedys IntraWare GmbH on March 1, 2010.    For the fiscal year ended March 31, 2011, our Administrative Expenses decreased to $3,853,532 from $4,481,893 for the fiscal year ended March 31, 2010.  Administrative Expenses consist of costs for the management and administration units.  The reason for the decrease from 2010 to 2011 was primarily due to the reduction of consultancy, investor relation and travel expenses.  For the fiscal year ended March 31, 2011, our General Expenses increased to $1,454,213 from $703,129 for the fiscal year ended March 31, 2010.  General Expenses were approximately $0.8 million higher than the previous year's amount. These expenses include the legal, accounting and consulting costs relating to the merger and consolidation of two publicly-traded companies (the Company and GROUP).

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

Cash Flows

	Fiscal Year Ended
	March 31,
	2011	2010
Cash provided by operating activities	$2,638,109	$4,330,788
Net cash provided by (used in) Investing Activities	$(3,193,099)	$(6,553,395)
Net cash provided by (used in) Financing Activities	$7,484,947	$137,908
Effect of exchange rate changes on cash	$(144,058)	$77,097
Net increase (decrease) in cash and cash equivalents during the period	$6,785,899	$(2,007,602)
Cash and cash equivalents, beginning of period	$1,744,965	$3,752,567

Cash and cash equivalents, end of period	$8,530,864	$1,744,965

Cash provided by operating activities was approximately $2.64 million, which is about $1.69 million below the previous year's amount of $4.33 million. This change is primarily due to the investments made by the Company in developing the GROUP Live business segment, amounting to $3.2 million in 2011 (2010: $0.9 million). The cash used in investing activities in 2010 was approximately $6.55 million, compared to cash used in investing activities in 2011 of about $3.2 million. In addition, the Company received cash proceeds (net of expenses) of $6.7 from a private placement, as explained above, which accounts for most of the increase in Net cash provided by Financing Activities in 2011 compared to 2010 .

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

Net Income per Common Share

FASB Codification topic (“ASC”) 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. Accordingly, although the diluted weighted average number of common stock outstanding is disclosed on the statements of operation, the calculated net loss per share is the same for bother basic and diluted as both are based on the basic weighted average of common stock outstanding. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

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

Fair Value Measurements

The Company follows FASB Codification topic (“ASC”) 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted (“ASC”) 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

In addition, an impairment test, whereby the appraised fair value of the invested capital of the reporting segment, (as described in Note 14,) is compared with the carrying (book) value of its invested capital amount, including goodwill.

If the appraised value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. If the carrying amount of the reporting unit exceeds the appraised fair value, an impairment test based on use value is necessary in order to measure the amount of impairment loss, if any.

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

Revenue Recognition

License Revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. Pricing models have generally been based either upon the physical infrastructure, such as the number of physical desktop computers or servers, on which our software runs or on a per user basis. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software and the software key to provide full access to all functionalities for our customers. In general our invoices reflect license, service and maintenance components. In the case of multi element contracts, the revenues allocated to the software license represent the residual amount of the contract after the fair value of the other elements has been determined. Certain products of our software offering are licensed on a subscription basis.

Software Maintenance Revenues

Software maintenance revenues are recognized ratably on a pro-rata basis over the range of the contract period. Our contract periods typically range from one to five years. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance. Customers who are party to software maintenance agreements with us are entitled to receive support, product updates and upgrades on a when-and-if-available basis.

Professional Services Revenues

Professional services include pre-project consulting, software design, customization, project management, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or by other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours incurred and estimated hours of completion. Professional services engagements that are on a time and materials basis are recognized based on hours incurred. Revenues on all other professional services engagements are recognized upon completion. Our professional services may be sold with software products or on a stand-alone basis. Vendor Specific Objective Evidence (VSOE) of fair value for professional services is based upon the standard rates we charge for such services when sold separately.

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

As previously disclosed, the Company has exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP. Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP becomes the accounting acquirer and is deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

The Company has based its financial reporting for the consolidation with GROUP in accordance with FASB Accounting Standard Codification (ASC) 805-40 as it relates to reverse acquisitions. Goodwill has been measured as the excess of the fair value of the consideration effectively transferred by the Company, the acquiree, for financial reporting purposes, over the net amount of the Company’s recognized identifiable assets and liabilities.

We have recorded the acquired assets and liabilities of GBSX on the acquisition date of January 6, 2011, at their fair value and the operations of GBSX have been included in the consolidated financial statements since the acquisition date.

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

It should also be noted that the Company and GROUP have different year-end reporting dates. The Company’s fiscal year-end reporting date is March 31 and GROUP”s calendar year-end reporting date is December 31. The consolidation of these entities for financial reporting purposes has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 3A-02.

The purpose of the acquisition was to allow GROUP easier access to American financial markets. Goodwill recognized of $8,705 KUSD was recorded upon consolidation and was calculated as the value of the consideration given less the value of the asset received. The resulting goodwill represents the benefit to be gained by gaining entry into American financial markets.

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

In our opinion, based on our audits, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSB Enterprises Incorporated. as of March 31, 2011 and 2010 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 33 to the financial statements, the 2011 and 2010 financial statements have been restated to correct misstatements.

/s/ K. R. MARGETSON LTD.
North Vancouver BC	Chartered Accountant

November 3, 2011, except for Note 32  as to which the date is March 12, 2012

GBS Enterprises Incorporated

 Consolidated Balance Sheets

March 31, 2011 and 2010

	2011	2010
	$	$
	Restated	Restated
Assets
Current Assets
Cash and cash equivalents (Note 5)	8,530,864	1,744,965
Accounts receivable (Note 6)	5,698,321	2,821,958
Inventories (Note 2)	-	114,172
Deferred tax assets (Note 29)	-	12,284
Prepaid expenses (Note 7)	1,423,281	1,550,634
Assets held for sale (Note 8)	-	12,372,600
Other receivables (Note 9)	2,222,887	332,812
Total current assets	17,875,353	18,949,425

Property, plant and equipment (Note 10)	298,497	275,856
Financial assets (Note 11)	837,481	99,273
Investment in related company, at equity (Notes 4 & 12)	290,973	376,572
Deferred tax assets (Note 29)	1,136,135	4,968,740
Goodwill (Note 13)	39,688,966	35,767,273
Software (Note 14)	16,514,894	13,028,818
Other assets (Note 15)	223,630	175,900
Total non-current assets	58,990,576	54,692,432

Total assets	76,865,929	73,641,857

Liabilities and shareholders' equity
Current liabilities
Notes payable (Note 16)	1,440,295	-
Liabilities to banks (Note 17)	50,073	83,793
Accounts payables and accrued liabilities (Note 18)	4,996,748	3,532,004
Other liabilities (Note 19)	2,820,002	1,982,916
Deferred income (Note 20)	6,208,458	5,919,527
Liabilities held for sale (Note 21)	-	2,013,729
Due to related parties (Note 27)	830,156	-
Total current liabilities	16,345,732	13,531,969

Notes payable (Note 16)	-	1,549,490
Liabilities to banks (Note 22)	780,277	3,231,405
Deferred tax liabilities (Note 29)	878,450	926,357
Retirement benefit obligation (Note 28)	153,962	150,276
Other liabilities (Note 23)	6,127,373	4,426,327
Total non-current liabilities	7,940,062	10,283,855

Total liabilities	24,285,794	23,815,824

See Accompanying Notes

GBS Enterprises Incorporated

 Consolidated Balance Sheets

March 31, 2011 and 2010

	2011	2010
	$	$
	Restated	Restated

Stockholders' equity
Common stock (Note 24)
Authorized:
75,000,000 common shares, par value $.001
25,000,000 preferred shares, par value $.001
Issued and outstanding
22,544,000 shares of common stock (16,500,000 in 2010)	22,544	16,500
Additional paid in capital	33,894,661	27,221,755
Retained earnings	(322,519)	1,642,728
Other comprehensive income	(13,639)	130,419
	33,581,047	29,011,402
Noncontrolling interest in subsidiaries	18,999,088	20,814,631
Total equity	52,580,135	49,826,033

Total equity and liabilities	76,865,929	73,641,857

Commitment (Note 31)
Subsequent events (Note 32)

See Accompanying Notes

GBS Enterprises Incorporated

Consolidated Statements of Operations

For the years ended March 31, 2011 and 2010

	2011	2010
	$	$
	Restated
Revenues
Products	12,848,954	12,479,629
Services	14,858,272	19,105,103
	27,707,226	31,584,732
Cost of goods sold
Products	7,016,189	5,631,372
Services	7,066,305	5,662,619
	14,082,494	11,293,991

Gross profit	13,624,732	20,290,741
Operating expenses
Selling expenses	10,610,545	13,847,697
Administrative expenses	3,853,532	4,481,893
General expenses	1,454,213	703,129
	15,918,290	19,032,719

Operating income (loss)	(2,293,558)	1,228,022
Other Income (expense)
Other income	2,393,821	454,486
Interest income	16,804	44,626
Interest expense	(471,282)	(263,590)
	1,939,343	235,522

Income (loss) before income taxes	(354,215)	1,463,544
Income tax expense	3,283,091	44,106

Net income (loss)	(3,637,306)	1,419,438
Net income (loss) attributable to noncontrolling interest	(1,672,059)	710,605
Net income (loss) attributable to stockholders	(1,965,247)	708,833

Other comprehensive income (loss)	(287,542)	38,626
Other comprehensive income (loss) attributable to noncontrolling interest	(143,484)	-
Other comprehensive income (loss) attributable to stockholders	(144,058)	38,626
Comprehensive income (loss) attributed to stockholders	(2,109,306)	747,458

Net earnings (loss) per share
Basic	(0.119)	0.043
Diluted	(0.119)	0.038

Weighted average number of common stock outstanding
Basic	16,566,236	16,500,000
Diluted	18,601,444	18,500,000

See Accompanying Notes

GBS Enterprises Incorporated

Consolidated Statements of Equity

For the period from April 1,2009 to March 31, 2011

(Audited)

	Common Stock			Accumulated		Equity
			Additional	Other		attributable to
			Paid in	Comprehensive	Accumulated	noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	interests	Equity
		$	$	$	$	$	$

Balance April 1, 2009	16,500,000	16,500	27,221,755	91,794	933,895	20,104,026	48,367,970

Net income for the year ended March 31, 2010	-	-	-	38,626	708,833	710,605	1,458,063

Balance, March 31, 2010	16,500,000	16,500	27,221,755	130,419	1,642,728	20,814,631	49,826,034

Shares issued for cash	6,044,000	6,044	6,672,906	-	-	-	6,678,950

Net loss for the year ended March 31, 2011	-	-	-	(144,058)	(1,965,247)	(1,815,543)	(3,924,848)

	22,544,000	22,544	33,894,661	(13,639)	(322,519)	18,999,088	52,580,135

See Accompanying Notes

GBS Enterprises Incorporated

Consolidated statements of Cash Flows

For the Years Ended March 31, 2011 and 2010

	2011	2010
	$	$
	Restated	Restated
Cash flow from operating activties
Net income (loss) for the year	(3,637,306)	1,419,438
Adjustments
Deferred income taxes	3,796,982	(167,191)
Depreciation and amortization	4,035,732	2,894,795
Interest expense	(109,195)	80,448
Loss on sale of assets	266,269	-
Loss from equity investment	85,599	31,078
Minority interest losses	(143,736)	-
Changes in operating assets and liabilities
Accounts receivable and other assets	(4,529,889)	2,812,836
Retirement benefit obligation	3,686	10,243
Inventories	114,172	(12,265)
Accounts payable and other liabilities	2,755,795	(2,738,594)
Net cash provided by operating activities	2,638,109	4,330,788

Cash flow from investing activties
Purchase of intangible assets	(5,941,612)	(4,560,821)
Purchase of property, plant and equipment	(161,037)	(479,398)
Purchase of subsidiaries	-	(1,513,176)
Proceeds from sale of subsidaries	2,588,035	-
Increase in financial assets	321,515	-
Net cash used in investing activities	(3,193,099)	(6,553,395)

Cash flow from financing activties
Net borrowings - banks	(2,484,597)	830,001
Other borrowings	2,460,438	(692,093)
Loans from related party	830,156	-
Capital paid-in	6,678,950	-
Net cash used in financing activities	7,484,947	137,908

Net increase in cash	6,929,957	(2,084,699)
Effect of translation on cash and cash equivalents	(144,058)	77,097
Cash and cash equivalents - Beginning of the year	1,744,965	3,752,567

Cash and cash equivalents - End of year	8,530,864	1,744,965

See supplemental disclosures (See Note 30)

Notes on the Annual Financial Statement for the Business Year

ending March 31, 2011

GBS Enterprises Incorporated

Note 1          COMPANY AND BACKGROUND

GBS Enterprises Incorporated, a Nevada corporation (sometimes referred to in this annual report as the “Company,” “GBSX,” “we,” “us,” “our” or similar terms), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s core business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of software and services for business solutions worldwide. GROUP caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. GROUP provides IBM Lotus Notes/Domino Application and Transformation technology, and related Cloud Computing technology. Headquartered in Eisenach, Germany, GROUP has offices throughout Europe and North America.

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

On November 5, 2010, the Company entered in to an agreement to acquire approximately 28.2% of the outstanding common shares of GROUP Business Software AG, (“GROUP”) a German company, trading on the Frankfurt Stock Exchange under the symbol INW. The Company purchased 3,043,985 of its own shares for $300,000 and then exchanged those shares for 7,115,500 shares of common stock of GROUP. Their fair value was calculated at $0.5479 per share as determined by an independent valuation firm, making the total value of the acquisition $3,898,000, The agreement was effective December 30, 2010. The acquisition was a two-step transaction, culminating in a share exchange.

On January 6, 2011, the Company acquired an additional aggregate of 5,525,735 shares of common stock of GROUP in exchange for 2,361426 shares of common stock of the Company. The acquisition represents approximately 21.9% of the issued and outstanding shares of GROUP. The effect of this transaction is that the Company gained a 50.1% controlling interest of GROUP with an aggregate of 12,641,235 common shares. The value of this additional purchase, using the same techniques as the previous acquisition, was $2,796,000, based on a value of $0.506 per share.

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

Net Income per Common Share

ASC 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. Accordingly, although the diluted weighted average number of common stock outstanding is disclosed on the statements of operation, the calculated net loss per share is the same for bother basic and diluted as both are based on the basic weighted average of common stock outstanding. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

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

In addition, an impairment test, whereby the appraised fair value of the invested capital of the reporting segment, (as described in Note 14,) is compared with the carrying (book) value of its invested capital amount, including goodwill.

If the appraised value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. If the carrying amount of the reporting unit exceeds the appraised fair value, an impairment test based on use value is necessary in order to measure the amount of impairment loss, if any.

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

Impairment or Disposal of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC topic, 360.10. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairment has been recognized in the accounts.

Revenue Recognition

Sources of Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. Pricing models have generally been based either upon the physical infrastructure, such as the number of physical desktop computers or servers, on which our software runs or on a per user basis. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software and the software key to provide full access to all functionalities for our customers. In general our invoices reflect license, service and maintenance components. In the case of multi element contracts, the revenues allocated to the software license represent the residual amount of the contract after the fair value of the other elements has been determined. Certain products of our software offering are licensed on a subscription basis.

Software maintenance revenues

Software maintenance revenues are recognized ratably on a pro-rata basis over the range of the contract period. Our contract periods typically range from one to five years. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance. Customers who are party to software maintenance agreements with us are entitled to receive support, product updates and upgrades on a when-and-if-available basis.

Professional services revenues

Professional services include pre-project consulting, software design, customization, project management, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or by other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours incurred and estimated hours of completion. Professional services engagements that are on a time and materials basis are recognized based on hours incurred. Revenues on all other professional services engagements are recognized upon completion. Our professional services may be sold with software products or on a stand-alone basis. Vendor Specific Objective Evidence (VSOE) of fair value for professional services is based upon the standard rates we charge for such services when sold separately.

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

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company has exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP. Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP becomes the accounting acquirer and is deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

The Company has based its financial reporting for the consolidation with GROUP in accordance with FASB Accounting Standard Codification (ASC) 805-40 as it relates to reverse acquisitions. Goodwill has been measured as the excess of the fair value of the consideration effectively transferred by the Company, the acquiree, for financial reporting purposes, over the net amount of the Company’s recognized identifiable assets and liabilities.

We have recorded the acquired assets and liabilities of GBSX on the acquisition date of January 6, 2011, at their fair value and the operations of GBSX have been included in the consolidated financial statements since the acquisition date.

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

It should also be noted that the Company and GROUP have different year-end reporting dates. The Company’s fiscal year-end reporting date is March 31 and GROUP”s calendar year-end reporting date is December 31. The consolidation of these entities for financial reporting purposes has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 3A-02.

The purpose of the acquisition was to allow GROUP easier access to American financial markets. Goodwill recognized of $8,705 KUSD was recorded upon consolidation and was calculated as the value of the consideration given less the value of the asset received. The resulting goodwill represents the benefit to be gained by gaining entry into American financial markets.

Note 3          SUBSIDIARY COMPANIES

In the consolidated financial statements of GROUP Business Software AG, the subsidiaries listed below were included in the basis of consolidation; in the previous year, there were eight of these subsidiaries (KUSD = 1,000’s of US Dollars).

Affiliated Company	Headquarters	Sockholders' Equity	Percentage of		Profit	Date
		as of	Subscribed Capital		of the	of the
		03.31.11			Fiscal Year	First Consolidation
		KUSD	KUSD	in %	KUSD
ebVOKUS Software GmbH	Dresden	391	54	100,0%	201	11.01.2005
GROUP Business Software (UK) Ltd.	Manchester	-1.030	29	100,0%	-312	12.31.2005
GROUP Business Software Corp.	Milford	-1.651	1	100,0%	-1.130	12.31.2005
GROUP LIVE N.V.	Den Haag	-2.013	134	100,0%	8	12.31.2005
GROUP Technologies GmbH	Karlsruhe	72	33	100,0%	0	10.01.2005
Permessa Corporation	Waltham	-372	0	100,0%	50	09.22.2010
Relavis Corporation	New York	-486	1	99,5%	387	08.01.2007
GBS Enterprises Incorportated	Canton	12.489	22	reverse 50,1%	-524	01.06.2011

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

Associated Companies	Headquarters	Total Value	Debts	Sales Revenues	Annual Profit/Loss
		Assets
		3.31.11
		KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna	186	59	379	-118

Note 5          CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 8,531 KUSD (previous year: 1,745 KUSD). Included in that amount are cash equivalents of 20 KUSD (previous year: 42 KUSD). 250 KUSD are in accounts that are subject to federal deposit insurance as of the financial statement date. (No insurance in previous year.)

Note 6          ACCOUNTS RECEIVABLE

Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

There were no expenses incurred through derecognition of receivables in the 2011 and 2010 fiscal years.

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

	KUSD 3.31.11			KUSD 3.31.10
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Equipment	4,494	4,196	298	4,538	4,262	276

Note 11          LONG TERM FINANCIAL ASSETS

The major components of the Financial Assets include the following:

	KUSDS	KUSDS
	2011	2010
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, repayable in monthly instalments of $20,086, bearing interest at prime plus .25%, not be be greater than 2% per annum	984	-
Current portion, included in other current receivables	241	-
	743	-
Other long term receivables	95	99
Balance, March 31	838	99

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

Note 13          GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill as of 3.31.11 in KUSD	Goodwill as of 3/.31.10 in KUSD
global words AG	01.10.02	5.095,3	4.821,9
GROUP Technologies AG	01.09.05	4.479,7	4.239,4
GROUP Business Software Inc.	31.12.05	2.177,5	2.060,7
GROUP LIVE N.V.	31.12.05	1.324,2	1.253,2
Retained Goodwillof CRM	31.12.05	3.108,4	2.941,7
GROUP Business Software Ltd	31.12.05	2.765,1	2.616,7
ebVOKUS Software GmbH	01.10.05	443,6	419,8
GAP AG für GSM Applikationen und Produkte	31.12.05	1.913,9	1.811,2
Relavis Corporation	01.08.07	7.288,3	6.897,2
Permessa	22.09.10	2.387,4	0,0
GROUP Business Software AG	06.01.11	8.705,5	8.705,5
		39.689,0	35.767,3

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

Note 16          NOTES PAYABLE

This item concerns the outside capital components of the convertible bond issue in the amount of 1,440 KUSD (previous year: 0 KUSD; long term 1,550 KUSD). The outside capital component of the convertible bond is carried at amortized cost according the effective interest method in compliance with the categorization pursuant to FASB ASC 815-15. The effective interest rate used as a basis as of the financial statement date is 6.16% (previous year: 6,61%). The debt is convertible at the rate of $1.44 debt to one share. The calculated value of the conversion feature was not material.

The term of the convertible bonds ends on December 31, 2011. In January, 2012, only $1,286 USD was converted into shares. The balance was repaid in cash.

Note 17          LIABILITIES TO BANKS - CURRENT

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

KUSD	Status				Currency	Status
	04.01.10	Utilization	Dissolution	Increase	Differences	03.31.11

Salary	1.004	895	118	1.241	10	1.241
Vacation	245	247	0	224	2	224
Workers Compensation Insurance Association	20	20	0	15	0	15
Compensation Levy for Non-Employment of Severely Handicapped Persons	16	16	0	17	0	17
Outstanding Invoices	463	282	86	794	0	889
Annual Financial Statement Costs	232	199	11	182	1	205
Other Provisions	254	221	26	49	9	66
Warranties	133	90	0	82	0	125
Provision for Legal Costs	70	6	40	13	0	36
Reclassification Held for Sale	-352	-237	0	116	0	0
Total	2.083	1.739	282	2.734	21	2.817

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

For warranty claims, a provision was created depending on income from services.

Note 19          OTHER SHORT TERM LIABILITIES

Other short-term liabilities are comprised of the following:

Other Short-Term Liabilities	3.31.11	3.31.10
	KUSD	KUSD
Purchase Assets L911	745.9	505.1
Purchase Assets - Fastworks	119.2	-
Purchase Assets - Permessa	757.9	-
Purchase Assets - Salesplace	504.8	-
Tax Liabilities	603.9	635.4
Loans	-	72.4
Other Liabilities	88,3	770.0
	2,820.0	1,982.9

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

Note 21          LIABILITIES HELD FOR SALE

In fiscal 2010, the outgoing liabilities associated with the sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY, were recognized under this category in the amount of 2,013.7 KUSD. A breakdown of the liabilities included is disclosed below. The ultimate disposal in fiscal 2011 was not shown as a discontinued operation as there continues to be operations in the segment to which it was grouped.

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

Note 23          OTHER LIABILITIES – LONG TERM

Other long-term liabilities are made up of unsecured liabilities connected to the purchase of assets as follows:

Other Long-Term Liabilities	3.31.11	3.31.10
	KUSD	KUSD
Purchase Assets L911	3.448,2	4.426,3
Purchase Assets Fastworks	506,2
Purchase Assets Permessa	1.162,3
Purchase Assets Salesplace	1.011,0
	6.127,7	4.426,3

Expected payments over the next 5 fiscal years stated in KUSD.

		Purchase	Purchase	Purchase
	Purchase	Assets	Assets	Assets
	Asset L911	Fastworks	Permessa	Salesplace

Interset	4.50%	5.50%	0.00%	0.00%

Expiration date	Sep 30, 2013	April 15, 2013	June 30, 2013	Jan 15, 2013
2012	745.9	119.2	7 57.9	5 04.8
2013	33.5	133.9	1,004.3	669.6
2014	3,414.7	372.3	1 58.0	3 41.5
2015	-	-	-	-
2016	-	-	-	-
Thereafter	-	-	-	-
Total	4,194.1	625.4	1,920.2	1,515.8

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

Note 25          SEGMENT REPORTING

The Company reports segment information based on the “management’ approach. Segment management is performed at the level of chief operating decision maker. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Because of this management structure, the Company has only one reporting unit which is the same as an operating or reportable segment, which is no different in this case, as the entity as a whole (entity or consolidated level). In summary, the Company presents its financial statements as a single reporting unit because it directly reflects the way the entity manages its operations by the chief operating decision maker.

Gross revenue may be broken down by the following products.

Sales Revenues	3.31.11	3.31.10
	KUSD	KUSD

Licenses	4,981	6,272
Maintenance	9,616	12,114
Partner Contribution	21	138
Service	5,243	6,992
Third-Party Products	3,062	3,344
LND Third-Party Products	4,610	2,502
Others	173	223

	27,707	31,585

Revenues by geographic area for the year ended March 31, 2011 and 2010 are as follows:

	3.31.11	3.31.10
	KUSD	KUSD

US	7,768	2,426
Germany	19,213	28,251
United Kingdom	726	793
Other	-	115
	27,707	31,585

Long-lived assets by geographic area, which primarily include property plant and equipment as at March 31, 2011 and 2010 are as follows:

54

	2011	2010
	KUSD	KUSD
US	71	15
Germany	224	261
United Kingdom	3	-
	298	391

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

In addition, the following transactions took place in the fiscal year:

Company	Related	Transaction	Amount in	Comment
	Party		KUSD

GROUP Business Software AG	Joerg Ott	Rental Agreement as Landlord and Owner of Hospitalstraße 6, 99817 Eisenach	58	Rental Expenses 2011
			60	Rental Expenses 2010
			18	Remaining term
GROUP Business Softwar AG	Board of Directors	Remuneration	891	Expense in 2011
			971	Expense in 2010
GBS Enterprises Incorporated	Joerg Ott	Interest on demand note	2	Expense in 2011
GBS Enterprises Incorporated	Lotus Holdings Ltd.	Interest on demand note	8	Expense in 2011

The following related party balances existed as at March 31, 2011 (None in 2010)

KUSD
2011

Due to a director and shareholder, unsecured demand note payable, bearing interest at 5%	152
Due to to related company, bearing interest at 5% due October 31, 2011
- secured by 3,049,489 shares of GROUP AG	300
- secured by 2,000,000 shares of GROUP AG	200
- secured by 500,000 shares of GROUP AG	100
- secured by software	78
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

	Pension benefits in USD
	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	139,572	143,191
Service cost	-	-
Interest cost	7,676	7,874
Actuarial loss (gain)	6,714	(789)
Curtailment (gain) loss	-	-
Plan amendments	-	-
Foreign exchange rate changes	-	-
Participant contributions	-	-
Benefits paid	-	-
Benefit obligation at end of year	153,962	150,276
Change in plan assets:
Fair value of plan assets at beginning of year	90,095	94,767
Actual return on plan assets	2,041	3,207
Employer contributions	-	-
Participant contributions	-	-
Benefits paid	-	-
Foreign exchange rate changes	-	-
Fair value of plan assets at end of year	93,035	97,973
Funded status at end of the year	(60,927)	(52,303)

	Pension benefits in USD
	2011	2010

Amounts recognized in the Balance Sheets
Non current asset	223,630	175900
Current liabilities	(153,962)	(150,276)
Net	69,668	25,624
Amounts recognized in other accumulated comprehensive earnings
Net actuarial loss (gain)	16,431	10,292
Prior service cost (credit	-	-
Net	16,431	10,292

The following table presents the components of net periodic benefit cost and other comprehensive earnings for Group AG’s pension plan.

	Pension benefits in USD
	2011	2010
Net periodic benefit cost:
Service cost	-	-
Interest cost	7,676	7,874
Recognition of net actuarial loss (gain)	6,714	-789
Recognition of prior service cost	-	-
	14,390	7,085
Total net periodic benefit cost
Other comprehensive earnings:
Actuarial (gain) loss arising in current year	2,041	3,207
Prior service cost (credit) arising in current year	-	-
Recognition of net actuarial (loss) gain in net periodic benefit cost	-	-
Recognition of prior service cost, including curtailment,
in net periodic benefit cost	-	-
Total other comprehensive earnings (loss)	2,041	3,207
Total recognized	16,431	10,292

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

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

	USD	USD
March 31	2011	2010
Statutory rate	23.0% - 34.0%	23.0% - 34.0%

Expected income taxes recovery at the statutory rate	(118,198)	440,023

Effect of change in tax rate	(71,536)	(47,458)
Permanent differences	(347,871)	(259,483)
Temporary differences	208,005	(14,259)
Price allocation from consolidation	172,795	(146,787)
Change in deferred income tax asset	3,349,211	67,626
Valuation allowance	90,685	4,445
Income tax expense (recovery) recognized	3,283,091	44,106

Income tax expense (recovery) is comprised of:
Current	40,552	116,248
Future	3,242,539	(72,143)

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

The balances have been dislcosed as follows:

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

Note 32          SUBSEQUENT EVENTS

Pavone AG

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

Group Ware AG

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

IDC Global, Inc.

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

SD Holdings Ltd. and Synaptris, Inc.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd. (“SYN”), a Mauritius corporation and the shareholders of SYN (the “Selling Shareholders”) owning 100% of issued and outstanding shares of SYN. Pursuant to the agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (“SYN Shares”) effective November 1, 2011 in consideration for (i) 700,000 shares of common stock of GBS and (ii) $525,529. The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement.

GROUP Business Software AG

On February 27, 2012, GROUP increased its share capital with an investment in kind of 1,750,000 shares. The investment in kind related to a conversion of the long-term loan given from Lotus Holdings Ltd. to GROUP in conclusion with the Lotus 911 purchase. As such, the shares issued by GROUP increased to 26,982,000.

Simultaneously and effective February 27, 2012, the Company increased its participation in GROUP by 883,765 shares to a total amount of 13,525,000 shares or 50.1%

Notes Payable

In January, 2012, $1,286 of the convertible notes payable were converted into shares. The balance was repaid in cash.

Note 33 CORRECTION OF ERRORS ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Restatement of Balance Sheet – March 31, 2010

	As Previously		As
	Issued	Restatement	Restated
	$	$	$
Assets
Current Assets
Cash and cash equivalents	1,744,965		1,744,965
Accounts receivable	2,821,958		2,821,958
Inventories	114,172		114,172
Deferred tax assets	12,284		12,284
Prepaid expenses	1,550,634		1,550,634
Assets held for sale	332,812	12,039,788	12,372,600
Other receivables	12,372,600	(12,039,788)	332,812
Total current assets	18,949,425		18,949,425

Non-current assets	54,692,431		54,692,431

Total assets	73,641,856		73,641,856

There were no other adjustments to the liabilities and stockholders’ equity as at March 31, 2010.

Restatement of Balance Sheet – March 31, 2011

	As Previously
	Issued		Corrections	As restated
	$		$	$
Assets
Current Assets
Cash and cash equivalents	8,530,864			8,530,864
Accounts receivable	5,698,321			5,698,321
Prepaid expenses	1,423,281			1,423,281
Assets held for sale				-
Other receivables	1,981,887	(1)	241,000	2,222,887
Total current assets	17,634,353			17,875,353

Property, plant and equipment	298,497		-	298,497
Financial assets	1,369,454	(1)	(531,973)	837,481
Investment in related company, at equity		(1)	290,973	290,973
Deferred tax assets	1,136,135			1,136,135
Goodwill	39,688,966			39,688,966
Software	16,514,894			16,514,894
Other assets	223,630			223,630
Total non-current assets	59,231,576			58,990,576

Total assets	76,865,929			76,865,929

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,440,295			1,440,295
Liabilities to banks	50,324	(2)	(251)	50,073
Accounts payables and accrued liabilities	4,972,833	(1)	23,915	4,996,748
Other liabilities	3,674,073	(1)	(854,071)	2,820,002
Deferred income	6,208,458			6,208,458
Due to related parties		(1)	830,156	830,156
Total current liabilities	16,345,983			16,345,732

Long term liabilities	7,940,062			7,940,062

Total liabilities	24,286,045			24,285,794

Stockholders' equity
Common stock	22,544			22,544
Additional paid in capital	33,894,661			33,894,661
Retained earnings	(174,959	)(2)	(147,560)	(322,519)
Other comprehensive income	(13,639)			(13,639)
	33,728,607			33,581,047
Noncontrolling interest in subsidiaries	18,851,277	(2)	147,811	18,999,088
Total equity	52,579,884			52,580,135

Total equity and liabilities	76,865,929			76,865,929

(1)	Re-allocation arising from previously unidentified related party balances.
(2)	Restatement required to correct over allocation of amounts allocated to noncontrolling interest in subsidiaries. This re-allocation also required restatement of the Consolidated Statement of Operations, as noted below.

Restatement of Consolidated Statement of Operations – for the year ended March 31, 2011

	As
	Previously filed	Corrections	As Restated
	$		$
Net income (loss)	(3,637,306)		(3,637,306)
Net income (loss) attributable to noncontrolling interest	(1,963,354)	291,295	(1,672,059)

Net income (loss) attibutable to stockolders	(1,817,687)	(147,560)	(1,965,247)

Other comprehensive income (loss)	(144,159)	(143,383)	(287,542)
Other comprehensive income (loss) attributable to noncontrolling interest	-	(143,484)	(143,484)
Other comprehensive income (loss attributable to stockholders	(144,159)		(144,058)

Comprehesive income (loss) attributed to stockholders	(1,961,746)	(147,560)	(2,109,306)

Restatement of Cash Flow Statements for the years ended March 31, 2011 and 2010

GBS Enterprises Incorporated

Consolidated statements of cash flows

For the Years Ended March 31, 2011

	March 31, 2011		March 31, 2010
	As	As	As	As
	Previously filed	Restated	Previously filed	Restated
	$	$	$	$

Cash flow from operating activties
Net income (loss) for the year	(3,637,306)	(3,637,306)	1,419,438	1,419,438
Adjustments
Deferred income taxes	3,239,283	3,796,982	(167,191)	(167,191)
Depreciation and amortization	4,036,047	4,035,732	2,894,795	2,894,795
Interest expense	-	(109,195)	-	80,448
Loss on sale of assets	-	266,269	-	-
Loss from equity investment	-	85,599	31,078	31,078
Minority interest losses	(9,188)	(143,736)	-	-
Changes in operating assets and liabilities
Accounts receivable and other assets	(5,310,427)	(4,529,889)	1,893,241	2,812,836
Retirement benefit obligation	14,730	3,686	10,243	10,243
Inventories	-	114,172	(12,265)	(12,265)
Accounts payable and other liabilities	3,440,602	2,755,795	(2,084,566)	(2,738,594)
Net cash provided by operating activities	1,773,741	2,638,109	3,984,773	4,330,788

Cash flow from investing activties
Purchase of intangible assets	(3,865,982)	(5,941,612)	(4,560,821)	(4,560,821)
Purchase of property, plant and eq.	(161,037)	(161,037)	(479,398)	(479,398)
Purchase of subsidiaries	(251,751)	-	(1,513,176)	(1,513,176)
Proceeds from sale of subsidaries	5,052,424	2,588,035	-	-
Increase in financial assets	-	321,515	-	-
Net cash used in investing activities	773,654	(3,193,099)	(6,553,395)	(6,553,395)

Cash flow from financing activties
Net borrowings - banks	(2,221,567)	(2,484,597)	830,001	830,001
Other borrowings	80,234	2,460,438	(489,629)	(692,093)
Loans from related party	-	830,156	-	-
Capital paid-in	6,678,950	6,678,950	-	-
Net cash used in financing activities	4,537,617	7,484,947	340,372	137,908

Net increase in cash	7,085,012	6,929,957	(2,228,250)	(2,084,699)
Effect of translation on cash and cash equivalents	(299,113)	(144,058)	220,648	77,097
Cash and cash equivalents beginning of the year	1,744,965	1,744,965	3,752,567	3,752,567
Cash and cash equivalents end of the year	8,530,864	8,530,864	1,744,965	1,744,965

Restatements in both years arise out of changes in cash flow analysis of subsidiaries.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In order to reduce the impact of these weaknesses to an acceptable level, the Company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC. However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite U.S. GAAP and SEC financial reporting knowledge.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses at March 31, 2011:

■	LACK OF SEGREGATION OF DUTUES OF INTERNAL ACCOUNTING AND SEC REPORTING DEPARTMENTS.

■	LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS. We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

■	LIMITED KNOWLEDGE OF U.S. GAAP BY THE COMPANY’S BOARD OF DIRECTORS AND ACCOUNTING AND REPORTING DEPARTMENTS. Our current Board of Directors, as of March 31, 2011, had one director, Joerg Ott, who also serves as the Chief Executive Officer of the Company. Mr. Ott has limited knowledge of U.S. GAAP, and the Certifying Officers believe that this limited knowledge constitutes a material weakness of the Company’s internal controls over financial reporting. The Company’s internal accounting and reporting departments also have limited knowledge of U.S. GAAP which the Certifying Officers also believe constitutes a material weakness of the Company’s internal control over financial reporting.

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results. Notwithstanding the foregoing, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Company’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

The Company is committed to improving its financial organization. As part of this commitment and when funds are available, the Company will create a position within the Company’s accounting and finance team to segregate duties consistent with its control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of the Company’s board of directors resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board of directors. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Subsequent Events

New Chief Financial Officer:

As previously reported by the Company on a Current Report on Form 8-K filed by the Company with the Commission on February 28, 2012, on February 24, 2012, the Board of Directors of the Company appointed Markus R. Ernst as the Company’s Chief Financial Officer (Principal Financial and Accounting Officer), effective February 24, 2012. Mr. Ernst replaced Ronald J. Everett who had been serving as the Company’s Chief Financial Officer since August 2, 2010. Mr. Everett resigned as Chief Financial Officer on February 27, 2012.

New Board Members:

As also previously reported by the Company on a Current Report on Form 8-K filed by the Company with the Commission on March 6, 2012, on March 1, 2012, the Company’s Board of Directors increased the size of the Board from two (2) to seven (7) members and appointed Messrs. David Darsch, John A. Moore, Jr., Mohammad Shihadah, Stephen D. Baksa and Woody A. Allen (collectively, the “New Directors”) to fill the five (5) vacancies created thereby until the next annual meeting of stockholders of the Company or until his respective successor is elected and qualified.

Independent Directors:

The Board has determined that each of the New Directors qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

Audit Committee:

On March 1, 2012, the Board established a standing Audit Committee comprised of two of the New Directors, John A. Moore, Jr. and Woody A. Allen, and Gary MacDonald. As previously disclosed by the Company, Mr. MacDonald was elected as a member of the Board on December 2, 2011. Mr. MacDonald also serves as the Executive Vice President and Chief Development Officer of the Company and its 50.1% subsidiary, GROUP Software AG, a German publicly-traded company, and therefore, does not qualify as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act or Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

On March 1, 2012, Mr. Moore was appointed the Chairman of the Audit Committee and unanimously designated as the “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K due to Mr. Moore’s experience as reflected above in his biography.

The Audit Committee shall assist the Board in fulfilling its responsibility to oversee the conduct and integrity of the Company’s financial reports, internal controls and compliance with legal and regulatory requirements, with ultimate authority to: (i) select, appoint, dismiss, oversee the compensation of and oversee the Company’s independent auditors; (ii) preapprove all auditing and non-auditing services to be provided by the independent auditors (other than non-auditing services that are de minimis); (iii) oversee the independence and qualification of the Company’s independent auditors; (iv) oversee the performance of the Company’s internal audit and surveillance functions; and (v) prepare any reports of the Committee that are required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

The Company believes that the appointment of the New Directors, each of whom qualifies as an “independent director” (as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules), as well as the establishment of a standing Audit Committee comprised of a majority of independent directors, one of whom who has been appointed an “audit committee financial expert” (as defined by Item 407(d)(5)(ii) of Regulation S-K) will serve to correct the material weaknesses discussed above.

Management and the Company’s Board of Directors will continue to monitor and evaluate the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

On August 2, 2010, the Company retained the services of Ronald J. Everett to serve as the Company’s Chief Financial Officer.

The following persons served as the executive officers and members of the Board of Directors of the Company as of March 31, 2011:

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

ode of Ethics and Code of Business Conduct

We have not yet adopted a Code of Ethics or Code of Business Conduct due to our limited size but we intend to do so when we increase the size of our Company.

Corporate Governance

Nominating and Compensation Committees

As of March 31, 2011, the Company did not have standing nominating or compensation committees, or committees performing similar functions.

Audit Committee

As of March 31, 2011, the Company’s Board of Directors did not have a standing audit committee.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Joerg Ott —Chief Executive Officer (PEO) (1)	2011	$120,000	—	—	—	—	—	—	$120,000
	2010	—	—	—	—	—	—	—	—

Ronald Everett -Chief Financial Officer (PFO) (2)	2011	$20,000	—	—	—	—	—	—	$20,000
	2010	—	—	—	—	—	—	—	—

Gary MacDonald —Executive VP and Chief Development Officer (3)	2011	—		—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—

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

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)		% of Class of Stock Outstanding (3)
Joerg Ott —Chairman and Chief Executive Officer	1,850,000	(4)	7.9%
Ronald Everett —Chief Financial Officer	200,000	*
Gary MacDonald —Executive VP and Chief Development Officer	100,000	*
Edward M. Giles 17 Heights Road Plandome, New York 11030	1,600,000	(5)	6.6%
Stephen D. Baksa 2 Woods Lane Chatham, NJ 07928	1,400,000	(6)	5.8%
VP Bank (Switzerland), Ltd. Bahnhofstrasse 3 CH-8022 Zurich, Switzerland	1,488,000	(7)	6.1%
All Officers and Directors as a group (3 persons)	2,150,000		9.1%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is c/o GBS Enterprises Incorporated, 585 Molly Lane, Woodstock, GA 30189.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.
(3)	Based on 23,543,790 shares of Common Stock outstanding as of July 14, 2011.
(4)	Consists of 1,550,000 shares of Common Stock held by vbv Vitamin B Venture GmbH, an entity of which Mr. Ott has sole voting and dispositive control and 300,000 shares of Common Stock held directly by Mr. Ott.

(5)	Consists of: (i) 440,000 shares of Common Stock held by Edward M. Giles, (ii) 440,000 shares of Common Stock issuable upon the exercise of 440,000 Warrants held by Edward M. Giles, (iii) 280,000 shares of Common Stock held by Isles Capital, L.P., a limited partnership over which Mr. Giles exercises investment discretion, (iv) 280,000 shares of Common Stock issuable upon the exercise of 280,000 Warrants held by Isles Capital, L.P., (v) 80,000 shares of Common Stock held by Edward M. Giles Roth IRA #7, (ii) 80,000 shares of Common Stock issuable upon the exercise of 80,000 Warrants held by Edward M. Giles Roth IRA #7.

(6)	Consists of (i) 700,000 shares of Common Stock held by Stephen D. Baksa and (ii) 700,000 shares of Common Stock issuable upon the exercise of 700,000 Warrants held by Stephen D. Baksa.
(7)	Consists of (i) 744,000 shares of Common Stock held by VP Bank (Switzerland), Ltd. and (ii) 744,000 shares of Common Stock issuable upon the exercise of 744,000 Warrants held by VP Bank (Switzerland), Ltd.

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

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant. The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2010 and March 31, 2011 for professional services rendered by K.R. Margetson were as follows:

	Year Ended March 31
	2011	2010
Audit Fees and Audit Related Fees	$5,550	$5,200
Tax Fees	—	-
All Other Fees	6,490	1,500
Total	$12,040	$6,700

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

No.:	Description:

3.1	Articles of Incorporation [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

3.1.1	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 [Incorporated by reference to Amendment No. 2 to the Company’s Form 10-K for the fiscal year ended March 31, 2011 filed November 7, 2011]

3.1.2	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 [Incorporated by reference to Amendment No. 2 to the Company’s Form 10-K for the fiscal year ended March 31, 2011 filed November 7, 2011]

3.2	Bylaws [Incorporated by reference to the Company’s Form SB-2 filed January 14, 2008]

10.1	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed September 21, 2009]

10.2	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.3	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.4	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.5	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam [Incorporated by reference to the Company’s Form 8-K filed April 26, 2010]

10.6	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and LVM Landwirtschaftlicher Versicherungsverein AG [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.7	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and MPire Capital City [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.8	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Stone Mountain Ltd. [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.9	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and Tuomo Tilman [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.10	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and vbv Vitamin B Venture GmbH [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.11	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Jyrki Salminen [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.12	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and Delta Consult LP [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.13	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and GAVF LLC [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

10.14	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and K Group [Incorporated by reference to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010]

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

By: /s/ Joerg Ott
Joerg Ott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Joerg Ott	President, Chief Executive Officer and Director	March 23, 2012
Joerg Ott	(Principal Executive Officer)

/s/ Markus Everett	Chief Financial Officer	March 23, 2012
Markus Everett	(Principal Financial and Accounting Officer)

/s/ Gary MacDonald	Executive Vice President and Chief Development	March 23, 2012
Gary MacDonald	Officer, and Director

/s/ David Darsch	Director	March 23, 2012
David Darsch

/s/ John A. Moore, Jr.	Director	March 23, 2012
John A. Moore, Jr.

/s/ Mohammad Shihadah	Director	March 23, 2012
Mohammad Shihadah

/s/ Stephen D. Baksa	Director	March 23, 2012
Stephen D. Baksa

/s/ Woody A. Allen	Director	March 23, 2012
Woody A. Allen

