Form 10-Q/A
period 2011-06-30
GBS Enterprises Inc
filed 2012-03-23
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 15, 2012, there were 27,252,958 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for GBS Enterprises Incorporated, a Nevada corporation (“we” or the “Company”), for the quarterly period ended June 30, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2011 (the “Original Filing”) and amended with the SEC on September 14, 2011 (“First Amendment”), is being filed in response to comments received from the staff of the SEC in its review of the Company’s periodic SEC filings, including the Original Filing and First Amendment.

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

For the convenience of the reader, this Form 10-Q/A restates the Original Filing and Amendment No. 1 in their entirety. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

Except as otherwise noted herein, this Form 10-Q/A continues to speak as of the quarter ended June 30, 2011, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the quarter ended June 30, 2011 or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the Commission subsequent to this filing.

2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2011

(Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

June 30, 2011 and March 31, 2011

(Unaudited)

	Restated
	June 30, 2011	March 31, 2011
	$	$
Assets
Current Assets
Cash and cash equivalents	6,805,940	8,530,864
Accounts receivable	4,896,092	5,698,320
Prepaid expenses	1,647,095	1,423,281
Other receivables	854,486	1,981,887
Total current assets	14,203,613	17,634,352

Equity investments in related parties - Note 4	6,585,000	-
Property, plant and equipment - Note 5	347,477	298,497
Financial assets	2,687,035	1,369,454
Deferred tax assets	2,107,040	1,136,135
Goodwill - Note 6	39,688,966	39,688,966
Software - Note 7	16,900,047	16,514,894
Other assets	228,544	223,630
Total non-current assets	68,544,109	59,231,576

Total assets	82,747,722	76,865,928

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,516,383	1,440,295
Liabilities to banks	42,493	50,074
Accounts payable and accrued liabilities	3,759,994	4,972,832
Other liabilities	2,901,918	2,846,417
Due to related parties - Note 8	688,532	827,656
Deferred income	9,673,504	6,208,458
Total current liabilities	18,582,824	16,345,732

Liabilities to banks	-	780,277
Deferred tax liabilities	798,009	878,450
Retirement benefit obligation	162,095	153,962
Other liabilities	5,778,505	6,127,373
Total non-current liabilities	6,738,609	7,940,062

Total liabilities	25,321,433	24,285,794

See Accompanying Notes

Interim Consolidated Balance Sheets

June 30, 2011 and March 31, 2011

(Unaudited)

	June 30, 2011	March 31, 2011
	$	$
Shareholders' equity
Capital Stock - Note 9
Authorized:
75,000,000 common shares and 25,000,000 preferred shares each with a par value of $.001
Issued and outstanding
23,793,790 common shares (22,544,000 shares at March 31, 2011)	23,794	22,544
Additional paid in capital	39,912,411	33,894,661
Deficit	(2,137,412)	(322,519)
Other comprehensive income	800,929	(13,639)
Noncontrolling interest in subsidiaries	18,826,567	18,999,088
Total shareholders' equity	57,426,289	52,580,135

Total equity and liabilities	82,747,722	76,865,929

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

(Unaudited)

	For the three months
	ended June 30
	2011	2010
	$	$
Cash flow from operating activties
Net loss / net income	(1,814,893)	463,029
Adjustments
Deferred income taxes	(1,051,345)	351,069
Depreciation and amortization	1,030,391	904,269
Minority interest losses	(172,271)	444,836
Changes in operating assets and liabilities
Accounts receivable and other assets	1,705,817	1,365,167
Retirement benefit obligation	(4,915)	84,468
Inventories		659
Accounts payable and other liabilities	2,270,840	(1,240,803)
Net cash provided by operating activities	1,963,624	2,372,694

Cash flow from investing activties
Purchase of intangible assets	(847,721)	(1,347,222)
Purchase of property, plant and equipment	(64,164)	(27,344)
Purchase of subsidiaries	(600,000)	-
Currancy differences	(623,443)	(292,199)
Purchase of financial assets	(1,246,776)	133,526
Net cash used in investing activities	(3,382,104)	(1,533,239)

Cash flow from financing activties
Net borrowings - banks	(780,277)	(751,615)
other borrowings	(340,735)	(113,491)
Net cash used in financing activities	(1,121,012)	(865,106)

Effect of exchange rate changes on cash	814,568	138,052

Net increase in cash	(1,724,924)	112,401
Cash and cash equivalents - Beginning of the period	8,530,864	1,744,965

Cash and cash equivalents - End of period	6,805,940	1,857,366

Supplemental information
Taxes paid	14,468	(257,594)

Interest paid	98,301	94,155

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

Notes to the Interim Financial Statements

June 30, 2011

(Unaudited)

NOTE 4 – EQUITY INVESTMENTS IN RELATED PARTIES – (continued)

The Company has accounted for these two transactions in accordance with Regulation S-X Rule 3A-02, wherein the asset and liabilities of subsidiaries may reflect an earlier balance sheet date and the operations may be of a period ending in that earlier date. Accordingly, the Company has not yet allocated the purchase prices to the assets and liabilities acquired, nor have the operations from these subsidiaries been recorded in the accounts as of June 30, 2011.

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

NOTE 6 – GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE in kUSD	Goodwill Q1 in kUSD
global words AG	01/10/02	5,095.3	5,095.3
GROUP Technologies AG	01/09/05	4,479.7	4,479.7
GROUP Business Software Inc.	31/12/05	2,177.5	2,177.5
GROUP LIVE N.V.	31/12/05	1,324.2	1,324.2
Remaining goodwill from CRM	31/12/05	3,108.4	3,108.4
GROUP Business Software Ltd	31/12/05	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/05	443.6	443.6
GAP AG für GSM Applikationen und Produkte	31/12/05	1,913.9	1,913.9
Relavis Corporation	01/08/07	7,288.3	7,288.3
Permessa	22/09/10	2,387.4	2,387.4
GROUP Business Software AG	06/01/11	8,705.5	8,705.5
		39,689.0	39,689.0

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

GBS Incorporated Inc.

Notes to the Interim Financial Statements

June 30, 2011

(Unaudited)

	June 30	March 31
	2011	2011

Due to a director and shareholder, unsecured demand note payable, bearing interest at 5%, due Mar 1, 2011	$5,012	$114,750
Due to Lotus Holdings Ltd., a sharehoder, demand notes payable, bearing interest at 5%, due October 31, 2011
- note secured by shares in GROUP Business Software AG	562,238	600,000
- secured by OUTPUT software	105,000	105,000
Accrued interest on loans	16,282	7,906

	$688,532	$827,656

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

GBS Incorporated Inc.

Notes to the Interim Financial Statements

June 30, 2011

(Unaudited)

NOTE 12 – SALES AND COST OF SALES

Sales and costs of sales are comprised of products and services. An allocation of those items for the three month periods ended June 30, 2011 and 2010 is as follows:

	For the three months
	Ended June 30
	2011	2010
	$	$

Sales
Products	1796,151	2,769,093
Services	3,880,279	4,284,145

	5,676,430	7,053,238

Cost of Sales
Products	721,901	1,176,239
Services	1,867,447	1,872,005

	2,589,348	3,048,244

Gross profit
Products	1,074,250	1,592,854
Services	2,012,832	2,412,140

	3,087,082	4,004,994

NOTE 13 – CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the year ended March 31, 2011 were amended and re-issued after the initial issue of these statements. These statements have been restated to give reflect the changes. The changes to the March 31, 2011 balance sheet has already been issued. The changes to the previously issued June 30, 2011 Balance Sheet are as follows:

	As previously issued	As Restated
	$	$

Deficit	(1,989,851)	(2,137,412)
Noncontrolling interest in subsidiaries	18,679,006	18,826,567

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Summary

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of software and service business solutions worldwide.  GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides IBM Lotus Notes/Domino Application and Transformation technology, and related Cloud Computing technology. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America. The Company’s maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

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

Consulting Services

As a leader in the IBM Lotus Notes Software and Services business GBS provides high-end consulting services to its customers. GBS develops, sells and orchestrates customer-specific Lotus Domino strategy and consulting services, such as CIO and IT department leader Strategic Advisory Services, Managed Services, Outsourcing, Administration, Assessments and Implementations, Performance Improvements, Custom Application Development, Governance and Security, Technical Support, and Training, as well as Email Migration Services. The talented team at GBS Experts has outstanding skill sets in the areas of system architecture and evaluation, application integration, e-mail and Instant Messaging, administration, application development, application migration, middleware deployments and licensing, outsourcing and hosting.

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

Revenue Model

GBS receives four types of revenues for its products and services, including Licensing, Service, Maintenance, and Subscription.  Licensing revenue is derived from the licensing of applications for Lotus Notes and Domino, which will now include IBM’s marketing of the CAP and DAT products.  Service revenue is obtained from a wide range of consulting, maintenance and support Services provided by the Company.

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

Acquisitions of Subsidiary Companies

As previously reported by the Company, during the three month period ended June 30, 2011, the Company made two business acquisitions as described below:

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

GroupWare, Inc.

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

Results of Operations

Assets

Total Assets increased from $76,865,929 at March 31, 2011 to $82,747,722 at June 30, 2011.  Total Assets consist of Total Current Assets and Total Non-Current Assets.

At June 30, 2011, our Total Current Assets were $14,203,613, compared to $17,875,353 at March 31, 2011. Our cash and cash equivalents decreased from $8,530,864 at March 31, 2011 to $6,805,940 at June 30, 2011.  The decrease was primarily due to the Company’s acquisition of two companies during the quarter and on-going working capital needs to finance current operations.  Accounts Receivable decreased from $5,698,321 at March 31, 2011 to $4,896,092 at June 30, 2011.  This decrease was primarily due to a decrease in sales activity.   Prepaid Expenses increased from $1,423,281 at March 31, 2011 to $1,647,095 at June 30, 2011 based on the purchase of additional material.  Other receivables consisted of a receivable for anticipated compensation for damage, security deposits, tax refund claims and decreased from $2,222,887 at March 31, 2011 to $854,486 at June 30, 2011.  The decrease was primarily due to receipt of damage compensation and tax refund claims.  .

At June 30, 2011, our Total Non-Current Assets were $68,544,109, compared to $58,990,576 at March 31, 2011.  Equity investments in related parties increased from $ 290,973 at March 31, 2011 to $6,585,000 at June 30, 2011. See Note 4 to the Financial Statements for explanation. Our Financial Assets increased from $837,481 at March 31, 2011 to $2,687,035 at June 30, 2011 and consist of the value of the 50% interest in an associated company and the amount still outstanding against the purchaser of GEDYS IntraWare GmbH due for monthly repayments. Our Deferred Tax Assets increased from $1,136,135 at March 31, 2011 to $2,107,040 at June 30, 2011 and consisted of Deferred Tax Assets derived from increases in Financial Assets. There were no changes in Goodwill during the period. Software increased from $16,514,894 at March 31, 2011 to $16,900,047 at June 30, 2011 and consists of an increase in capitalized development cost, product rights and licenses.  Other Assets increased from $223,630 at March 31, 2011 to $228,544 at June 30, 2011 and consisted of the reinsurance relating to pension obligations.

Liabilities

Total Liabilities increased from $24,285,794 at March 31, 2011 to $25,321,433 at June 30, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2011, our Total Current Liabilities were $16,345,732 compared to $18,582,824 at June 30, 2011.  Notes Payable increased from $1,440,295 at March 31, 2011 to $1,516,383 at June 30, 2011 and primarily consists of the external capital components of the convertible bond issue. Liabilities to Bank decreased from $50,074 at March 31, 2011 to $42,493 at June 30, 2011 and consisted of a line of credit.  Accounts Payable and Accrued Liabilities decreased from $4,972,832 at March 31, 2011 to $3,759,994 at June 30, 2011 and consists of Trade payables, Tax accruals and other accruals.  Other Liabilities decreased from $2,846,417 at March 31, 2011to $2,901,918 at June 30, 2011 and consists of the liabilities relating to the purchase of assets, tax liabilities, other miscellaneous loans.  Amounts due to related parties decreased from $827,656 at March 31, 2011 to $688,532 at June 30, 2011.  Deferred Income increased from $6,208,458 at March 31, 2011 to $9,673,504 at June 30, 2011 and consists mainly of maintenance income collected in advance of the contractual maintenance period.

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

Fiscal Quarter Ended June 30, 2011 Compared to the Fiscal Quarter Ended June 30, 2010

Revenues

For the fiscal quarter ended June 30, 2011, our Net Sales decreased to $5,676,430 from $7,053,238 for the fiscal quarter ended June 30, 2010.  The Company generates Net Sales by Licenses, Maintenance, Services, Third-Party Products and Others.   The Revenue with Products decreased from $2,769,093 to $1,796,151 in the first three months of the fiscal year. That decrease is mainly driven by a decrease in 3rd Party Products with a decrease from $1,512,015 to $704,573 and a decrease in License Revenue from $1,257,077 to $1,091,578 in the same period. The Revenue with Services decreased from $4,284,145 to $3,880,279 in the first three months of the fiscal year. Overall these decreases were primarily due to the sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY.

Cost of Goods Sold

For the fiscal quarter ended June 30, 2011, our Cost of Goods Sold decreased to $2,589,348 from $3,048,244 for the fiscal quarter ended June 30, 2010.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.   The decrease from 2010 to 2011 was primarily due to the sale of the subsidiary Gedys IntraWare GmbH.

The Costs of Good Sold for Products decreased from $1,176,239 to $721,901 due to lower 3rd Party Product sales as mentioned above. The Cost of Goods Sold for Services remained on the same level with $1,867,447 for the fiscal quarter ended June 30, 2011 and $1,872,005 for the fiscal quarter ended June 30, 2010. As of June 30, 2011, there were 156 people employed by the Company (2010: 117). Approximately 30% (2010: 29%) were employed in programming activities due to the extensive Lotus software development and licensing business.

Operating Expenses

For the fiscal quarter ended June 30, 2011, our Operating Expenses increased to $5,365,634 from $4,658,980 for the fiscal quarter ended June 30, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the fiscal quarter ended June 30, 2011, our Selling Expenses increased to $3,663,474 from $3,367,119 for the fiscal quarter ended June 30, 2010.  Selling Expenses consist of cost for the Sales, Marketing and Service units. The increase was due to additional recruiting of sales personnel and additional selling expenses relating to the aforementioned acquisitions. $241,323 of this increase is resulting from the acquisitions made by the company in the fiscal quarter ended June 30, 2011. $996,203 of this increase is resulting from additional sales activities around our CRM portfolio in the North American market. The sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY in 2010 accounted for a decrease of Selling Expenses in the amount of $848,467 for the same three months period.

For the fiscal quarter ended June 30, 2011, our Administrative Expenses increased to $1,499,856 from $1,004,334 for the fiscal quarter ended June 30, 2010.  The reason for the increase from 2010 to 2011 was primarily due to an increase in legal expense, consultant expense, investor relations expense and associated travel costs. This increase is associated with the acquisitions made during the first quarter of the fiscal year ended June 30, 2011 in the amount of $83,186 and an increase in administrative operations by GBS Enterprises Inc. in the amount of $379,993.

For the fiscal quarter ended June 30, 2011, our General Expenses decreased to $202,304 from $287,527 for the fiscal quarter ended June 30, 2010.  The reason for the decrease from 2010 to 2011 was primarily due to a decrease in professional fees, cost of money transactions and currency conversion.

Overall and due to increased business activities and as a result of the support of the dual listing within GBS group the Auditing and Consulting Costs increased for the fiscal quarter ended June 30, 2011 to $307,809 from $125,313 for the three months ended June 30, 2010. The overall increase in marketing expenses for the three months ended June 30, 2011 to $659,080 by nearly 50% from $439,654 for the three months ended June 30, 2010 is also directly a result of additional business activities and the growth of the company resulting of the aforementioned acquisitions. Due to the increase in personnel to 156 employees from 117 employees Other Personnel related Costs increased to $ 457,310 from $ 425,191 in the same three months period.

For the three-month period ended June 30, 2011, Other Income decreased to $ (658,569) (Other Expenses) from $1,286,461 for the three-month period ended June 30, 2010.  The reason for the decrease was primarily due to earnings in the previous year in relation to the selling of the Assets of Gedys IntraWare GmbH. The Other Expenses for the fiscal quarter ended June 30, 2011 consist of approximately $809,531 of currency differences resulting from consolidations and a total Other Income of $155,086 in the same period.

The consolidated Statements of Operations also include expenses of $ 0,6 million directly relating to Group Live, the Company’s cloud computing technology service, and expenses of $ 0,5 million directly relating to the Transformer, the Company’s Lotus Notes application conversion service, for the fiscal quarter ended June 30, 2011.

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

The Company has adopted FASB Codification topic (“ASC”) 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Foreign Currency Translation

The functional currency of the Company is US dollars. For financial reporting purposes, the financial statements of GROUP were translated into US dollars. Assets and liabilities were translated at the exchange rates at the balance sheet dates and revenue and expenses were translated at the average exchange rates and stockholders’ equity was translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity..

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

It should also be noted that the Company and GROUP have different year-end reporting dates. The Company’s fiscal year-end reporting date is March 31 and GROUP’s calendar year-end reporting date is December 31. The consolidation of these entities for financial reporting purposes has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 3A-02.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Certifying Officers believe that the following material weaknesses as of June 30, 2011 have caused the Company’s disclosure controls and procedures to be ineffective as of June 30, 2011:

■	LACK OF SEGREGATION OF DUTUES OF INTERNAL ACCOUNTING AND SEC REPORTING DEPARTMENTS.

■	LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS. As of June 30, 2011, the Board of Directors did not have a functioning audit committee or outside directors.

■	LIMITED KNOWLEDGE OF U.S. GAAP BY THE COMPANY’S BOARD OF DIRECTORS AND ACCOUNTING AND REPORTING DEPARTMENTS. As of June 30, 2011, our Board of Directors had one director, Joerg Ott, who also serves as the Chief Executive Officer of the Company. Mr. Ott has limited knowledge of U.S. GAAP, and the Certifying Officers believe that this limited knowledge constitutes a material weakness of the Company’s disclosure controls and procedures. The Company’s internal accounting and reporting departments also have limited knowledge of U.S. GAAP which the Certifying Officers also believe constitutes a material weakness of the Company’s disclosure controls and procedures.

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results. Notwithstanding the foregoing, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Company’s board of directors caused an ineffective oversight in the establishment and monitoring of the required disclosure controls and procedures.

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

On March 1, 2012, Mr. Moore was appointed the Chairman of the Audit Committee and unanimously designated as the “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K due to Mr. Moore’s business experience.

The Audit Committee shall assist the Board in fulfilling its responsibility to oversee the conduct and integrity of the Company’s financial reports, internal controls and compliance with legal and regulatory requirements, with ultimate authority to: (i) select, appoint, dismiss, approve the compensation of and oversee the Company’s independent auditors; (ii) preapprove all auditing and non-auditing services to be provided by the independent auditors (other than non-auditing services that are de minimis); (iii) oversee the independence and qualification of the Company’s independent auditors; (iv) oversee the performance of the Company’s internal audit and surveillance functions; and (v) prepare any reports of the Committee that are required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Subsequent Event

IDC Global, Inc. Acquisition

As previously reported by the Company on a Form 8-K filed with the Commission on July 28, 2011, on July 25, 2011, the Company consummated its acquisition of IDC Global, Inc., a Delaware corporation (“IDC”), pursuant to an Acquisition Agreement, dated July 15, 2011 (the “Agreement”), by and among the Company, IDC, the shareholders of IDC (the “IDC Shareholders”) represented by a Shareholder Representative, and the management shareholders of the Company (the “Management Shareholders”) represented by a Management Shareholder Representative.

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

Item 6. Exhibits.

No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: March 23, 2012	By: /s/ Joerg Ott
Joerg Ott
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2012	By: /s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

