Form 10-Q/A
period 2011-09-30
GBS Enterprises Inc
filed 2012-03-23
CIK 1413754

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for GBS Enterprises Incorporated, a Nevada corporation (“we” or the “Company”), for the quarterly period ended September 30, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2011 (the “Original Filing”), is being filed in response to comments received from the staff of the SEC in its review of the Company’s periodic SEC filings, including the Original Filing.

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

For the convenience of the reader, this Form 10-Q/A restates the Original Filing in its entirety. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

Except as otherwise noted herein, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

3

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

It should also be noted that the Company and GROUP have different year-end reporting dates. The Company’s fiscal year-end reporting date is March 31 and GROUP”s calendar year-end reporting date is December 31. The consolidation of these entities for financial reporting purposes has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule3A-02. Accordingly, the six months operations for GROUP for these financial statements encompass the period from January 1, 2011 to June 30, 2011 and the Balance Sheet for GROUP is at June 30, 2011. There were no significant transactions in the interim period that have not been disclosed.

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

The assets and liabilities of these companies represent the values as of June 30, 2011 and are included in these consolidated financial statements. This timing approach is allowed as per Regulation S-X Rule 3A-02.

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

September 30, 2011

(Unaudited)

NOTE 6 – GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE in kUSD	Goodwill Q2 in kUSD
global words AG	01/10/02	5,095.3	5,095.3
GROUP Technologies AG	01/09/05	4,479.7	4,479.7
GROUP Business Software Inc.	31/12/05	2,177.5	2,177.5
GROUP LIVE N.V	31/12/05	1,324.2	1,324.2
Remaining good will of CRM	31/12/05	3,108.4	3,108.4
GROUP Business Software Ltd	31/12/05	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/05	443.6	443.6
GAP AG für GSM Applikationen und Produkte	31/12/05	1,913.9	1,913.9
Relavis Corporation	01/08/07	7,288.3	7,288.3
Permessa	22/09/10	2,387.4	2,387.4
GROUP Business Software AG	06/01/11	8,705.5	8,705.5
Pavone AG			4,956.7
Groupware Inc.			992.8
IDC			4,066.0
		39,689.0	49,704.5

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

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

The Company had the following transactions with related parties for the six months ending September 30, 2011 and 2010:

	2011	2010
	$	$
Expenses paid to related parties:
Wages	92,965	91,643
Rent	30,331	28,671
Consulting fees	482,984	173,069
Interest	23,327	-
Stock Base Compensation	34,000	-

The transactions between the Company and the parties were consummated at the price agreed upon between the parties.

	Sept 30	March 31
	2011	2011

Due to a director and shareholder, unsecured demand	$-	$114,750
note payable, bearing interest at 5%
Due to Lotus Holdings Ltd., a shareholder, demand notes
note bearing interest at 5% , due October 31, 2011
- secured by shares in GROUP Business Software AG	447,240	600,000
- secured by OUTPUT Software	100,000	105,000
Accrued interest	23,327	7,906
	$570,567	$827,656

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

NOTE 14 – SALES AND COST OF SALES

Sales and costs of sales are comprised of products and services. An allocation of those items for the three month periods ended September 30, 2011 and 2010 is as follows:

	For the three months Ended September 30
	2011	2010
	$	$
Sales
Products	2,577,844	2,392,934
Services	4,836,758	3,161,407
	7,414,602	5,544,341

Cost of Sales
Products	1,378,563	1,365,541
Services	2,182,044	1,556,403
	3,560,607	2,921,944

Gross profit
Products	1,199281	1,017,393
Services	2,654,714	1,605,004
	3,853,995	2,622,397

GBS Incorporated Inc.

Notes to the Interim Financial Statements

September 30, 2011

(Unaudited)

	For the six months Ended September 30
	2011	2010
	$	$
Sales
Products	4,373,995	5,152,027
Services	8,717,037	7,445,552
	13,091,032	12,597,579

Cost of Sales
Products	2,100,464	2,541,780
Services	4,049,491	3,428,408
	6,149,954	5,696,188

Gross profit
Products	2,273531	2,611,248
Services	4,667,547	4,017,143
	6,941,078	6,628,391

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBSX,” “GBS,” “we,” “us” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s core business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of business software and service solutions worldwide.  GROUP caters primarily to mid-market and enterprise-size organizations having over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides IBM Lotus Notes/Domino Application and Transformation technology, and related Cloud Computing technology. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America. The Company’s maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

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

As a Premier IBM Business Partner, GBS is one of the few partners that can sell and support licenses for all five IBM software brands: Lotus, WebSphere, Rational, Tivoli, and DB2.

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

 Acquisitions of Subsidiary Companies

As previously reported by the Company, during the six month period ended September 30, 2011, the Company consummated three business acquisitions as described below and entered into an agreement to acquire 100% of SD Holdings, Ltd. which was subsequently consummated in November 2011:

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

SD Holdings, Ltd.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd. (“SYN”), a Mauritius corporation and the shareholders of SYN (the “Selling Shareholders”) owning 100% of issued and outstanding shares of SYN. SYN owns 100% of all issued and outstanding shares of Synaptris, Inc. a California corporation (“Synaptris”), and 100% of all issued and outstanding shares of Synaptris Decisions Private Limited, an India company.

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

With the integration of the Synaptris product portfolio, GBS will add another tier of Lotus Notes applications including reporting products, advanced dashboards, and email productivity solutions. Additionally, the Synaptris acquisition will bring a comprehensive search engine specialized for use with email that is faster and easier to use than other products in the market and which is expected to be made available for XPage applications in the near future through the GBS Transformer . The GBS Transformer is the only technology in the marketplace that can convert any legacy Lotus Notes applications into a cloud ready format. There are over 18 million Lotus Notes applications worldwide.

In addition to product synergy and additional revenue streams, GBS expects to derive operational synergy from this acquisition. Synaptris' presence in India is anticipated to accelerate GBS's plan to expand its Development & Service Center operations for its Transformer 2.0 suite in India. Transformer 2.0 expedites the conversion of client-based applications to Web 2.0-based applications. The Development & Service Center should further enable GBS a cost-effective method to rapidly transform (web-enable) large volumes of Lotus Notes applications. In addition, GBS plans to leverage Synaptris' 135 channel partners spanning 45 countries to expand its existing worldwide network of partners.

The assets and liabilities of these companies represent their values as of June 30, 2011 to the extent that they are included in these consolidated financial statements. This timing approach is allowed as per Regulation S-X Rule 3A-02.

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

Results of Operations

Assets

Total Assets increased from $76,865,929 at March 31, 2011 to $84,757,742 at September 30, 2011.  Total Assets consist of Total Current Assets and Total Non-Current Assets.

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

At March 31, 2011, our Total Non-Current Assets were $58,990,576, compared to $74,181,558 at September 30, 2011.  Our Financial Assets increased from $837,480 at March 31, 2011 to $2,834,163 at September 30, 2011 and consists of an Intercompany Loan given during the previous quarter and therefore cannot be eliminated because of a timing difference emanating as per Regulation S-X Rule 11-02 regarding consolidation. Our Financial Assets also include the remaining balance from a note receivable from the purchaser of GEDYS IntraWare GmbH which is being paid off in monthly installments. Goodwill increased from $39,688,966 at March 31, 2011 to $49,705,472 at September 30, 2011 due primarily to the purchase price allocations relating to three acquisitions recorded in the period. Software increased from $16,514,894 at March 31, 2011 to $17,901,923 at September 30, 2011 and consists of an increase in capitalized development costs.  Other Assets increased from $223,630 at March 31, 2011 to $324,709 at September 30, 2011 and consisted of the reinsurance relating to pension obligations.

Liabilities

Total Liabilities increased from $24,285,794 at March 31, 2011 to $26,155,968 at September 30, 2011.  Total Liabilities consist of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2011, our Total Current Liabilities were $16,345,732, compared to $17,764,310 at September 30, 2011.  Notes Payable increased from $1,440,295 at March 31, 2011 to $1,547,851 at September 30, 2011 due to currency conversion. Liabilities to Bank increased from $50,073 at March 31, 2011 to $107,324 at September 30, 2011 and consisted of a line of credit.  Accounts Payable and Accrued Liabilities decreased from $ 4,996,748 at March 31, 2011 to $4,552,446 at September 30, 2011 and consists of Trade payables, Tax accruals and other accruals.  Other Liabilities decreased from $2,820,002 at March 31, 2011 to $1,942,553 at September 30, 2011 and consists of the liabilities relating to the purchase of assets, tax liabilities, and other miscellaneous loans.  Deferred Income increased from $6,208,458 at March 31, 2011 to $9,033,714 at September 30, 2011 and consists mainly of maintenance income collected in advance of the contractual maintenance period.

At March 31, 2011, our Total Non-Current Liabilities were $ 7,940,062 compared to $ 8,391,658 at September 30, 2011.  Liabilities to Banks increased from $780,277 at March 31, 2011 to $3,197,482 at September 30, 2011 and consisted of an increase of long-term liabilities vis-à-vis Baden-Württembergische Bank.  Deferred Tax Liabilities decreased from $878,450 at March 31, 2011 to $690,574 at September 30, 2011 and consists of the Deferred Tax Liabilities from the capitalization of software expenses.  The decrease was primarily due to depreciation of Assets.  Retirement Benefit Obligation increased from $153,962 at March 31, 2011 to $ 173,191 at September 30, 2011, and consisted of additional accrued retirement benefit obligations.  Other Liabilities decreased from $6,127,373 at March 31, 2011 to $4,330,411 at September 30, 2011 and consisted of a reduction of liabilities related to the purchase of assets in a prior period.

Six-Month Period Ended September 30, 2011 Compared to the Six-Month Period Ended September 30, 2010

Revenues

For the six-month period ended September 30, 2011, our Net Sales increased to $ 13,091,032 from $ 12,597,579 for the six-month period ended September 30, 2010.  The Company generates net sales by Licenses, Maintenance, Services, Third-Party Products and Others.  The increase was primarily due to additional revenues from acquired companies during the period. The Revenue with Products decreased from $5,152,027 to $4,373,996 in the first six months of the fiscal year. That decrease is mainly driven by a decrease in 3rd Party Products with a decrease from $2,937,171 to 2,197,547 and a decrease in License Revenue from $2,214856 to $2,176,449 in the same period. As an impact of the aforementioned acquisitions made by the Company during the six months period ended September 30, 2011 the Service Revenue increased from $7,445,552 to $8,717,037.

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

The Cost of Goods Sold for Products decreased from $2,540,780 to $2,100,464 due to lower 3rd Party Product sales as mentioned above. The Cost of Goods Sold for Services is higher in 2011 compared to 2010 and increased from $3,428,409 to $4,049,490 in the first six months of the fiscal year because of the increase in salaries and related expenses to fulfill our business objectives in our GROUP Live, our cloud application platform, and our Transformer portfolio. As of September 30, 2011, there were 211 people employed by the Company (2010: 120). Approximately 34% (2010: 28%) were employed in programming activities due to the extensive Lotus software development and licensing business.

Operating Expenses

For the six months ended September 30, 2011, our Operating Expenses increased to $11,926,849 from $8,092,813 for the six months ended September 30, 2010. Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses. For the six months ended September 30, 2011, our Selling Expenses increased to $7,968,855 from $5,500,893 for the six months ended September 30, 2010. Selling Expenses consist of the cost for the Sales, Marketing and Service units. The increase was due to additional recruiting of sales personnel and additional selling expenses relating to the aforementioned acquisitions. $1,181,802 of this increase is resulting from the acquisitions made by the Company in the six months ended September 30, 2011. $1,809,101 of this increase is resulting from additional sales activities around our CRM portfolio in the North American market. The sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY in 2010 accounted for a decrease of Selling Expenses in the amount of $812,808 for the same nine months period. For the six months ended September 30, 2011, our Administrative Expenses increased to $3,257,139 from $2,009,077 for the six months ended September 30, 2010. Administrative Expenses consist of costs for the management and administration units. The reason for the increase was primarily due to the additional administrative expenses associated with the acquisitions made during the six months period ended September 30, 2011 in the amount of $257,496 and an increase in administrative operations by GBS Enterprises Inc. in the amount of $778,301. For the six months ended September 30, 2011, our General Expenses increased to $700,855 from $582,843 for the six months ended September 30, 2010 due to additional expenses resulting from the acquisitions made by the company in the six months ended September 30, 2011. Overall and due to increased business activities and as a result of the support of the dual listing within GBS group the Auditing and Consulting Costs increased for the six months ended September 30, 2011 to $612,354 from $208,156 for the six months ended September 30, 2010. The overall increase in marketing expenses for the six months ended September 30, 2011 to $1,078,699 by nearly 80% from $599,709 for the six months ended September 30, 2010 and the increase in overall Travel Expenses for the six months ended September 30, 2011 to $693,387 from $485,257 for the six months ended September 30, 2010 is also directly a result of additional business activities and the growth of the company as a result of the aforementioned acquisitions. Due to the increase in personnel to 211 employees from 120 employees Other Personnel related Costs increased to $ $938,421 from $ $753,079 in the same six months period.

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

OFF BALANCE SHEET ARRANGEMENTS

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Certifying Officers believe that the following material weaknesses as of September 30, 2011 have caused the Company’s disclosure controls and procedures to be ineffective as of September 30, 2011:

■	LACK OF SEGREGATION OF DUTUES OF INTERNAL ACCOUNTING AND SEC REPORTING DEPARTMENTS.

■	LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS. As of September 30, 2011, we did not have a functioning audit committee or outside directors on our board of directors.

■	LIMITED KNOWLEDGE OF U.S. GAAP BY THE COMPANY’S BOARD OF DIRECTORS AND ACCOUNTING AND REPORTING DEPARTMENTS. AS of September 30, 2011, our Board of Directors had one director, Joerg Ott, who also serves as the Chief Executive Officer of the Company. Mr. Ott has limited knowledge of U.S. GAAP, and the Certifying Officers believe that this limited knowledge constitutes a material weakness of the Company’s disclosure controls and procedures as of September 30, 2011. The Company’s internal accounting and reporting departments also have limited knowledge of U.S. GAAP which the Certifying Officers also believe constitutes a material weakness of the Company’s disclosure controls and procedures.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

