Form 10-Q/A
period 2011-12-31
GBS Enterprises Inc
filed 2012-03-23
CIK 1413754

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

Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 15, 2012, there were 27,252,958 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for GBS Enterprises Incorporated, a Nevada corporation (“we” or the “Company”), for the quarterly period ended December 31, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2012 (the “Original Filing”), is being filed in response to comments received from the staff of the SEC in its review of the Company’s periodic SEC filings, including the Original Filing.

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

PART I - FINANCIAL INFORMATION

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

GBS Enterprises Incorporated

Consolidated Statements of Operations

For the Three and Nine Month Periods Ended December 31, 2011 and 2010

(Unaudited)

	For the three months		For the nine months
	Ended December 31		Ended December 31
	2011	2010	2011	2010
	$	$	$	$
Revenues
Products	2,606,206	2,187,721	6,980,202	7,339,747
Services	5,623,112	3,174,339	14,340,149	10,619,891
	8,229,318	5,362,060	21,320,351	17,959,638
Cost of goods sold
Products	1,876,286	1,229,394	3,976,750	3,770,174
Services	2,817,317	1,489,334	6,866,807	4,917,742
	4,693,603	2,718,728	10,843,557	8,687,916

Gross profit	3,535,715	2,643,332	10,476,794	9,271,722

Operating expenses
Selling expenses	4,308,647	2,036,168	12,277,502	7,537,061
Administrative expenses	1,589,374	715,228	4,846,513	2,724,305
General expenses	160,161	397,130	861,017	979,973
	6,058,183	3,148,526	17,985,032	11,241,339

Operating income	(2,522,468)	(505,194)	(7,508,238)	(1,969,617)

Other Income (expense)
Other Income (expense)	(245,631)	(533,815)	64,916	888,513
Interest income	2,563	2,366	19,449	19,455
Interest expense	(43,471)	527,293	(251,955)	307,239
	(286,539)	(4,156)	(167,590)	1,215,207

Income (loss) before income taxes	(2,809,007)	(509,350)	(7,675,828)	(754,410)

Income tax (income) expense	(971,062)	(456,672)	(2,554,134)	(416,597)

Net income (loss)	(1,837,945)	(52,680)	(5,121,694)	(337,813)

Net income (loss) attributable to non controlling interest	(932,163)	575	(2,555,725)	(8,996)

Net income (loss) attributable to stockholders	(905,782)	(53,255)	(2,565,969)	(328,817)

Other comprehensive income	144,444	-	174,831	9,572
Other comprehensive income
attributable to non noncontrolling interest	72,078	-	87,240	4,777

Net income (loss) and comprehensive income (loss) attributed to stockholders	(833,416)	(53,255)	(2,478,378)	(324,022)

Net earnings (loss) per share, basic and diluted	$(0.04)	$0.00	$(0.10)	$(0.02)

Weighted average number of common stock
outstanding, basic and diluted	25,458,401	16,500,000	24,632,896	16,500,000

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

The assets and liabilities of these companies represent their values as of September 30, 2011 and are included in these consolidated financial statements. This timing approach is allowed as per Regulation S-X Rule 3A-02.

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

NOTE 6 – GOODWILL

Goodwill results from business combinations and is tested annually for recoverability as part of an impairment test. Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill as of 12.31.2009 in kUSD	Goodwill YE in kUSD	Goodwill Q2 in kUSD
global words AG	01/10/02	4,821.9	5,095.3	5,095.3
GROUP Technologies AG	01/09/05	4,239.4	4,479.7	4,479.7
GROUP Business Software Inc.	31/12/05	2,060.7	2,177.5	2,177.5
GROUP LIVE N.V	31/12/05	1,253.2	1,324.2	1,324.2
Remaining goodwill from CRM	31/12/05	2,941.7	3,108.4	3,108.4
GROUP Business Software Ltd	31/12/05	2,616.7	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/05	419.8	443.6	443.6
GAP AG für GSM Applikationen und Produkte	31/12/05	1,811.2	1,913.9	1,913.9
Relavis Corporation	01/08/07	6,897.2	7,288.3	7,308.0
Permessa	22/09/10	0.0	2,387.4	2,387.4
GROUP Business Software AG	06/01/11	8,705.5	8,705.5	8,705.5
Pavone AG	01/04/11			4,956.7
Groupware Inc.	01/06/11			992.8
IDC	01/07/11			2,496.2
SD Holding	01/10/11			1,538.6
		35,767.3	39,689.0	49,693.0

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

NOTE 9 – SHARE PAYABLE

The account relates to shares to be issued in connection with the purchase of 100% interest in SD Holdings. Amount consists of 145,832 shares of the company at $2.05 per shares, not yet issued.

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

NOTE 12 – STOCK BASED COMPENSATION

Effective April 1, 2011, a warrant to purchase shares was granted to an officer of the Company. The warrant allowed the grantee to purchase 100,000 common shares of the Company at $1.50. The warrant may be exercised any time before the third anniversary of the grant. This was the only compensation granted in either of the nine month periods ending December 31, 2011 or December 31, 2010.

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

The fair value of the warrant as at the grant dates of March 14, and March 24, 2011 were based on the Black-Scholes option pricing model, using the following assumptions:

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

NOTE 14 – SEGMENT REPORTING

The Company reports segment information based on the “management” approach. Operating segments are defined as components of an enterprise which separate financial information is evaluated regularly by the chief decision maker in deciding how to allocate resources and assess performance. Because of this management structure, the Company has only a single reporting unit which is the same as an operating or reportable segment, which is also the same, in this case, as the entity as a whole (entity or consolidated level). In summary, the Company presents its financial statements as a signle reporting unit because it directly reflects the way the entity manages its operations by the chier operating decision maker. Since the company operates in one segment, all required financial segment information can be found in the consolidated financial statements.

Revenues by geographic area for the three and nine months ended December 31, 2011 and 2010 are as follows (USD 000's).

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
US	2,398	1,242	6,442	4,190
Other	5,831	4,120	14,878	13,770
	8,229	5,362	21,320	17,960

Long-lived assets by geographic area, which primarily include property plant and equipment net as of December 31, 2011 and March 31, 2011 were as follows (USD).

	December 31,	March 31,
	2011	2011
US	23,613	1,685
Other	2,110,356	296,812
	2,133,969	298,497

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market where it has become IBM’s largest provider of business software and service solutions worldwide.  GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides IBM Lotus Notes/Domino Application and Transformation technology, and related Cloud Computing technology. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America. The Company’s maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

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

Acquisitions of Subsidiary Companies

As previously reported by the Company, during the nine month period ended December 31, 2011, the Company made four business acquisitions as described below:

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

The assets and liabilities of these companies represent their values as of September 30, 2011 and are included in these consolidated financial statements. This timing approach is allowed as per Regulation S-X Rule 3A-02.

Results of Operations

Comparison of Consolidated Balance Sheets at December 31, 2011 and March 31, 2011

Assets

Total Assets increased from $76,865,929 at March 31, 2011 to $86,710,970 at December 31, 2011. Total Assets consists of Total Current Assets and Total Non-Current Assets.

At December 31, 2011, our Total Current Assets were $10,239,975, compared to $17,875,353 at March 31, 2011. Our cash and cash equivalents decreased from $8,530,864 at March 31, 2011 to $3,537,517 at December 31, 2011. The decrease was primarily due to the Company’s continued expenditures in development of the Transformer and Cloud Application Platform technologies.  Accounts Receivable decreased from $5,698,320 at March 31, 2011 to $4,544,023 at December 31, 2011. This decrease was primarily due to seasonality issues in that billings increase at the beginning of the calendar year for recurring software maintenance and receivables decline during the year as these maintenance receivables are collected. Inventories increased from $0 at March 31, 2011 to $264,611 at December 31, 2011 primarily as the result of the accumulation of work-in-process labor which will be billed to clients when the projects are completed in the fourth quarter ending March 31, 2012. Prepaid Expenses decreased from $1,423,281 at March 31, 2011 to $1,097,370 at December 31, 2011 and consisted primarily of the expensing of prepaid items that consisted of office supplies and materials. Other receivables consisted of a receivable for anticipated compensation for damages, security deposits and tax refund claims. Other receivables decreased from $2,222,887 at March 31, 2011 to $796,454 at December 31, 2011. The decrease was primarily due to the receipt of a cash payment of $1,901,522 from an insurance company for damages compensation.

At December 31, 2011, our Total Non-Current Assets were $76,470,995, compared to $58,990,576 at March 31, 2011. Property, plant and equipment increased from $298,497 at March 31, 2011 to $2,133,969 at December 31, 2011 due to the acquisition of IDC whose property, plant and equipment assets consisted primarily of computer equipment and leasehold improvements used in the datacenter operations of IDC. For additional details, see Note 5 - Property, Plant and Equipment in the footnotes to the Interim Consolidated Financial Statements.

Our Financial Assets increased from $837,480 at March 31, 2011 to $2,818,310 at December 31, 2011. The increase resulted from a loan from the Company to GROUP Business Software AG. This loan would typically be classified as an intercompany loan and would be eliminated in consolidation; however, because of the application of the 93-day Rule, the intercompany loan will not be eliminated until the fourth quarter ending March 31, 2012 due to the one quarter timing difference between the two companies’ financial statements as reflected in the consolidated statements. Investment in related company was $290,973 at March 31, 2011 and decreased slightly to $285,908 at December 31, 2011. This amount represents an equity investment in BERS, a Bulgarian development company. Non-current Prepaid expenses increased from $-0- at March 31, 2011 to $725,178 at December 31, 2011 and consisted primarily of the reclassification of prepaid taxes to non-current prepaid taxes relating to recent acquisitions. Deferred Tax Assets increased from $1,136,135 at March 31, 2010 to $3,385,350 at December 31, 2011. The increase resulted from net operating loss carry forwards from the tax impact of recent losses relating to the operations of GROUP Business Software, AG, and the Company. Goodwill increased from $39,688,967 at March 31, 2011 to $49,693,027 at December 31, 2011. The increase was primarily due to the purchase of Pavone, AG, Groupware, Inc., IDC and SD Holdings which accounted for a total increase to Goodwill of approximately $9.98 million relating to these acquired companies. For additional details, see Note 6 - Goodwill in the footnotes to the Interim Consolidated Financial Statements.

Software increased from $16,514,894 at March 31, 2011 to $17,110,114 at December 31, 2011 and the increase consists of capitalized development costs and software, product rights and licenses acquired in recent acquisitions during the period. For additional details, see Note 7 - Software in the footnotes to the Interim Consolidated Financial Statements.

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

At December 31, 2011, our Total Current Liabilities were $18,472,945, compared to $16,345,733 at March 31, 2011. Notes Payable increased from $1,440,295 at March 31, 2011 to $1,462,560 at December 31, 2011. The increase is related to notes payable associated with GROUP Business Software, AG warrants and the notes were paid off in January 2012. Liabilities to Bank decreased from $50,073 at March 31, 2011 to $39,073 at December 31, 2011 and the decrease consisted of payments made to reduce loan balances. The decrease from 2010 to 2011 was primarily due to a reduction from the bank liabilities. Accounts Payable and Accrued Liabilities increased from $4,996,748 at March 31, 2011 to $5,489,528 at December 31, 2011 and consists of Trade payables, Tax accruals and other accruals. The increase was primarily due to the acquisition of the four companies previously mentioned which accounts for most of the increase reflected in the corporate consolidation. Deferred Income increased from $6,208,458 at March 31, 2011 to $7,200,058 at December 31, 2011 and consists mainly of maintenance income collected in advance for the period after the end of the fiscal year. The increase was primarily due to the fact that four new acquisitions reflecting additional deferred income are included in the corporate consolidation for the period. Other Liabilities increased from $2,820,002 at March 31, 2011 to $3,507,192 at December 31, 2011 and the increase consists of the liabilities assumed relating to the acquisitions of four companies during the period as previously mentioned. Due to related parties decreased from $830,156 at March 31, 2011 to $475,579 at December 31, 2011 due to cash payments made to reduce the obligation during the period. For additional details, see Note 8 - Related Party Transactions and Balance in the footnotes to the Interim Consolidated Financial Statements. Shares payable balance reflects the obligation of the remaining shares owed to SD Holdings resulting from the acquisition in December 2011. The amount was calculated based on 145,832 shares of the Company at $2.05 per share. For additional details, see Note 9 - Share Payable in the footnotes to the Interim Consolidated Financial Statements.

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

For the nine months ended December 31, 2011, our Net Sales increased to $21,320,351 from $17,959,639 for the first nine months ended December 31, 2010.  The Revenue with Products decreased from $7,339,748 to $6,980,202 in the first nine months of the fiscal year. That decrease is mainly driven by a decrease in 3rd Party Products with a decrease from $4,405,750 to 3,809,661 in the same time frame. As an impact of the aforementioned acquisitions made by the Company during the nine months ended December 31, 2011 the Service Revenue increased from $10,619,891 to $14,340,149.

Cost of Goods Sold

For the fiscal quarter ended December 31, 2011, our Cost of Goods Sold increased to $4,693,603 from $2,718,728 for the fiscal quarter ended December 31, 2010. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses. The increase was primarily due to the increase in costs for Software Licenses based on a higher sales volume and a change in the 3rd party product mix. In addition, the cost of goods sold is higher because of the increase in salaries and related expenses to fulfill our business objectives in GROUP Live, our cloud application platform, and our Transformer Business.

For the nine months ended December 31, 2011, our Cost of Goods Sold increased to $10,843,557 from $8,687,916 for the nine months ended December 31, 2010.  The increase from 2010 to 2011 was on the one hand due to raising the Cost for Software Licenses based on an increase in lower margin 3rd party products. Thereof the COGS for Products increased from $3,770,174 to $3,976,750. On the other hand the Cost of Goods Sold for Services are higher in 2011 compared to 2010 and increased from $4,917,743 to $6,866,807 because of the increase in salaries and related expenses to fulfill our business objectives in our GROUP Live, our cloud application platform, and our Transformer portfolio. As of December 31, 2011, there were 226 people employed by the Company (2010: 122). Approximately 36% (2010: 29%) were employed in programming activities due to the extensive Lotus software development and licensing business.

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

For the nine months ended December 31, 2011, our Operating Expenses increased to $17,985,032 from $11,241,338 for the nine months ended December 31, 2010. For the nine months ended December 31, 2011, our Selling Expenses increased to $12,277,502 from $7,537,061 for the nine months ended December 31, 2010. Selling Expenses consist of the cost for the Sales, Marketing and Service units. The increase was due to additional recruiting of sales personnel and additional selling expenses relating to the four acquisitions previously described. $2,389,070 of this increase is resulting from the aforementioned acquisitions made by the company in the nine months ended December 31, 2011. $2,706,754 of this increase is resulting from additional sales activities around our CRM portfolio in the North American market. The sale of the two subsidiaries, Gedys IntraWare GmbH and GROUP Business Software Holding OY in 2010 accounted for a decrease of Selling Expenses in the amount of $805,036 for the same nine months period. For the nine months ended December 31, 2011, our Administrative Expenses increased to $4,846,513 from $2,724,305 for the nine months ended December 31, 2010. Administrative Expenses consist of costs for the management and administration units. The reason for the increase was primarily due to the additional administrative expenses associated with the four acquisitions made during the nine month period ended December 31, 2011 in the amount of $430,144 and an increase in administrative operations by GBS Enterprises Inc. in the amount of $1,109,219. For the nine months ended December 31, 2011, our General Expenses decreased to $861,017 from $979,973 for the nine months ended December 31, 2010 due to cost cutting efforts made during the period which exceeded the additional General Expenses due to the aforementioned acquisitions made by the company in the amount of $108,451. Overall and due to increased business activities and as a result of the support of the dual listing within GBS group the Auditing and Consulting Costs increased for the nine months ended December 31, 2011 to $925,184 from $287,524 for the nine months ended December 31, 2010. The overall increase in marketing expenses for the nine months ended December 31, 2011 to $1,385,468 by 90.1% from $728,883 for the nine months ended December 31, 2010 and the increase in overall Travel Expenses for the nine months ended December 31, 2011 to $987,684 from $661,801 for the nine months ended December 31, 2010 is also directly a result of additional business activities and the growth of the company as a result of the aforementioned acquisitions. Due to the increase in personnel to 226 employees from 122 employees Communications Costs increased to $432,934 from $269,206 in the same nine months period.

For the nine-month period ended December 31, 2011, Other Income decreased to $ 64,916 from $888,513 for the nine-month period ended December 31, 2010.  The reason for the decrease was primarily due to earnings in the previous year in relation to the selling of the Assets of Gedys IntraWare GmbH.

The consolidated Statements of Operations also include expenses of $ 2.2 million directly relating to Group Live, the Company’s cloud computing technology service, and expenses of $ 2.1 million directly relating to the Transformer, the Company’s Lotus Notes application conversion service, for the first nine months 2011.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Certifying Officers believe that the following material weaknesses existing at December 31, 2011 have caused the Company’s disclosure controls and procedures to be ineffective as of December 31, 2011:

■	LACK OF SEGREGATION OF DUTUES OF INTERNAL ACCOUNTING AND SEC REPORTING DEPARTMENTS.

■	LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS. As of December 31, 2011, the Board of Directors did not have a functioning audit committee or outside directors. .

■	LIMITED KNOWLEDGE OF U.S. GAAP BY THE COMPANY’S BOARD OF DIRECTORS AND ACCOUNTING AND REPORTING DEPARTMENTS. As of December 31, 2011, our Board of Directors had two directors: Joerg Ott, who also serves as the Chief Executive Officer of the Company, and Gary MacDonald, who also serves as the Executive Vice President and Chief Development Officer of the Company. Mr. Ott and Mr. MacDonald have limited knowledge of U.S. GAAP, and the Certifying Officers believe that this limited knowledge constituted a material weakness of the Company’s disclosure controls and procedures as of December 31, 2011. The Company’s internal accounting and reporting departments also have limited knowledge of U.S. GAAP which the Certifying Officers also believe constitutes a material weakness of the Company’s disclosure controls and procedures as of December 31, 2011.

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results. Notwithstanding the foregoing, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Company’s Board of Directors caused an ineffective oversight in the establishment and monitoring of the required disclosure controls and procedures as of December 31, 2011.

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

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New Board Members:

As also previously reported by the Company on a Current Report on Form 8-K filed by the Company with the Commission on March 6, 2012, on March 1, 2012, the Company’s Board of Directors increased the size of the Board from two (2) to seven (7) members and appointed Messrs. David M. Darsch, John A. Moore, Jr., Mohammad Shihadah, Stephen D. Baksa and Woody A. Allen (collectively, the “New Directors”) to fill the five (5) vacancies created thereby until the next annual meeting of stockholders of the Company or until his respective successor is elected and qualified.

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

On March 1, 2012, Mr. Moore was appointed the Chairman of the Audit Committee and unanimously designated as the “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K due to Mr. Moore’s experience.

The Audit Committee shall assist the Board in fulfilling its responsibility to oversee the conduct and integrity of the Company’s financial reports, internal controls and compliance with legal and regulatory requirements, with ultimate authority to: (i) select, appoint, dismiss, approved the compensation of and oversee the Company’s independent auditors; (ii) preapprove all auditing and non-auditing services to be provided by the independent auditors (other than non-auditing services that are de minimis); (iii) oversee the independence and qualification of the Company’s independent auditors; (iv) oversee the performance of the Company’s internal audit and surveillance functions; and (v) prepare any reports of the Committee that are required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

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

PART II-OTHER INFORMATION

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

