Form 10-K
period 2012-03-31
GBS Enterprises Inc
filed 2012-07-16
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

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

Yes ☐ No ☒

As of July 16, 2012, there were 29,431,664 shares of common stock, $0.001 par value per share, of the Registrant issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $52,165,661.20 based on a closing sale price of $2.05 per share at September 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may,” should,” expect,” plan,” anticipate,” believe”, estimate,” predict,” potential” or continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled Risk Factors” included herein that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Unless otherwise noted, all references in this Annual Report on Form 10-K to “GBS Enterprises,” “GBS,” “GBSX,” the “Company,” “we,” “us,” “our” and similar terms and expressions shall mean GBS Enterprises Incorporated, a Nevada corporation, and its subsidiaries, including, but not limited to, GROUP Business Software AG.

PART I

Item 1. Business

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar terms), through its subsidiaries, is a global provider of technology solutions for businesses and government agencies. We focus on developing and delivering solutions that help our customers to gain value and reduce cost in the development, deployment and management of the applications used in the course of conducting their business (“business applications”). We do this by building software and providing services that aid in:

☐	Information Technology (“IT”) systems analysis, planning and management;
☐	Automating business processes;
☐	Optimizing system and application performance;
☐	Ensuring the security and compliance of systems, applications and processes; and
☐	Migrating and integrating systems, applications and processes.

Our customers include corporate and government IT departments, solutions integrators (“SIs”) and independent software vendors (“ISVs”). Our corporate customers are from a variety of industries, including insurance, financial services, pharmaceuticals, healthcare, manufacturing, logistics, and education. The install-base of our software products spans more than 5,000,000 users in 38 countries on four continents. We principally market and sell our products and services directly in the United States, Canada, United Kingdom, Germany, Austria, Switzerland, the Nordics and India; and indirectly through local distributors and resellers representing Australia, South America and regionally in Europe.

Our software and services are designed to mainly serve organizations that have investments in IBM’s Lotus® Notes and Domino platform. The IBM Lotus® Notes and Domino platform is both a system for enterprise email as well as an application platform, meaning that it can be used as both an email system and an environment in which business applications can be deployed and used. This platform was originally brought to market by Lotus Development Corp. in 1989, and was subsequently acquired by IBM in 1995. According to IBM, there were 145 million licenses sold worldwide for Lotus Notes through 2008 (Source: “Global Businesses Choosing Lotus Software” IBM Press Release January 15, 2009).

During the last five years, we, through our subsidiaries, have executed our strategy to acquire companies which have developed software and specialized services for the Lotus Notes and Domino market. This growth by acquisition strategy has resulted in less competition for our software products; a large concentration of highly skilled employees with unique expertise in the area of Lotus Notes and Domino; staff and physical offices on three continents providing greater access to a global market; significant market awareness and greater market share amongst organizations that use Lotus Notes and Domino; and a comprehensive portfolio of solutions specific to the needs and requirements of organizations which use Lotus Notes and Domino.

While our products and services remain in use and demand, over the last several years, the market itself has been undergoing a paradigm shift. New technologies, especially in the areas of Cloud Computing and Mobile applications, have grown in popularity due to the potential cost savings and operational efficiencies they can offer. As organizations make investments in these new technologies, they are faced with highly complex and costly projects to migrate (“migration”) or replace their existing systems that don’t operate in the cloud or on mobile devices (“modernization”) – this includes their existing email and business applications that run on Lotus Notes and Domino.

To that end, we have acquired and developed technologies that help organizations reduce the time, cost, resources and risks associated with these highly complex migration and modernization projects

General Corporate History

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV was an importer and wholesaler of Chinese manufactured goods.

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) pursuant to an Asset Purchase Agreement in consideration for aggregate of 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 of the outstanding shares of common stock from the selling shareholders of SWAV in consideration for an aggregate purchase price of $370,000. As a result of the two sets of transactions, Lotus owned an aggregate of 14,250,010 shares of common stock of SWAV, representing approximately 95.0% of the 15,000,000 shares of SWAV common stock outstanding on April 26, 2010.

On September 6, 2010, SWAV’s name was changed to GBS Enterprises Incorporated. On October 14, 2010, the Company’s trading symbol on the OTC Bulletin Board was changed from SWAV to GBSX.

About Lotus Holdings, Ltd.

Lotus is a holding company which was formed under the laws of Gibraltar for the purpose of financing merger and acquisition projects, specifically in the niche market of small or microcap companies listed on the Frankfurt Stock Exchange with complex shareholder structures and whose stock is trading below one Euro (€1.00) per share.

SPPEFs

Lotus typically finances its merger and acquisition projects through the use of Special Purpose Private Equity Funds (“SPPEFs”). Typically, SPPEFs are funded by a company’s major shareholders (the “Major Shareholders”) seeking to raise capital for projects and who fund at least 50% of the SPPEF, with the remaining portion being provided through the investment community and network of investors in Lotus. Each SPPEF is co-managed by a representative of the company’s Major Shareholders (the “Representative Secretary”) and an attorney appointed by Lotus (the “Lotus Representative”).

On February 25, 2010, a group of shareholders (the “GROUP Major Shareholders”) of GROUP Software AG, a German public company trading on the Frankfurt Stock Exchange under the symbol “INW” (“GROUP”), engaged Lotus to provide financial consulting and advisory services, on a non-exclusive basis, for the primary task of establishing a SPPEF. On March 12, 2010, the GROUP Major Shareholders and Lotus established and funded a SPPEF with $1,400,000, consisting of $1,000,000 from the GROUP Major Shareholders and $400,000 from a Lotus investor (collectively, the “SPPEF Members”).

In early April 2010, the SPPEF Members decided to acquire SWAV. As disclosed above, on April 26, 2010, Lotus, on behalf of the SPPEF Members, acquired an aggregate of 11,984,770 shares of SWAV common stock from the selling shareholders of SWAV for an aggregate purchase price of $370,000. The 11,984,770 shares of SWAV common stock shares represented approximately 79.9% of the 15,000,000 outstanding shares of SWAV common stock on April 26, 2010. Upon the consummation of the acquisition, the then executive officers and directors of SWAV resigned and Mr. Joerg Ott, the Chief Executive Officer of GROUP and a GROUP Major Shareholder, was appointed the Chief Executive Officer of SWAV and sole member of SWAV’s Board of Directors.

Transactions following the acquisition

On November 1, 2010, the Company repurchased an aggregate of 3,043,985 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for the 3,043,985 shares of the Company’s common stock, the Company issued to Lotus a Secured Demand Note, dated November 1, 2010 (the “First Demand Note”), for the principal amount of $300,000 bearing interest at the rate of 5% per annum. The First Demand Note was repaid in September 2011.

Effective December 30, 2010, pursuant to securities purchase agreements between the Company and six GROUP Major Shareholders, the Company purchased an aggregate of 7,115,500 shares of GROUP common stock from the six GROUP Major Shareholders in consideration for an aggregate for 3,043,985 shares of the Company’s common stock (the “December Transaction”). As a result the Company owned approximately 28.2% of the outstanding common stock of GROUP.

Reverse Merger

After the December Transaction was completed, the additional GROUP Major Shareholders decided to accept the share swap offer from the Company and to effectuate a reverse merger of GROUP and the Company. To effectuate the reverse merger, on January 5, 2011, the Company repurchased from Lotus an aggregate of 2,361,426 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for these 2,361,426 shares, the Company issued to Lotus a Secured Demand Note, dated January 5, 2011 (the “Second Demand Note”), for the principal amount of $200,000 bearing interest at the rate of 5% per annum. The Second Demand Note was repaid in November 2011.

Effective January 6, 2011, pursuant to securities purchase agreements between the Company and the remaining GROUP Major Shareholders, the Company purchased an aggregate of 5,525,735 shares of GROUP common stock from the remaining GROUP Major Shareholders in consideration for an aggregate of 2,361,426 shares of the Company’s common stock (the “January Transaction”). The 5,525,735 GROUP shares represented approximately 21.9% of the outstanding shares of common stock of GROUP. As a result of the December Transaction and January Transaction, the Company purchased an aggregate of 12,641,235 shares of GROUP from the GROUP Major Shareholders in consideration for an aggregate of 5,405,411 shares of the Company’s common stock, resulting in the Company owning approximately 50.1% of the outstanding common stock of GROUP and effectuating a reverse merger of the Company and GROUP whereby GROUP became the accounting acquirer.

Additional Acquisition

On February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP to maintain its 50.1% ownership of GROUP. On February 27, 2012, an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP. The Company purchased the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share, or approximately $619,000.

Acquisitions of Subsidiary Companies

During the fiscal year ended March 31, 2012, the Company made four business acquisitions as described below:

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition.. The total value of the investment, including the assumption of $583,991 in debt, was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. The acquisition of Pavone complements GBS's majority ownership in GROUP and the Company believes that it further strengthens their leading industry position on the IBM Lotus Platforms and expands their cloud computing technology offerings beyond the IBM Lotus market. Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide. Some of their customers include Deutsche Bundes Bank, BMW, Linde AG, Philips, British Sugar and Mahle Industries.

GroupWare, Inc.

Effective June 1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a Florida corporation (“GroupWare”). As consideration, the Company paid $250,000 and issued 250,000 shares of its common stock. The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $694,617, in debt was $2,029,617. Upon the consummation of the acquisition, the management and board of GroupWare resigned and Joerg Ott, the Company’s Chief Executive Officer and sole director, was appointed as the Chief Executive Officer and sole director of GroupWare. GroupWare is based in Lubeck, Germany with offices in St. Petersburg, Florida. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management. The Company believes that the acquisition strengthens the GBS Transformer offering (as discussed below), which helps bring IBM Lotus Notes client applications to the web, by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser. In addition, GroupWare provides a solution for applications that are ready to be retired. With the ePDF Server, GBS customers can convert the entire contents of IBM Lotus Notes and Domino applications to a permanent and secure archive in PDF or PDF/A format, while preserving their ability to be full-text searched and ensuring that the critical application data is accessible in the future, when needed. GBS will deliver the application archiving capabilities via its GroupLive cloud, making it possible for customers and partners to take advantage of elastic cloud computing resources to rapidly process the application contents without the need to dedicate hardware on-site for temporary or intermittent processing jobs.

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc., a Delaware corporation with offices in Chicago, New York, London and other key cities (“IDC”). Pursuant to the acquisition agreement, dated July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC is a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC has data centers in Chicago, New York and London and other key cities. IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing. The Company believes that the acquisition of IDC provides it with the infrastructure needed to provide a comprehensive end-to-end solution for all customers regardless of their platform, and that it will prove to be especially beneficial to IBM Lotus Domino and Notes customers who finally have the same options as other platforms.

GBS India Pty. Ltd. (formerly known as SD Holdings, Ltd).

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd. (“SYN”), a Mauritius corporation and the shareholders of SYN owning 100% of issued and outstanding shares of SYN. SYN owns 100% of all issued and outstanding shares of Synaptris, Inc. a California corporation (“Synaptris”), and 100% of all issued and outstanding shares of Synaptris Decisions Private Limited, an India company.

Pursuant to the acquisition agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (“SYN Shares”) effective November 1, 2011 in consideration for $525,529and agreed to issue 700,000 shares of common stock, subject to adjustment. Actual shares issued were 612,874. The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement.

Synaptris’ product portfolio improves corporate decision-making by providing real-time enterprise reporting, user defined dashboards, and comprehensive analytic capabilities for Lotus Notes / Domino and Java/.NET environments. Synaptris employs 70 people and has operations in the US, Europe, and India, with over 2,500 customers in 80 countries, including over one hundred Fortune 1000 companies.   Some of their customers include ABB, Goodyear Tire and Rubber, Standard Life Insurance, ABN Amro Bank, Dunlop, Caterpillar, Philips International BV, and Electrolux.

With the integration of the Synaptris product portfolio, we added another tier of Lotus Notes applications including reporting products, advanced dashboards, and email productivity solutions. Additionally, the Synaptris acquisition included a comprehensive search engine specialized for use with email that is faster and easier to use than other products in the market.

In addition to product synergy and additional revenue streams, we expect to derive operational synergy from this acquisition.  Synaptris’ presence in India is anticipated to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

With the exception of SD Holdings, Ltd which is valued at March 31, 2012, the assets and liabilities of these above companies represent their values as of December 31, 2011 and are included in these consolidated financial statements. This timing approach is allowed as per Regulation S-X Rule 3A-02.

Subsequent Event

On July 11, 2012, Joerg Ott resigned as the Chief Executive Officer (principal executive officer) of the Company, effective immediately.  Mr. Ott will continue in his capacity as the Chairman of the Company’s Board of Directors and as the Chief Executive Officer of GROUP.  On July 11, 2012, the Board of Directors of the Company appointed Gary D. MacDonald as the Managing Director of Worldwide Operations and Interim Chief Executive Officer (principal executive officer) of the Company.  As previously disclosed by the Company, Mr. MacDonald was appointed as the Company’s Executive Vice President and Chief Corporate Development Officer on April 30, 2010, as a member to the Company’s Board of Directors on December 2, 2011 and to the Board’s Audit Committee on March 1, 2012.

Executive Offices

Our principal executive office is located at 585 Molly Lane, Woodstock, Georgia 30189 and our telephone number is (404) 474-7256. We maintain a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

Revenue Model

GBS generates its revenue from the sale of software developed by us and third-parties and delivery of related services, including IT systems planning, administration, support, hosting, implementation and integration.

Products & Services Overview

Our software products are generally sold with a perpetual license and a related support and maintenance contract. Maintenance contracts entitle our software customers to periodic software updates and phone or email support during the life of the contract. The minimum maintenance contract term is one year, but frequently spans two to three years.

Our software products portfolio includes a comprehensive suite of business applications that include Email and Instant Messaging Management, Customer Relationship Management, Workflow and Project Management, Document Management, and Reporting and Analysis Tools.

Service revenue is generated from a wide range of consulting and professional services, such as custom application development; optimization, integration and upgrade services; and IT systems administration, management, and hosting.

Our services organization encompasses staff on three continents, giving us better ability to serve customers globally.

Strategy and Focus Areas

While our products and services remain in demand, we see a significant opportunity to achieve growth and secure our future with additional investments in our strategic portfolio. Based on current market demands for modern, Cloud-based and mobile-device capable business applications, we have acquired and developed a set of unique technologies that help organizations to reduce the time, cost, resources and risks associated with modernizing or migrating their existing applications.

One of the pillars of our growing strategic portfolio is GROUP Live, our cloud automation platform-as-a-service (PaaS). Our Management believes that GROUP Live is especially compelling because it is technology agnostic. Technology agnostic means that, unlike many other PaaS solutions, it does not require that the applications running on the platform are built on a specific programming language or application platform. What this means for our customers is that many of their existing applications can be delivered via our PaaS without any changes to the existing application code. This enables customers to take advantage of many of the benefits that Cloud Computing can offer, such as lower operational costs, and faster and more cost-effective expansion of system resources, without having to completely replace their business applications and migrate their data to a new system.

We generate revenue with our cloud automation platform from subscription and usage fees and related services, including support and strategic consulting services. The subscription period is typically based on a yearly or multi-year contract with our customers. Additionally, we generate revenue from consulting around utilizing our cloud platform services.

Another pillar of our strategic portfolio is a suite of tools and methodologies we have developed to rapidly convert Lotus Notes applications into web and mobile applications through automated conversion processes. This portfolio includes a set of powerful analysis tools known as Insights that identify all of the Lotus Notes applications within an organization and provide metrics about the uses and users of those applications. Because of the nature of Lotus Notes and Domino, the applications within a customer environment tend to be highly distributed and number in the thousands. For many organizations, this fact alone makes it extremely difficult to plan for projects that involve modernizing these applications for use in a browser and on mobile devices or migrating them to another platform. Our technologies help them to dramatic reduce the cost, risk, time and resources associated with these highly complex projects.

We generate revenue with our analysis tools by charging a fee for the use of our technology and for the associated cost of the services to produce a report and set of recommendations for the customer. Additional revenues come from consulting services that result from helping our customers to implement those recommendations. For use of our conversion tools, referred to as Transformer, we change a flat fee for the conversion and additional hourly rates to perform additional supporting development or testing as needed.

In addition to our own sales activities we have established partner agreements for the use of the analysis and conversion tools with partners in Australia, Brazil and directly with IBM through its IBM Software Services for Collaboration.

Our Customers

GBS, through its subsidiaries, caters primarily to mid-market and enterprise-size organizations, and has over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. The Company’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. The Company is a large supplier of applications for IBM’s Lotus Notes and Domino markets, and is heavily dependent on IBM for its revenue.

Employees

At March 31, 2012, the Company had three executive officers; Joerg Ott, Markus R. Ernst, and Gary D. MacDonald. From April 26, 2010 to July 11, 2012, Joerg Ott served as the Chief Executive Officer of the Company. Since April 26, 2010, Mr. Ott has been serving as the Chairman of the Company’s Board of Directors. Mr. Ott is also a Chief Executive Officer and director of GROUP. Markus R. Ernst commenced serving as the Chief Financial Officer of the Company on February 24, 2012.  On July 11, 2012, the Board of Directors of the Company appointed Gary D. MacDonald as the Managing Director of Worldwide Operations and Interim Chief Executive Officer (principal executive officer) of the Company.  Mr. MacDonald has been serving as the Company’s Executive Vice President and Chief Corporate Development Officer since April 30, 2010.

The disclosure below pertains to the activities of all subsidiaries, including GROUP, our 50.1% subsidiary:

As of March 31, 2012 there were 315 full-time employees working for the Company’s subsidiaries (March 31, 2011: 161 full-time employees). There were also four part time employees (not included below). The increase in the number of employees is primarily due to the acquisitions undertaken by the Company and to support the strategic initiatives and the anticipated growth of the Company. The average employee numbers include neither trainees nor Board members.

The breakdown into the individual departments can be taken from the following overview:

Department	At March 31, 2012	At March 31, 2011
Management and Administration	34	24
Marketing	19	5
Research & Development	106	49
Sales	60	32
Service	91	48
Trainee	6	3
TOTAL	315	161

Seasonal

Although our business is not inherently seasonal in nature, historically our revenue in the last quarter of the calendar year is higher than in each other of the remaining three quarters outside of any consolidation effects.

Intellectual Property

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, the laws of some foreign countries in which we sell products do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

We are also dependent on third-party suppliers for certain software which is embedded in some of our products. Although we believe that the functionality provided by software which is licensed from third parties is obtainable from multiple sources, or could be developed by us if any such third-party licenses were terminated, or not renewed, or if these third parties fail to develop new products in a timely manner, we could be required to develop an alternative approach to the use of such third party functionality, which could require payment of additional fees to third parties or internal development costs and delays that might not be successful in providing the same level of functionality. Such delays, increased costs, or reduced functionality could adversely affect our business, operating results, and financial condition.

Research and Development

For the fiscal years ended March 31, 2012 and 2011, GBSX did directly not spend any money in research and development (R&D) but its subsidiaries did. The main focus of R&D in 2011 and 2012 was to contribute the needed technology to the strategic areas of the Company. Development teams around the globe, namely in the U.S., Canada, Germany, the United Kingdom, Denmark, India and Bulgaria have been working on the next generation offering, especially for GBS Transformer and Group Live. The overall R&D spending for the fiscal year ended March 31, 2012 increased to $10,209,496 from $5,027,311.

Competition

In our core business units we compete in general with regionally organized and represented IBM Lotus channel partner and IBM Lotus specialized departments of more generic ISVs, or SIs. In principal, these competitors are ‘single’ solution focused and serve the same customer base as we do. The average size of our competitors is around $2 million to $5 million overall in annual revenue and a staffing between five and 35 employees, including management, development, support and sales.

The market in which GBS operates is described as follows:

☐	Essentially the market can seek out other Independent Software Vendors (ISVs) for 'point' solutions such as CRM. The Company believes its strength is having the most complete portfolio of applications in the market coupled with the most Lotus Notes Applications experience in the industry that is devoted to applications.

☐	As the Lotus market matures, IBM could incorporate new features into the Lotus platform with the consequence of providing some of the same functions that GBS is providing.

☐	There are many companies that offer professional Information Technology services including IBM ISSL and many regional players that contract out their programmers to provide application development services and support. The Company believes it’s advantage is the extensive Lotus specific experience of our Experts who aside from having worked in this market for years are also some of the leading 'thought' leaders in the Lotus market (three of which were just recognized as "IBM Champions" by IBM for their knowledge, innovation and contribution to the Lotus market.

☐	The competitive landscape in the cloud computing market is intense and changing, and we expect all of the very large, well-financed, and aggressive competitors to each bring its own new class of products to address this new market. We also expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the cloud computing market.

☐	In terms of the Company’s cloud automation platform there are many competitors offering Cloud Management platforms including VMWare, HP, Novell, Amazon and Salesforce.com.

☐	The Company believes that there is no single technology capability like the Transformer tool set on the market. The only alternative for a customer to convert from Lotus is to manually transform Lotus applications from Lotus into Java XPages. Based on this environment, the customer sometimes becomes the only competition.

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

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do.  As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

If we lose key personnel or cannot hire enough qualified officers and/ or employees in certain areas of our business, our ability to manage our business could be adversely affected.

Our success depends and will depend on the efforts and abilities of our key personnel, such as highly qualified software developers, service consultants and management. We are highly dependent on our senior management, Joerg Ott and other key officers. The loss of such key officers and/ or the loss of their specific knowledge would have a material adverse effect to us. Our success also depends, in large part, upon the services of a number of key employees in certain areas of our business. We do not have long-term employment agreements with all of our key personnel. Any officer or employee can terminate his or her relationship with us at any time. The effective management of our growth, if any, could depend upon our ability to retain our highly skilled managerial, technical, sales and services, finance and marketing personnel in certain areas of our business. If any of those employees leave, we will need to attract and retain replacements for them. We also may need to add key personnel in the future, including in certain key areas of our business. The market for these qualified employees is competitive. We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers. Furthermore, we may hire key personnel in connection with our future acquisitions; however, any of these employees will be able to terminate his or her relationship with us at any time. If we cannot retain and add the necessary staff and resources for these acquired businesses, our ability to develop acquired products, markets and customers could be adversely affected. Also, we may need to hire additional personnel to develop new products, product enhancements and technologies. If we cannot add the necessary staff and resources, our ability to develop future enhancements and features to our existing or future products could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

Our current operational strategy is dependent on IBM.

We, through our 50.1% ownership of GROUP Business Software AG, are the world’s largest supplier of applications for IBM’s Lotus Notes and Domino markets.  GROUP also markets its Cloud Automation Platform (CAP) and Domino Application Transfer (DAT) software, which automatically transforms applications to the Cloud.  We expect much of our growth in the near term to come from our CAP and DAT solutions Should IBM choose to longer promote its Lotus Notes products, our anticipated growth avenues may be adversely affected. We would likely seek to shift our operations to concentrate more heavily on migration and modernization solutions such as Group Live and Transformer.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our future operations. If we fail to continuously improve our operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we do not develop new products and services or enhancements to our existing products and services, our business, results of operations and financial condition could be adversely affected.

The markets for our products and services are characterized by rapid technological changes, evolving industry standards, fluctuations in customer demand, changes in customer requirements and frequent new product and service introductions and enhancements.

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

Although we endeavor to effectively control our operating expenses, these expenses, which are based on estimated revenue levels, are relatively fixed in the short term. We cannot ensure that our operating expenses will be lower than our estimated or actual revenues in any given quarter or that we will not incur unanticipated expenses. If we experience a shortfall in revenue in any given quarter or if we incur material unanticipated expenses, we likely will not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue or the incurrence of material unanticipated expenses could immediately and adversely affect our results of operations for that quarter. Also, due to the fixed nature of many of our expenses and the challenges for revenue growth in the current environment, our income from operations and cash flows from operating and investing activities could be lower than in recent years.

In addition, to the extent our revenue grows, if at all, we believe that our cost of revenues and certain operating expenses could increase. We believe that we could incur additional costs as we develop, license or buy new technologies or enhancements to our existing products and services. These added costs and royalties could increase our cost of revenues and operating expenses and lower our gross margins. However, we cannot currently quantify the costs for such transactions that have not yet occurred or of these developing trends in our business. In addition, we may need to use a substantial portion of our cash and investments or issue additional shares of our common stock to fund these additional costs.

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. We intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our previous acquisitions, including our acquisition of the assets of Lotus Holdings and 50.1% of GROUP, or future acquisitions will be successful in helping us reach our financial and strategic goals either for that acquisition or for us generally or that the combined company resulting from any acquisition will continue to support the growth achieved by the companies separately.

The risks we may encounter in managing and integrating acquisitions are:

 •difficulties and delays integrating the operations, technologies, and products of the acquired companies;

 •undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

 •the diversion of management’s attention from normal daily operations of the business;

 •potential difficulties in completing projects associated with purchased in-process research and development;

 •entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

 •the potential loss of key employees of the acquired company; and

 •an uncertain revenue and earnings stream from the acquired company, which could unexpectedly dilute our earnings.

Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition.

Attractive acquisition opportunities may not be available to us, which could negatively affect the growth of our business.

Our business strategy includes the selective acquisition of businesses and technologies, such as our acquisition of GROUP in December 2010 and January 2011. We plan to continue to seek opportunities to expand our product portfolio, customer base, technology, and technical talent through acquisitions. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

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

Our efforts to protect our intellectual property may not be successful, which could materially and adversely affect our business.

We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our source code and other intellectual property. The loss of any material trade secret, trademark, trade name, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to copy, disclose or reverse engineer certain portions of our products or to otherwise obtain and use our proprietary source code, in which case we could potentially lose future trade secret protection for that source code. If we cannot protect our proprietary source code against unauthorized copying, disclosure or use, unauthorized third parties could develop products similar to or better than ours.

Any patents applied for by us could eventually not be granted or any patent owned by us could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope we seek, if at all; and if issued, may not provide any meaningful protection or competitive advantage.

In addition, our ability to protect our proprietary rights could be affected by differences in international law and the enforceability of licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our products under “click-to-accept” license agreements that are not signed by licensees and electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products.

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

Perceived risks in Cloud Computing could negatively influence buyers.

As the Cloud market develops, adoption could be adversely affected due to concerns with data security and the reliability of third party IT infrastructures and software. Although security and reliability risks can be minimized or mitigated, the mere perception of these risks could hinder our ability to grow our business.

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

We have not experienced any security breaches to date. However, if a hacker were to penetrate our network security, they could misappropriate proprietary information, cause interruptions in our services, dilute the value of our offerings to customers and damage customer relationships. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to system damage, operational disruption, loss of data, litigation and other risks of loss or harm.

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

We are a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Pursuant to our Articles of Incorporation and Bylaws, we have agreed to indemnify our officers and directors to the fullest extent possible under the Nevada law. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. Pursuant to those certain letter agreements entered into between the Company and their Officers and each independent director of the Company’s Board of Directors appointed as of March 1, 2012, the Company is also contractually obligated to indemnify each independent director to the fullest extent possible under Nevada law and has obtained Director and Officer insurance coverage in the amount of $5,000,000 per occurrence. There is no guarantee, however, that such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.

Our sales revenue is derived from customers worldwide, and is therefore subject to foreign currency risk. Unstable currency exchange rates that result in dramatic fluctuations against the U.S. Dollar could adversely affect our financial condition and operating results. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

Liquidity is essential to our businesses and we rely on the planned success of our strategic product lines.

The liquidity of the company is tight and that the valuation and validity of the intangible fixed assets and of the financial fixed assets are depending on the success of the strategic product lines especially but not limited to the area of Applications Modernization. Due to limited business history especially but not limited to Applications Modernization our business plan contains multiple risks and uncertainties. To achieve the planned success is material to us.

Our working capital requirements may negatively affect our liquidity and capital resources.

Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers decisions especially but not limited to applications modernization projects and the payment terms with our customers. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings or other adequate financial resources to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

This could have a material adverse effect on our business, results of operations and financial condition up to a critical level.

We are dependent on major customers for future revenue. The loss of all or a substantial portion of our sales to any of these customers or the loss of marketshare by these customers could have a material adverse impact on us.

We highly depend for a substantial portion of our net sales especially but not limited to applications modernization projects. The loss of all or a substantial portion of our sales to any of our major customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products.

Risks Related to our Common Stock

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Securities and Exchange Commission adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock is subject to the penny stock rules, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 1B. Unresolved Staff Comments

Disclosure by the Company is not required under Form 10-K due to the fact that the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act.

Item 2. Properties

The Company’s principal executive offices are located at 585 Molly Lane, Woodstock, GA 30189.

In August 2011, the Company relocated its executive offices to a 10,000 square foot space located at 585 Molly Lane, Woodstock, Georgia 30189 pursuant to a lease agreement, dated June 16, 2011, between GROUP and Thomas Hall Fowler/Fowler Corporate Partners, a non-affiliate of the Company. The term of the lease is from August 1, 2011 to January 31, 2015. The rent from August 1, 2011 to August 31, 2011 is $8,333.33. From September 1, 2011 to December 31, 2011, the monthly rent is $4,166.67.  From January 1, 2012 to July 21, 2012, the monthly rent is $8,333.33.  From August 1, 2012 to July 31, 2013, the monthly rent is $8,750.  From August 1, 2013 to January 31, 2015, the monthly rent is $9,166.67.

GROUP’s principal executive office in Germany is located in an approximately 5,828 square foot office located at Hospitalstrasse 6, 99817 Eisenach, Germany. GROUP’s lease agreement for this office is from July 1, 2006 to June 30, 2013 for an annual rent of $46,589 and which can be renewed by GROUP.

Item 3. Legal Proceedings

As of March 31, 2012, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

 High

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV was an importer and wholesaler of Chinese manufactured goods.

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) pursuant to an Asset Purchase Agreement in consideration for aggregate of 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus purchased an aggregate of 11,984,770 of the outstanding shares of common stock from the selling shareholders of SWAV in consideration for an aggregate purchase price of $370,000. As a result of the two sets of transactions, Lotus owned an aggregate of 14,250,010 shares of common stock of SWAV, representing approximately 95.0% of the 15,000,000 shares of SWAV common stock outstanding on April 26, 2010.

On September 16, 2010, SWAV changed its name to GBS Enterprises Incorporated. On October 14, 2010, the trading symbol of the Company’s common stock on the OTC Bulletin Board was changed from “SWAV” to “GBSX.”

As described under “Item 1. Business” of this Form 10-K, in a series of transactions, the Company acquired a 50.1% equity interest in GROUP Business Software AG, a German public company, as of January 6, 2011.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported on the OTC Bulletin Board (OTCBB). The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Quarter	High	Low

2010
January 4th - March 31st	$0.01	$0.01
April 1st - June 30th	$0.075	$0.01
July 1st - September 30th	$0.10	$0.075
October 1st - December 31st	$1.70	$0.075

2011
January 3rd - March 31st	$4.95	$1.35
April 1st - June 30th	$4.55	$3.55
July 1st - September 30th	$3.55	$1.90
October 1st - December 31st	$2.45	$1.45

2012
January 1, 2012 - March 31, 2012	$2.60	$1.02

Description of Common Stock

We are authorized to issue 75,000,000 shares, par value $0.001 per share, of common stock, of which 28,211,664 shares were issued and outstanding as of March 31, 2012 and 29,431,664 at July 16, 2012. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock. Stockholders have no pre-emptive rights to acquire additional shares of common stock. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of common stock, when issued, will be fully paid and non-assessable.

Holders of common stock are entitled to receive dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on common stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of common stock now outstanding are duly authorized, fully paid and non-assessable.  There are currently 9,441,280 warrants outstanding which may be exercised. If these warrants are exercised in their entirety the outstanding number of shares of common stock would be 38,872,944. The shares of common stock issuable upon exercise of warrants are duly authorized and upon payment of the exercise price will be fully paid and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” shares of Preferred Stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval. As of March 31, 2012, there are no shares of Preferred Stock designated or issued.

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation. Their website is www.actionstocktransfer.com and their contact information is the following:

Action Stock Transfer Corporation
2469 E. Fort Union Blvd., Suite 214
Salt Lake City, UT 84121

Telephone: (801) 274-1088
Fax: (801) 274-1099
Email: justblank2000@yahoo.com

Holders

As of July 16, 2012, we had 84 record holders of our Common Stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividend Policy

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for the operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
	Number of securities to be	Weighted-average exercise	Number of securities remaining available
	issued upon exercise of	price of outstanding	for future issuance under equity
	outstanding options, warrants	options, warrants and	compensation plans (excluding securities
	and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	0	0	0

None
Equity compensation plans not approved by security holders:	0	0	5,000,000

2011 Stock Option Plan
Total	0	0	5,000,000

2011 Stock Option Plan

On March 30, 2011, the Board of Directors adopted a stock incentive program entitled the 2011 Stock Option Plan (the “Plan”), subject to stockholder approval. As of March 31, 2012, the Company stockholders have not approved of the Plan nor has the Company granted any awards under the Plan. Below is a summary of the Plan. It is qualified in its entirety by the contents of the Plan.

Purpose

The purpose of the Plan is to provide the directors, officers, employees and consultants who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain employees and consultants. The Company believes that increased share ownership by such persons will more closely align stockholder and employee interests by encouraging a greater focus on the profitability of the Company. There is reserved for issuance under the Plan an aggregate of five million (5,000,000) shares of the Company’s Common Stock. All of such shares shall be issued pursuant to the exercise of stock options granted under the Plan (“Stock Options”). Stock Options granted under the Plan may be options intended to qualify as "incentive stock options" (“ISOs”) under Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify, so-called “nonqualified stock options” (“NQSOs”).

Plan Administration

The Plan is administered by our Board of Directors (the “Board”) or a committee (the "Committee") thereof, if appointed by the Board. The Board (or Committee) will have full and complete authority, in its discretion, but subject to the express provisions of the Plan (a) to approve the persons to be granted stock options (“Optionee”); (b) to determine the number of and type of Stock Options to be granted to an Optionee; (c) to determine the time or times at which Stock Options will be granted; (d) to establish the terms and conditions upon which Stock Options may be exercised; (d) to remove or adjust any restrictions and conditions upon Stock Options; (e) to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and (f) to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the 2011Plan.

Plan Eligibility

The group of individuals eligible to receive Options will consist only of the following (the “Eligible Participants”):

a. Directors and Officers of the Company,

b. Employees of the Company and Management Company Employees, and

c. Certain consultants of the Company, except as provided herein.

Consultants may be eligible to receive Options only if they have furnished bona fide services to the Company and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

Shares Subject to this Plan

The maximum number of shares of the Common Stock that may be issued pursuant to Stock Options granted under the Plan is five million (5,000,000) shares of Common Stock, subject to adjustment for any stock dividends, stock splits, reclassifications and similar changes in the capital structure of the Company.

Grants of Stock Options

The Board, or if appointed, Committee, has the discretion to grant Stock Options which qualify as “incentive stock options” (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or which do not qualify, so-called “nonqualified stock options” (“NQSOs”). To qualify as an ISO under the Code, the Stock Option generally must (among other things) (x) be granted only to employees, (y) have an exercise price equal to or greater than the Fair Market Value on the date of grant, and (z) terminate if not exercised within ten (10) years from the date of grant (or five years if granted to an Optionee who, at the time the ISO is granted, directly or indirectly, holds more than 10% of the total voting power of our Company).  Except in certain limited instances (including termination for cause, death, or disability), if any Optionee ceases to provide services to our Company, the Optionee’s rights to exercise vested ISOs will expire within three months following the date of termination.

To the extent that the aggregate Fair Market Value (determined at the time the option is granted) of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year (under the Plan and all other Incentive Stock Option Plans of the Company) exceed $100,000, such Stock Options will be treated as NQSOs and will not qualify as ISOs.

In the case of an ISO granted to an Eligible Participant who at the time of the grant of such ISI owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any parent or subsidiary, such ISO may not be exercised after the expiration of five (5) years from the date the ISO is granted.

No ISOs will be granted under this Plan more than ten (10) years after the date that the Plan is adopted or approved by the stockholders of the Company, whichever is earlier.

No ISO will be exercisable more than ten (10) years from the date it is granted; provided, however, that the case of an Eligible Participant who at the time of grant owns Common Stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any subsidiary, the ISO Option may not be exercised after the expiration of five (5) years from the date of grant.

Exercise Price

In order to qualify as an ISO, a Stock Option must have an exercise price equal to no less than the Fair Market Value of the Company’s Common Stock as of the date of grant. In the case of an ISO granted to a Eligible Participant who at the time of the grant owns Common Stock representing more than ten (10%) of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the per share exercise price will be no less than 110% of the Fair Market Value per share on the date of grant.

Under the Plan, the exercise price of an NQSO granted under the Plan may not be less than:

a.	the Discounted Market Price (as defined by the exchange on which the Common Stock is listed) if the Common Stock is listed on an established stock exchange at the time of the grant, or

b.	85% of the Fair Market Value if the Common Stock is not listed on an established stock exchange, but is listed or quoted, as the case may be, on the NASDAQ Small Cap Market, the NASD OTC electronic bulletin board or the National Quotation Bureau pink sheets at the time of the grant of the Option.

If the shares of Common Stock become listed on another stock exchange, then the exercise price will not be less than the exercise price permitted by such exchange.

Fair Market Value

Under the Plan, "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:

(a)	if the Common Stock is listed on an established stock exchange, exchanges, or the NASDAQ National Market, the closing price per share on the last trading day immediately preceding such date on the principal exchange on which the Common Stock is traded or as reported by NASDAQ;

(b)	if the Common Stock is not then listed on an established exchange or the NASDAQ National Market, but is quoted on the NASDAQ Small Cap Market, the NASD OTC electronic bulletin board or the National Quotation Bureau pink sheets, the average of the lowest and the highest prices per share for the Common Stock as quoted by NASDAQ, NASD or the National Quotation Bureau, as the case may be, for the period of

(i)	10 trading days immediately preceding such date in case the collective trading volume of the Common Stock during that 10 day period is greater than 1% of all issued and outstanding shares; or

(ii)	60 trading days immediately preceding such date in case the collective trading volume of the Common Stock during that 60 day period is greater than 1% of all issued and outstanding shares; or

(iii)	360 trading days immediately preceding such date in case the collective trading volume of the Common Stock during that 360 day period is greater than 1% of all issued and outstanding shares; or

(iv)	in the event the collective trading volume in the last 12 months immediately preceding such date is below 1% of all issued and outstanding shares, but during this period the Company issued new shares in the amount of at least 1% of all issued and outstanding shares of the Company, the average between the price as determined in section l. (b) (ii) and the price per share issued, or

(v)	in the event none of the aforementioned conditions l.(b) (i) to (iv) is met for the date in question, then an amount determined in good faith by the Board of Directors of GBSX, or
(c)	if there is no such reported market for the Common Stock for the date in question, then an amount determined in good faith by the Board of Directors of GBSX.

Option Period

The Stock Option period commences on the date of grant of the Stock Option and will be exercisable for up to ten (10) years or such shorter period as is determined by the Board, or Committee (if applicable).

Restrictions on Transfer

Stock Options granted under the Plans generally are not transferable other than by will or the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee.

Vesting of Stock Options and Awards

The Board (or Committee if appointed to administer the Plan) has full authority, in its discretion to make each option or award granted subject to a vesting schedule whereby an employee must remain employed by the Company for a given length of time in order to have the option or award fully vest. Employees leaving the Company’s employment before the option or award in fully vested will forfeit any unvested portion of an option or award.

Termination of Relationship

No Stock Option may be exercised after the Optionee, if a Director or Officer, has ceased to be a Director or Officer or, if an Employee or other Eligible Participant, has left the employ or service of the Company or an affiliate of the Company, except as follows:

a.	To the extent provided in the Optionee’s employment agreement;

b.	In the case of the death of an Optionee, any vested Option held by him or her at the date of death will become exercisable by the Optionee’s lawful personal representatives, heirs or executors until the earlier of one year after the date of death of such Optionee and the expiry date of such Option;

c.	Subject to the other provisions of the Plan, including the proviso below, vested Options will expire ninety (90) days after the date the Optionee ceases to be employed by, provide services to, or be a Director or Officer of, the Company or an affiliate of the Company, and all unvested Options will immediately terminate without right to exercise same; and

d.	In the case of an Optionee being dismissed from employment or service for cause, such Optionee’s Options, whether or not vested at the date of dismissal will immediately terminate without right to exercise same, provided that in no event may the term of the Option exceed 10 years.

Notwithstanding the provisions of subsection (c), the Board or Committee may provide for the vesting of all or any part of the Optionee’s Options that are unvested at the date the Optionee ceases to be employed by, provide services to, or be a Director or Officer of, the Company or an affiliate, and may extend the time period for exercise of an Option to a maximum of the original term of the Option, all as the Board or Committee deems appropriate in the circumstances contemplated by subsection (c).

Consideration

The Board or Committee will grant Stock Options under the Plan in consideration for services rendered. There will be no other consideration received or to be received by the Company or any of its subsidiaries for the granting or extension of Stock Option under the Plan.

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.

Disclosure by the Company is not required under Form 10-K and Item 301 of Regulation S-K due to the fact that the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the Risk Factors” section of this annual report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar terms), through its subsidiaries, is a global provider of technology solutions for businesses and government agencies. We focus on developing and delivering solutions that help our customers to maximize value and reduce cost in the development, deployment and management of the applications used in the course of conducting their business (“business applications”).

Our customers include corporate and government IT departments, solutions integrators (“SIs”) and independent software vendors (“ISVs”). Our corporate customers are from a variety of industries, including insurance, financial services, pharmaceuticals, healthcare, manufacturing, logistics, and education. The install-base of our software products spans more than 5,000,000 users in 38 countries on four continents. We principally market and sell our products and services directly in the United States, Canada, United Kingdom, Germany, Austria, Switzerland, the Nordics and India; and indirectly through local distributors and resellers representing Australia, South America and regionally in Europe.

While our products and services remain in use and demand, over the last several years, the market itself has been undergoing a paradigm shift. New technologies, especially in the areas of Cloud Computing and Mobile applications, have grown in popularity due to the potential cost savings and operational efficiencies they can offer. As organizations make investments in these new technologies, they are faced with highly complex and costly projects to migrate (“migration”) or replace their existing systems that don’t operate in the cloud or on mobile devices (“modernization”) – this includes their existing email and business applications that run on Lotus Notes and Domino.

To adopt on this market trend we have invested in technology, resources and structures. These investments in our Strategic Offerings and Focus Areas have heavily influenced our business results for the fiscal year ended March 31, 2012.

Strategic Offerings and Focus Areas

As IT departments face continuous budget reductions and constant pressure for higher performance and efficiency, CIOs are focusing on modern technologies to support their need for increased scalability, flexibility and lower costs. GBS has identified this demand as a strategic growth opportunity for the company and has placed a significant focus on expanding its Cloud Computing and Modernizing/Migrating technology offerings. The strategic opportunities are served by GBS with two distinct offerings:

☐	GROUP Live - Cloud Automation Platform / Cloud Platform-as-a-Service (PaaS) software and services
☐	Transformer - Lotus Notes modernization/migration services and technology accelerators

Cloud Computing

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

Application Modernization and Migration

GBS’s Application Modernization and Migration activities are focused on the IBM Lotus Notes applications and the offering spans from expert services and accelerator technologies to modernize, web enable and migrate Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Transformer Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins what is referred to as our “Transformer” solution was developed by GBS with the assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

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

Results of Operations

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Assets

Total Assets decreased from $76,865,929 at March 31, 2011 to $70,449,961 at March 31, 2012.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

At March 31, 2012, our Total Current Assets were $8,634,975, compared to $17,875,353 at March 31, 2011. Total Current Assets consist of: Cash and Cash Equivalents; Accounts Receivable; Inventories; Prepaid Expenses; Other Receivables and Assets held for Sale.

☐	Cash and Cash Equivalents decreased from $8,530,864 at March 31, 2011 to $1,502,977 at March 31, 2012 as a result of our investments in the strategic technology areas such as application migration and modernization, cloud technology and the associated costs necessary to build and implement the go to market strategy.
☐	Accounts Receivable decreased from $5,698,321 at March 31, 2011 to $4,936,887 at March 31, 2012 from increased collections resulting from personnel added to focus efforts on improvement of cash flow.
☐	Inventories increased from $0 at March 31, 2011 to $236,712 at March 31, 2012 from the purchase of Pavone AG, and related work in progress and products immediately available for purchase within this business entity.
☐	Prepaid Expenses decreased from $1,423,281 at March 31, 2011 to $459,363 at March 31, 2012 due to the reclassification of prepaid license payments to a vendor into Intangible Assets.
☐	Other Receivables decreased from $2,222,887 at March 31, 2011 to $1,474,929 at March 31, 2012. Other Receivables consist primarily of derivatives used for hedging held by one business entity, warrants sold with related funding in escrow, and installment payments due from the sale of GROUP Business Software Holding OY together with their Subsidiary GEDYS IntraWare GmbH on February 28, 2010. The decrease was primarily due to an insurance claim of approximately $1,900,000 which was included in the previous year.
☐	Assets held for Sale were increased from $0 at March 31, 2011 to $24,107 at March 31, 2012.

At March 31, 2012, our Total Non-Current Assets were $61,814,986, compared to $58,990,576 at March 31, 2011.  Total Non-Current Assets consist of: Property (plant and equipment), Financial Assets, Investments in Related Company, Deferred Tax Assets, Goodwill, Software and Other Assets.

☐	Property (plant and equipment) increased from $298,497 at March 31, 2011 to $1,597,326 at March 31, 2012 due primarily to the inclusion of IDC Global, Inc and their heavy concentration of fixed assets.
☐	Financial Assets increased from $837,481 at March 31, 2011 to $1,998,194 at March 31, 2012, which includes intercompany loans of $1,449,285 and the non-current portion of the aforementioned sale of GEDYS IntraWare GmbH on February 28, 2010.
☐	Deferred Tax Assets increased from $1,136,135 at March 31, 2011 to $3,945.272 at March 31, 2012 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.

☐	Goodwill increased from $39,688,966 at March 31, 2011 to $39,744,686 at March 31, 2012 and consisted of the goodwill associated with nine business entities. The increase from 2011 to 2012 included the purchase of (i) Pavone AG on April 11, 2011 with goodwill of $4,956,400, (ii) GroupWare, Inc. on June 1, 2011 with goodwill of $994,100, (iii) IDC Global, Inc. on July 25, 2011 with goodwill of $2,994,400 and (iv) SD Holdings, Ltd on September 27, 2011 with goodwill of $2,213,100. The Goodwill amount also included the write-off off Relavis Corporation goodwill of $7,288,300 and GROUP LIVE N.V of $1,324,200. Write-offs were made based on the decision to focus the companies CRM strategy on just one CRM product line for which the company will offer mobile access to its customers. In addition, GROUP LIVE, N.V. was liquidated.
☐	Software decreased from $16,514,894 at March 31, 2011 to $14,039,149 at March 31, 2012 and consists of capitalized development costs, product rights and licenses. Our capitalized Software includes our expert business developments of $3,779,418, legacy business improvements/developments of $7,545,163, strategic business developments/other of $2,714,568. The decrease from 2011 to 2012 resulted from impairment testing write-downs. The decrease is again primarily based on the business decision to focus on the new CRM product and functional loss of the obsolete CRM.
☐	Other Assets increased from $223,630 at March 31, 2011 to $246,140 at March 31, 2012. This includes reinsurance claims, tax credits, and other deposits.

Liabilities

Total Liabilities increased from $24,285,794 at March 31, 2011 to $ 26,871,761 at March 31, 2012.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2012, our Total Current Liabilities were $19,154,936, compared to $16,345,732 at March 31, 2011.  Total Current Liabilities consist of: Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities and Amounts Due to Related Parties.

☐	Notes Payable decreased from $1,440,295 at March 31, 2011 to $ 1,381,821 at March 31, 2012 and consisted of the exercise of capital components of a convertible bond issue.
☐	Liabilities to Banks decreased from $50,073 at March 31, 2011 to $19,651 at March 31, 2012 on payments of a line of credit held by a subsidiary.
☐	Accounts Payable and Accrued Liabilities increased from $4,996,748 at March 31, 2011 to $5,919,788 at March 31, 2012. This includes Trade payables, Tax Accruals and Other Accruals. The increase from 2011 to 2012 was due to the addition of four more business units included within the corporate consolidation during the fiscal year.
☐	Deferred Income increased from $6,208,458 at March 31, 2011 to $6,421,502 at March 31, 2012 encompassing maintenance income collected in advance for the period after the close of the fiscal year.
☐	Other Liabilities of $2,820,002 at March 31, 2011 increased to $4,237,071 at March 31, 2012 as a result of the reclassification of payments due from long term to current. These payments derived from the purchase of Permessa in 2010 and are now due in the short term. An increase in tax liability is also included.. It should be noted that within current Other Liabilities an amount of $1,150,000 was paid in January, 2012. However, since the Company applies to Regulation S-X Rule 3A-02 this transaction and the resulting reduction of the liabilities will be presented in the Company’s financials as per June 30, 2012.
☐	Amounts Due to Related Parties increased from $830,156 in 2011 to $1,175,103 in 2012 as explained in detail in Note 25 to the Consolidated Financial Statements

At March 31, 2012, our Total Non-Current Liabilities were $7,716,825, compared to $7,940,062 at March 31, 2011.  Total Non-Current Liabilities consist of: Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, Other Liabilities.

☐	Liabilities to Banks increased from $ 780,277 at March 31, 2011 to $3,463,483 at March 31, 2012 and consisted of long-term business line of credit due to the Baden-Württembergische Bank. The increase from 2011 to 2012 in notes payable is due to the funding of expenditures consistent with the advancement of our technology and overall business plan.
☐	Deferred Tax Liabilities increased from $878,450 at March 31, 2011 to $1,196,472 at March 31, 2012 resulting from the deferred taxes associated with the capitalization of software expenses, the purchase price allocation of acquired assets, and the temporary adjustment of depreciation.
☐	Retirement Benefit Obligation decreased from $153,962 to $150,632
☐	Other Liabilities decreased from $6,127,373 at March 31, 2010 to $2,906,238 as a result of a reclassification of long term to short term liabilities due on the purchase of Permessa Corporation. Within the non-current liabilities, an amount of $2,270,000 has been converted into equity of the corresponding subsidiary in February, 2012. In adherence to Regulation S-X Rule 3A-02 this transaction and the resulting reduction of the liabilities will be presented in the Company’s financials as per June 30, 2012.

Revenues

For the fiscal year ended March 31, 2012, our Net Sales increased to $31,941,812 from $27,707,226 for the fiscal year ended March 31, 2011.  The Company generates nets sales from Licenses, Maintenance, Services, Third-Party Products and Others.  Our Product revenue decreased from $12,848,954 to $11,415,487 reflecting a decrease in Product License sales volume mainly as a result of a decrease in the third party product portfolio and the de-investment of a subsidiary which had been contributing to the consolidated revenue in 2011 for two months. The increase of Service revenue from $14,858,272 to $20,526,325 resulted from the service driven acquisitions of Pavone AG in April 2011 and IDC Global, Inc. in July 2011.

Cost of Goods Sold

For the fiscal year ended March 31, 2012, our Cost of Goods Sold increased to $18,047,203 from $14,082,494 over the fiscal year ended March 31, 2011.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.   Within Cost of Goods Sold was a decrease of $ 497,638 for costs related to the lower volume of third party Product Licenses aforementioned, and an increase of $4,462,347 for the associated costs within the services division of Revenue. Salaried personnel and operating costs, balanced against capitalized work have increased by $3,700,000 resulting from the addition of our subsidiaries in fiscal year ended March 31, 2012 and our investments to develop the strategic product areas. Depreciation included in the category, increased by $1,500,000 due to the significant fixed assets acquired mainly with the addition of IDC Global.

Operating Expenses

For the fiscal year ended March 31, 2012, our Operating Expenses increased to $24,149,212 from $15,918,290 for the fiscal year ended March 31, 2011.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.  For the fiscal year ended March 31, 2012, our Selling Expenses increased to $16,671,489 from $10,610,545 for the fiscal year ended March 31, 2011.  Selling Expenses consist of costs for the Sales, Marketing and Service units and has increased in relation to the additional companies acquired and in support of the overall increased sales generated. Build up and additional marketing expenses were incurred in anticipation of, and as part of, our go to market sales strategy for new technology. $3,600,000 of that increase resulted from new acquisitions; $2,300,000 has been expended to prepare the organization for the market entry of their strategic product lines. For the fiscal year ended March 31, 2012, our Administrative Expenses increased to $6,647,636 from $3,853,532 for the fiscal year ended March 31, 2011.  Administrative Expenses consist of costs for the management and administration units. Most significant increases included in these expenses include additional audit and related accounting for our added business entities, increased insurance and occupancy costs for our new locations, and additional consultancy costs to support our regulatory compliance. $700,000 of that increase resulted from new acquisitions; $1,500,000 are directly associated with GBS Enterprises Inc. For the fiscal year ended March 31, 2012, our General Expenses decreased to $830,087 from $1,454,213 for the fiscal year ended March 31, 2011 in response to newly administered budgeting procedures.

Other Income (Expense)

For the fiscal year ended March 31, 2012, Other Income of $2,393,821 was decreased to Other Expense of $15,910,392. Bad debts changes in this category increased for the write off of receivables primarily in our entities no longer functioning due to obsolete technology. Income from a settlement received in the previous fiscal year also was a contributing factor to the change.

Income taxes (Expense)

As a result of the change in the majority ownership of GROUP Business Software in 2011 and based on the current legal situation, management has determined it is more likely than not that the tax losses carried forward for the fiscal year ended March 31, 2011 will not be available as a deduction to determine taxable income. Therefore, the deferred tax assets from the losses carried forward for GROUP Business Software AG in an amount of $3,691,000 were written off in the fiscal year ended March 31, 2011 and included in income tax expense.

For the fiscal year ended March 31, 2012 a statutory tax range from 23% to 34% has been applied resulting in an expected income tax recovery of $7,986,000. Reduced by Price Allocations from Consolidation of $2,798,000, permanent differences of $533,000 and other items as mentioned in Note 27. The total amount of income tax expense has been $ 2,553,000.

Liquidity & Capital Resources

At March 31, 2012, we had $1,502,977 in cash and cash equivalents, compared to $8,530,864 at March 31, 2011.

In principal, the company's cash flow depends on the timely and successful market entry of its strategic offerings. The dependency accounts for revenue generated from direct customers engagements, as well as for revenue generated through the partner channel network.

Especially for strategic offerings for paradigm shifting technologies, the management's budget plan is based on a series of assumptions regarding market acceptance, readiness and pricing. While management's assumptions are based on market research and customer surveys, assumptions bear the risk of being incorrect and may result in a delay in customer projects and consequently a delay or a reduction in the related strategic offering invoicing. In case these delays have an impact on the Company's liquidity and therefore its ability to support its operations with the necessary cash flow, the Company depends on its ability to generate cash flow from other resources, such as debt financing from related or independent resources or as equity financing from existing shareholders or through the stock market.

The Company believes it has sufficient capital to fund its operations for the next 12 months. The Company is in constant contact with internal and external sources for financing, and it is management’s belief that if these internal and external sources for funding will provide sufficient funds to support the working capital needs of the Company, the Company will be able to provide sufficient cash flow to support its strategic offerings. Management believes as a result of the assets purchased to date, in accordance with the above-mentioned statement, the Company will generate additional funds and/or that it will be able to obtain additional capital as required to meet its projected operational requirements by offering shares of the Company’s capital stock in private and/or public offerings and through debt financing if available and needed. There can be no assurances, however, that the Company will be able to obtain any financings or that such financings will be sufficient to sustain its business operation or permit the Company to implement its intended business strategy.

To date, we have funded our operations from private financings and operations. In March 2010, we consummated a private placement of Units for $1.25 per Unit for total gross proceeds of $7,555,000 (the “Private Placement”). The net proceeds of this offering were $6,839,327.25. Each Unit consisted of one share of common stock and one warrant exercisable to purchase one share of common stock from the date of grant until the third anniversary of the date of grant for $1.50 per share (the “Private Placement Warrants”). As of March 31, 2012, warrant holders exercised an aggregate of 2,025,000 Private Placement Warrants for gross proceeds to the Company of $3,037,500. If the remaining 4,019,000 Private Placement Warrants were exercised, of which there can be no assurance, the Company would receive $6,028,000 in additional gross proceeds.

As previously reported by the Company on a Form 8-K filed by the Company with the Commission on March 30, 2012, between March 26th to 28th, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of five “accredited investors” (as that term is defined by Rule 501(a) of Regulation D promulgated under the Securities Act), one of whom was Stephen D. Baksa, a member of the Board of Directors of the Company, and all of whom were investors in the Private Placement. Pursuant to the Securities Purchase Agreements entered into by the Company and the accredited investors, the Company sold the accredited investors an aggregate of 2,020,000 warrants (the “Investor Warrants”) in consideration for $10.00 per investor. Each Investor Warrant is exercisable to purchase one share of common stock of the Company for a purchase price of $0.50 per share from the date of issuance to the third anniversary date of the date of issuance. As of March 31, 2012, warrant holders exercised an aggregate 905,000 Investor Warrants for gross proceeds to the Company of $457,500. If the remaining 1,120,000 Investor Warrants were exercised, of which there can be no assurance, the Company would receive $560,000 in additional gross proceeds.

On April 9, 2012, we filed a Registration Statement on Form S-1 (File No.: 333-180626) (the “Registration Statement”) with the SEC therein registering 8,064,000 shares of common stock underlying the Private Placement Warrants and Investor Warrants under the Securities Act. As of the date of Annual Report, 2,025,000 of the Private Placements Warrants and 900,000 Investor Warrants have been exercised by the holders thereof; and 4,019,000 Private Placement Warrants and 1,120,000 Investor Warrants are outstanding and exercisable. The Registration Statement has not been declared effective by the SEC as of the date of filing this Form 10-K. We will not receive any proceeds from the sale of the common stock registered under the Registration Statement but we will receive proceeds if any additional Private Placement Warrants and Investor Warrants are exercised. If all of the warrants are exercised, we will have received gross proceeds of $10,076,000. However, there can be no assurance that any additional warrants will be exercised. To date, we have used the proceeds of the warrants already exercised for general corporate working capital purposes. We intend to use the net proceeds from the exercise of any additional warrants to increase marketing, advertising and Cloud and Transformer service and development teams, acquisitions and for working capital purposes.

The table below sets forth information regarding Placement Agent Warrants and Investor Warrants as of March 31, 2012:

*Warrants	Total Exercised	Exercised Warrants	Gross Proceeds	Unexercised Warrants	Gross Proceeds from Unexercised Warrants	Gross Proceeds if all Warrants are Exercised
Private Placement Warrants (EP=$1.50)	$6,044,000	$2,025,000	$3,037,500	$4,019,000	$6,028,500	$9,066,000
Investor Warrants (EP=$0.50)	$2,020,000	$900,000	$450,000	$1,120,000	$560,000	$1,010,000
Total	$8,064,000	$2,925,000	$3,487,500	$5,139,000	$6,588,500	$10,076,000

Note: EP = Exercise Price per share

* The number of Shares of Common Stock issuable upon the exercise of the Warrants and corresponding exercise prices are subject to adjustment in the event of a stock split, dividend, recapitalization, reclassification and otherwise.

The Board of Directors of the Company has broad discretion as to use of the net proceeds from any exercise of the warrants and may change the allocation of such proceeds without shareholder notice or consent.

As previously reported by the Company on a Form 8-K filed by the Company on April 16, 2012, the Company entered into a Securities Purchase Agreement with Mr. Joerg Ott, the Chief Executive Officer and Chairman of the Board of Directors of the Company, on April 16, 2012 pursuant to which Mr. Ott purchased an aggregate of 120,000 Units from the Company for an aggregate purchase price of $180,000 ($1.50 per Unit). Each Unit consists of one share of Common Stock and one warrant exercisable to purchase one share of Common Stock of the Company from the date of issuance of the warrant until the third anniversary date of the date of issuance at a price of $1.50 per share. The Company used the proceeds from this sale for working capital purposes.

Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	March 31,	March 31,
	2012	2011
Net cash provided (used in) Operating Activities	$(469,307)	$2,638,109
Net cash provided by (used in) Investing Activities	$(9,768,786)	$(3,193,099)
Net cash provided by Financing Activities	$3,225,599	$7,484,947
Effect of exchange rate changes on cash	$(15,393)	$(144,058)
Net increase (decrease) in cash and cash equivalents during the period	$(7,027,887)	$6,785,899
Cash and cash equivalents, beginning of period	$8,530,864	$1,744,965

Cash and cash equivalents, end of period	$1,502,977	$8,530,864

Cash used in operating activities was approximately $469,000, which is about $ 3,107,000 below the previous year's provided amount of $2,638,000. This change is primarily due to the investments made by the Company in developing the GBS strategic product lines, amounting to $9,769,000 in 2012 (2011: $3,193,000). The cash provided in financing activities in 2012 was approximately $3,226,000, compared to the cash provided by financing activities in 2011 of about $7,485,000. As a result of the Companies investments in the strategic product lines the cash and cash equivalents decreased by approximately $7,028,000 (2011: increase $6,790,000).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.   The areas where critical estimates were made that have significant importance to the financial statements are as follows:

i.	Allowance for doubtful accounts. The company provides for potential bad debts on an account-by-account basis. Bad debts have not been significant and our allowance has been accurate. Non-trade receivables are also scrutinized and allowed for based on expected recovery. One significant item ($1,902,000) which was previously written off was re-evaluated and reinstated during fiscal 2011. The amount was subsequently paid.

ii.	Allocation of the price paid when acquiring subsidiaries. When the Company acquires subsidiary companies an allocation of the purchase is required. The allocation is based on management’s analysis of the value of the net assets, and is based on estimated future cash flows that each component will produce. Such components might include software, customer lists and other intangible assets that are not readily determinable. The allocation will have significant impact on the future earnings of the Company as certain assets, customer lists for example, must be amortized and charged to operations over time, while other assets, notably goodwill, does not.

iii.	Impairment testing on intangibles and goodwill. As noted in more detail below, these areas involve numerous estimates as to expected cash flows, expected rates of return and other factors that are difficult to determine and are often out of the Company’s direct control. Accordingly, the Company adopts a conservative approach and has experienced better than projected results for the most part.

iv.	Valuation of deferred tax credits. The Company provides an allowance for tax recoveries arising from the application of losses carried forward. An allowance is provided where management has determined that it is less than likely that the loss will be applied and income taxes recovered.

Comprehensive Income (Loss)

The Company adopted FASB Codification topic (ASC”) 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

Net Income per Common Share

FASB Codification topic (ASC”) 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. Accordingly, although the diluted weighted average number of common stock outstanding is disclosed on the statements of operation, the calculated net loss per share is the same for bother basic and diluted as both are based on the basic weighted average of common stock outstanding. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

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

Currency Risk

We use the US dollar as our reporting currency.  The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British pound and the Indian Rupee.  Accordingly, some assets and liabilities are incurred in those currency and we are subject to foreign currency risks.

Fair Value Measurements

The Company follows FASB Codification topic (ASC”) 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of I pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted (ASC”) 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Property, Plant and Equipment

Property, plant and equipment are valued at acquisition or manufacturing costs, reduced by scheduled and, if necessary, unscheduled depreciation. Fixed assets are depreciated on a straight-line basis, prorated over their expected useful life. Scheduled depreciation is mainly based on useful lives of 3 to 10 years. Leasehold improvements are depreciated up to 40 years.

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

Software Maintenance Revenues

Software maintenance revenues are recognized ratably on a pro-rata basis over the range of the contract period. Our contract periods typically range from one to five years. Vendor-specific objective evidence (VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance. Customers who are party to software maintenance agreements with us are entitled to receive support, product updates and upgrades on a when-and-if-available basis.

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

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company originally exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP (and retained it’s 50.1% shareholding by acquiring an additional 883,765 shares of GROUP on February 27, 2012). Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP became the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

The Company has based its financial reporting for the consolidation with GROUP in accordance with FASB Accounting Standard Codification (ASC) 805-40 as it relates to reverse acquisitions. Goodwill has been measured as the excess of the fair value of the consideration effectively transferred by the Company, the acquire, for financial reporting purposes, over the net amount of the Company’s recognized identifiable assets and liabilities.

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

The purpose of the acquisition was to allow GROUP easier access to American financial markets. Goodwill recognized of $9,324,000 was recorded upon consolidation and was calculated as the value of the consideration given less the value of the asset received. The resulting goodwill represents the benefit to be gained by gaining entry into American financial markets.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Disclosure by the Company is not required under Form 10-K and Item 305 of Regulation S-K due to the fact that the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.:
Audited Consolidated Financial Statements for Fiscal Year Ended March 31, 2012
Report of K.R. Margetson, Ltd — Independent Auditor of GBS Enterprises Incorporated	43

Report of Grant Thornton – Independent Auditor of GROUP Business Software, AG	44

Consolidated Balance Sheets - March 31, 2012 and 2011	48

Consolidated Statements of Operations For the years ended March 31, 2012 and 2011	49

Consolidated Statements of Equity For the period from April 1, 2010 to March 31, 2012	50

Consolidated Statements of Cash Flows For the Years Ended March 31, 2012 and 2011	51

Notes	52

K. R. MARGETSON LTD.	Chartered Accountants
Sechelt office	Vancouver office
PO Box 45, 5588 Inlet Avenue	3rd Floor, 905 West Pender Street
Sechelt BC V0N 3A0	Vancouver BC V6C 1L6
Tel: 604.885.2810	Tel: 604.641.4450
Fax: (toll free both offices) 1.877.874.9583

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders of

GBS Enterprises Incorporated:

We have audited the consolidated balance sheets of GBS Enterprises Incorporated as of March 31, 2012 and 2011 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of GROUP Business Software AG as of March 31, 2012 or for the year then ended. That company is a 50.1 per cent owned subsidiary, which statements reflect total assets and revenues constituting 58% and 52% percent respectively, of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us and whose opinion is as of December 31, 2011 and for the year then ended. Our opinion, insofar as it relates to the amounts included for GROUP Business Software AG, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial . An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, these consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of GBS Enterprises Incorporated as of March 31, 2012 and 2011 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Without qualifying our report, and because of the relative significance of the assets, we note that the reported values of goodwill and other intangibles is contingent upon the Company attaining projected revenues from new product lines. Accordingly, failure to attain those projections would negatively affect those reported values.

Vancouver, Canada	/s/ K. R. Margetson Ltd.
July 16, 2012	Chartered Accountants

Anlage 5

BESTÄTIGUNGSVERMERK DES ABSCHLUSSPRÜFERS

Wir haben den Jahresabschluss – bestehend aus Bilanz, Gewinn- und Verlustrechnung sowie Anhang - unter Einbeziehung der Buchführung und den Lagebericht der GROUP Business Software AG, Eisenach, für das Geschäftsjahr vom 1. Januar 2011 bis 31. Dezember 2011 geprüft. Die Buchführung und die Aufstellung von Jahresabschluss und Lagebericht nach den deutschen handelsrechtlichen Vorschriften liegen in der Verantwortung der gesetzlichen Vertreter der Gesellschaft. Unsere Aufgabe ist es, auf der Grundlage der von uns durchgeführten Prüfung eine Beurteilung über den Jahresabschluss unter Einbeziehung der Buchführung und über den Lagebericht abzugeben.

Wir haben unsere Jahresabschlussprüfung nach § 317 HGB unter Beachtung der vom Institut der Wirtschaftsprüfer (IDW) festgestellten deutschen Grundsätze ordnungsmäßiger Abschlussprüfung vorgenommen. Danach ist die Prüfung so zu planen und durchzuführen, dass Unrichtigkeiten und Verstöße, die sich auf die Darstellung des durch den Jahresabschluss unter Beachtung der Grundsätze ordnungsmäßiger Buchführung und durch den Lagebericht vermittelten Bildes der Vermögens-, Finanz- und Ertragslage wesentlich auswirken, mit hinreichender Sicherheit erkannt werden. Bei der Festlegung der Prüfungshandlungen werden die Kenntnisse über die Geschäftstätigkeit und über das wirtschaftliche und rechtliche Umfeld der Gesellschaft sowie die Erwartungen über mögliche Fehler berücksichtigt. Im Rahmen der Prüfung werden die Wirksamkeit des rechnungslegungsbezogenen internen Kontrollsystems sowie Nachweise für die Angaben in Buchführung, Jahresabschluss und Lagebericht überwiegend auf der Basis von Stichpro- ben beurteilt. Die Prüfung umfasst die Beurteilung der angewandten Bilanzierungsgrund- sätze und der wesentlichen Einschätzungen der gesetzlichen Vertreter sowie die Würdi- gung der Gesamtdarstellung des Jahresabschlusses und des Lageberichts. Wir sind der Auffassung, dass unsere Prüfung eine hinreichend sichere Grundlage für unsere Beurteilung bildet.

Unsere Prüfung hat zu keinen Einwendungen geführt.

Nach unserer Beurteilung aufgrund der bei der Prüfung gewonnenen Erkenntnisse ent- spricht der Jahresabschluss den gesetzlichen Vorschriften und vermittelt unter Beachtung der Grundsätze ordnungsmäßiger Buchführung ein den tatsächlichen Verhältnissen entsprechendes Bild der Vermögens-, Finanz- und Ertragslage der Gesellschaft. Der Lagebericht steht in Einklang mit dem Jahresabschluss, vermittelt insgesamt ein zutreffendes Bild von der Lage der Gesellschaft und stellt die Chancen und Risiken der zukünftigen Entwicklung zutreffend dar.

Ohne diese Beurteilung einzuschränken, weisen wir auf die Ausführungen im Lagebericht hin. Dort ist in Abschnitt 9.2 ausgeführt, dass die Liquditätslage der Gesellschaft angespannt ist und die Werthaltigkeit der immateriellen Vermögensgegenstände des Anlagevermögens sowie der Finanzanlagen vom Erfolg der neuen Produktlinien Transformer und GroupLive abhängt. Ein Ausbleiben des planmäßigen Erfolgs dieser Produktlinien kann den Fortbestand der Gesellschaft gefährden.

Stuttgart, den 23. Mai 2012

Grant Thornton GmbH Wirtschaftsprüfungsgesellschaft

Hämmerle	Steinbach

Wirtschaftsprüfer	Wirtschaftsprüferin

The following repetition of the auditor’s opinion in English language is for translation purposes only:

Auditor’s opinion:

We have audited the annual financial statements – comprising balance sheet, profit and loss account and notes – together with the bookkeeping system and the management report of GROUP Business Software AG, Eisenach, for the business year from January 1, 2011 to December 31, 2011. The maintenance of the books and records and the preparation of the annual financial statements and management report in accordance with German commercial law are the responsibility of the company’s management. Our responsibility is to express an opinion on the annual financial statements, together with the book- keeping system, and the management report based on our audit.

We conducted our audit of the annual financial statements in accordance with section 317 HGB [German Commercial Code] and German generally accepted standards for the audit of financial statements promulgated by the Institut der Wirtschaftsprüfer [Institute of Public Auditors in Germany] (IDW). Those standards require that we plan and perform the audit such that misstatements, whether due to error or fraud, materially affecting the presentation of the net assets, financial position and results of operations in the annual financial statements in accordance with German principles of proper accounting and in the management report are detected with reasonable assurance. Knowledge of the business activities and the economic and legal environment of the company and expectations as to possible misstatements are taken into account in the determination of audit procedures. The effectiveness of the accounting-related internal control system and the evidence supporting the disclosures in the books and records, the annual financial statements and the management report are examined primarily on a test basis within the framework of the audit. The audit includes an assessment of the accounting principles used and sig- nificant estimates made by management, as well as an evaluation of the overall presentation of the annual financial statements and management report. We believe that our audit provides a reasonable basis for our opinion.

Our audit has not led to any reservations.

In our opinion, based on the findings of our audit, the annual financial statements comply with legal requirements and give a true and fair view of the net assets, financial position and results of operations of the company in accordance with German principles of proper accounting. The management report is consistent with the annual financial statements and as a whole provides a suitable view of the company’s position and suitably presents the opportunities and risks of future development.

Without qualifying this opinion, we refer to the explanations in the management report. In section 9.2 of the management report there is noted that the liquidity of the company is tight and that the valuation and validity of the intangible fixed assets and of the financial fixed assets is depending on the success of the new product lines Transformer und GroupLive. A missing of the planned success of these product lines can endanger the existence of the company.

Stuttgart, May 23, 2012

Grant Thornton GmbH Wirtschaftsprüfungsgesellschaft

Hämmerle	Steinbach

Wirtschaftsprüfer	Wirtschaftsprüferin

[German Public Auditor]	[German Public Auditor]

GBS Enterprises Incorporated

Consolidated Balance Sheets

March 31, 2012 and March 31, 2011

(Audited)

	March 31, 2012	March 31, 2011
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 5	1,502,977	8,530,864
Debtors (Accounts receivable) - Note 6	4,936,887	5,698,321
Inventories - Note 2	236,712	-
Prepaid expenses - Note 7	459,363	1,423,281
Other receivables - Note 9	1,474,929	2,222,887
Assets held for Sale - Note 8	24,107	-
Total current assets	8,634,975	17,875,353

Property, plant and equipment - Note 10	1,597,326	298,497
Financial assets - Note 11	1,998,194	837,481
Investment in related company, at equity - Note 4	244,219	290,973
Deferred tax assets - Note 27	3,945,272	1,136,135
Goodwill - Note 12	39,744,686	39,688,966
Software - Note 13	14,039,149	16,514,894
Other assets - Note 14	246,140	223,630
Total non-current assets	61,814,986	58,990,576

Total assets	70,449,961	76,865,929

Liabilities and stockholders' equity
Current liabilities
Notes payable - Note 15	1,381,821	1,440,295
Liabilities to banks - Note 16	19,651	50,073
Accounts payables and accrued liabilities - Note 17	5,919,788	4,996,748
Deferred income - Note 19	6,421,502	6,208,458
Other liabilities - Note 18	4,237,071	2,820,002
Due to related parties - Note 8	1,175,103	830,156
Total current liabilities	19,154,936	16,345,732

Liabilities to banks - Note 20	3,463,483	780,277
Deferred tax liabilities - Note 27	1,196,472	878,450
Retirement benefit obligation - Note 26	150,632	153,962
Other liabilities - Note 21	2,906,238	6,127,373
Total non-current liabilities	7,716,825	7,940,062

Total liabilities	26,871,761	24,285,794

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding
28,211,664 shares of common stock (22,544,000 shares at March 31, 2011)	28,212	22,544
Additional paid in capital	47,902,913	33,894,661
Accumulated deficit	(12,970,652)	(322,519)
Other comprehensive income	476,773	(13,639)

	35,437,246	33,581,047
Noncontrolling interest in subsidiaries	8,140,954	18,999,088

Total stockholders' equity	43,578,200	52,580,135

Total stockholders' equity and liabilities	70,449,961	76,865,929

Commitments - Note 29
Subsequent events - Note 30

GBS Enterprises Incorporated

Consolidated Statements of Operations

For the Years Ended March 31, 2012 and 2011

(Audited)

	2012	2011
	$	$

Revenues
Products	11,415,487	12,848,954
Services	20,526,325	14,858,272
	31,941,812	27,707,226
Cost of goods sold
Products	6,518,551	7,016,189
Services	11,528,652	7,066,305
	18,047,203	14,082,494
Gross profit	13,894,609	13,624,732

Operating expenses
Selling expenses	16,671,489	10,610,545
Administrative expenses	6,647,636	3,853,532
General expenses	830,087	1,454,213
	24,149,212	15,918,290

Operating income	(10,254,603)	(2,293,558)

Other Income (expense)
Other Income (expense)	(15,910,392)	2,393,821
Interest income	33,942	16,804
Interest expense	(408,872)	(471,282)
	(16,285,322)	1,939,343

Income (loss) before income taxes	(26,539,925)	(354,215)

Income tax (income) expense	(2,545,711)	3,283,091

Net income (loss)	(23,994,214)	(3,637,306)

Net income (loss) attributable to non controlling interest	(11,346,081)	(1,672,059)

Net income (loss) attributable to stockholders	(12,648,133)	(1,965,247)

Other comprehensive income (loss)	978,359	(287,542)
Other comprehensive income (loss) attributable to non noncontrolling interest	487,947	(143,484)
Other comprehensive income (loss) attributable to stockholders	490,412	(144,059)
Net income (loss) and comprehensive income (loss) attributed to stockholders	(12,157,721)	(2,109,306)

Net earnings (loss) per share, basic and diluted	$(0.509)	$(0.119)

Weighted average number of common stock outstanding, basic and diluted	24,847,525	16,566,236

GBS Enterprises Incorporated

Consolidated Statements of Equity

For the period from April 1, 2010 to March 31, 2012

(Audited)

	Common Stock			Accumulated		Equity
			Additional	Other		attributable to
			Paid in	Comprehensive	Accumulated	noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	interests	Equity
		$	$	$	$	$	$

Balance, April 1, 2010	16,500,000	16,500	27,221,755	130,419	1,642,728	20,814,631	49,826,033

Shares issued for cash	6,044,000	6,044	6,672,906	-	-	-	6,678,950

Net loss (loss) and comprehensive income (loss) for the year ended March 31, 2011	-	-	-	(144,058)	(1,965,247)	(1,815,543)	(3,924,848)

Balance, March 31, 2011	22,544,000	22,544	33,894,661	(13,639)	(322,519)	18,999,088	52,580,135

Warrants issued for services	-	-	34,000	-	-	-	34,000

Share issued on acquistions
- Pavone AG	999,780	1,000	4,899,000	-	-	-	4,900,000
- GroupWare Inc.	250,000	250	1,084,750	-	-	-	1,085,000
- IDC Global, Inc.	880,000	880	3,255,120	-	-	-	3,256,000
- SD Holdings	612,874	613	1,255,837	-	-	-	1,256,450

Warrants exercised	2,925,000	2,925	3,479,545	-	-	-	3,482,470

Net income (loss) and comprehensive income (loss) for the year ended March 31, 2012	-	-	-	490,412	(12,648,133)	(10,858,134)	(23,015,855)

Balance, March 31, 2012	28,211,654	28,212	47,902,913	476,773	(12,970,652)	8,140,954	43,578,200

GBS Enterprises Incorporated

Consolidated Statements of Cash Flows

For the twelve months ended March 31, 2012 and 2011

(Audited)

	March 31, 2012	March 31, 2011
	$	$

Cash flow from operating activties
Net loss / net income	(23,994,214)	(3,637,306)
Adjustments
Deferred income taxes	(2,520,875)	3,796,982
Depreciation and amortization	5,951,366	4,035,732
Consulting expense	34,000	-
Write-down goodwill and intangibles	14,923,517
Losses from equity investment	46,754	85,599
Loss on Sale of Assets	-	266,269
Changes in operating assets and liabilities
Accounts receivable and other assets	2,700,062	(4,639,084)
Retirement benefit obligation	22,510	3,686
Inventories	(236,712)	114,172
Accounts payable and other liabilities	2,604,285	2,755,795

Net cash provided (used) by operating activities	(469,307)	2,781,845

Cash flow from investing activties
Purchase of intangible assets	(7,003,787)	(6,106,723)
Purchase of property, plant and equipment	(1,623,369)	(161,037)
Proceeds from Sale of Subsidiaries	-	2,588,035
Increase in Financial assets	(1,141,631)	321,515

Net cash provided (used) in investing activities	(9,768,786)	(3,358,210)

Cash flow from financing activties
Net borrowings - banks	2,744,216	(2,484,597)
Other borrowings	(3,346,034)	2,460,438
Capital paid-in	3,482,470	6,678,950
Loans from related party	344,947	830,156

Net cash provided (used) in financing activities	3,225,599	7,484,947

Effect of exchange rate changes on cash	(15,393)	(123,683)

Net increase (decrease) in cash	(7,027,887)	6,785,899
Cash and cash equivalents - Beginning of the year	8,530,864	1,744,965

Cash and cash equivalents - End of year	1,502,977	8,530,864

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Notes on the Annual Financial Statement for the Business Year

Ending March 31, 2012

GBS Enterprises Incorporated

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Note 1            COMPANY AND BACKGROUND

GBS Enterprises Incorporated, a Nevada corporation, through its subsidiaries, is a global provider of technology solutions for businesses and government agencies. We focus on developing and delivering solutions that help our customers to gain value and reduce cost in the development, deployment and management of the applications used in the course of conducting their business (“business applications”). We do this by building software and providing services that aid in:

☐	Information Technology (“IT”) systems analysis, planning and management;
☐	Automating business processes;
☐	Optimizing system and application performance;
☐	Ensuring the security and compliance of systems, applications and processes; and
☐	Migrating and integrating systems, applications and processes.

Our customers include corporate and government IT departments, solutions integrators (“SIs”) and independent software vendors (“ISVs”). Our corporate customers are from a variety of industries, including insurance, financial services, pharmaceuticals, healthcare, manufacturing, logistics, and education. The install-base of our software products spans more than 5,000,000 users in 38 countries on four continents. We principally market and sell our products and services directly in the United States, Canada, United Kingdom, Germany, Austria, Switzerland, the Nordics and India; and indirectly through local distributors and resellers representing Australia, South America and regionally in Europe.

Our software and services are designed to mainly serve organizations that have investments in IBM’s Lotus® Notes and Domino platform. The IBM Lotus® Notes and Domino platform is both a system for enterprise email as well as an application platform, meaning that it can be used as both an email system and an environment in which business applications can be deployed and used. This platform was originally brought to market by Lotus Development Corp. in 1989, and was subsequently acquired by IBM in 1995. According to IBM, there were 145 million licenses sold worldwide for Lotus Notes through 2008 (Source: “Global Businesses Choosing Lotus Software” IBM Press Release January 15, 2009).

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

During the last five years, we, through our subsidiaries, have executed our strategy to acquire companies which have developed software and specialized services for the Lotus Notes and Domino market. This growth by acquisition strategy has resulted in less competition for our software products; a large concentration of highly skilled employees with unique expertise in the area of Lotus Notes and Domino; staff and physical offices on three continents providing greater access to a global market; significant market awareness and greater market share amongst organizations that use Lotus Notes and Domino; and a comprehensive portfolio of solutions specific to the needs and requirements of organizations which use Lotus Notes and Domino.

While our products and services remain in use and demand, over the last several years, the market itself has been undergoing a paradigm shift. New technologies, especially in the areas of Cloud Computing and Mobile applications, have grown in popularity due to the potential cost savings and operational efficiencies they can offer. As organizations make investments in these new technologies, they are faced with highly complex and costly projects to migrate (“migration”) or replace their existing systems that don’t operate in the cloud or on mobile devices (“modernization”) – this includes their existing email and business applications that run on Lotus Notes and Domino.

To that end, we have acquired and developed technologies that help organizations reduce the time, cost, resources and risks associated with these highly complex migration and modernization projects.

General Corporate History

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV was an importer and wholesaler of Chinese manufactured goods.

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) pursuant to an Asset Purchase Agreement in consideration for aggregate of 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 of the outstanding shares of common stock from the selling shareholders of SWAV in consideration for an aggregate purchase price of $370,000. As a result of the two sets of transactions, Lotus owned an aggregate of 14,250,010 shares of common stock of SWAV, representing approximately 95.0% of the 15,000,000 shares of SWAV common stock outstanding on April 26, 2010.

On September 6, 2010, SWAV’s name was changed to GBS Enterprises Incorporated. On October 14, 2010, the Company’s trading symbol on the OTC Bulletin Board was changed from SWAV to GBSX.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

About Lotus Holdings, Ltd.

Lotus is a holding company which was formed under the laws of Gibraltar for the purpose of financing merger and acquisition projects, specifically in the niche market of small or microcap companies listed on the Frankfurt Stock Exchange with complex shareholder structures and whose stock is trading below one Euro (€1.00) per share.

SPPEFs

Lotus typically finances its merger and acquisition projects through the use of Special Purpose Private Equity Funds (“SPPEFs”). Typically, SPPEFs are funded by a company’s major shareholders (the “Major Shareholders”) seeking to raise capital for projects and who fund at least 50% of the SPPEF, with the remaining portion being provided through the investment community and network of investors in Lotus. Each SPPEF is co-managed by a representative of the company’s Major Shareholders (the “Representative Secretary”) and an attorney appointed by Lotus (the “Lotus Representative”).

On February 25, 2010, a group of shareholders (the “GROUP Major Shareholders”) of GROUP Business Software AG, a German public company trading on the Frankfurt Stock Exchange under the symbol “INW” (“GROUP”), engaged Lotus to provide financial consulting and advisory services, on a non-exclusive basis, for the primary task of establishing a SPPEF. On March 12, 2010, the GROUP Major Shareholders and Lotus established and funded a SPPEF with $1,400,000, consisting of $1,000,000 from the GROUP Major Shareholders and $400,000 from a Lotus investor (collectively, the “SPPEF Members”).

In early April 2010, the SPPEF Members decided to acquire SWAV. As disclosed above, on April 26, 2010, Lotus, on behalf of the SPPEF Members, acquired an aggregate of 11,984,770 shares of SWAV common stock from the selling shareholders of SWAV for an aggregate purchase price of $370,000. The 11,984,770 shares of SWAV common stock shares represented approximately 79.9% of the 15,000,000 outstanding shares of SWAV common stock on April 26, 2010. Upon the consummation of the acquisition, the then executive officers and directors of SWAV resigned and Mr. Joerg Ott, the Chief Executive Officer of GROUP and a GROUP Major Shareholder, was appointed the Chief Executive Officer of SWAV and sole member of SWAV’s Board of Directors.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Transactions following the acquisition

On November 1, 2010, the Company repurchased an aggregate of 3,043,985 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for the 3,043,985 shares of the Company’s common stock, the Company issued to Lotus a Secured Demand Note, dated November 1, 2010 (the “First Demand Note”), for the principal amount of $300,000 bearing interest at the rate of 5% per annum. The First Demand Note was repaid in September 2011.

Effective December 30, 2010, pursuant to securities purchase agreements between the Company and six GROUP Major Shareholders, the Company purchased an aggregate of 7,115,500 shares of GROUP common stock from the six GROUP Major Shareholders in consideration for an aggregate for 3,043,985 shares of the Company’s common stock (the “December Transaction”). As a result the Company owned approximately 28.2% of the outstanding common stock of GROUP.

Reverse Merger

After the December Transaction was completed, the additional GROUP Major Shareholders decided to accept the share swap offer from the Company and to effectuate a reverse merger of GROUP and the Company. To effectuate the reverse merger, on January 5, 2011, the Company repurchased from Lotus an aggregate of 2,361,426 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for these 2,361,426 shares, the Company issued to Lotus a Secured Demand Note, dated January 5, 2011 (the “Second Demand Note”), for the principal amount of $200,000 bearing interest at the rate of 5% per annum. The Second Demand Note was repaid in November 2011.

Effective January 6, 2011, pursuant to securities purchase agreements between the Company and the remaining GROUP Major Shareholders, the Company purchased an aggregate of 5,525,735 shares of GROUP common stock from the remaining GROUP Major Shareholders in consideration for an aggregate of 2,361,426 shares of the Company’s common stock (the “January Transaction”). The 5,525,735 GROUP shares represented approximately 21.9% of the outstanding shares of common stock of GROUP. As a result of the December Transaction and January Transaction, the Company purchased an aggregate of 12,641,235 shares of GROUP from the GROUP Major Shareholders in consideration for an aggregate of 5,405,411 shares of the Company’s common stock, resulting in the Company owning approximately 50.1% of the outstanding common stock of GROUP and effectuating a reverse merger of the Company and GROUP whereby GROUP became the accounting acquirer.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Additional Acquisition

On February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP to maintain its 50.1% ownership of GROUP. On February 27, 2012, an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP. The Company purchased the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share, or approximately $619,000.

Acquisitions of Subsidiary Companies

During the fiscal year ended March 31, 2012, the Company made four business acquisitions as described below:

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $ 583,991 in debt was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. The acquisition of Pavone complements GBS's majority ownership in GROUP and the Company believes that it further strengthens their leading industry position on the IBM Lotus Platforms and expands their cloud computing technology offerings beyond the IBM Lotus market. Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide. Some of their customers include Deutsche Bundes Bank, BMW, Linde AG, Philips, British Sugar and Mahle Industries.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

GroupWare, Inc.

Effective June 1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a Florida corporation (“GroupWare”). As consideration the Company paid $250,000 and issued 250,000 shares of its common stock. The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $ 694,617 in debt was $ 2,029,617. Upon the consummation of the acquisition, the management and board of GroupWare resigned and Joerg Ott, the Company’s Chief Executive Officer and sole director, was appointed as the Chief Executive Officer and sole director of GroupWare. GroupWare is based in Lubeck, Germany with offices in St. Petersburg, Florida. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management. The Company believes that the acquisition strengthens the GBS Transformer offering, which helps bring IBM Lotus Notes client applications to the web, by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser. In addition, GroupWare provides a solution for applications that are ready to be retired. With the ePDF Server, GBS customers can convert the entire contents of IBM Lotus Notes and Domino applications to a permanent and secure archive in PDF or PDF/A format, while preserving their ability to be full-text searched and ensuring that the critical application data is accessible in the future, when needed. GBS will deliver the application archiving capabilities via its GroupLive cloud, making it possible for customers and partners to take advantage of elastic cloud computing resources to rapidly process the application contents without the need to dedicate hardware on-site for temporary or intermittent processing jobs.

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc. (IDC”), a Delaware corporation with offices in Chicago, New York, London and other key cities. Pursuant to the acquisition agreement of July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment including debt assumption of $883,005 was $4,066,000. IDC is a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC has data centers in Chicago, New York and London and other key cities. IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing. The Company believes that the acquisition of IDC provides it with the infrastructure needed to provide a comprehensive end-to-end solution for all customers regardless of their platform, and that it will prove to be especially beneficial to IBM Lotus Domino and Notes customers who finally have the same options as other platforms.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

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

Pursuant to the acquisition agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (“SYN Shares”) effective November 1, 2011 in consideration for $525,529 and agreed to issue 700,000 shares of Common Stock, subject to adjustment. Actual shares issued were 612,874. The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including debt assumed of $436,668 was $2,218,647.

Synaptris’ product portfolio improves corporate decision-making by providing real-time enterprise reporting, user defined dashboards, and comprehensive analytic capabilities for Lotus Notes / Domino and Java/.NET environments. Synaptris employs 70 people and has operations in the US, Europe, and India, with over 2,500 customers in 80 countries, including over one hundred Fortune 1000 companies.   Some of their customers include ABB, Goodyear Tire and Rubber, Standard Life Insurance, ABN Amro Bank, Dunlop, Caterpillar, Philips International BV, and Electrolux.

With the integration of the Synaptris product portfolio, we added another tier of Lotus Notes applications including reporting products, advanced dashboards, and email productivity solutions. Additionally, the Synaptris acquisition included a comprehensive search engine specialized for use with email that is faster and easier to use than other products in the market.

In addition to product synergy and additional revenue streams, we expect to derive operational synergy from this acquisition.  Synaptris’ presence in India is anticipated to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

With the exception of SD Holdings, Ltd which is valued at March 31, 2012, the assets and liabilities of these above companies represent their values as of December 31, 2011. All are included in these consolidated financial statements.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment – the development and maintenance of computer software programs and support products.

Comprehensive Income (Loss)

The Company adopted the FASB Codification topic (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments and small net actuarial losses on pension plans.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Net Income per Common Share

ASC 260, “Earnings per share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. Accordingly, although the diluted weighted average number of common stock outstanding is disclosed on the statements of operation, the calculated net loss per share is the same for both the basic and diluted as both are based on the basic weighted average of common stock outstanding. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts and other receivable, financial assets, notes payable, liabilities to banks, accounts payable, accrued liabilities and other liabilities, due to related parties and retirement benefit obligations. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date. Changes in fair value are recognized through profit and loss. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risk

We use the US dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British pound and the Indian rupee. Accordingly, some assets and liabilities are incurred in those currency and we are subject to foreign currency risks. One of the Company’s subsidiary companies, Synaptris Decisions Private Limited, uses forward currency contracts, as a hedge against currency fluctuations between the US dollar and the Indian rupee.

Derivatives

The forward currency contracts are accounted for as fair value derivatives and are shown gross, with both asset and liability recorded at fair value. At period end the change in fair value is included in net income for the period.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Goodwill and other Intangible Assets

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

The Company amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with ASC regulations. In addition, in special circumstances according to ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

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

In addition, an impairment test, whereby the appraised fair value of the invested capital of the reporting unit, is compared with the carrying (book) value of its invested capital amount, including goodwill.

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

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Revenue Recognition

Sources of Revenues:

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

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Foreign Currency Translation

The functional currency of the Company is US dollars. For financial reporting purposes, the financial statements of the subsidiary companies whose functional currency is other than US dollars were translated into US dollars using the current rate method. Assets and liabilities were translated at the exchange rates at the balance sheet dates, revenue and expenses were translated at the average exchange rates and stockholders’ equity was translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Other Provisions

According to FASB ASC 450 “Contingencies”, provisions are made whenever there is a current obligation to third parties resulting from a past event which is likely in the future to lead to an outflow of resources and of which the amount can be reliably estimated. Provisions not already resulting in an outflow of resources in the following year are recognized at their discounted settlement amount on the financial statement date. The discount taken is based on market interest rates. The settlement amount also includes the expected cost increases. Provisions are not set off against contribution claims. If the amended estimate leads to a reduction of the obligatory amount, the provision is proportionally reversed and the earnings are recognized in other operating earnings.

Deferred Taxes

Income taxes are provided in accordance with FASB Codification topic 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to provide guidance on the presentation of comprehensive income. This guidance eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluation which presentation alternative it will utilize.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, in an effort to improve comparability between US GAAP and International Financial Reporting Standards (“IFRS”) with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts or recognized assets and liabilities, offsetting amounts, and the net balance reflect4d in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of this new guidance is not expected to have an impact on the Company’s financial statements.

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

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company has exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP. Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP becomes the accounting acquirer and is deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for periods presented prior to January 6, 2011. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

The Company has based its financial reporting for the consolidation with GROUP in accordance with the FASB ASC 805-40 as it relates to reverse acquisitions. Goodwill has been measured as the excess of the fair value of the consideration effectively transferred by the Company, the acquiree, for financial reporting purposes, over the net amount of the Company’s recognized identifiable assets and liabilities.

We have recorded the acquired assets and liabilities of GBSX on the acquisition date of January 6, 2011, at their fair value and the operations of GBSX have been included in the consolidated financial statements since the acquisition date.

The assets and liabilities of GROUP, the acquirer for financial reporting purposes, are measured and recognized in the consolidated financial statements at their precombination carrying amounts in accordance with ASC 805-40-45-2(a). Therefore, the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of GROUP’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

The purpose of the acquisition was to allow GROUP easier access to American financial markets. Goodwill recognized of $8,705,528 was recorded upon consolidation and was calculated as the value of the consideration given less the value of the asset received. The resulting goodwill represents the benefit to be gained by gaining entry into American financial markets.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Fiscal year-end reporting

As noted above, GROUP is a publicly traded company on the Frankfurt Stock Exchange. It has always reported on that exchange using a December 31 year-end reporting date. The Company’s other subsidiary companies, with the exception of SD Holdings, also have December 31 year-ends. GBSX and SD Holdings have March 31 year-ends. The consolidation of these entities for financial reporting purposes for the Company’s March 31 year-end has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 3A-02 (the ‘93 day rule”). Intervening events which materially affect the financial position or results of operations have been recognized.

Note 3            SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation; in the previous year, there were eight of these subsidiaries (KUSD = 1,000’s of US Dollars).

		Stockholders'			Profit
		Equity	Percentage of		of the	Date
		as of 03.31.12	Subscribed Capital		consolidated year	of the First
	Headquarters	KUSD	KUSD	in %	KUSD	Consolidation

ebVOKUS Software GmbH	Dresden	399	54	50.1%	22	01/11/2005
GROUP Business Software (UK) Ltd.	Manchester	-1,219	23	50.1%	-217	12/31/2005
GROUP Business Software Corp.	Woodstock	-7,766	1	50.1%	-6,132	12/31/2005
GROUP LIVE N.V.	Den Haag	-3,430	134	50.1%	-1,013	12/31/2005
GROUP Technologies GmbH	Karlsruhe	70	33	50.1%	0	01/10/2005
Permessa Corporation	Waltham	-672	0	50.1%	-304	09/22/2010
Relavis Corporation	New York	-806	2	50.1%	-328	01/08/2007
GROUP Business Software AG	Eisenach	25,401	28	reverse 50.1%	-1,101	06/01/2011
Pavone AG	Paderborn	-537	1,240	100%	-39	01/04/2011
Pavone GmbH	Boeblingen	28	47	100%	18	01/04/2011
Pavone Ltd.	North Yorkshire	-65	584	100%	-14	01/04/2011
Groupware Inc.	Woodstock	-482	1	100%	0	01/06/2011
Groupware AG	Luebeck	-112	74	100%	86	01/06/2011
IDC Global, Inc.	Chicago	2,074	0	100%	194	07/25/2011
SD Holdings	Mauritius	2,844	3,372	100%	-17	09/27/2011
Synaptris Private Decisions Ltd.	Chennai	903	200	100%	48	09/27/2011
Synaptris, Inc.	San Jose	-4,364	1	100%	37	09/27/2011

A domination and profit transfer agreement was in place between GROUP Business Software AG as the dominating company and Group Technologies GmbH for the last reporting period. GROUP Business Software AG sold this Company on March 08, 2012 for a price of 49 KUSD.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

On September 2, 2011, GROUP Business Software AG acquired the outstanding 0.5% of Relavis Corporation.

Note 4            ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's acquired B.E.R.S AD for 265 (KEUR). The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value. In fiscal 2012, the proportion share of the loss was 35 KUSD (previous year: 59 KUSD.)

		Total Value
		Assets
		03.31.12	Debts	Sales Revenues	Annual Profit/Loss
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna	244	104	502	69

Note 5            CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 1,503 KUSD (previous year: 8,531 KUSD). Included in that amount are cash equivalents of 12 KUSD (previous year: 20 KUSD). 253 KUSD are in accounts that are subject to federal deposit insurance as of the financial statement date (previous year: 250 KUSD.)

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

Bad Debt of expense was 902.3 KUSD in the 2012 fiscal year for the derecognition of receivables (None in 2011 fiscal year.) The residual term of the receivables is less than one year with the exception of deposits provided as security presented under Other Financial Assets.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Note 7            PREPAID EXPENSES

Prepaid expenses in the amount of 460 KUSD (previous year: 1,423 KUSD) were primarily recorded for prepaid rent and advance on technological collaboration events.

Note 8            ASSETS HELD FOR RESALE

In fiscal 2012, the outgoing assets associated with the sale of Group Technologies GmbH, were recognized under this category in the amount of 24,107 KUSD. A breakdown of the assets included is disclosed below.

KUSD
Asset
Cash	26.5
Other receivables	0.2
Intangible assets	0.0
Accruals	-2.6

24.1

Note 9            OTHER RECEIVABLES - CURRENT

The largest individual item under other receivables represents security deposits (497 KUSD; previous year: 224 KUSD). Also included herein are derivatives used for hedging (395 KUSD), warrant sale proceeds held in escrow (250 KUSD); receivable from the sale of GEDYS IntraWare GmbH (233 KUSD) and Other (100 KUSD). The derivatives represent forward contracts entered into by a subsidiary which require them to deliver U.S. dollar (USD) and receive Indian Rupees (INR) at agreed upon forward rates. The receivables represent USD to be received at the delivery date and payables (of 409 KUSD) represent INR to be paid exchanged at the year-end rate. Contracts were entered into beginning November, 2011 to February, 2012 to be delivered by April, 2012 to October, 2012. Included in operations is an unrealized foreign exchange gain of 9,440 USD.

Note 10             PROPERTY PLANT AND EQUIPMENT

Fixed assets are measured at cost less scheduled straight-line depreciation.

Depreciation of the computer hardware listed as office equipment is distributed over a period of three to five years. The depreciation period for other office equipment is three to ten years. Office furnishings are depreciated over a period of eight to ten years. Leasehold Improvements are depreciated up to 40 years.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 03.31.2010	4,538	4,262	276
Additions	164	120
Disposals	292	226
Currency differences	84	40
Reclassifications	0	0
Updated 03.31.2011	4,494	4,196	298
Additions	4,302	3,018
Disposals	58	72
Currency differences	273	273
Reclassifications	0	0
Updated 03.31.2012	9,011	7,414	1,597

Note 11             LONG TERM FINANCIAL ASSETS

The major components of the Financial Assets include the following:

	2012	2011
Receivable from sale of GEDYS IntraWare GmbH:
Balance outstanding, payable in monthly installments of $ 20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	777	984
Current portion, included in other current receivables	233	241
	544	743
Intercompany Loan Values Jan-March 2012	1,449	0
Other long term receivables	5	95
Balance, March 31	1,998	838

Note 12             GOODWILL

Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE 2011 in kUSD	Goodwill YE 2012 in kUSD
GROUP Business Software AG	01/06/11	23,302.8	20,813.0
GROUP Business Software Corp.	12/31/05	2,177.5	2,177.5
GROUP LIVE N.V.	12/31/05	1,324.2	0.0
GROUP Business Software Ltd	12/31/05	2,765.1	2,765.1
ebVOKUS Software GmbH	10/01/05	443.6	443.6
Relavis Corporation	08/01/07	7,288.3	0.0
Permessa	09/22/10	2,387.4	2,387.4
Pavone AG	04/01/11		4,956.4
Groupware Inc.	06/01/11		994.1
IDC	07/25/11		2,994.4
SD Holding	09/27/11		2,213.1
		39,689.0	39,744.7

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

During the year ended March 31, 2012, the Company recognized 11,996.8 KUSD in impairment on amounts shown as goodwill in the 2011 fiscal year.

Note 13             SOFTWARE

Development costs

The costs of developing new software products and updating products already marketed by the Company are generally recognized as expenses in the period in which they arise. Provided they meet the conditions for capitalization as per FASB ASC 985-20-25, they are capitalized. Capitalized development costs can be attributed to the defined products. These products are technically realizable and there is a target market for them.

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

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 03.31.2010	34,143	21,114	13,029
Additions	7,862	3,916
Disposals	1,656	1,021
Currency differences	-9	-185
Reclassifications	0	0
Updated 03.31.2011	40,339	23,824	16,515
Additions	3,524	8,650
Disposals	3,945	3,588
Currency differences	-929	-1,272
Reclassifications	2,665	0
Updated 03.31.2012	41,653	27,614	14,039

Note 14             OTHER ASSETS

Re-insurance claims of 93 KUSD from life insurance (reinsurance of pension obligations) were recognized as actuarial reserves. Corresponding communications by the insurance companies form the basis for the valuation. Earnings from interest on the financial assets were recognized according to the cost of liabilities from pension obligations presented in the pension plan costs. Also included are tax credits (31 KUSD) and other deposits (122 KUSD).

Note 15             NOTES PAYABLE

This item concerns the outside capital components of the convertible bond issue of GROUP in the amount of 1,381 KUSD (previous year: 1,440 KUSD.). The outside capital component of the convertible bond is carried at amortized cost according the effective interest method in compliance with the categorization pursuant to FASB ASC 815-15. The effective interest rate used as a basis as of the financial statement date is 6.16% (previous year: 6.61%). The debt is convertible at the rate of $1.44 debt to one share. The calculated value of the conversion feature was not material.

The term of the convertible bonds ends on December 31, 2011. In January, 2012, 1,286 KUSD was converted into shares of GROUP. The balance was repaid in cash.

Note 16             LIABILITIES TO BANKS - CURRENT

Short term liabilities to bank represent an operating line of credit, bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Note 17             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,235 KUSD (previous year: 2,043 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Tax accruals

As of the financial statement date, provisions for taxation were created in the amount of 2 KUSD (previous year: 112 KUSD).

Other Accrual

Other provisions are created in the amount necessary as of the financial statement date which is necessary, according to a reasonable commercial appraisal, in order to cover future payment obligations, perceivable risks as well as uncertain liabilities of the Company. The amounts deemed to be most likely in a careful assessment of the situation are accrued.

	Status				Currency	Status
KUSD	03.31.11	Utilization	Dissolution	Increase	Differences	03.31.12

Tax provision	112	117	0	2	4	2
Salary	1,241	1,197	87	986	-1	942
Vacation	224	194	0	427	-18	439
Workers Compensation Insurance Association	15	15	0	30	-1	27
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	18	0	18	-1	17
Outstanding Invoices	889	650	182	967	-24	1,000
Annual Financial Statement Costs	205	133	23	267	-5	310
Other Provisions	66	38	30	692	19	818
Warranties	125	76	9	19	1	60
Provision for Legal Costs	36	18	3	60	-4	71
Total	2,930	2,456	334	3,576	-30	3,685

Provisions for salaries (942 KUSD; previous year: 1,241 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business year.

Vacation provisions (439 KUSD; previous year: 224 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is based on the gross salary of the individual employee plus the employer contribution to social security and the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 1,000 KUSD (previous year: 889 KUSD) was created.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Expenses for preparing the annual financial statements and the consolidated financial statements, for the auditing of the Company and consolidated financial statements were recognized at 310 KUSD (previous year: 205 KUSD.)

A provision for anticipated legal consulting was 71 KUSD (previous year: 36 KUSD) was recorded.

Other provisions for accrued items include accruals of 406 KUSD (previous year: nil) for forward contracts entered into by Synaptris Private Decisions Limited (See Note 9.) Also included in this category are gratuity obligations 67 KUSD (previous year: nil) for this subsidiary (See Note 26).

For warranty claims, a provision of 60 KUSD (previous year: 125 KUSD) was created depending on income from services.

Note 18            OTHER SHORT TERM LIABILITIES

Other short-term liabilities are comprised of the following:

	3.31.12	3.31.11
Other Short-Term Liabilities	KUSD	KUSD
Purchase Assets L911	1,094	746
Purchase Assets Fastworks	0	119
Purchase Assets Permessa	1,900	738
Purchase Assets Salesplace	0	490
Tax Liabilities	724	604
Purchase Archiving Software	324	0
Other Liabilities	195	124
	4,237	2,820

Note 19             DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,422 KUSD (previous year: 6,208 KUSD) mainly include maintenance income collected in advance for the period after the end of the fiscal year which primarily accumulated in the parent company. They are amortized on a straight-line basis over the respective contract terms.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Note 20             LIABILITIES TO BANKS – LONG TERM

Liabilities to banks (3,463 KUSD; previous year: 780 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling 4,000 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, 2,000 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and 2,000 KUSD (1,500 KEUR) is fixed at 3.5%

Note 21            OTHER LIABILITIES – LONG TERM

Other long-term liabilities are made up of unsecured liabilities connected to the purchase of assets as follows:

	3.31.12	3.31.11
Other Long-Term Liabilities	KUSD	KUSD
Purchase Assets L911	2,266	3,448
Purchase Assets Fastworks	0	507
Purchase Assets Permessa	0	1,162
Purchase Assets Salesplace	0	1,010
Purchase Shares GBS AG	633	0
Capital Lease	8	0
	2,906	6,127

Expected payments over the next 5 fiscal years stated in KUSD.

	Purchase Assets L911	Purchase Assets Permessa	Purchase Shares GBS AG

Interest	4.50%	0.00%	4.50%

Expiration date
2012	1,094	1,900
2013
2014
Converted into Shares 2012	2,266		633
Thereafter
Total	3,360	1,900	633

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Note 22            COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $001. No preferred shares have been issued. As at March 31, 2012, there were 28,211,664 shares of common stock issued. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

In April, 2011, the Company completed a private placement offering whereby it raised $7,555,000 gross proceeds through the sale of 6,044,000 units at $1.25 per unit. Each unit represented one share of common stock and one warrant. The warrant allows the holder to purchase one share of common stock of the Company from the date of the grant until the third anniversary of the date of the grant for a purchase price of $1.50 per share. The net proceeds of this offering were $6,839,327.25.

During the year ending March 31 2012, 2,925,000 of the warrants referred to above were exercised for gross proceeds of $3,487,500.

Other changes in common stock are disclosed in Note 28, Supplementary Cash Flow Disclosures.

Warrants and Options

The Company has issued warrants to outside consultants in payments for services provided as detailed in the following schedule. The warrants are issued as “cashless” warrants and all have a three-year term with the exception of the Ventana Capital Partners’ warrant which has a 30 month term. Each warrant is exercisable into one share of common stock. The warrants have been valued using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below. The valuation of the warrants issued in the year ending March 31, 2011 is for disclosure purposes only as the charge is related to the cost of issuing the shares and there is no impact to the financial statements. The warrants issued on April 1, 2011, whose value was determined to be $34,000, was included as compensation expense and credited to additional paid in capital in fiscal 2012. There are no stock options issued by the Company to employees or other parties.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Black Scholes assumptions for warrants issued were as follows:

For the year ending March 31, 2011 -		For the year ending March 31, 2012 -

Volatility -	65.0% - 77.2%	77.1%

Risk free interest rate -	0.74% - 1.19%	1.19%

Expected life -	2.5 - 3 years	3 years

Dividend rate -	Nil	Nil

Summary of Warrants Issued:
Outside Consultants	Grant Size	Strike Price	Val. Date	Stock Value at Val. Date	Warrant Value at Val. Date
Ventana Capital Partners	2,000,000	$4.00	10/1/2010	$0.03	$0.00
Frank J. Rena	117,880	$1.50	3/14/2011	$0.91	$0.34
Garwood Securities, LLC	117,880	$1.50	3/14/2011	$0.91	$0.34
Jackson E. Spears	421,520	$1.50	3/14/2011	$0.91	$0.34
William Gregozeski	50,000	$1.50	3/14/2011	$0.91	$0.34
Frank J. Rena	3,000	$1.50	3/14/2011	$0.91	$0.34
Garwood Securities, LLC	2,400	$1.50	3/14/2011	$0.91	$0.34
Jackson E. Spears	9,600	$1.50	3/14/2011	$0.91	$0.34
Ronald J. Everett	100,000	$1.50	4/1/2011	$0.91	$0.34

Common Stock Warrants	Common	Valuation	Fair Value Per	Warrants
Issued to Outside Consultants	Shares	Date	Warrant	Fair Value

Common Stock Warrants issued on October 1, 2010	2,000,000	10/1/2010	$0.00	$0

Common Stock Warrants issued on March 14, 2011	707,280	3/14/2011	$0.34	$240,475

Common Stock Warrants Granted on March 24, 2011	15,000	3/24/2011	$0.34	$5,100

Common Stock Warrants Granted on April 1, 2011	100,000	4/1/2011	$0.34	$34,000

Total Warrants' Fair Value				$279,575

None of these warrants have been exercised.

As noted above, through a private placement, the Company issued 6,044,000 warrants which allowed the holder to purchase one share of common stock of the Company from the date of the grant until the third anniversary of the date of the grant for a purchase price of $1.50 per share. During the year 2,925,000 warrants were exercised, leaving a balance of 3,199,000 that expire in March, 2014. A recap of the warrants outstanding as at March 31, 2012 is as follows:

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Number of
Warrants	Exercise price	Expiration date

2,000,000	$4.00	6/1/2013

707,280	$1.50	3/14/2014

15,000	$1.50	3/24/2014

3,199,000	$1.50	3/31/2014

100,000	$1.50	4/1/2014

The weighted average exercise price at March 31, 2011 was $2.07

The weighted average exercise price at March 31, 2012 was $2.32

Note 23            REVENUE ALLOCATION

Gross revenue may be broken down by the following products:

	3.31.12	3.31.11
Sales Revenues	KUSD	KUSD

Licenses	5,327	4,981
Maintenance	11,851	9,616
Partner Contribution	0	21
Service	8,675	5,243
Third-Party Products	2,302	3,062
LND Third-Party Products	3,607	4,610
Others	180	173

	31,942	27,707

Revenues by geographic area for the year ended March 31, 2012 and 2011 are as follows:

Sales Revenues	3.31.12	3.31.11
by geographic area	KUSD	KUSD

US	9,359	7,768
Germany	20,624	19,213
United Kingdom	1,110	726
Others	849	-

	31,942	27,707

Long-lived assets by geographic area, which primarily include property plant and equipment as at March 31, 2012 and 2011, are as follows:

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Long-lived assets	3.31.12	3.31.11
by geographic area	KUSD	KUSD

US	1,284	71
Germany	292	224
United Kingdom	3	3
Others	19	-

	1,597	298

Note 24             OTHER INCOME/EXPENSE

Other expense of 15,910 KUSD (Other Income previous year: 2,394 KUSD). Other Expenses includes 11,997 KUSD of Goodwill impairment; 902 KUSD of bad debt provision; miscellaneous income of 193 KUSD and 3,204 KUSD of additional expense, primarily write-off of intangibles.

Note 25             RELATED PARTY TRANSACTIONS AND BALANCES

Related parties basically refer to the Board of Directors, Supervisory Board, stockholders and associated companies.

Business transactions between the companies and its subsidiaries which are also considered to be related companies were eliminated through the consolidation and are not reflected within these footnotes to the consolidated statements.

Remuneration of the management occupying key positions in the Corporation subject to disclosure includes the remuneration of the Board of Directors and that of the Supervisory Board. With regard to their remuneration, please see Section VIII.

In addition, the following transactions took place in the fiscal year:

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

	Related		Amount in
Company	Party	Transaction	KUSD	Comment

GROUP Business Software AG	Joerg Ott	Rental Agreement as Landlord and Owner of Hospitalstraße 6, 99817 Eisenach	45	Rental Expenses 2011
			45	Rental Expenses 2012
			23	Rental Expenses 2013

GROUP Business Software AG	vbv (US) LLC	Remuneration Board of Directors	183	Expense in 2012
GROUP Business Software Corp AG			891	Expense in 2011

GBS Enterprises Incorporated	vbv (US) LLC	Remuneration Board of Directors	480	Expense in 2012

GBS Enterprises Incorporated	Lotus Holdings Ltd.	Interest on demand note	23	Expense in 2012
			8	Expense in 2011

The following related party balances existed as at March 31, 2012 (830 in 2011):

	KUSD	KUSD
	2012	2011
Due to a director and shareholder, unsecured demand note payable, bearing interest at 5%		152

Due to a related company, bearing interest at 5%		678
Due to a related company, convertible promissory note bearing interest at EONIA + 4.5%, due June 30, 2012 convertible in full at $1.15 per share	500

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

NOTE 26            PENSION PLAN OBLIGATIONS

The Company maintains three retirement plans described as follows:

1. GROUP Business Software AG - A non-contributory defined benefit pension plan (“Qualified Plans”) is maintained by GROUP Business Software AG. The Qualified Plans provide retirement benefits for certain employees meeting certain age and service requirements. Benefits for the Qualified Plans are funded from assets held in the plans’ trusts.

Benefit Obligations and Funded Status

The following table presents the status of GROUP AG’s pension plan. The benefit obligation for pension plans represents the projected benefit obligation. GROUP AG’s benefit obligations and plan assets are measured each year as of March 31.

	Pension Benefits in KUSD
	2012	2011

Change in benefit obligation:
Benefit Obligation at beginning of year	154	140
Service cost	0	0
Interest cost	8	8
Actuarial loss (gain)	-7	7
Curtailment (gain) loss	0	0
Plan amendments	0	0
Foreign exchange rate changes	-6	0
Benefits paid	0	0
Benefit Obligation at end of year	150	154
Change in plan assets:
Fair value of plan assets at beginning of year	93	90
Actual return on plan assets	4	2
Employer contributions	0	0
Participant contributions	0	0
Benefits paid	0	0
Foreign exchange rate changes	-4	1
Fair value of plan assets at end of year	93	93
Benefit Obligation at end of year	57	61

	Pension Benefits in KUSD
	2012	2011

Amounts recognized in the Balance Sheet
Noncurrent asset	93	93
Current liabilities	-150	-154
Net	-57	-61
Amounts recognized in other accumulated comprehensive earnings
Net actuarial loss (gain)	-2	16
Prior service cost (credit)		0
Total net periodic benefit cost	-2	16

The following table presents the components of net periodic benefit cost and other comprehensive earnings for Group AG’s pension plan.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

	Pension Benefits in KUSD
	2012	2011

Net periodic benefit cost:
Service cost	0	0
Interest cost	8	8
Recognition of net actuarial loss (gain)	-4	7
Recognition of prior service cost		0
Total net periodic benefit cost	4	14
Other comprehensive earnings:
Actuarial (gain) loss arising in current year	-6	2
Prior service costs (credit) arising in current year	0	0
Recognition of net actuarial loss (gain)	0	0
Recognition of prior service cost	0	0
Benefit Obligation at end of year	-6	2
Total recognized	-2	16

Assumptions:

The following table presents the weighted average actuarial assumptions that were used to determine benefit obligations and net periodic benefit costs for both pension plans.

	Pension Benefits
	2012	2011
Assumption to determine benefit obligations:
Discount rate	5.9- 7%	5.7-7%
Rate of compensation increase	1%	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	6.0%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

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

Rate of compensation increase — the expected DBO for end of 2012/ 2013 is estimated to increase from $ 150 KUSD in 2011/ 2012 to $ 172 KUSD. The expected increase of the assets is estimated end of 2012/ 2013 by $ 5 KUSD

Expected return on plan assets — the expected rate of return on plan assets was determined by evaluating input from external consultants and economists as well as long-term inflation assumptions. The Company expects the long-term asset allocation to approximate the targeted allocation. Therefore, the expected long-term rate of return on plan assets is based on the target allocation of investment types in such assets. See plan assets discussion below for more information on GROUP AG’s target allocations.

Pension Plan Assets

GROUP AG’s overall investment objective for its pension plans’ is to eliminate further risks. Therefore, all permitted benefits are reinsurance. In total, the benefits from the permitted pension correspond to the benefits of the reinsurances which have been signed for these pension promises.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

2. Synaptris Decisions Private Limited includes gratuity obligations representing a government mandated obligation to provide employees with 15 days of wages for every year worked. Obligations are paid when the employee retires or resigns from the company and payable only if employees serve at least five years of employment with the Company.

Details of the provision for gratuity which is included within Accrued Liabilities:

Description	2012
Defined benefit obligation	67,302
Fair value of plan assets	-
Less: Unrecognized past service cost	-
Plan Liability (adjusted from operating revenue/retained earnings)	67,302

Changes in present value of the defined benefit obligation are as follows:

Description	2012
Defined benefit obligation as at April 1	71,906
Interest cost	3,635
Current service cost	14,920
Benefits paid	(29,760)
Actuarial (gain) loss on obligation	6,599
Defined benefit obligation as at March 31	67,301

No fund is created for payment of gratuity and leave wages and the Company would pay the same amount out of its own funds as and when the same becomes payable.

Employee benefits towards compensated absences recognized in the profit and loss accounts are as follows:

Description	2012
Current service cost	14,920
Interest cost	3,635

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

3. GBS Corporation maintains a defined contribution 401(k) plan (“Qualified Plans”) for the benefit of the employees of GBS Corporation and Permessa Corporation. Contributions are made at the discretion of the participating employees. No obligation exists for employer contributions.

Note 27             DEFERRED INCOME TAXES

As a result of the change in the majority ownership of GROUP Business Software in 2011 and based on the current legal situation, management has determined it is more likely than not that the tax losses carried forward will not be available as a deduction to determine taxable income. Therefore, the deferred tax assets from the losses carried forward for GROUP Business Software AG in an amount of 3,691 KUSD were written off in the fiscal year ended March 31, 2011 and included in income tax expense.

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

March 31	2012	2011
Statutory rate	23.0% - 34.0%	23.0% - 34.0%
Consolidated earnings before taxes	(26,539,925)	(354,215)

Expected income taxes recovery at the statutory rate	(7,986,340)	(118,198)
Effect of change in tax rate	593	-72
Permanent differences	533	-348
Temporary differences	66	208
Price allocation from consolidation	2,798	173
Change in deferred income tax asset	889	3,349
Valuation allowance	561	91
Income tax expense (recovery) recognized	-2,546	3,283

Income tax expense (recovery) is comprimised of:
Current	43	41
Future	-2,589	3,243

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

The following schedule reflects a summary of the basic components of the Deferred Tax Liability as presented in the Company’s Consolidated Balance Sheet.

	USD	USD
March 31	2012	2011

Intangible assets	-732	64
Non-capital losses available for future periods	4,197	588
Price allocation from consolidation	-154	-251
Intangible assets - opening balance adjustment (acquisition of IDC)	0	-98
	3,310	304
Valuation allowance	-561	-143
	2,749	160

The balances have been disclosed as follows:

	USD	USD
March 31	2012	2011

Short term assets	0	0
Long term assets	3,945	1,136
Long term liability	-1,196	-976
	2,749	160

The Company also has incurred losses for income tax purposes of approximately 16,362 KUSD which may be applied in future years to reduce taxable income. The ability to apply this loss expires starting in 2015.

Note 28            SUPPLEMENTAL CASH FLOW DISCLOSURES

	2012	2011
	USD	USD
Cash paid for
Interest paid	170,222	471,282
Taxes paid (recovered)	56,939	40,552

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

The significant non-cash transactions for the year ended March 31, 2012 and 2011 were as follows:

a.	On May 10, 2010, the Company purchased Fastworks Assets for 1,305 KUSD. The Company paid 502 KUSD upon signing and financed the balance. The balance is disclosed in Notes 18 & 21, Other Liabilities.

b.	On September 17, 2010, the Company purchased Permessa Assets for 3,079 KUSD. The Company paid 535 KUSD upon signing and financed the balance. The balance is disclosed in Notes 19 & 23, Other Liabilities

c.	On September 22, 2010, the Company purchased Salesplace Assets for 3,341 KUSD. The Company paid 1,332 KUSD upon signing and financed the balance. The balance is disclosed in Note 19 & 23, Other Liabilities.

d.	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.

e.	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.

f.	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.

g.	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.

h.	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

Note 29            COMMITMENTS

The Company has the following commitments as at March 31, 2012:

	1 Year	Over 1 year	Total
Other Financial Obligations	USD	USD	USD

Liabilities from Rental Agreements	2,126,407.36	4,813,904.84	6,940,312.20
Previous Year	1,741,048.08	6,058,332.46	7,799,380.54

Liabilities from Vehicle Lease Agreements	217,898.39	188,182.00	406,080.39
Previous Year	249,540.72	369,437.30	618,978.02

Liabilities from other Lease Agreements	220,809.89	114,510.90	335,320.80
Previous Year	255,540.79	144,058.46	399,599.26

Lease agreement - subsequent to year end	135,733.00	359,262.00	494,995.00

Current Year ended March 31, 2012	2,565,115.65	5,116,597.74	7,681,713.39
Previous Year ended March 31, 2011	2,246,129.60	6,571,828.23	8,817,957.82

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

Note 30            SUBSEQUENT EVENTS

The Company adheres to the 93 day rule with respect to its subsidiaries that have a year end of December 31.

The following events happened after December 31, 2011 but before March 31, 2012:

Permessa Corporation

On January 1, 2012, Group Business Software Corporation (Buyer) entered into an acquisition agreement with subsidiary Permessa Corporation (Seller) to purchase, all assets of Seller’ business for 600 KUSD. A reduction in the payable from Seller to Buyer financed this transaction.

Notes Payable of GROUP Business Software AG

In January, 2012, 1,286 KUSD was converted into shares of GROUP. The balance was repaid in cash.

Group Technologies GmbH

On March 8, 2012, GROUP Business Software AG sold this company for 49 KUSD. At December 31, 2011 24.1 KUSD were classified as assets held for sale. The resulting gain of 24.9 KUSD will be included in income in the next quarter.

The following events happened after March 31, 2012:

SD Holdings, Ltd.

Effective June 1, 2012, Synaptris Private Decsions, Ltd. (subsidiary of SD Holdings, Ltd.) entered into a transfer agreement and is now operating as GBS India Private, Ltd. The Company sold Synaptris, Inc. (subsidiary of SD Holdings, Ltd.) for a royalty fee of 380.4 KUSD. In addition, a variable revenue based on earn out has been agreed upon with the buyer.

Annual Report

GBS Enterprises Incorporated

as of March 31, 2012

GBS Enterprises, Inc. - Notes Payable

On April 28, 2012, $ 632,500 in notes payable to related parties were converted into 550,000 common shares.

On April 30, 2012, $ 632,500 in notes payable to related parties were converted into 550,000 common shares.

Capital Stock

On May 15, 2012 30,000 warrants were exercised into 30,000 common shares.

Note 31            COMPARATIVE STATEMENTS

In certain circumstances, the classification of accounts previously presented in 2011 has been changed to conform with the presentation used in 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Under the supervision and with the participation of our principal executive officer, the audit committee, the audit team, our principal financial officer and our management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

As reported by the Company in Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Commission on March 23, 2012, the Company’s then Principal Executive Officer and Principal Financial and Accounting Officer had determined that the following material weaknesses existed in the Company’s internal control over financial reporting:

•	LACK OF SEGREGATION OF DUTUES OF INTERNAL ACCOUNTING AND SEC REPORTING DEPARTMENTS.

•	LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS. We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
•	LIMITED KNOWLEDGE OF U.S. GAAP BY THE COMPANY’S BOARD OF DIRECTORS AND ACCOUNTING AND REPORTING DEPARTMENTS. Our current Board of Directors, as of March 31, 2011, had one director, Joerg Ott, who also serves as the Chief Executive Officer of the Company. Mr. Ott has limited knowledge of U.S. GAAP, and the Certifying Officers believe that this limited knowledge constitutes a material weakness of the Company’s internal controls over financial reporting. The Company’s internal accounting and reporting departments also have limited knowledge of U.S. GAAP, which the Certifying Officers also believe, constitutes a material weakness of the Company’s internal control over financial reporting.

To cure the above-referenced material weaknesses, in the fourth quarter of 2012, the Company created a position within the Company’s accounting and finance team to segregate duties consistent with its control objectives and increased its personnel resources and technical accounting expertise within the accounting function. Also, as discussed below and elsewhere in this Annual Report, on March 1, 2012, the Company’s Board of Directors increased the size of the board from two to seven members and appointed five independent directors. The Board also established a standing Audit Committee comprised of a majority of independent directors, one of whom, John A. Moore, Jr., has been deemed to be an audit committee financial expert, as defined under Item 407(d)(5)(ii) of Regulation S-K due to his experience, including his knowledge of GAAP.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

New Chief Financial Officer:

As previously reported by the Company on a Current Report on Form 8-K filed by the Company with the Commission on February 28, 2012, on February 24, 2012, the Board of Directors of the Company appointed Markus R. Ernst as the Company’s Chief Financial Officer (Principal Financial and Accounting Officer), effective February 24, 2012. Mr. Ernst replaced Ronald J. Everett who had been serving as the Company’s Chief Financial Officer since August 2, 2010. Mr. Everett resigned as Chief Financial Officer on February 24, 2012. Mr. Ernst has extensive experience and managing financial operations for publicly traded companies since 2000. He also has extensive knowledge regarding various accounting practices and compliance requirements especially in the United States, Germany and the European Union. Due to the fact that the Company and its subsidiaries are traded in the United States and in Germany, we rely heavily on this expertise.

New Board Members:

As also previously reported by the Company on a Current Report on Form 8-K filed by the Company with the Commission on March 6, 2012, on March 1, 2012, the Company’s Board of Directors increased the size of the Board from two (2) to seven (7) members and appointed Messrs. David M. Darsch, John A. Moore, Jr., Mohammad A. Shihadah, Stephen D. Baksa and Woody A. Allen (collectively, the “New Directors”) to fill the five (5) vacancies created thereby until the next annual meeting of stockholders of the Company or until his respective successor is elected and qualified.

Independent Directors:

The Board has determined that each of the New Directors qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

Audit Committee:

On March 1, 2012, the Board established a standing Audit Committee comprised of three directors, John A. Moore, Jr. and Woody A. Allen, and Gary MacDonald. As disclosed above, Mr. Moore and Mr. Allen are each deemed to be “independent.” As previously disclosed by the Company, Mr. MacDonald was elected as a member of the Board on December 2, 2011. Mr. MacDonald also serves as an executive officer of the Company and its 50.1% subsidiary, GROUP Software AG, a German publicly-traded company, and therefore, does not qualify as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act or Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

On March 1, 2012, Mr. Moore was also appointed the Chairman of the Audit Committee and unanimously designated as the audit committee “financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K due to Mr. Moore’s experience as reflected in his business experience summarized in this 10-K under Part II, Item 10.

The Audit Committee assists the Board in fulfilling its responsibility to oversee the conduct and integrity of the Company’s financial reports, internal controls and compliance with legal and regulatory requirements, with ultimate authority to: (i) select, appoint, dismiss, oversee the compensation of and oversee the Company’s independent auditors; (ii) preapprove all auditing and non-auditing services to be provided by the independent auditors (other than non-auditing services that are de minimis); (iii) oversee the independence and qualification of the Company’s independent auditors; (iv) oversee the performance of the Company’s internal audit functions; and (v) prepare any reports of the Committee that are required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

The Company believes that the appointment of the New Directors, each of whom qualifies as an “independent director” (as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules), as well as the establishment of a standing Audit Committee comprised of a majority of independent directors, one of whom who has been appointed an “audit committee financial expert” (as defined by Item 407(d)(5)(ii) of Regulation S-K) corrected the material weaknesses which had existed prior to March 1, 2012 and as disclosed in the Company’s Form 10-K, as amended, for the fiscal year ended March 31, 2011. Also in the fourth quarter of 2012, the Company created a position within the Company’s accounting and finance team to segregate duties consistent with its control objectives and increased its personnel resources and technical accounting expertise within the accounting function

Management and the Company’s Board of Directors will continue to monitor and evaluate the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Other than the foregoing, there were no other changes in internal control over financial reporting during the fourth quarter ended March 31, 2012.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On April 26, 2010, Joerg Ott was appointed to serve as the sole director of the Company and to serve as the Chief Executive Officer of the Company.

On April 30, 2010, the Company retained the services of Gary D. MacDonald as the Company’s Executive Vice President and Chief Corporate Development Officer. On December 2, 2011, Mr. Ott, in his capacity as the then sole director of the Board of Directors, increased the size of the Board to two persons and appointed Mr. MacDonald as a member of the Board of Directors.

Pursuant to a written consent in lieu of a meeting of the Board of Directors the Company, as permitted under the Nevada Revised Statutes and the Bylaws of the Company, on March 1, 2012, the Board unanimously voted to increase the size of the Board from two to seven members and appointed David M. Darsch, John A. Moore, Jr., Mohammad Shihadah, Stephen D. Baksa and Woody A Allen (each, a “New Director” or “Independent Director” and collectively, the “New Directors” or “Independent Directors”) to fill the five vacancies created thereby until the next annual meeting of stockholders of the Company or until his respective successor is elected and qualified.

The Board has determined that each New Director qualifies as an “Independent Director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

On July 11, 2012, Joerg Ott resigned as the Chief Executive Officer (principal executive officer) of the Company, effective immediately.  Mr. Ott will continue in his capacity as the Chairman of the Company’s Board of Directors and as the Chief Executive Officer of GROUP.  On July 11, 2012, the Board of Directors of the Company appointed Gary D. MacDonald as the Managing Director of Worldwide Operations and Interim Chief Executive Officer (principal executive officer) of the Company.

Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. Executive Officers serve at the pleasure of the Board and may be removed with or without cause at any time, subject to contractual obligations between the executive officer and the Company, if any.

The table below sets forth the names, title and ages of our executive officers and directors. If applicable, the table also sets forth the date when a director commenced serving on the Company’s Board of Directors.

Name:	Position Held with the Company:	Age:	Director Since:
Joerg Ott	Chairman of the Board	47	April 26, 2010

Gary D. MacDonald	Interim Chief Executive Officer, Managing Director of Worldwide Operations, Executive VP, Chief Corporate Development Officer and Director (Principal Executive Officer)	58	December 2, 2011

Markus R. Ernst	Chief Financial Officer (Principal Financial and Accounting Officer)	44	—

David M. Darsch	Independent Director	55	March 1, 2012

John A. Moore, Jr.	Independent Director	59	March 1, 2012

Mohammad A. Shihadah	Independent Director	59	March 1, 2012

Stephen D. Baksa	Independent Director	66	March 1, 2012

Woody A. Allen	Independent Director	65	March 1, 2012

Business Experience:

Joerg Ott, Chairman of the Board of Directors

Since April 26, 2010, Mr. Ott has been serving as the Company’s Chairman of the Board. From April 26, 2010 to July 11, 2012, Mr. Ott served as the Company’s Chief Executive Officer. Since April 2002, Joerg has also been serving as the Chief Executive Officer of GROUP Business Software AG, (a 50.1% subsidiary of the Company). GROUP Business Software AG has been trading at Frankfurt Stock Exchange since early 2000. From December 2000 to October 2002, Joerg was the Chief Executive Officer of Senator AG, a software company specializing in machine translation software. From October 1998 to December 2000, Joerg was the founding General Manager of Global Words GmbH, a technology and services company focusing on multi-lingual telephone based conference service. In 1997, Joerg founded OUTPUT! GmbH, a German based sales training company. Mr. Ott earned his MBA from University of Passau, Germany, focusing on Operations Research and Finance. He is also a Harvard Business School alumnus, graduated in 2009.

Key Attributes, Experience and Skills: Mr. Ott brings his strategic vision for our Company to the Board together with his leadership, business experience and investor relations skills. Mr. Ott has an immense knowledge of our Company, GROUP and other subsidiaries which is beneficial to the Board. Mr. Ott’s service as Chairman bridges a critical gap between the Company’s management and the Board, enabling the Board to benefit from management’s perspective on the Company’s business while the Board performs its oversight function.

Gary D. MacDonald, Interim CEO, Managing Director of Worldwide Operations, Executive Vice President and Chief Corporate Development Officer and Director

Since July 11, 2012, Gary D. MacDonald has been serving as the Interim CEO and Managing Director of Worldwide Operations of the Company. Since April 30, 2010, Mr. MacDonald has also been serving as the Executive Vice President and Chief Corporate Development Officer of the Company.  From September 2005 to February 2008, Mr. MacDonald served as the Chief Operating Officer of GROUP. Since February 2008, Mr. MacDonald has been serving as the Chief Corporate Development Officer of GROUP.  From November 2003 to August 2005, Mr. MacDonald served as the Vice President, Corporate Development and Government Relations Officer at Raydiance, Inc., a privately held research company.  From August 1994 to September 2003, Mr. MacDonald served as the Senior Vice President of Sales and Marketing at Kingston Technology Company, a privately held company in the computer hardware industry.  From October 1991 to August 1994, Mr. MacDonald served as the Vice President and Principal of Impediment Incorporated, a privately held company in the computer hardware industry.

Key Attributes, Experience and Skills: Mr. MacDonald brings his invaluable executive experience at GROUP and the Company to the Board, as well as his leadership, operational and investor relations skills. Mr. MacDonald has an immense knowledge of our Company, GROUP and other subsidiaries which enables the Board to benefit from management’s perspective on the Company’s business while the Board performs its oversight function.

Markus R. Ernst, Chief Financial Officer

Markus R. Ernst was appointed as the Chief Financial Officer (CFO) of the Company on February 24, 2012. Mr. Ernst has 20 years of experience in the financial sector of several industries in public and private companies. He has extensive knowledge in both national and international finance and mergers and acquisitions. Since July 201, Mr. Ernst has been serving as a professional consultant to the Management Board of GROUP Business Software AG, a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW” and which is a 50.1% owned subsidiary of the Company (GROUP”). From August 2000 to June 2011, Mr. Ernst served as the Chief Financial Officer of GROUP. In November 1995, Mr. Ernst worked as a Financial Analyst in corporate management for Gesellschaft für Zahlungssysteme GmbH (GZS”), a privately held banking transaction processing company that now belongs to First Data Corp. (NYSE: FDC). As a senior executive and Head of Corporate Control for GZS, he was responsible for corporate planning and control. From October 1994 to October 1995, Mr. Ernst worked as a Head of Financial Operations for Seagram Germany, a subsidiary of Seagram Company Ltd., Montreal, Canada. From September 1992 to June 1994, Mr. Ernst worked as a Financial Analyst for IBM in Mainz, Germany and San Jose, California. Mr. Ernst has long time management experience in accounting, budgeting, board presentations, cash management, claims processing, financing, investments, information systems, regulatory relations and strategic planning. In October 1994, Mr. Ernst earned a Master’s Degree in International Management and Industrial Engineering at the University of Applied Science located in Mannheim, Germany and at the University of Applied Science in Ludwigshafen, Germany.

Key Attributes, Experience and Skills: Mr. Ernst has extensive experience and managing financial operations for publicly traded companies since 2000. He also has extensive knowledge regarding various accounting practices and compliance requirements especially in the United States, Germany and the European Union. Due to the fact that the Company and its subsidiaries are traded in the United States and in Germany, we rely heavily on this expertise.

David M. Darsch - Independent Director

Mr. Darsch has more than 30 years of experience as an entrepreneur and managing executive of technology companies. With a strong trans-Atlantic and pan-European focus, Dave has active clients in both the US and Europe. He mentors entrepreneurs and helps them develop business plans that accelerate revenue growth and/or external infusion of capital. Mr. Darsch has been involved in more than ten transactions involving the purchase, sale, merger, or infusion of capital into companies.

In 2005, Mr. Darsch founded the pan-European CEO Collaborative Forum (“CEO-CF”) and has been serving as its President since its founding. CEO-CF is an exclusive consortium of high-performing CEO peer groups from high growth companies across the European Union. It provides expert help, peer group collaboration, and coaching for CEOs of European-based companies with pan-European, trans-Atlantic, and trans-Asian market strategies. Current membership and alumni comprises approximately 200 CEOs from over 28 different nationalities and cultures, each sharing the common goal of scaling their companies to significant stakeholder valuation.

In 1979, Mr. Darsch founded and served as CEO of Data Management Design, Inc. a privately held software development company located in Washington, DC, until a systems integrator acquired the company in 1996. During his tenure, the company was recognized as one of the Inc. 500 fastest growing US companies.

David has a B.S. in international finance from University of Massachusetts. He has also been a guest lecturer at the MBA level, Dave has provided instruction at many European universities, including INSEAD University in Fontainebleau, France, London School of Business, England, IESE Business School in Barcelona, Spain, University of Chicago, USA, and ESADE University in Barcelona, Spain. He has also presented at the Europe’s 500 Conference and taught courses on entrepreneurship for the European Commission, BBVA, and Terra Lycos in Spain.

Key Attributes, Experience and Skills: Mr. Darsch brings to the Board his vast entrepreneurial and managerial experience Board as exemplified by his role with CEO-CF as well as his keen knowledge of the software development industry and ability to advise the Company in achieving substantial growth as exemplified by his transactional experience and role as CEO of Data Management Design, Inc.

John A. Moore, Jr. - Independent Director

Mr. Moore has more than 30 years’ experience in private and public company management for information technology firms. From April 1997 to June 2003, Mr. Moore served as the Executive Vice President and Chief Financial Officer of ManTech International Corporation (NASDAQ: MANT) and was directly involved in taking ManTech public in 2002 as well as facilitating a secondary offering. ManTech International is engaged in providing innovative technologies and solutions for mission-critical national security programs for the intelligence community. Since April 27, 2006, Mr. Moore has been serving as a member of the Board of Directors of Horne International, Inc. (OTCBB: HNIN) and Chairman of its Board’s audit and compensation committees. Horne International is an engineering services company engaged in providing integrated, systems approach based solutions to the energy and environmental sectors to both commercial customers and to the U.S. federal government.

From April 2005 to September 2011, Mr. Moore served as a member of the Board of Directors of Paradigm Holdings, Inc. (OTC Pink Sheets: PDHO), a public company engaged in cyber security and information technology services. From 2006 to 2011, Mr. Moore served as the Chairman of the Board of Directors of MOJO Financial Services, Inc., a privately held financial services company. From 2005 to 2007, Mr. Moore served as a member of the Board of Directors of Global Secure Corporation, a privately held information technology services company. From 1994 to 2003, Mr. Moore served on the Board of Directors of ManTech International Corporation. From 1997 to 2003, Mr. Moore served on the Board of Directors of GSE Systems Inc. (AMEX: GVP), a public company engaged in simulation technology services. From 2003 to 2009 Mr. Moore served as a member of the Board of Visitors for the University of Maryland’s Smith School of Business. Mr. Moore earned an MBA from the University of Maryland in 1979 and a B.S. Degree in accounting from LaSalle University located in Philadelphia, PA in 1974.

Key Attributes, Experience and Skills: Mr. Moore brings to the Board his extensive experience in strategic planning, financial management, corporate compliance, proposal preparation and pricing and SEC reporting obtained through his prior experiences as a member of the Board of Directors of several publicly traded companies.

Mohammad A. Shihadah - Independent Director

In 1990, Mr. Shihadah founded Applications Technology, Inc. (AppTek). AppTek, headquartered in McLean, Virginia, is a U.S. company specializing in software development for human language technology (HLT). In November 2011, AppTek was acquired by Science Applications International Corporation (SAIC). Since February 2002, Mr. Shihadah has been serving as a member of the Board of Directors of Ignite Media Solutions, a privately held company engaged in providing pay-per-performance based integrated multi-channel solutions.

Mr. Shihadah serves as a member of the Board of Directors of Net2Voice, Inc., a privately held company engaged in the development of multilingual voice-enabled solutions for the Internet and telephone. Mr. Shihadah is also an observer on the Board of Directors of Pixelligent, a privately held entity engaged in nanotechnology.

Mr. Shihadah is currently the Managing Director of Bridge Holdings, an investment fund directed for technology startup companies. Mr. Shihadah earned a Master’s degree in 1991 from the University of Oregon in Computer Information Science, and a holds a B.S. Degree in Mathematics from Portland State University.

Key Attributes, Experience and Skills: Mr. Shihadah brings to the Board his broad experience in technology companies incubations, establishing the vision, planning and managing the execution of business plans, meeting growth goals and objective, creating value for shareholders and employees, and achieving a successful exit. Mr. Shihadah has 20 years of experience in the field of software design and development, project/program management, and technical consulting.

Stephen D. Baksa - Independent Director

Since November 1, 2011, Mr. Baksa has been serving as a director of Single Touch Systems, Inc. (OTCBB: SITO), a public company engaged in providing innovative mobile media solutions to retailers, advertisers and brands. Mr. Baksa was a General Partner at the Vertical Group from 1989 through 2010, a private equity and venture capital firm focused on the fields of medical technology and biotechnology. He is currently employed at the Vertical Group as an advisor/consultant. For more than 30 years, The Vertical Group has been an early stage investor and major shareholder of some of the medical technology industry’s most successful companies. Before Mr. Baksa joined The Vertical Group, he was co-founder of Paddington Partners, a firm engaged in special situation investing focused on public health care equities. Mr. Baksa holds an M.B.A. from The Rutgers School of Business (1969) and a B.A. in Economics from Gettysburg College (1967).

Key Attributes, Experience and Skills: Mr. Baksa brings to the Board his operating and management expertise and entrepreneurial and financial acumen gained through his directorship of a public company as well as being a the General Partner at a private equity and venture capital firm.

Woody A. Allen - Independent Director

Mr. Allen is a business strategist, coach and mentor to companies in the United States and Europe. He has more than 35 years’ experience as a C-level executive, including roles as President, Executive Vice President, Chief Financial Officer and Chairman of the Board for publicly traded companies. He has extensive boardroom experience, having served on the Boards of Directors of numerous companies in a wide variety of businesses, ranging from radio broadcasting to semiconductor equipment manufacturing. In1992, Mr. Allen founded Allen Management Services, a privately held company which offers financial guidance, and leadership and executive training, to mid and high level executives of small to medium sized businesses, and has been serving as its President since its founding. Since 2001, Mr. Allen has been serving as the Chief Financial Officer for BIA-Financial Network, a privately held company which offers research and consulting services to local media. From February 2000 to October 2003, Mr. Allen served as the Chairman of the Board of Directors of Precision Auto Care, Inc. (OTC Pink Sheets: PACI), a global franchisor of auto care centers. Since 1998 and through the present, Mr. Allen has been serving as a member of the Board of Directors of Precision Auto Care and the Chairman of its audit committee. Since 2005, Mr. Allen has been serving as a Board member for CEO-CF, a privately held European-based company specializing in facilitating collaboration amongst entrepreneurial CEO’s. Mr. Allen was also the Executive Vice President and Chief Financial Officer for EZ Communications (EZCIA) from 1973 through 1992, and served on the Company’s Board and was Chairman of its Audit Committee from 1979 through 1996, when the Company was sold. He is a certified Master Somatic Coach with Strozzi Institute, a California-based educational organization, and has been published in an anthology entitled, Being Human at Work.” Since 2008, Mr. Allen has also been a colleague with Synthesis-LLC, a New York based training and development organization that mobilizes leadership teams to create increased productivity, satisfaction and value.

Key Attributes, Experience and Skills: Mr. Allen brings to the Board his extensive leadership and managerial skills as an executive and board member of publicly traded companies for more than 35 years. Mr. Allen also brings to the Board his ability to provide financial and leadership guidance obtained by Mr. Allen’s experience with Allen Management Services.

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

Code of Ethics

We have not yet adopted a Code of Ethics.

Corporate Governance

Board Committees:

Audit Committee

On March 1, 2012, the Board established a standing Audit Committee comprised of two of the New Directors, John A. Moore, Jr. and Woody Allen, and Gary MacDonald; and Mr. Moore was appointed the Chairman of the Audit Committee. Messrs. Moore and Allen each qualify as an “Independent Director” as defined by Section 10A(m)(3)(ii) of the Exchange Act or Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Mr. MacDonald also serves as an executive officer of the Company and its 50.1% subsidiary, GROUP Software AG, a German publicly traded company, and therefore, does not qualify as an “Independent Director.”

The Audit Committee assists the Board in fulfilling its responsibility to oversee the conduct and integrity of the Company’s financial reports, internal controls and compliance with legal and regulatory requirements, with ultimate authority to: (i) select, appoint, dismiss, oversee the compensation of and oversee the Company’s independent auditors; (ii) preapprove all auditing and non-auditing services to be provided by the independent auditors (other than non-auditing services that are de minimis); (iii) oversee the independence and qualification of the Company’s independent auditors; (iv) oversee the performance of the Company’s internal audit functions; and (v) prepare any reports of the Committee that are required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

Designation of “Audit Committee Financial Expert”

On March 1, 2012, Mr. Moore was unanimously designated by the Board as the “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K based on Mr. Moore’s business experience as reflected above.

Compensation, Corporate Governance, Regulatory and Nominating Committee:

On March 1, 2012, the Board established a standing Compensation, Corporate Governance, Regulatory and Nominating Committee comprised of the Independent Directors. On March 1, 2012, Mr. Allen was appointed as the Chairman of the Committee.

The purpose of Committee is to develop and recommend to the Board the governance processes and principles applicable to the Company; oversee the periodic evaluation of the Board and committees; and, generally, have a leadership role in shaping the Company’s corporate governance policies. The Committee is also tasked with assisting the Board in establishing and overseeing the Company’s compensation philosophy, policies and practices, including but not limited to those related to incentive compensation and equity-based plans, retention severance and retirement programs, and any other employee benefit plans or programs.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the following officers and directors failed to file their Section 16(a) forms on a timely basis or at all.

1.	Joerg Ott did not timely file his Form 4 to report his acquisition of 300,000 shares on November 8, 2011. Notwithstanding the foregoing, Mr. Ott’s beneficial ownership of securities of the Company has been properly disclosed in the Company’s Exchange Act filings with the SEC.

2.	Ronald J. Everett, the Company’s former Chief Financial Officer, failed to file a Form 3 and Form 4 with the SEC. Notwithstanding the foregoing, Mr. Everett’s beneficial ownership of securities of the Company has been properly disclosed in the Company’s Exchange Act filings with the SEC.
3.	Gary D. MacDonald, the Company’s Interim CEO, Managing Director of Worldwide Operations, Executive Vice President, Chief Corporate Development Officer and Board member, has not yet filed a Form 3 or Form 4 with the SEC. Notwithstanding the foregoing, Mr. MacDonald’s beneficial ownership of securities of the Company has been properly disclosed in the Company’s Exchange Act filings with the SEC.
4.	Markus R. Ernst, the Company’s Chief Financial Officer, did not timely file his Form 3 with the SEC. Mr. Ernst was appointed as the Chief Financial Officer of the Company on February 24, 2012 and filed his Form 3 with the SEC on March 7, 2012. Notwithstanding the foregoing, Mr. Ernst’s ownership of securities of the Company has been properly disclosed in the Company’s Exchange Act filings with the SEC.
5.	Mohammad A. Shihadah did not timely file his Form 3 with the SEC. Mr. Shihadah was elected to the Company’s Board of Directors on March 1, 2012 and filed his Form 3 on April 3, 2012. As of the date of his election, Mr. Shihadah did not beneficially own any securities of the Company nor does he currently beneficially own any securities of the Company.

Other than the foregoing, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been satisfied.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all plan and non-plan compensation  for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level,  and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

Summary Compensation Table
						Non-Equity	Nonqualified Deferred
	Fiscal Year				Stock	Incentive Plan	Compensation	All Other
Name and Principal Position	Ended	Salary		Bonus	Awards	Compensation	Earnings	Comp	Total
	March 31,	($)		($)	($)	($)	($)	($)	($)
Joerg Ott--
Former Chief Executive Officer and	2012	480,000		0	0	0	0	0	480,000
Chairman (PEO)(1)	2011	120,000		0	0	0	0	0	120,000

Gary D. McDonald--	2012	81,250	*	0	0	0	0	0	81,250
Interim Chief Executive Officer (4)	2011	155,769	*	0	0	0	0	0	155,769

Markus R. Ernst--	2012	104,222		0	0	0	0	0	104,222
Chief Financial Officer (PFO)(2)	2011	N/A		N/A	N/A	N/A	N/A	N/A	N/A

Ronald J. Everett--	2012	110,750		0	0	0	0	0	110,750
Former Chief Financial Officer (PFO)(3)	2011	80,000		0	0	0	0	0	80,000

(1)	Joerg Ott served as the Chief Executive Officer (PEO) of the Company from April 26, 2010 to July 11, 2012.

(2)	Markus R. Ernst commenced serving as the Chief Financial Officer (PFO) of the Company on February 24, 2012.
(3)	Ronald J. Everett served as the Chief Financial Officer (PFO) of the Company from August 2, 2010 to February 24, 2012.

(4)	Gary D. McDonald is the current interim Chief Executive Officer (PEO) of the Company commencing July 11, 2012.

* Salary shown for calendar year 2011 and 2012 to-date as Mr. McDonald is paid through GROUP which has a December 31st year end.

Significant Employees

Other than our executive officers, GBSX did not have any significant employees at March 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2012, in accordance with the Company’s 2011 Stock Option Plan, no stock, stock options, or other equity securities were awarded to our named executive officers.

2011 Stock Option Plan

On March 30, 2011, the Board of Directors adopted a stock incentive program entitled the 2011 Stock Option Plan (the “Plan”), subject to stockholder approval. As of March 31, 2012, the Company stockholders have not approved of the Plan nor has the Company granted any awards under the Plan. A summary of the Plan is contained under Item 5 of Part II of this annual report.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Markus R. Ernst

Mr. Ernst has agreed to serve as the Chief Financial Officer of the Company pursuant to a Consultant Services Agreement, dated February 24, 2012 (the “Agreement”), between the Company and Green Minds Venture GmbH, a German corporation wholly-owned by Mr. Ernst (the “Vendor”), for the initial term commencing on February 24, 2012 and terminating on March 31, 2012 (the “Term”), unless terminated earlier be Mr. Ernst and/or the Company pursuant to the terms of the Agreement. Pursuant to the Agreement, after the Term, Mr. Ernst will continue serving as the Company’s CFO on a six-month to six-month basis until either party provides the other party written notice at least thirty (30) days prior to expiration of the applicable term.

In consideration of the services to be rendered during the Term, the Company has agreed to pay the Vendor a base monthly fee (“Base Payment”) of $9,160 plus any taxes, such as a valued added tax (“VAT”), which shall be adjusted from time to time as determined by the Company or the Board based upon the Company's performance as well as the Vendor meeting certain performance objectives. During the term, Vendor will be eligible to earn bonuses as determined by the Board based upon Vendor’s and the Company’s performance as follows:

(i) $20,000 plus any taxes such as VAT, if the Company’s stock is trading above $5.00 for a consecutive 3-month period prior to the end of the Company’s fiscal year ending March 31, 2013 and/or 2014;

(ii) $30,000 plus any taxes such as VAT, if the Company’s stock is trading above $7.50 for a consecutive 3-month period prior to the end of Company’s fiscal year ending March 31, 2014 and/or 2015;

(iii) $25,000 plus any taxes such as VAT, if the Company is trading on the American Stock Exchange (AMEX) for a consecutive 3-month period, and $50,000 plus any taxes such as VAT, if the Company’s stock is trading on the NYSE or NASDAQ for a consecutive 3-month period;

(iv) An annual cash payment equal to 0.05% of the Company’s fiscal year total revenue plus any taxes such at VAT per each fiscal year.

(v) An annual cash payment equal to 0.10% of the Company’s fiscal year Operating income (before taxes and bonuses) plus any taxes such as VAT per each fiscal year.

Any bonuses shall be paid within (90) days following the then current Company’s fiscal year end.

The Company has also agreed to grant the Vendor stock options to acquire 200,000 shares of the Company’s common stock subject to the terms and conditions of the Company’s Stock Option Plan. Pursuant to Section 3(c) of the Plan, no options have been issued as of March 31, 2012, as the Plan is subject to a shareholder vote for approval. The Company shall pay or reimburse Vendor for all reasonable business expenses including, without limitation, cell phones, personal digital assistants (PDA) devices, business travel expenses, reasonably incurred or paid by Vendor in the performance of his responsibilities in accordance with the Company's prevailing policy and practice relating to reimbursements as modified from time to time. Vendor must provide substantiation and documentation of these expenses to the Company in accordance with Company policy in order to receive reimbursement.

The Vendor may terminate the Agreement upon six months’ prior written notice or by payment to the Company of an amount equal to the Base Salary in lieu of such notice under the Agreement at any time for any reason. In the event of a termination of the Agreement by the Vendor, he shall be entitled to the Accrued Payments (as defined in the Agreement)

The Company may terminate the Agreement with or without “Cause” (as defined in the Agreement) at any time upon prior written notice to Vendor. In the event of a termination of the Agreement for Cause, Vendor shall be entitled only to the Accrued Payments. In the event the Company terminated the Agreement without Cause or if the Vendor terminates the Agreement with “Good Reason” (as defined in the Agreement), the Company has agreed to pay the Vendor all Accrued Expenses as well as a Compensation Package (as defined in the Agreement).

Compensation of Directors

The table below reflects fees which have been accrued but not paid to the Company’s Independent Directors. Joerg Ott and Gary MacDonald, both of whom are employee directors, are not entitled to receive any compensation for services rendered by them as directors.

Director Compensation
	Fees Earned			Non-Equity	Nonqualified Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

David Darsch	3,667	0	0	0	0	0	3,667
John A. Moore, Jr.	5,650	0	0	0	0	0	5,650
Mohammad A. Shihadah	2,317	0	0	0	0	0	2,317
Stephen D. Baksa	2,833	0	0	0	0	0	2,833
Woody A. Allen	6,000	0	0	0	0	0	6,000

Director Agreements

General

Pursuant to letter agreements (referenced below) between the Company and each New Director, the Company has agreed to pay each New Director an annual retainer of $10,000 payable on a quarterly basis on the 15th day of each April, July, October and January of each year. The Chairman of the Audit Committee is also to receive an annual retainer of $8,000, payable on a quarterly basis. The Chairmen of the Compensation Committee and the Corporate Governance, Regulatory and Nominating Committee are each to receive an annual retainer of $1,000, payable on a quarterly basis.

The Company has agreed to pay each Independent Director $2,000 for each Board meeting (based on four meetings per year). The Company has agreed to pay each Independent Director serving on the Audit Committee a fee of $2,000 for each Audit Committee meeting (based on four meetings per year). The Company has agreed to pay each Independent Director serving on the Compensation Committee and/or the Corporate Governance, Regulatory and Nominating Committee a fee of $2,000 for each meeting of the respective committee (based on one meeting per year).

David M. Darsch

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company agreed to pay Mr. Darsch an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Darsch stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value (as that term is defined in the Company’s 2011 Stock Option Plan) of the common stock on the date of grant. The Board adopted the 2011 Stock Option Plan (the “Plan”) on March 30, 2011. Pursuant to Section 3(c) of the Plan, no options have been issued as of March 31, 2012, as the Plan is subject to a shareholder vote for approval.

John A. Moore, Jr.

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Moore an annual retainer fee of $18,000 in consideration for serving as an Independent Director of the Board and Chairman of the Audit Committee. The Company also agreed to issue stock options to Mr. Moore to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value (as that term is defined in the Plan) of the common stock on the date of grant. Pursuant to Section 3(c) of the Plan, no options have been issued as of March 31, 2012, as the Plan is subject to a shareholder vote for approval.

Mohammad A. Shihadah

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Shihadah an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Shihadah stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value (as that term is defined in the Plan) of the common stock on the date of grant. Pursuant to Section 3(c) of the Plan, no options have been issued as of March 31, 2012, as the Plan is subject to a shareholder vote for approval.

Stephen D. Baksa

Pursuant to a letter agreement, dated February 24, 2012, as amended, the Company has agreed to pay Mr. Baksa an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Baksa stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value (as that term is defined in the Plan) of the common stock on the date of grant. Pursuant to Section 3(c) of the Plan, no options have been issued as of March 31, 2012, as the Plan is subject to a shareholder vote for approval.

Woody A. Allen

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Allen an annual retainer fee of $12,000 in consideration for serving as an Independent Director of the Board and as the Chairman of the Board’s Compensation Committee and Corporate Governance, Regulatory and Nominating Committee. The Company also agreed to issue Mr. Allen stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value (as that term is defined in the Plan) of the common stock on the date of grant. Pursuant to Section 3(c) of the Plan, no options have been issued as of March 31, 2012, as the Plan is subject to a shareholder vote for approval.

Term of Office

Our directors are elected to hold office for a one year term or until his successor is elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned as of July 16, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 29,431,664 shares of Common Stock of the Company issued and outstanding as of July 16, 2012. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Beneficial Owner (1)
	Number of Shares		% of Class of
Executive Officers and Directors:	of Common Stock (2)		Stock Outstanding (3)

Joerg Ott-Chairman	2,090,000	(4)	7.07%
Gary D. MacDonald – Interim CEO, Managing Director of Worldwide Operations, Exec VP and CDO	100,000		*
Markus R. Ernst – CFO	60,000	(5)	*
David M. Darsch - Director	0
John A. Moore, Jr.-Director	0
Mohammad A. Shihadah - Director	0
Stephen D. Baksa - Director	2,435,000	(6)	8.15%
Woody A. Allen -Director	0
All Officers and Directors as a group (8 persons)	4,685,000	(4)(5)(6)	15.60%

5% Stockholders
Edward M. Giles	2,320,000	(7)	7.74%
17 Heights Road,
Plandome, New Yord 11030
LVM Landwirstchaftlicher Versicherungsverein AG	1,495,000	(8)	5.08%
Vorstand Herr Herwig KoldeRing 21
Muenster, Germany 4826

* Less than 1%

(1) Unless otherwise indicated, the address of the named beneficial owner is c/o GBS Enterprises Incorporated, 585 Molly Lane, Woodstock, GA 30189.

(2) Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3) Based on 29,431,664 shares of Common Stock outstanding as of July 16, 2012.

(4) Consists of (i) 420,000 shares of Common Stock held directly by Mr. Ott, (ii) 1,550,000 shares of Common Stock held indirectly by Mr. Ott through vbv Vitamin-B Venture GmbH, an entity of which Mr. Ott is the Managing Member, and (iii) 120,000 shares of Common Stock issuable upon the exercise of Warrants until April 16, 2015 for $1.50 per share, subject to adjustment in the event of a stock split, dividend, recapitalization, reclassification and otherwise.

(5) Consists of (i) 30,000 shares of Common Stock and (ii) 30,000 shares of Common Stock issuable pursuant to the exercise of Warrants exercisable until May 10, 2015 for $1.50 per share, subject to adjustment in the event of a stock k split, dividend, recapitalization, reclassification and otherwise.

(6) Consists of (i) 1,685,000 shares of Common Stock held directly by Mr. Baksa, (ii) 300,000 shares of Common Stock indirectly held by Mr. Baksa as co-trustee of two trusts for his adult children, (iii) 450,000 shares of Common Stock issuable upon the exercise of 450,000 Investor Warrants held by Mr. Baksa. Mr. Baksa disclaims beneficial ownership of the 300,000 shares of Common Stock held by the two-trusts for his adult children.

(7) Consists of: (i) 1,130,000 shares of Common Stock held directly by Edward M. Giles, (ii) 560,000 shares of Common Stock held by Isles Capital, L.P., a limited partnership over which Mr. Giles exercises investment discretion, (iii) 80,000 shares of Common Stock held by Edward M. Giles 2010 Roth IRA, (iv) 80,000 shares of Common Stock issuable upon the exercise of 80,000 Private Placement Warrants held by Edward M. Giles 2010 Roth IRA, (v) 190,000 shares of Common Stock issuable upon the exercise of 190,000 Investor Warrants and (vi) 280,000 shares of Common Stock issuable upon the exercise of 280,000 Investor Warrants held by Isles Capital, L.P.

(8) Jochen Herwiz has voting and dispositive control over LVM Landwirstchaftlicher Versicherungsverein AG

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In March 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000. Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share.

In the Offering, Stephen D. Baksa, member of the Board of Directors of the Company, purchased an aggregate of 700,000 Units for total purchase price of $875,000. On November 29, 2011, Mr. Baksa exercised the 700,000 Warrants included in the Units for an aggregate exercise price of $1,050.000.

In March 2012, the Company sold an aggregate of 2,020,000 Investor Warrants to five “accredited investors,” one of whom is Stephen D. Baksa, a member of the Board of Directors. Mr. Baksa purchased 700,000 Investor Warrants for an aggregate of $10 on March 26, 2012. On March 26, 2012, Mr. Baksa exercised 250,000 Investor Warrants to purchase 250,000 shares of Common Stock for an aggregate exercise price of $125,000.

As previously reported by the Company on a Form 8-K filed by the Company on April 16, 2012, the Company entered into a Securities Purchase Agreement with Mr. Joerg Ott, the Chief Executive Officer and Chairman of the Board of Directors of the Company, on April 16, 2012 pursuant to which Mr. Ott purchased an aggregate of 120,000 Units from the Company for an aggregate purchase price of $180,000 ($1.50 per Unit). Each Unit consists of one share of Common Stock and one warrant exercisable to purchase one share of Common Stock of the Company from the date of issuance of the warrant until the third anniversary date of the date of issuance at a price of $1.50 per share.

Independent Directors

The Board has determined that David M. Darsch, John A. Moore, Jr., Mohammad A. Shihadah, Stephen D. Baksa and Woody A. Allen each qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant. The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2011 and March 31, 2012 for professional services rendered by K.R. Margetson were as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31,	March 31,
	2012	2011

Audit Fees and Audit Related Fees	41500	5550
Tax Fees	-	-
All Other Fees	3360	6490
Total	$44,860	$12,040

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

Prior to the establishment of a standing Audit Committee of the Company’s Board of Directors on March 1, 2012, the Company’s Board pre-approved all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. Effective March 1, 2012, the Audit Committee of the Company’s Board of Directors reviews and pre-approves all services to be provided by the Company’s independent auditors.

The Board of Directors has considered the nature and amount of fees billed by K.R. Margetson Ltd. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.:	Description:
3.1	Articles of Incorporation [Filed as an Exhibit to the Company’s Form SB-2 filed with the Commission on January 14, 2008 and incorporated by reference herein.]
3.1.1(2)	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010

3.1.2	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 [Filed as an Exhibit to Amendment No. 2 to the Company’s Form 10-K for the fiscal year ended March 31, 2011 filed with the Commission on November 7, 2011 and incorporated by reference herein.]

3.2	Bylaws [Filed as an Exhibit to the Company’s Form SB-2 filed with the Commission on January 14, 2008 and incorporated by reference herein]

4.1	Form of Private Placement Warrant [Filed as an Exhibit to the Company’s Form S-1(File No.: 333-180626) filed with the Commission on April 9, 2012 and incorporated by reference herein]
4.2	Form of Investor Warrant [Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on March 30, 2012 and incorporated by reference herein]
4.3	Warrant, dated April 16, 2012, issued to Joerg Ott [Filed as an Exhibit to the Company’s Form 10-K filed with the Commission on April 16, 2012 and incorporated by reference herein]
10.1	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam [Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on September 21, 2009 and incorporated by reference herein.]

10.2	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited [Filed as an Exhibit to the Company’s Form 8-K filed with the Commission on April 26, 2010 and incorporated by reference herein.]

10.3	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Filed an Exhibit to the Company’s Form Company’s Form 8-K filed with the Commission on April 26, 2010 and incorporated by reference herein.]

10.4	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott [Filed an Exhibit to the Company’s Form Company’s Form 8-K filed with the Commission on April 26, 2010 and incorporated by reference herein.]

10.5	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam [[Filed an Exhibit to the Company’s Form Company’s Form 8-K filed with the Commission on April 26, 2010 and incorporated by reference herein.]

10.6	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and LVM Landwirtschaftlicher Versicherungsverein AG [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]

10.7	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and MPire Capital City [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]

10.8	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Stone Mountain Ltd. [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]

10.9	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and Tuomo Tilman [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]

10.10	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and vbv Vitamin B Venture GmbH [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]

10.11	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Jyrki Salminen [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]

10.12	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and Delta Consult LP [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]
10.13	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and GAVF LLC [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]

10.14	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and K Group [Filed as an Exhibit to the Company’s Form 10-Q/A Amendment No. 2 for the quarter ended December 31, 2010 filed with the Commission on May 20, 2011 and incorporated by reference herein.]
10.15	Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd. [Filed as an Exhibit to the Company’s Form 8-K Filed with the Commission on October 4, 2011 and incorporated by reference herein].

10.16	Amendment, dated October 31, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd. [Filed as an Exhibit to the Company’s Form S-1(File No.: 333-180626) filed with the Commission on April 9, 2012 and incorporated by reference herein]
10.17	Amendment, dated November 30, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd. [Filed as an Exhibit to the Company’s Form S-1(File No.: 333-180626) filed with the Commission on April 9, 2012 and incorporated by reference herein]
10.18	Amendment, dated December 16, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd. [Filed as an Exhibit to the Company’s Form S-1(File No.: 333-180626) filed with the Commission on April 9, 2012 and incorporated by reference herein]
10.19	Acquisition Agreement, dated June 1, 2011, by and among GBS Enterprises Incorporated, GroupWare AG and the Selling Stockholder of GroupWare AG [Filed as an Exhibit to the Company’s Form 8-K Filed with the Commission on June 27, 2011 and incorporated by reference herein]
10.20	Acquisition Agreement, dated July 15, 2011, by and among GBS Enterprises Incorporated, IDC Global, Inc., the IDC Shareholders’ Representative and Management Shareholders’ Representative Filed as an Exhibit to the Company’s Form 8-K [Filed with the Commission on July 28, 2011 and incorporated by reference herein]
10.21(1)	Consultant Services Agreement, dated February 24, 2012, between GBS Enterprises Incorporated and Green Minds Venture GmbH [Filed with the Commission on February 28, 2012 and incorporated by reference herein].
10.22(1)	Offer Letter, dated January 26, 2012, between the Company and David M. Darsch, as amended [Filed with the Commission on March 6, 2012 and incorporated by reference herein]
10.23(1)	Offer Letter, dated January 26, 2012, between the Company and John A. Moore, Jr., as amended [Filed with the Commission on March 6, 2012 and incorporated by reference herein]
10.24(1)	Offer Letter, dated January 26, 2012, between the Company and Mohammad Shihadah, as amended [Filed with the Commission on March 6, 2012 and incorporated by reference herein]
10.25(1)	Offer Letter, dated February 24, 2012, between the Company and Stephen D. Baksa, as amended [Filed with the Commission on March 6, 2012 and incorporated by reference herein]
10.26	Securities Purchase Agreement, dated April 16, 2012, between GBS Enterprises Incorporated and Joerg Ott [Filed as an Exhibit to the Company’s Form 10-K filed with the Commission on April 16, 2012 and incorporated by reference herein]
21.1(2)	List of Subsidiaries
21.2(2)	Organizational Chart
31.1(2)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2(2)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1(2)	Section 1350 Certification of Principal Executive Officer
32.2(2)	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Schema Document
101.CAL(3)	XBRL Calculation Linkbase Document
101.DEF(3)	XBRL Definition Linkbase Document
101.LAB(3)	XBRL Label Linkbase Document
101.PRE(3)	XBRL Presentation Linkbase Document
(1)	Management Contracts and Compensatory Plans, Contracts or Arrangements.

(2)	Filed herewith.
(3)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

By: /s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Gary D. MacDonald	Interim Chief Executive Officer, Managing Director of	July 16, 2012
Gary D. MacDonald	Worldwide Operations, Exec. VP and Chief Corp. Dev. Officer
(Principal Executive Officer)

/s/ Markus R. Ernst	Chief Financial Officer	July 16, 2012
Markus R. Ernst	(Principal Financial and Accounting Officer)

/s/ Joerg Ott	Chairman of the Board of Directors	July 16, 2012
Joerg Ott

/s/ David M. Darsch	Director	July 16, 2012
David M. Darsch

/s/ John A. Moore, Jr.	Director	July 16, 2012
John A. Moore, Jr.

/s/ Mohammad A. Shihadah	Director	July 16, 2012
Mohammad A. Shihadah

/s/ Stephen D. Baksa	Director	July 16, 2012
Stephen D. Baksa

/s/ Woody A. Allen	Director	July 16, 2012
Woody A. Allen

