Form 10-Q
period 2012-06-30
GBS Enterprises Inc
filed 2012-08-20
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

(404) 891-1711

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 20, 2012, there were 29,431,664 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2012

(Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

June 30, 2012 and March 31, 2012

(Unaudited)

	June 30, 2012	March 31, 2012
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 5	1,357,487	1,502,977
Accounts Receivable - Note 6	8,228,657	4,936,887
Inventories - Note 2	121,880	236,712
Prepaid expenses - Note 7	541,813	459,363
Other receivables - Note 9	915,795	1,474,929
Assets held for Sale - Note 8	-	24,107
Total current assets	11,165,632	8,634,975

Property, plant and equipment - Note 10	1,690,843	1,597,326
Financial assets - Note 11	938,243	1,998,194
Investment in related company, at equity - Note 4	265,438	244,219
Prepaid expenses		-
Deferred tax assets - Note 27	4,588,618	3,945,272
Goodwill - Note 12	35,210,705	39,744,686
Software - Note 13	14,195,605	14,039,149
Other assets - Note 14	96,070	246,140
Total non-current assets	56,985,522	61,814,986

Total assets	68,151,154	70,449,961

Liabilities and stockholders' equity
Current liabilities
Notes payable - Note 15	-	1,381,821
Liabilities to banks - Note 16	11,270	19,651
Accounts payables and accrued liabilities - Note 17	5,533,048	5,919,788
Deferred income - Note 19	10,598,489	6,421,502
Other liabilities - Note 18	3,157,050	4,237,071
Due to related parties - Note 8	569,391	1,175,103
Shares payable - Note 9		-
Total current liabilities	19,869,247	19,154,936

Liabilities to banks - Note 20	3,886,791	3,463,483
Deferred tax liabilities - Note 27	1,169,549	1,196,472
Retirement benefit obligation - Note 26	155,157	150,632
Other liabilities - Note 21	117,713	2,906,238
Total non-current liabilities	5,329,210	7,716,825

Total liabilities	25,198,457	26,871,761

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding
29,462,000 shares of common stock
(28,211,664 shares at March 31, 2012)	29,462	28,212
Additional paid in capital	49,391,148	47,902,913
Accumulated deficit	(13,922,428)	(12,970,652)
Other comprehensive income	251,248	476,773

	35,749,430	35,437,246
Noncontrolling interest in subsidiaries	7,203,266	8,140,954

Total stockholders' equity	42,952,697	43,578,200

Total stockholders' equity and liabilities	68,151,154	70,449,961

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the three months Ended June 30, 2012 and June 30, 2011

(Unaudited)

	For the three months
	Ended June 30
	2012	2011
	$	$

Revenues
Products	2,939,070	1,796,151
Services	5,369,581	3,880,279
	8,308,651	5,676,430
Cost of goods sold
Products	2,533,513	721,901
Services	2,539,574	1,867,447
	5,073,087	2,589,348
Gross profit	3,235,563	3,087,082

Operating expenses
Selling expenses	4,455,119	3,663,474
Administrative expenses	1,278,377	1,499,856
General expenses	156,703	202,304
	5,890,200	5,365,634

Operating income	(2,654,637)	(2,278,553)

Other Income (expense)
Other Income (expense)	76,619	(658,569)
Interest income	1,299	11,382
Interest expense	(47,136)	(98,301)
	30,781	(745,488)

Income (loss) before income taxes	(2,623,856)	(3,024,040)

Income tax (income) expense	(659,341)	(1,036,877)

Net income (loss)	(1,964,515)	(1,987,163)
Net income (loss) attributable to non controlling interest	(1,012,739)	(172,271)

Net income (loss) attributable to stockholders	(951,776)	(1,814,893)

Other comprehensive income (loss)	150,474	814,568
Other comprehensive income (loss) attributable to non noncontrolling interest	75,051	406,469
Other comprehensive income (loss) attributable to stockholders	75,423	408,099
Net income (loss) and comprehensive income (loss) attributed to stockholders	(876,353)	(1,406,794)

GBS Enterprises Incorporated

Interim Consolidated Statements of Cash Flows

For the three months ended June 30, 2012 and June 30, 2011

(Unaudited)

	June 30, 2012	June 30, 2011
	$	$

Cash flow from operating activties
Net loss / net income	(1,964,515)	(1,814,893)
Adjustments
Deferred income taxes	(616,488)	(1,051,345)
Depreciation and amortization	1,206,410	1,030,391
Write-down of Goodwill and Intangibles
Gains from equity investment	(21,219)	-
Loss (Gain) on Sale of Assets	(89,979)	(172,271)
Changes in operating assets and liabilities		-
Accounts receivable and other assets	(2,932,889)	1,705,817
Other Assets	150,070	(4,915)
Inventories	114,832	-
Accounts payable and other liabilities	1,170,667	2,270,840

Net cash provided (used) by operating activities	(2,983,110)	1,963,624

Cash flow from investing activties
(Purchase) Sale of intangible assets	1,797,868	(847,721)
(Purchase) Sale of property, plant and equipment	(310,721)	(64,164)
(Purchase) Sale of Subsidiaries		(600,000)
Proceeds from Sale of Subsidiaries		-
(Increase) Decrease in Financial assets	1,906,066	(1,246,776)

Net cash provided (used) in investing activities	3,393,214	(2,758,661)

Cash flow from financing activties
Net borrowings - banks	(394,814)	(780,277)
Other borrowings	(1,622,371)	(340,735)
Capital paid-in	224,485	-
Loans from related party	1,271,520	-

Net cash provided (used) in financing activities	(521,180)	(1,121,012)

Effect of exchange rate changes on cash	(34,414)	191,125

Net increase (decrease) in cash	(145,490)	(1,724,924)
Cash and cash equivalents - Beginning of the year	1,502,977	8,530,864

Cash and cash equivalents - End of year	1,357,487	6,805,940

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Note 1           INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited March 31, 2012 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2012 financial statements.

Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending March 31, 2013.

Note 2           COMPANY AND BACKROUND

GBS Enterprises Incorporated, a Nevada corporation, through its subsidiaries, is a global provider of technology solutions for businesses and government agencies. We focus on developing and delivering solutions that help our customers to gain value and reduce cost in the development, deployment and management of the applications used in the course of conducting their business (“business applications”). We do this by building software and providing services that aid in:

■	Information Technology (“IT”) systems analysis, planning and management;
■	Automating business processes;
■	Optimizing system and application performance;
■	Ensuring the security and compliance of systems, applications and processes; and
■	Migrating and integrating systems, applications and processes.

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

SD Holdings, Ltd.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings Ltd. (“SYN”), a Mauritius corporation and the shareholders of SYN owning 100% of issued and outstanding shares of SYN. SYN owns 100% of all issued and outstanding shares of Synaptris, Inc., a California corporation (“Synaptris”), and 100% of all issued and outstanding shares of Synaptris Decisions Private Limited, an India company (“Synaptris India”).

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

Effective June 1, 2012, the Company sold Synaptris for a royalty fee of $380,400. In addition, a variable revenue based on future earnings of the IntelliVIEW product line has been agreed upon to be paid by the buyer to the Company.

On June 12, 2012, Synaptris India entered into a transfer agreement with GBS India Private Limited, a newly incorporated entity formed under the Indian Companies Act 1956 and wholly-owned by the Company (“GBS India”). This agreement, effective June 1, 2012 transferred contracts, accounts payable, accounts receivable, deferred revenue, other current assets and certain employees for operations in GBS India.

GBS India’s product portfolio improves corporate decision-making by providing real-time enterprise reporting, user defined dashboards, and comprehensive analytic capabilities for Lotus Notes / Domino and Java/.NET environments.

With the integration of the GBS India’s product portfolio, we added another tier of Lotus Notes applications including reporting products, advanced dashboards, and email productivity solutions. Additionally, the acquisition included a comprehensive search engine specialized for use with email that is faster and easier to use than other products in the market.

In addition to product synergy and additional revenue streams, we expect to derive operational synergy from this acquisition.  GBS India’s presence in India is anticipated to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

Note 3           ACCOUNTING POLICIES

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

Note 4 SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation. At the year end of March 31, 2012, there were seventeen of these subsidiaries (KUSD = 1,000’s of US Dollars).

	Headquarters	Stockholders' Equity	Percentage of		Profit	Date
		as of	Subscribed Capital		of the	of the
		06.30.12			consolidated quarter	First Consolidation
		KUSD	KUSD	in %	KUSD

ebVOKUS Software GmbH	Dresden	351	54	100.0%	-58	1/11/2005
GROUP Business Software (UK) Ltd.	Manchester	-1,290	23	100.0%	-28	12.31.2005
GROUP Business Software Corp.	Woodstock	-9,389	1	100.0%	-1,623	12.31.2005
GROUP LIVE N.V.	Den Haag	-3,534	134	100.0%	-2	12.31.2005
Permessa Corporation	Waltham	-5	0	100.0%	667	09.22.2010
Relavis Corporation	Woodstock	-834	2	100.0%	-25	1/8/2007
GROUP Business Software AG	Eisenach	20,810	36,107	50,1%	-1,025	6/1/2011
Pavone GmbH	Boeblingen	-197	47	100%	-162	1/4/2011
Pavone Ltd.	North Yorkshire	-71	584	100%	-4	1/4/2011
Groupware Inc.	Woodstock	-482	1	100%	0	1/6/2011
IDC Global, Inc.	Chicago	2,429	0	100%	111	07.25.2011

Note 5            ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's acquired B.E.R.S AD for 265 (KEUR). The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value. In the quarter ended June 30, 2012, the proportion share of the loss was 11 KUSD (March 31, 2012 year end: 35 KUSD.)

Associated Companies	Headquarters	Total Value	Debts	Sales Revenues	Annual Profit/Loss
		Assets
		06.30.12
		KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna	265	91	176	11

Note 6            CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 1,358 KUSD (March 31, 2012 year end: 1,503 KUSD). Included in that amount are cash equivalents of 20 KUSD (March 31, 2012 year end: 12 KUSD).

Note 7            ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable were 8,229 KUSD (March 31, 2012 year end: 4,937 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations. The residual term of the receivables is less than one year with the exception of deposits provided as security presented under Other Financial Assets.

Note 8            PREPAID EXPENSES

Prepaid expenses in the amount of 542 KUSD were primarily recorded for prepaid rent and advance on technological collaboration events ( March 31, 2012 year end: 460 KUSD).

Note 9             OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 916 KUSD (March 31, 2012 year end: 1,475 KUSD). The largest individual item under other receivables represents security deposits (486 KUSD). Also included herein are receivable from the sale of GEDYS IntraWare GmbH (240 KUSD), Tax assets (163 KUSD) and Other (27 KUSD).

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 03.31.2010	4,538	4,262	276
Additions	164	120
Disposals	292	226
Currency differences	84	40
Reclassifications	0	0
Updated 03.31.2011	4,494	4,196	298
Additions	4,302	3,018
Disposals	58	72
Currency differences	273	273
Reclassifications	0	0
Updated 03.31.2012	9,011	7,414	1,597
Additions	228	124
Disposals	208	208
Currency differences	118	110
Reclassifications	240	222
Updated 06.30.2012	8,909	7,218	1,691

Note 11             LONG TERM FINANCIAL ASSETS

The major components of the Financial Assets include the following:

	KUSD	KUSD
	6/30/2012	3/31/2012
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $ 20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	780	777
Current portion, included in other current receivables	240	233
	540	544
Intercompany Loan Values during the quarter	393	1,449
other long term receivables	6	5
Balance	939	1,998

Note 12             GOODWILL

Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE 2012 in kUSD	Goodwill Q1 2012/2013 in kUSD
GROUP Business Software AG	01/06/11	20,813.0	18,492.2
GROUP Business Software Corp.	12.31.05	2,177.5	2,177.5
GROUP LIVE N.V.	12.31.05	0.0	0.0
GROUP Business Software Ltd	12.31.05	2,765.1	2,765.1
ebVOKUS Software GmbH	10/01/05	443.6	443.6
Relavis Corporation	08/01/07	0.0	0.0
Permessa	09.22.10	2,387.4	2,387.4
Pavone AG	04/01/11	4,956.4	4,956.4
Groupware Inc.	06/01/11	994.1	994.1
IDC	07.25.11	2,994.4	2,994.4
SD Holding	09.27.11	2,213.1
		39,744.7	35,210.7

During the period ended June 30, 2012, the Company sold SD Holdings, Ltd and reduced the goodwill associated with this subsidiary. A reduction in goodwill was also necessary for GROUP Business Software AG. To stay with the same level of ownership, the Company bought out of the debt to equity swap of Group Business Software AG in additional shares. This had the effect of negative Goodwill.

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 03.31.2010	34,143	21,114	13,029
Additions	7,862	3,916
Disposals	1,656	1,021
Currency differences	-9	-185
Reclassifications	0	0
Updated 03.31.2011	40,339	23,824	16,515
Additions	3,524	8,650
Disposals	3,945	3,588
Currency differences	-929	-1,272
Reclassifications	2,665	0
Updated 03.31.2012	41,653	27,614	14,039
Additions	1,088	1,070
Disposals	25	5
Currency differences	895	736
Reclassifications	0	0
Updated 06.30.2012	43,612	29,416	14,196

Note 14             OTHER ASSETS

Re-insurance claims of 96 KUSD from life insurance (reinsurance of pension obligations) were recognized as actuarial reserves. Corresponding communications by the insurance companies form the basis for the valuation. Earnings from interest on the financial assets were recognized according to the cost of liabilities from pension obligations presented in the pension plan costs (March 31, 2012 year end: 246 KUSD).

Note 15             LIABILITIES TO BANKS - CURRENT

Short term liabilities to bank represent an operating line of credit, bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD (March 31, 2012 year end: 20 KUSD).

Note 16             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,885 KUSD (March 31, 2012 year end: 2,235 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created in the amount necessary as of the financial statement date which is necessary, according to a reasonable commercial appraisal, in order to cover future payment obligations, perceivable risks as well as uncertain liabilities of the Company. The amounts deemed to be most likely in a careful assessment of the situation are accrued.

KUSD	Status				Currency	Status
	03.31.12	Utilization	Dissolution	Increase	Differences	06.30.12

Tax provision	2	2	0	0	0	0
Salary	942	572	24	236	16	597
Vacation	439	-55	30	79	12	555
Workers Compensation Insurance Association	27	-1	0	4	1	33
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	16	0	5	0	6
Outstanding Invoices	1,000	691	60	593	22	864
Annual Financial Statement Costs	310	147	0	64	3	229
Other Provisions	818	654	0	57	6	227
Warranties	60	0	0	0	2	61
Provision for Legal Costs	71	0	0	0	2	73
Total	3,685	2,026	114	1,039	64	2,648

Provisions for salaries (597 KUSD; March 31, 2012 year end: 942 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business year.

Vacation provisions (555 KUSD; March 31, 2012 year end: 439 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is based on the gross salary of the individual employee plus the employer contribution to social security and the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 864 KUSD (March 31, 2012 year end: 1,000 KUSD) was created.

Other Provisions of 227 KUSD (March 31, 2012 year end: 818 KUSD) included accruals for Board of Director compensation (32 KUSD).

Expenses for preparing the annual financial statements and the consolidated financial statements, for the auditing of the Company and consolidated financial statements were recognized at 229 KUSD (March 31, 2012 year end: 310 KUSD).

A provision for anticipated legal consulting was 73 KUSD was recorded (March 31, 2012 year end: 71 KUSD).

For warranty claims, a provision of 61 KUSD (March 31, 2012 year end: 60 KUSD) was created depending on income from services.

Note 17             OTHER SHORT TERM LIABILITIES

Other short-term liabilities are comprised of the following (March 31, 2012 year end 4,237 KUSD):

Other Short-Term Liabilities	06.30.12	3.31.12
	KUSD	KUSD
Purchase Assets L911	1,100	1,094
Purchase Assets Fastworks	0	0
Purchase Assets Permessa	750	1,900
Purchase Assets Salesplace	0	0
Tax Liabilities	847	724
Purchase Archiving Software	333	324
Other Liabilities	126	196
	3,157	4,237

Note 18             DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 10,498 KUSD (March 31, 2012 year end: 6,421 KUSD) mainly include maintenance income collected in advance for the period after the end of the fiscal year which primarily accumulated in the parent company. They are amortized on a straight-line basis over the respective contract terms.

Note 19            LIABILITIES TO BANKS – LONG TERM

Liabilities to banks as of the financial statement date was 3,887 KUSD (March 31, 2012 year end: previous year: 3,463 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling 4,000 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, 2,000 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and 2,000 KUSD (1,500 KEUR) is fixed at 3.5%

Note 20            OTHER LIABILITIES – LONG TERM

Other long-term liabilities include long-term capital leases at were 117 KUSD as of the financial statement date (March 31, 2012 year end: 2,906 KUSD).

Note 21            COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $001. No preferred shares have been issued. As at June 30, 2012, there were 28,907,496 shares of common stock issued. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

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

During the period ending June 30 2012, 30,000 warrants were exercised for gross proceeds of $44,485.

Other changes in common stock are disclosed in Note 29, Supplementary Cash Flow Disclosures.

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

Black Scholes assumptions for warrants issued were as follows:

For the period ending June 30, 2012 -

Volatility - 77.1%

Risk free interest rate - 1.19%

Expected life - 3 years

Dividend rate - Nil

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

As noted above, through a private placement, the Company issued 6,044,000 warrants which allowed the holder to purchase one share of common stock of the Company from the date of the grant until the third anniversary of the date of the grant for a purchase price of $1.50 per share. During the year 2,925,000 warrants were exercised, leaving a balance of 3,199,000 that expire in March, 2014. A recap of the warrants outstanding as at June 30, 2012 is as follows:

Number of
Warrants	Exercise price	Expiration date
2,000,000	$4.00	6/1/2013
707,280	$1.50	3/14/2014
15,000	$1.50	3/24/2014
3,199,000	$1.50	3/31/2014
100,000	$1.50	4/1/2014

The weighted average exercise price at March 31, 2012 was $2.32

The weighted average exercise price at June 30, 2012 was $

Note 22          REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the three months ended June 30, 2012, June 30,2011 and the twelve months ended March 31, 2012 are as follows:

Sales Revenues	06.30.12	06.30.11	3.31.12
	KUSD	KUSD	KUSD

Licenses	1,189	1,092	5,327
Maintenance	2,654	2,655	11,851
Service	2,715	1,225	8,675
Third-Party Products	639	397	2,302
LND Third-Party Products	1,089	285	3,607
Others	22	23	181

	8,309	5,676	31,944

Revenues by geographic area for the three months ended June 30, 2012, June 30, 2011 and the twelve months ended March 31, 2012 are as follows:`

Sales Revenues	06.30.12	06.30.11	3.31.12
by geographic area	KUSD	KUSD	KUSD

US	3,054	1,942	9,359
Germany	5,026	3,454	20,624
United Kingdom	229	280	1,110
Others	0	0	849

	8,309	5,676	31,944

Long-lived assets by geographic area, which primarily include property plant and equipment are as follows:

Long-lived assets	06.30.12	06.30.11	3.31.12
by geographic area	KUSD	KUSD	KUSD

US	1,407	103	1,284
Germany	280	241	292
United Kingdom	4	3	3
Others	0	0	19

	1,691	347	1,597

Note 23          OTHER INCOME/EXPENSE

Other income of 77 KUSD (March 31, 2012 year end: -647 KUSD) includes investments of associate companies of 11 KUSD and Other miscellaneous income.

Note 24           SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions for the period ending June 30, 2012 and year ended March 31, 2011 and March 31, 2012 were as follows:

a.	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
b.	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.
c.	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.
d.	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.
e.	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

Note          25 SUBSEQUENT EVENTS

The Company adheres to the 93 day rule with respect to its subsidiaries that have a year end of December 31.

The following events happened after March 31, 2012 but before June 30, 2012:

None

The following events happened after June 30, 2012:

Effective July 6, 2012 a merger was completed between Pavone Ag and Pavone GmbH.

Effective August 9, 2012 a merger was completed between Groupware AG and Pavone GmbH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections in the Company’s 10-K for the fiscal year ended March 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this prospectus, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market. GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. GROUP provides IBM Lotus Notes/Domino Application and Transformation technology, and related Cloud Computing technology. Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America. The Company maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the ticker symbol, “GBSX.”

Products and Services

GBS has achieved significant growth by consolidating the fragmented Lotus Software market through the merger & acquisitions of companies with complementary product, technology or services offerings. Based on its organic growth and growth by acquisition GBS has continuously developed its software and service business to service and support GBS’s expanding Lotus customer base.

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

Consulting Services

As a leader in the IBM Lotus Notes Software and Services business GBS provides consulting services to its customers. GBS develops, sells and orchestrates customer-specific Lotus Domino strategy and consulting services, such as CIO and IT department leader Strategic Advisory Services, Managed Services, Outsourcing, Administration, Assessments and Implementations, Performance Improvements, Custom Application Development, Governance and Security, Technical Support, and Training, as well as Email Migration Services.

Based on GBS’s unique concentration of industry talent and expertise, mainly in the areas inside and around IBM Lotus Notes/Domino, inside and around corporate messaging (IBM, Microsoft, SMTP) and inside and around IT environmental and application assessment, analysis and reporting, commercial and governmental customers, as well as SIs and channel partners are able to relay on the industry leading strategic and tactical advisory services for evaluating, planning, staffing and execution of any customer project. GBS Consulting Services’ global teams of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk.

We believe that our focus on recruiting and retaining top Lotus expertise, positions our team to offer leading-edge Lotus Notes / Domino subject matter knowledge to our customers. GBS consultants have an average of over 12 years’ experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including Lotusphere, an annual conference hosted by IBM Lotus Software.

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

Strategy and Focus Areas

While our products and services remain in demand, we see a significant opportunity to achieve growth and secure our future with additional investments in our strategic portfolio. Based on current market demands for modern, Cloud-based and mobile-device capable business applications, we have acquired and developed a set of very unique technologies that help organizations to reduce the time, cost, resources and risks associated with modernizing or migrating their existing applications.

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

We generate revenue with our analysis tools by charging a fee for the use of our technology and for the associated cost of the services to produce a report and set of recommendations for the customer. Additional revenues come from consulting services that result from helping our customers to implement those recommendations. For use of our conversion tools, referred to as Transformer, we charge a flat fee for the conversion and additional hourly rates to perform additional supporting development or testing as needed.

We also believe there is significant revenue opportunity in licensing these tools to a network of global partners who also have existing presence and expertise in the Lotus Notes and Domino market. We have established partner agreements for the use of the analysis and conversion tools with partners in Australia, Brazil and directly with IBM through its IBM Software Services for Collaboration (“ISSC”) global service unit.

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

Transactions following the April 26, 2010 Acquisition

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

Effective December 30, 2010, pursuant to securities purchase agreements between the Company and six GROUP Major Shareholders, the Company purchased an aggregate of 7,115,500 shares of GROUP common stock from the six GROUP Major Shareholders in consideration for an aggregate for 3,043,985 shares of the Company’s common stock (the “December Transaction”). As a result, the Company owned approximately 28.2% of the outstanding common stock of GROUP.

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

Additional Acquisitions

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

Acquisitions of Subsidiary Companies

As previously reported, during the fiscal year ended March 31, 2012, the Company made four business acquisitions as described below:

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation (“Pavone”), for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt, was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. The acquisition of Pavone complements GBS's majority ownership in GROUP and the Company believes that it further strengthens their leading industry position on the IBM Lotus Platforms and expands their cloud computing technology offerings beyond the IBM Lotus market. Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide. Some of their customers include Deutsche Bundes Bank, BMW, Linde AG, Philips, British Sugar and Mahle Industries.

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

The assets and liabilities of the above companies represent their values as of March 31, 2012 and are included in these consolidated financial statements. This timing approach is allowed as per Regulation S-X Rule 3A-02.

SD Holdings, Ltd.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings, Ltd. (“SYN”), a Mauritius corporation, and the shareholders of SYN owning 100% of issued and outstanding shares of SYN. SYN owns 100% of all issued and outstanding shares of Synaptris, Inc., a California corporation (“Synaptris”), and 100% of all issued and outstanding shares of Synaptris Decisions Private Limited, a company formed in India (“Synaptris India”). Pursuant to the acquisition agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (“SYN Shares”) effective November 1, 2011 in consideration for $525,529 and agreed to issue 700,000 shares of common stock, subject to adjustment. Actual shares issued were 612,874. The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement.

On April 1, 2012, the Company sold SYN, Synaptris and Synaptris India for $1,877,232 in a restructuring of its subsidiaries to simplify the multilevel structure derived from the historical mergers and acquisitions, and to reduce overhead and administrative costs.

On June 5, 2012, a newly incorporated entity, GBS India Private Limited (“GBS India”) was formed in India under the Indian Companies Act 1956 and is wholly-owned by the Company. GBS India’s presence in India is anticipated to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

Pursuant to an existing transfer agreement, effective July, 1, 2012, the Company entered into a purchase agreement with SYN for $1,877,232, which transferred all assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations into GBS India.

In addition, a royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products.

SD Holdings, Ltd has a year end of March 31, 2012 and as such was included in the Company’s consolidated financial statements as of March 31, 2012. No valuations for this entity are included in this quarterly filing pursuant to the sales transaction on April 1, 2012.

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

The Company is focused on developing a portfolio of Cloud Computing software technologies and Application Services to address the needs of ISV’s, Data Center providers, as well as commercial and government organizations. GBSX is pursuing a growth strategy based upon highly targeted mergers and acquisitions so as to build its portfolio of technologies, applications, and services.

Results of Operations

 Assets:

Total Assets decreased from $70,449,961 at March 31, 2012 to $68,151,154 at June 30, 2012. Total Assets consists of Total Current Assets and Total Non-Current Assets.

At June 30, 2012, our Total Current Assets were $11,165,632 as compared to $8,634,975 at March 31, 2012. Total Current Assets consist of: Cash and Cash Equivalents; Accounts Receivable; Inventories; Prepaid Expenses; Other Receivables and Assets held for Sale.

■	Cash and Cash Equivalents decreased from $1,502,977 at March 31, 2012 to $1,357,487 at June 30, 2012 as a result of our investments in the strategic technology areas such as application migration and modernization, cloud technology and the associated costs necessary to build and implement the go to market strategy.

■	Accounts Receivable increased from $4,936,887 at March 31, 2012 to $8,228,657 at June 30, 2012 which includes a $1,877,232 receivable from the sale of SD Holdings, Ltd., as well as increased accounts receivables resulting from ordinary sales processes of approximately $1,500,000 in other subsidiaries.

■	Inventories decreased from $236,712 at March 31, 2012 to $121,880 at June 30, 2012 primarily from the sale of finished goods within Groupware AG.

■	Prepaid Expenses increased from $459,363 at March 31, 2012 to $541,813 at June 30, 2012.

■	Other Receivables decreased from $1,474,929 at March 31, 2012 to $915,795 at June 30, 2012. The decrease was primarily due to the collection of a previous warrant payment in escrow ($250,000) and a decrease in a receivable ( approximately $405,000) which was included in the sale of SD Holdings, Ltd. An increase in tax assets (approximately $163,000) and a receivable from a previous sale of a business unit (approximately $7000) as well as a decrease in deposits account and other (approximately $74,000) account for the remainder of the change in balance.

■	Assets held for Sale decreased from $24,107 at March 31, 2012 to $0 at June 30, 2012 from the sale of Group Technologies GmbH for $49,256 on March 8, 2012.

At June 30, 2012, our Total Non-Current Assets were $56,985,522 as compared to $61,814,986 at March 31, 2012. Total Non-Current Assets consist of: Property (plant and equipment), Financial Assets, Investments in Related Company, Deferred Tax Assets, Goodwill, Software and Other Assets.

■	Net Property (plant and equipment) increased from $1,597,326 at March 31, 2012 to $1,690,843 at June 30, 2012 due primarily to additional assets purchased within IDC Global, Inc. ( approximately $139,000), the sale of SD Holdings fixed assets (approximately $18,000) with the remainder being current depreciation charges.

■	Financial Assets decreased from $1,998,194 at March 31, 2012 to $938,243 at June 30, 2012, which includes a decrease in intercompany loans of approximately $1,050,000.

■	Investments in Related Company increased from $244,219 at March 31, 2012 to $265,438 at June 30, 2012.

■	Deferred Tax Assets increased from $3,945,272 at March 31, 2012 to $4,588,618 at June 30, 2012 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.

■	Goodwill decreased from $39,744,686 at March 31, 2012 to $35,210,705 at June 30, 2012 and consisted of the goodwill associated with eight business entities. The decrease during the quarter resulted from the sale of SD Holdings with goodwill of $2,213,100. There was a reduction of $2,320,844 for negative goodwill described more completely in Note 12

■	Software increased from $14,039,149 at March 31, 2012 to $14,195,605 at June 30, 2012, 2012 as a result of the quarterly calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets decreased from $246,140 at March 31, 2012 to $96,070 at June 30, 2012. This decrease was due to tax credits and other deposits divested with the sale of SD Holdings, Ltd.

Liabilities:

Total Liabilities decreased from $26,871,761 at March 31, 2012 to $25,198,457 at June 30, 2012. Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At June 30, 2012, our Total Current Liabilities were $19,869,247 compared to $19,154,936 at March 31, 2012. Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities and Amounts Due to Related Parties.

■	Notes Payable decreased from $1,381,821 at March 31, 2012 to $0 at June 30, 2012. $1,286 was converted into shares of GROUP AG with the balance being repaid in cash.

■	Liabilities to Banks decreased from $19,651 at March 31, 2012 to $11,270 at June 30, 2012 on payments of a line of credit by a subsidiary.

■	Accounts Payable and Accrued Liabilities decreased from $5,919,788 at March 31, 2012 to $5,533,048 at June 30, 2012. This includes trades payables, tax accruals and other accruals.

■	Deferred Income increased from $6,421,502 at March 31, 2011 to $10,598,489 at June 30, 2012 encompassing maintenance income collected in advance after the close of the fiscal quarter. The increase relates to contracts for annual services which are billed to customers in the first quarter.

■	Other Liabilities of $4,237,071 at March 31, 2012 decreased to $3,157,050 at June 30, 2012 primarily as a result of a $1,150,000 payment made to the shareholders of Permessa. Corporation. Additional payments reclassified to currently due on prior purchases of software (approximately $16,000), tax liabilities and other receivables (approximately $54,000) were increases within this account.

■	Amounts Due to Related Parties decreased from $1,175,103 at March 31, 2012 to $569,391 at June 30, 2012 as explained in detail in Note 25 to the Consolidated Financial Statements.

At June 30, 2012, our Total Non-Current Liabilities were $5,329,210, compared to $7,716,825 at March 31, 2012. Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Other Liabilities.

■	Liabilities to Banks increased from $3,463,483 at March 31, 2012 to $3,886,791 at June 30, 2012 and consisted of a long-term business line of credit due to the Baden-Württembergische Bank. The increase in notes payable is due to the funding of expenditures consistent with the advancement of our technology and overall business plan.

■	Deferred Tax Liabilities decreased from $1,196,472 at March 31, 2012 to $1,169,549 at June 30, 2012 resulting from the deferred taxes associated with the capitalization of software expenses, the purchase price allocation of acquired assets, and the temporary adjustment of depreciation.

■	Retirement Benefit Obligation increased from $150,632 at March 31, 2012 to $155,157 at June 30, 2012.

■	Other Liabilities decreased from $2,906, 238 at March 31, 2012 to $117,713 at June 30, 2012 primarily as a result of the exercise of convertible debt to capital in GROUP AG shares ($2,266,075) and convertible debt to capital in Company shares ($632,500) and an increase in a capital lease (approximately $110,000).

Revenues

For the fiscal quarter ended June 30, 2012, our Net Sales increased to $8,308,651 from $5,676,430 for the fiscal quarter ended June 30, 2011. The Company generates nets sales from Licenses, Maintenance, Services, Third-Party Products and Others.

Product revenue increased from $1,796,151 to $2,939,070. An increase in Third Party Products primarily accounted for the increase (approximately $1,046,000) with an increase in revenue licenses also contributing (approximately $98,000).

The increase of Service revenue from $3,880,279 to $5,369,581 derived benefit from the service driven acquisitions of Pavone AG in April, 2011 (approximately $633,000) and IDC Global, Inc. in July, 2011 (approximately $1,357,000) with a decrease (approximately $501,000) from other subsidiaries.

Cost of Goods Sold

For the fiscal quarter ended June 30, 2012, our Cost of Goods Sold increased to $5,073,087 from $2,589,348 over the fiscal quarter ended June 30, 2011. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Within Cost of Goods Sold was an increase of $1,811,612 for costs related to the products division of Revenue and an increase of $672,127 for the associated costs within the services division of Revenue. The increases were as follows in: salaried personnel (approximately $301,000), depreciation (approximately $165,000), rent (approximately $298,000), external services (approximately $95,000) and operating costs (approximately $391,000). These increases were primarily incurred with the addition of Pavone and IDC Global.

Operating Expenses

For the fiscal quarter ended June 30, 2012, our Operating Expenses increased to $5,890,200 from $5,365,634 over the fiscal quarter ended June 30, 2011. Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the fiscal quarter ended June 30, 2012, our Selling Expenses increased to $4,455,119 from $3,663,474 for the fiscal quarter ended June 30, 2011. Selling Expenses consist of costs for the Sales, Marketing and Service units and has increased in relation to the additional companies acquired and in support of the overall increased sales generated. Build up and additional marketing expenses were incurred in anticipation of, and as part of, our go to market sales strategy for new technology. Approximately $861,000 of that increase resulted from new acquisitions of Pavone and IDC and the associated personnel, materials and sales operating costs offset with a reduction of approximately $69,000 in other subsidiaries.

For the fiscal quarter ended June 30, 2012, our Administrative Expenses decreased to $1,278,377 from $1,499,856 for the fiscal quarter ended June, 2011. Administrative Expenses consist of costs for the management and administration units. Most significant decreases included in these expenses accounting for approximately $211,000 include travel, external service and consultancy costs.

For the fiscal quarter ended June 30, 2012, our General Expenses decreased to $156,703 from $202,304 for the fiscal quarter ended June 30, 2011 in response to newly administered budgeting procedures and reduction in General personnel.

Other Income (Expense)

For the fiscal quarter ended June 30, 2012, Other Income of $30,781 was increased from Other Expense of $745,488 for fiscal quarter ended June 30, 2011. This includes income from investments of associate companies (approximately $11,000) and other income (approximately $65,000)

Income taxes (Expense)

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

For the quarter ended June 30, 2012 a statutory tax range from 23% to 34% has been applied resulting in an expected income tax recovery of $7,986,000. Reduced by price allocations from consolidation of $2,798,000, permanent differences of $1,061,000 and other items of $1,013,000 as detailed in Note 27. The total amount of income tax recovery has been $3,114,000.

Liquidity & Capital Resources

At June 30, 2012 we had $1,357,487 in cash and cash equivalents, compared to $1,502,977 at March 31, 2012.

In March 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000. Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The number of shares of Common Stock issuable upon the exercise of the Private Placement Investor Warrants and corresponding exercise prices are subject to adjustment in the event of a stock split, dividend, recapitalization, reclassification and otherwise. The Private Placement Warrants are only exercisable by the payment of cash. Pursuant to the terms of the Private Placement Warrants, the warrant holders are required to exercise their Private Placement Warrants in the event our Common Stock trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days. Also, throughout the three year exercise period of the Private Placement Warrants, the Company has the right to redeem the Warrants for $0.05 per share.

In March 2012, we issued an aggregate of 2,020,000 warrants to five “accredited investors” pursuant to Section 4(2) of the Securities Act (the “Investor Warrants”). Each Investor Warrant is exercisable for the three-year period commencing from the date of issuance for $0.50 per share of Common Stock and has the same terms as the Private Placement Warrants.

On April 9, 2012, the Company filed a Registration Statement on Form S-1 (File No: 333-180626) (the “Registration Statement”) therein registering the 6,044,000 shares of Common Stock underlying the Private Placement Warrants and 2,020,000 underlying the Investor Warrants on behalf of the selling stockholders named in the Registration Statement (the “Selling Stockholders”). As of the date of this Form 10-Q, the Registration Statement has not been declared effective under the Securities Act by the SEC. The Company is in the process of amending the Registration Statement in response to the SEC’s most recent comments regarding the first amendment to the Registration Statement filed on July 19, 2012.

We will not receive any proceeds from the sale of shares of Common Stock by the Selling Stockholders. We will, however, receive proceeds in the event the Private Placement Warrants and Investor Warrants are exercised by the Selling Stockholders. As of the date of this Form 10-Q, the Selling Stockholders have exercised an aggregate of 2,025,000 Private Placement Warrants and 900,000 Investor Warrants, for gross proceeds of $3,487,500. If the outstanding 4,019,000 Private Placement Warrants and 1,120,000 Investor Warrants are exercised, we will receive an aggregate of $6,588,500 in additional gross proceeds. However, there can be no assurance that any additional warrants will be exercised. To date, we have used the proceeds of the warrants already exercised for general corporate working capital purposes. We intend to use the proceeds from the exercise of any additional warrants to increase marketing, advertising and Modernization Services, to form development teams and for general corporate working capital purposes. The Board of Directors of the Company has broad discretion as to the use of the net proceeds from any exercise of the warrants and may change the allocation of such proceeds without shareholder notice or consent.

On August 13, 2012, the Company entered into a Note Purchase and Security Agreement with John A. Moore, a member of the Board of Directors of the Company, and his spouse (collectively, the “Lender”) pursuant to which the Company sold a secured promissory note (the “Note”) to the Lender in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with a 2% prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in the accounts receivable of the Company and its subsidiaries located in the United States of America on a one-for-one (1:1) basis. See “Part II - Item 5. Other Information.” The Company intends to use the proceeds for working capital purposes.

Cash Flows

	Fiscal Quarter Ended	Fiscal Quarter Ended
	June 30,	June 30,
	2012	2011
Net cash provided (used in) Operating Activities	$(2,983,110)	$1,963,624
Net cash provided by (used in) Investing Activities	$3,393,214	$(3,382,104)
Net cash provided (used in) by Financing Activities	$(521,180))	$(1,121,012)
Effect of exchange rate changes on cash	$(34,414)	$814,568
Net increase (decrease) in cash and cash equivalents during the period	$(145,490)	$(1,724,924)
Cash and cash equivalents, beginning of period	$1,502,977	$8,530,864

Cash and cash equivalents, end of period	$1,357,487	$6,805,940

Cash Flows

Net Cash used by operating activities for the three month period ending June 30, 2012 was approximately $3.0 million compared to net cash provided by operating activities for the three month period ending June 30, 2011 of approximately $2.0 million. This change is primarily due to the expenditures made by the Company for the development of the strategic areas of GBS. The cash provided by investing activities during the three month period ending June 30, 2012 was approximately $3.4 million, compared to cash used in investing activities in the comparative period ending June 30, 2011 of approximately $3.4. This increase was primarily from the sale of intangible assets of approximately $1.8 million and an increase in financial assets of approximately $1.1 million which resulted from a decrease of intercompany loans (and related exchange costs) during the three month period ending June 30, 2012. Net cash used in financing activities decreased from approximately $1.1 million for the three month period ended June 30, 2011 to approximately $0.5 million for the three month period ended June 30, 2012. The decrease was primarily due to a debt to equity swap in GROUP Business Software AG and approximately $1.5 million provided from additional shares and warrants.

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

     ii.     Allocation of the price paid when acquiring subsidiaries. When the Company acquires subsidiary companies an allocation of the purchase is required. The allocation is based on management’s analysis of the value of the net assets, and is based on estimated future cash flows that each component will produce. Such components might include software, customer lists and other intangible assets that are not readily determinable. The allocation has a significant impact on the future earnings of the Company as certain assets, customer lists for example, must be amortized and charged to operations over time, while other assets, notably goodwill, does not.

     iii.     Impairment testing on intangibles and goodwill. As noted in more detail below, these areas involve numerous estimates as to expected cash flows, expected rates of return and other factors that are difficult to determine and are often out of the Company’s direct control. Accordingly, the Company adopts a conservative approach.

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

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company originally exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP (and retained its 50.1% shareholding by acquiring an additional 883,765 shares of GROUP on February 27, 2012). Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP became the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent Events

As previously reported by the Company, Joerg Ott resigned as the Chief Executive Officer (principal executive officer) of the Company on July11, 2012, effective immediately. Mr. Ott will continue in his capacity as the Chairman of the Company’s Board of Directors and as the Chief Executive Officer of GROUP. On July 11, 2012, the Board of Directors of the Company appointed Gary D. MacDonald as the Managing Director of Worldwide Operations and Interim Chief Executive Officer (principal executive officer) of the Company, effective immediately. Mr. MacDonald has been serving as the Company’s Executive Vice President and Chief Corporate Development Officer since April 30, 2010, a member of the Board of Directors since December 2, 2011 and a member of the Board’s Audit Committee since March 1, 2012.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved by the Securities and Exchange Commission).

Item 5. Other Information.

Item 6. Exhibits.

No.	Description
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: August 20, 2012	By:	/s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

