Form 10-Q/A
period 2012-06-30
GBS Enterprises Inc
filed 2012-09-13
CIK 1413754

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

Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 11, 2012, there were 29,431,664 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 20, 2012, for the following purposes:

1.	Updating Note 21 and the addition of Note 22 to the Company’s Unaudited Consolidated Financial Statements contained in Part I. Item 1. Financial Information;
2.	Updating information in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations pertaining to the Company’s sale of SD Holdings Ltd., Synaptris and Synaptris India to Lotus Holdings Ltd.;
3.	Amending Part I. Item 4. Controls and Procedures to state that the Company’s disclosure controls and procedures were not effective at June 30, 2012;
4.	Updating information Part II. Item 5. Other Information pertaining to Subsequent Events; and
5.	Furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the foregoing, no additional material changes have been made to the Company’s Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

The Company is also filing updated Exhibits 31 and 32 to this Amendment No. 1.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

TABLE OF CONTENTS

		Page No:
	PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	4
	Balance Sheet	5
	Statement of Operations	6
	Statement of Cash Flows	7
	Notes to the Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	58

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	[Removed and Reserved by the Securities and Exchange Commission]
Item 5.	Other Information	58
Item 6.	Exhibits	59
Signatures		60

3

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2012

(Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

June 30, 2012 and March 31, 2012

(Unaudited)

	June 30, 2012	March 31, 2012
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 6	1,357,487	1,502,977
Accounts Receivable - Note 7	8,228,657	4,936,887
Inventories - Note 3	121,880	236,712
Prepaid expenses - Note 8	541,813	459,363
Other receivables - Note 9	915,795	1,474,929
Assets held for Sale	-	24,107
Total current assets	11,165,632	8,634,975

Property, plant and equipment - Note 10	1,690,843	1,597,326
Financial assets - Note 11	938,243	1,998,194
Investment in related company, at equity - Note 5	265,438	244,219
Deferred tax assets	4,588,618	3,945,272
Goodwill - Note 12	35,210,705	39,744,686
Software - Note 13	14,195,605	14,039,149
Other assets - Note 14	96,070	246,140
Total non-current assets	56,985,522	61,814,986

Total assets	68,151,154	70,449,961

Liabilities and stockholders' equity
Current liabilities
Notes payable	-	1,381,821
Liabilities to banks - Note 15	11,270	19,651
Accounts payables and accrued liabilities - Note 16	5,533,048	5,919,788
Deferred income - Note 18	10,598,489	6,421,502
Other liabilities - Note 17	3,157,050	4,237,071
Due to related parties	569,391	1,175,103
Total current liabilities	19,869,247	19,154,936

Liabilities to banks - Note 19	3,886,791	3,463,483
Deferred tax liabilities	1,169,549	1,196,472
Retirement benefit obligation	155,157	150,632
Other liabilities - Note 20	117,713	2,906,238
Total non-current liabilities	5,329,210	7,716,825

Total liabilities	25,198,457	26,871,761

Stockholders' equity
Capital stock - Note 21
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Outstanding and Issued:
29,431,664 common stock (March 31, 2012: 28,211,664)	29,432	28,212
Additional paid in capital	49,346,693	47,902,913
Accumulated deficit	(13,922,428)	(12,970,652)
Other comprehensive income	251,248	476,773
Subscriptions received - Note 22	44,485

	35,749,430	35,437,246
Noncontrolling interest in subsidiaries	7,203,266	8,140,954

Total stockholders' equity	42,952,696	43,578,200

Total stockholders' equity and liabilities	68,151,154	70,449,961

Supplemental Cash Flow Disclosures - Note 25
Subsequent events - Note 26

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the three months Ended June 30, 2012 and June 30, 2011

(Unaudited)

	For the three months
	Ended June 30
	2012	2011
	$	$

Revenues - Note 23
Products	2,939,070	1,796,151
Services	5,369,581	3,880,279
	8,308,651	5,676,430
Cost of goods sold
Products	2,533,513	721,901
Services	2,539,574	1,867,447
	5,073,087	2,589,348
Gross profit	3,235,563	3,087,082

Operating expenses
Selling expenses	4,455,119	3,663,474
Administrative expenses	1,278,377	1,499,856
General expenses	156,703	202,304
	5,890,200	5,365,634

Operating income	(2,654,637)	(2,278,553)

Other Income (expense) - Note 24
Other Income (expense)	76,619	(658,569)
Interest income	1,299	11,382
Interest expense	(47,136)	(98,301)
	30,781	(745,488)

Income (loss) before income taxes	(2,623,856)	(3,024,040)

Income tax (income) expense	(659,341)	(1,036,877)

Net income (loss)	(1,964,515)	(1,987,163)
Net income (loss) attributable to non controlling interest	(1,012,739)	(172,271)

Net income (loss) attributable to stockholders	(951,776)	(1,814,893)

Other comprehensive income (loss)	150,474	814,568
Other comprehensive income (loss) attributable to non noncontrolling interest	75,051	406,469
Other comprehensive income (loss) attributable to stockholders	75,423	408,099
Net income (loss) and comprehensive income (loss) attributed to stockholders	(876,353)	(1,406,794)

Net earnings (loss) per share, basic and diluted	$(0.03)	(0.509)

Weighted Average number of common shares, basic and diluted	29,064,851	24,847,525

GBS Enterprises Incorporated

Interim Consolidated Statements of Cash Flows

For the three months ended June 30, 2012 and June 30, 2011

(Unaudited)

	June 30, 2012	June 30, 2011
	$	$

Cash flow from operating activties
Net loss / net income	(1,964,515)	(1,987,163)
Adjustments
Deferred income taxes	(616,488)	(1,051,345)
Depreciation and amortization	1,206,410	1,030,391
Write-down of Goodwill and Intangibles
Gains from equity investment	(21,219)	-
Loss (Gain) on Sale of Assets	(89,979)	0
Changes in operating assets and liabilities		-
Accounts receivable and other assets	(2,932,889)	1,705,817
Other Assets	150,070	(4,915)
Inventories	114,832	-
Accounts payable and other liabilities	1,170,667	2,270,840

Net cash provided (used) by operating activities	(2,983,110)	1,963,625

Cash flow from investing activties
(Purchase) Sale of intangible assets	1,797,868	(847,722)
(Purchase) Sale of property, plant and equipment	(310,721)	(64,164)
(Purchase) Sale of Subsidiaries		(600,000)
Proceeds from Sale of Subsidiaries		-
(Increase) Decrease in Financial assets	1,906,066	(1,246,776)

Net cash provided (used) in investing activities	3,393,214	(2,758,662)

Cash flow from financing activties
Net borrowings - banks	(394,814)	(780,277)
Other borrowings	(1,622,371)	(340,735)
Capital paid-in	224,485	-
Loans from related party	1,271,520	-

Net cash provided (used) in financing activities	(521,180)	(1,121,012)

Effect of exchange rate changes on cash	(34,414)	191,125

Net increase (decrease) in cash	(145,490)	(1,724,924)
Cash and cash equivalents - Beginning of the year	1,502,977	8,530,864

Cash and cash equivalents - End of year	1,357,487	6,805,940

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Note 1	INTERIM REPORTING

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc. (IDC”), a Delaware corporation with data centers in Chicago, New York, London and Frankfurt.. Pursuant to the acquisition agreement of July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment including debt assumption of $883,005 was $4,066,000. IDC is a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing. The Company believes that the acquisition of IDC provides it with the infrastructure needed to provide a comprehensive end-to-end solution for all customers regardless of their platform, and that it will prove to be especially beneficial to IBM Lotus Domino and Notes customers who finally have the same options as other platforms.

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Subsequent Sale of SD Holdings, Ltd. (SYN)

On April 1, 2012, the Company sold SYN, Synaptris and Synaptris India for $1,877,232 in a restructuring of its subsidiaries to simplify the multilevel structure derived from the historical mergers and acquisitions, and to reduce overhead and administrative costs. The details of the following restructure are detailed within Subsequent Events as they occurred outside of this financial statement date.

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Currency Risk

We use the US dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British pound and the Bulgarian Lev. . Accordingly, some assets and liabilities are incurred in those currency and we are subject to foreign currency risks.

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

The useful life of acquired software is between three and five years and three years for Company created software.

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Intangible assets obtained as part of an acquisition which do not meet the criteria for a separate entry are identified as goodwill. Goodwill is reviewed once a year during an impairment test, whereby the appraised fair value of the invested capital of the reporting unit, is compared with the carrying (book) value of its invested capital amount (including goodwill.) Use value is generally applied in order to determine the recoverability of goodwill and intangible assets with an indefinite useful life. The projected financial plan prepared by the management serves as the basis for this determination of use value and the planning assumptions are each adjusted for the current state of knowledge. Reasonable assumptions regarding macroeconomic trends and historical developments are taken into account in making these adjustments. Future estimated cash flows are determined based on the expected growth rates of the markets in question.

If the carrying amount of the reporting unit exceeds the appraised fair value, the impairment based on use value measures the amount of loss, if any, and an unscheduled amortization expense is recorded. If the appraised value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

Property, Plant and Equipment

Property, plant and equipment are valued at acquisition or manufacturing costs reduced by scheduled and, if necessary, unscheduled depreciation. Fixed assets are depreciated on a straight-line basis, prorated over their expected useful life. Scheduled depreciation for property, plant and equipment is based on useful lives of 3 to 10 years. Leasehold Improvements are depreciated up to 40 years.

If fixed assets are sold, retired or scrapped, the profit or loss arising from the difference between the net sales proceeds and the residual book value are included under other operating earnings and expenses.

Impairment or Disposal of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC topic, 360.10. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its’ expected cash flows or appraised value In this instance, the asset is considered to be impaired and is written down to fair value.

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Revenue Recognition

Sources of Revenues:

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. Pricing models have generally been based either upon the physical infrastructure, such as the number of physical desktop computers or servers, on which our software runs or on a per user basis. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software and the software key to provide full access to all functionalities for our customers. In general, our invoices reflect license, service and maintenance components. In the case of multi element contracts, the revenues allocated to the software license represent the residual amount of the contract after the fair value of the other elements has been determined. Certain products of our software offering are licensed on a subscription basis.

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. With the objective of reducing the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-loved asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having the likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed beginning April 1, 2013. Adoption of this new standard is not expected to have significant impact to the Company’s financial statement.

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

We have recorded the acquired assets and liabilities of Group Business Software Enterprises, Inc. on the acquisition date of January 6, 2011, at their fair value and the operations of Group Business Software Enterprises, Inc. have been included in the consolidated financial statements since the acquisition date.

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Fiscal year-end reporting

The Company has a March 31 year-end. As noted in General Corporate History above, GROUP is a publicly traded company on the Frankfurt Stock Exchange. It has always reported on that exchange using a December 31 year-end reporting date. The Company’s other subsidiary companies also have December 31 year-ends. The consolidation of these entities for financial reporting purposes for the Company’s June 30, 2012 quarter end has been performed without any adjustments for timing differences between these two reporting dates in accordance Regulation S-X Rule 3A-02 (the ‘93 day rule”). Intervening events which materially affect the financial position or results of operations have been recognized.

Note 4	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation:

		Stockholders'			Profit
		Equity	Percentage of		of the	Date
		as of 06.30.12	Subscribed Capital		consolidated quarter	of the First
	Headquarters	KUSD	KUSD	in %	KUSD	Consolidation
ebVOKUS Software GmbH	Dresden	351	54	50.1%	-58	01/11/2005
GROUP Business Software (UK) Ltd.	Manchester	-1,290	23	50.1%	-28	12/31/2005
GROUP Business Software Corp.	Woodstock	-9,389	1	50.1%	-1,623	12/31/2005
GROUP LIVE N.V.	Den Haag	-3,534	134	50.1%	-2	12/31/2005
Permessa Corporation	Waltham	-5	0	50.1%	667	09/22/2010
Relavis Corporation	Woodstock	-834	2	50.1%	-25	01/08/2007
GROUP Business Software AG	Eisenach	20,810	36,107	Reverse 50,1%	-1,025	06/01/2011
Pavone GmbH	Boeblingen	-197	47	100%	-162	01/04/2011
Pavone Ltd.	North Yorkshire	-71	584	100%	-4	01/04/2011
Groupware Inc.	Woodstock	-482	1	100%	0	01/06/2011
IDC Global, Inc.	Chicago	2,429	0	100%	111	07/25/2011

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

At the year end of March 31, 2012, there were seventeen of these subsidiaries (KUSD = 1,000’s of US Dollars) and the following transactions have taken place:

As previously reported, Group Technologies GmbH was sold this Company on March 08, 2012 for a price of 49 KUSD and was deconsolidated out of the June 30, 2012 statements.

As reported in Subsequent Events, on July 6, 2012 and August 9, 2012, Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. Pavone GmbH is a wholly-owned subsidiary of the Company. The mergers were consummated solely for administrative purposes and therefore the results for Pavone AG and Groupware AG were combined and shown within Pavone GmbH for June 30, 2012.

As reported in General Corporate History, SD Holdings, Ltd, Synaptris, Inc. and Synaptris Private Decisions, Ltd. were sold on April 1, 2012 and therefore not included in the consolidation of June 30, 2012.

Note 5	ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's acquired B.E.R.S AD for 265 (KEUR). The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value. In the quarter ended June 30, 2012, the proportionate share of the loss was 11 KUSD (March 31, 2012 year end: -35 KUSD.)

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 03.31.2010	4,538	4,262	276
Additions	164	120
Disposals	292	226
Currency differences	84	40
Reclassifications	0	0
Updated 03.31.2011	4,494	4,196	298
Additions	4,302	3,018
Disposals	58	72
Currency differences	273	273
Reclassifications	0	0
Updated 03.31.2012	9,011	7,414	1,597
Additions	228	124
Disposals	-208	-208
Currency differences	118	110
Reclassifications	-240	-222
Updated 06.30.2012	8,909	7,218	1,691

Note 11	LONG TERM FINANCIAL ASSETS

The major components of the Financial Assets include the following:

	KUSD	KUSD
	6/30/2012	3/31/2012
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $ 20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	780	777
Current portion, included in other current receivables	240	233
Subtotal	540	544
Intercompany Loan Values during the quarter	393	1,449
Other Long Term Receivables	6	5
Balance	939	1,998

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Note 12	GOODWILL

Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE 2012 in kUSD	Goodwill Q1 2012/2013 in kUSD
GROUP Business Software AG	01/06/11	20,813.0	18,492.2
GROUP Business Software Corp.	12/31/05	2,177.5	2,177.5
GROUP LIVE N.V.	12/31/05	0.0	0.0
GROUP Business Software Ltd	12/31/05	2,765.1	2,765.1
ebVOKUS Software GmbH	10/01/05	443.6	443.6
Relavis Corporation	08/01/07	0.0	0.0
Permessa	09/22/10	2,387.4	2,387.4
Pavone AG	04/01/11	4,956.4	4,956.4
Groupware Inc.	06/01/11	994.1	994.1
IDC	07/25/11	2,994.4	2,994.4
SD Holding	09/27/11	2,213.1
		39,744.7	35,210.7

During the period ended June 30, 2012, the Company sold SD Holdings, Ltd and reduced the goodwill associated with this subsidiary. A reduction in goodwill was also necessary for GROUP Business Software AG. To retain the current level of ownership of 50.1%, the Company bought out a debt to equity swap of Group Business Software AG for additional shares. This had the effect of negative Goodwill.

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

The development costs arising in the reporting period result from the personnel costs attributed to the development work as well as overhead costs, provided that these are related to the development work and do not represent general administrative costs. The ascribable overhead costs are directly recognized.

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

The useful life spans were based uniformly throughout the Company according to those used by the parent company. Scheduled amortization is performed over a period from three to ten years.

The useful life of the domain “gbs.com”, was estimated as unlimited. This is because no other legal, contractual or other factors exist which would limit its useful life. It is not systematically amortized, but rather annually. Should there exist signs indicating towards impairment it is tested for recoverability and, if necessary, written down to the amount which could be obtained for it if sold.

Amortization of concessions, industrial property and similar rights and assets, as well as licenses to such rights and assets are presented in the profit and loss statement under "Depreciation and Amortization."

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 03.31.2010	34,143	21,114	13,029
Additions	7,862	3,916
Disposals	1,656	1,021
Currency differences	-9	-185
Reclassifications	0	0
Updated 03.31.2011	40,339	23,824	16,515
Additions	3,524	8,650
Disposals	3,945	3,588
Currency differences	-929	-1,272
Reclassifications	2,665	0
Updated 03.31.2012	41,653	27,614	14,039
Additions	1,088	1,070
Disposals	-25	-5
Currency differences	895	736
Reclassifications	0	0
Updated 06.30.2012	43,612	29,416	14,196

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Note 14	OTHER ASSETS

Re-insurance claims of 96 KUSD from life insurance (reinsurance of pension obligations) were recognized as actuarial reserves. Valuations from the insurance companies form the basis for these claims. Earnings from interest on the financial assets were recognized according to the cost of liabilities from pension obligations presented in the pension plan costs (March 31, 2012 year end: 246 KUSD).

Note 15	LIABILITIES TO BANKS - CURRENT

Short term liabilities to banks represent an operating line of credit, bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD (March 31, 2012 year end: 20 KUSD).

Note 16	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,885 KUSD (March 31, 2012 year end: 2,235 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are createdas of the financial statement datein an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur ,in careful assessment,are accrued.

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

	Status				Currency	Status
KUSD	03.31.12	Utilization	Dissolution	Increase	Differences	06.30.12
Tax provision	2	2	0	0	0	0
Salary	942	572	24	236	16	597
Vacation	439	-55	30	79	12	555
Workers Compensation Insurance Association	27	-1	0	4	1	33
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	16	0	5	0	6
Outstanding Invoices	1,000	691	60	593	22	864
Annual Financial Statement Costs	310	147	0	64	3	229
Other Provisions	818	654	0	57	6	227
Warranties	60	0	0	0	2	61
Provision for Legal Costs	71	0	0	0	2	73
Total	3,685	2,026	114	1,039	64	2,648

Provisions for salaries of 597 KUSD (March 31, 2012 year end: 942 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period..

Vacation provisions of 555 KUSD March 31, 2012 year end: 439 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 864 KUSD (March 31, 2012 year end: 1,000 KUSD) was created.

Other Provisions of 227 KUSD (March 31, 2012 year end: 818 KUSD) include accruals for Board of Director compensation (32 KUSD).

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 229 KUSD (March 31, 2012 year end: 310 KUSD).

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

A provision for anticipated legal consulting of 73 KUSD was recorded (March 31, 2012 year end: 71 KUSD).

For warranty claims, a provision of 61 KUSD (March 31, 2012 year end: 60 KUSD) was created determined by service income..

Note 17	OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 3,157 KUSD (March 31, 2012 year end: 4, 237 KUSD) includes the following obligations and payments currently due: :

Other Short-Term	06.30.12	3.31.12
Liabilities	KUSD	KUSD
Purchase Assets L911	1,100	1,094
Purchase Assets Fastworks	0	0
Purchase Assets Permessa	750	1,900
Purchase Assets Salesplace	0	0
Tax Liabilities	847	724
Purchase Archiving Software	333	324
Other Liabilities	126	196
	3,157	4,237

Note 18	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 10,498 KUSD (March 31, 2012 year end: 6,421 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. . They are amortized on a straight-line basis over their respective contract terms.

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

Other long-term liabilities include long-term capital leases of 117 KUSD as of the financial statement date (March 31, 2012 year end: 2,906 KUSD).

Note 21	COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $001. No preferred shares have been issued. As at June 30, 2012, there were 29,431,664 shares of common stock outstanding of which 30 have not yet been issued. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

In March, 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The net proceeds of this offering were $6,839,327.25.

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

The number of shares of Common Stock issuable upon the exercise of the Private Placement Warrants and Investor Warrants and corresponding exercise prices are subject to adjustment in the event of a stock split, dividend, recapitalization, reclassification and otherwise. The Private Placement Warrants and Investor Warrants are only exercisable by the payment of cash. Pursuant to the terms of the Private Placement Warrants and Investor Warrants, the warrant holders are required to exercise their Warrants, in the event our Common Stock trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days. Also, throughout the three year exercise period of the Private Placement Warrants and Investor Warrants, the Company has the right to redeem the Warrants for $0.05 per share.

On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a purchase price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On April 28, 2012, $632,500 in notes payable to RealRisk Ventures, LLC (“RealRisk”) was converted into 550,000 shares of common stock and to receive the warrant described below. On February 22, 2012, the Company had issued a Convertible Promissory Note (the “RealRisk Note”) to RealRisk in the principal amount of $632,500 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the RealRisk Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. The outstanding principal and interest under the RealRisk Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the RealRisk Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 550,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share. .

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

On April 30, 2012, $ 632,500 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) was converted into 550,000 shares of common stock and a warrant described below. On January 5, 2012, the Company had issued a Convertible Promissory Note (the “Lotus Note”) to Lotus Holdings for the principal amount of $500,000 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. The outstanding principal and interest under the Lotus Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the Lotus Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 500,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share.

On May 15, 2012, the Company issued 150,000 unregistered shares of Common Stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Other changes in common stock are disclosed in Note 24, Supplementary Cash Flow Disclosures.

Warrants and Options

The Company has issued warrants to outside consultants in payments for services provided as detailed in the following schedule. The warrants are issued as “cashless” warrants and all have a three-year term with the exception of the Ventana Capital Partners’ warrant which has a 30 month term. Each warrant is exercisable into one share of common stock. The warrants have been valued using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below. The valuation of the warrants issued in the quarter ending June 30, 2012 is for disclosure purposes only as the charge is related to the cost of issuing the shares and there is no impact to the financial statements. The warrants issued on April 1, 2011, whose value was determined to be $34,000, was included as compensation expense and credited to additional paid in capital in fiscal 2012. There are no stock options issued by the Company to employees or other parties.

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Black Scholes assumptions for warrants issued were as follows:

For the period ending June 30, 2012 -

Volatility -	77.1%

Risk free interest rate -	1.19%

Expected life -	3 years

Dividend rate -	Nil

Summary of Warrants Issued:
Outside Consultants	Grant Size	Strike Price	Val. Date	Stock Value at Val. Date	Warrant Value at Val. Date
Ventana Capital Partners	2,000,000	$4.00	10/1/2010	$0.03	$0.00
Frank J. Pena	117,880	$1.50	3/14/2011	$0.91	$0.34
Garwood Securities, LLC	117,880	$1.50	3/14/2011	$0.91	$0.34
Jackson E. Spears	421,520	$1.50	3/14/2011	$0.91	$0.34
William Gregozeski	50,000	$1.50	3/14/2011	$0.91	$0.34
Frank J. Pena	3,000	$1.50	3/14/2011	$0.91	$0.34
Garwood Securities, LLC	2,400	$1.50	3/14/2011	$0.91	$0.34
Jackson E. Spears	9,600	$1.50	3/14/2011	$0.91	$0.34
Ronald J. Everett	100,000	$1.50	4/1/2011	$0.91	$0.34

Common Stock Warrants	Common	Valuation	Fair Value Per	Warrants Fair
Issued to Outside Consultants	Shares	Date	Warrant	Value

Common Stock Warrants issued on October 1, 2010	2,000,000	10/1/2010	$0.00	$0

Common Stock Warrants issued on March 14, 2011	707,280	3/14/2011	$0.34	$240,475

Common Stock Warrants Granted on March 24, 2011	15,000	3/24/2011	$0.34	$5,100

Common Stock Warrants Granted on April 1, 2011	100,000	4/1/2011	$0.34	$34,000

Total Warrants' Fair Value				$279,575

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

None of these warrants have been exercised.

As noted above, through a private placement, the Company issued 6,044,000 warrants which allowed the holder to purchase one share of common stock of the Company from the date of the grant until the third anniversary of the date of the grant for a purchase price of $1.50 per share.

In March, 2012, the Company issued an aggregate of 2,020,000 warrants to five “accredited investors” pursuant to Section 4(2) of the Securities Act. Each investor warrant is exercisable for the three-year period commencing from the date of issuance for $0.50 per share of Common Stock and has the same terms as the Private Placement Warrants.

The Company will not receive any proceeds from the sale of shares of Common Stock by the Selling Stockholders. It will, however, receive proceeds in the event the Private Placement Warrants and Investor Warrants are exercised by the Selling Stockholders. As of the financial statement date, the Selling Stockholders have exercised an aggregate of 2,025,000 Private Placement Warrants and 900,000 Investor Warrants, for gross proceeds of $3,487,500. If the outstanding 4,019,000 Private Placement Warrants and 1,120,000 Investor Warrants are exercised, an aggregate of $6,588,500 in additional gross proceeds will be received. However, there can be no assurance that any additional warrants will be exercised.

A recap of the warrants outstanding as at June 30, 2012, which expire in March, 2014 is as follows:

Number of
Warrants	Exercise price	Expiration date

2,000,000	$4.00	6/1/2013

707,280	$1.50	3/14/2014

15,000	$1.50	3/24/2014

3,199,000	$1.50	3/31/2014

100,000	$1.50	4/1/2014

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

The weighted average exercise price at March 31, 2012 was $2.32

The weighted average exercise price at June 30, 2012 was $ 2.32

Note 22	SUBSCRIPTIONS RECEIVED

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per Unit, for a total purchase price of $45,000. Each Unit consists of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

As of June 30, 2012, the shares remain unissued and therefore classified as subscriptions received on the financial statement.

Note 23	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the three months ended June 30, 2012, June 30, 2011 and the twelve months ended March 31, 2012 are as follows:

	06.30.12	06.30.11	3.31.12
Sales Revenues	KUSD	KUSD	KUSD

Licenses	1,189	1,092	5,327
Maintenance	2,654	2,655	11,851
Service	2,715	1,225	8,675
Third-Party Products	639	397	2,302
LND Third-Party Products	1,089	285	3,607
Others	22	23	181

	8,309	5,676	31,944

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Revenues by geographical area for the three months ended June 30, 2012, June 30, 2011 and the twelve months ended March 31, 2012 are as follows:`

Sales Revenues	06.30.12	06.30.11	3.31.12
by geographic area	KUSD	KUSD	KUSD

US	3,054	1,942	9,359
Germany	5,026	3,454	20,624
United Kingdom	229	280	1,110
Others	0	0	849

	8,309	5,676	31,944

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	06.30.12	06.30.11	3.31.12
by geographic area	KUSD	KUSD	KUSD

US	1,407	103	1,284
Germany	280	241	292
United Kingdom	4	3	3
Others	0	0	19

	1,691	347	1,597

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

Note 24	OTHER INCOME/EXPENSE

Other income of 77 KUSD (March 31, 2012 year end: -647 KUSD) includes investments of associate companies of 11 KUSD and Other miscellaneous income.

Note 25	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions for the period ending June 30, 2012 and year ended March 31, 2011 and March 31, 2012 were as follows:

a.	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
b.	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.
c.	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.
d.	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.
e.	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

Note 26	SUBSEQUENT EVENTS

The Company adheres to the 93 day rule with respect to its subsidiaries that have a year end of December 31.

The following events happened after March 31, 2012 but before June 30, 2012:

None

Notes to the Interim Financial Statements

June 30, 2012

GBS Enterprises Incorporated

The following events happened after June 30, 2012:

Pursuant to an existing transfer agreement, effective as of July, 1, 2012, the Company entered into a purchase agreement with SD Holdings, Ltd. (“SYN”) for $1,877,232, and acquired all assets including intellectual property rights and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India.

In addition, a royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products.

On August 1, 2012, the Company acquired the shares of GBS India Private Limited, an incorporated entity formed under the Indian Companies Act 1956, for operations as GBS, India.

On July 6, 2012 and August 9, 2012, Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

On July 11, 2012 Joerg Ott resigned as the Chief Executive Officer (principal executive officer) of the Company effective immediately.  Mr. Ott will continue in his capacity as the Chairman of the Company’s Board of Directors and as the Chief Executive Officer of GROUP.  On July 11, 2012, the Board of Directors of the Company appointed Gary D. MacDonald as the Managing Director of Worldwide Operations and Interim Chief Executive Officer (principal executive officer) of the Company, effective immediately.  Mr. MacDonald has been serving as the Company’s Executive Vice President and Chief Corporate Development Officer since April 30, 2010, a member of the Board of Directors since December 2, 2011 and a member of the Board’s Audit Committee since March 1, 2012.

On August 13, 2012, the Company entered into a Note Purchase and Security Agreement with John A. Moore, a member of the Board of Directors of the Company, and his spouse pursuant to which the Company sold a secured promissory note in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with a 2% prepayment penalty. To secure the obligations of the Company under the note, the Company granted a first priority security interest in the accounts receivable of the Company and its subsidiaries located in the United States of America on a one-for-one (1:1) basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections in the Company’s 10-K for the fiscal year ended March 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report , which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

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

Based on GBS’s unique concentration of industry talent and expertise, mainly in the areas inside and around IBM Lotus Notes/Domino, inside and around corporate messaging (IBM, Microsoft, SMTP) and inside and around IT environmental and application assessment, analysis and reporting, commercial and governmental customers, as well as SIs and channel partners are able to rely on the industry leading strategic and tactical advisory services for evaluating, planning, staffing and execution of any customer project. GBS Consulting Services’ global teams of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk.

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

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) pursuant to an Asset Purchase Agreement in consideration for an aggregate of 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 of the outstanding shares of common stock from the selling shareholders of SWAV in consideration for an aggregate purchase price of $370,000. As a result of the two sets of transactions, Lotus owned an aggregate of 14,250,010 shares of common stock of SWAV, representing approximately 95.0% of the 15,000,000 shares of SWAV common stock outstanding on April 26, 2010.

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

Acquisitions and Sales of Subsidiary Companies

Since the fiscal year beginning April 1, 2011, we have successfully consummated the following subsidiary transactions described below

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

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc., a Delaware corporation with offices in Chicago, New York, London and Frankfurt (“IDC”). Pursuant to the acquisition agreement, dated July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and make a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC is a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing. The Company believes that the acquisition of IDC provides it with the infrastructure needed to provide a comprehensive end-to-end solution for all customers regardless of their platform, and that it will prove to be especially beneficial to IBM Lotus Domino and Notes customers who finally have the same options as other platforms.

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

On April 1, 2012, the Company sold SYN, Synaptris and Synaptris India to Lotus Holdings Ltd. for a purchase price of $1,877,232 in an effort to restructure the Company’s multilevel subsidiary-structure derived from the historical mergers and acquisitions, and to reduce overhead and administrative costs.

SYN has a year end of March 31, 2012 and as such was included in the Company’s consolidated financial statements as of March 31, 2012. No valuations for this entity are included in this quarterly filing pursuant to the sales transaction on April 1, 2012.

Overview of Cloud Computing Technology and Industry Trends

Cloud computing is a general term for anything that involves delivering hosted services over the Internet. These services are broadly divided into three categories: Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS).

IaaS providers have massive data centers that can handle the data run over the cloud, the largest of which is Amazon.com. PaaS providers offer the actual cloud platform that runs on the IaaS data centers and can deploy the applications (SaaS products).  Some of the leading PaaS providers include Amazon Web Services, Microsoft Azure Services Platform, Google App Engine, and Rackspace Cloud. SaaS delivers applications on the cloud, which simplify product licensing and maintenance.  The SaaS market was first filled by a number of CRM (Customer Relationship Management), ERP (Enterprise Risk Management) and email applications but has spread into nearly all other types of software.  Leading providers in this space include Salesforce.com, Google and Zoho as well as IBM’s Lotus Live suite.

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

•	Cash and Cash Equivalents decreased from $1,502,977 at March 31, 2012 to $1,357,487 at June 30, 2012 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology and the associated costs necessary to build and implement the go to market strategy.

•	Accounts Receivable increased from $4,936,887 at March 31, 2012 to $8,228,657 at June 30, 2012 which includes a $1,877,232 receivable from the sale of SD Holdings, Ltd., as well as increased accounts receivables resulting from ordinary sales processes of approximately $1,500,000 in other subsidiaries.

•	Inventories decreased from $236,712 at March 31, 2012 to $121,880 at June 30, 2012 primarily from the sale of finished goods within Groupware AG.

•	Prepaid Expenses increased from $459,363 at March 31, 2012 to $541,813 at June 30, 2012.

•	Other Receivables decreased from $1,474,929 at March 31, 2012 to $915,795 at June 30, 2012. The decrease was primarily due to the collection of a previous warrant payment in escrow ($250,000) and a decrease in a receivable (approximately $405,000) which was included in the sale of SD Holdings, Ltd. An increase in tax assets (approximately $163,000) and a receivable from a previous sale of a business unit (approximately $7000) as well as a decrease in deposits account and other (approximately $74,000) account for the remainder of the change in balance.

•	Assets held for Sale decreased from $24,107 at March 31, 2012 to $0 at June 30, 2012 from the residual assets associated with the previously reported sale of Group Technologies GmbH for $49,256 on March 8, 2012.

At June 30, 2012, our Total Non-Current Assets were $56,985,522 as compared to $61,814,986 at March 31, 2012. Total Non-Current Assets consist of: Property (plant and equipment), Financial Assets, Investments in Related Company, Deferred Tax Assets, Goodwill, Software and Other Assets.

•	Net Property (plant and equipment) increased from $1,597,326 at March 31, 2012 to $1,690,843 at June 30, 2012 attributable primarily to additional assets purchased within IDC Global, Inc. ( approximately $139,000), the sale of SD Holdings’ fixed assets (approximately $18,000) with the remainder being current depreciation charges.

•	Financial Assets decreased from $1,998,194 at March 31, 2012 to $938,243 at June 30, 2012, which includes a decrease in intercompany loans of approximately $1,050,000.

•	Investments in Related Company increased from $244,219 at March 31, 2012 to $265,438 at June 30, 2012.

•	Deferred Tax Assets increased from $3,945,272 at March 31, 2012 to $4,588,618 at June 30, 2012 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.

•	Goodwill decreased from $39,744,686 at March 31, 2012 to $35,210,705 at June 30, 2012 and consisted of the goodwill associated with eight business entities. The decrease during the quarter resulted from the sale of SD Holdings with goodwill of $2,213,100. There was a reduction of $2,320,844 for negative goodwill described in Note 12.

•	Software increased from $14,039,149 at March 31, 2012 to $14,195,605 at June 30, 2012, 2012 as a result of the quarterly calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

•	Other Assets decreased from $246,140 at March 31, 2012 to $96,070 at June 30, 2012. This decrease was due to tax credits and other deposits divested with the sale of SD Holdings, Ltd.

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

•	Notes Payable decreased from $1,381,821 at March 31, 2012 to $0 at June 30, 2012. $1,286 was converted into shares of GROUP AG with the balance being repaid in cash.

•	Liabilities to Banks decreased from $19,651 at March 31, 2012 to $11,270 at June 30, 2012 on payments of a line of credit by a subsidiary.

•	Accounts Payable and Accrued Liabilities decreased from $5,919,788 at March 31, 2012 to $5,533,048 at June 30, 2012. This includes trades payables, tax accruals and other accruals as detailed in Note 16..

•	Deferred Income increased from $6,421,502 at March 31, 2011 to $10,598,489 at June 30, 2012 encompassing maintenance income collected in advance after the close of the fiscal quarter. The increase relates to contracts for annual services which are routinely billed to customers in the first quarter.

•	Other Liabilities of $4,237,071 at March 31, 2012 decreased to $3,157,050 at June 30, 2012 primarily as a result of a $1,150,000 payment made to the shareholders of Permessa Corporation for the initial purchase of this entity. Payments reclassified from long term to currently due on prior purchases of software (approximately $16,000), tax liabilities and other receivables (approximately $54,000) were increases within this account.

•	Amounts Due to Related Parties decreased from $1,175,103 at March 31, 2012 to $569,391 at June 30, 2012.

At June 30, 2012, our Total Non-Current Liabilities were $5,329,210, compared to $7,716,825 at March 31, 2012. Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Other Liabilities.

•	Liabilities to Banks increased from $3,463,483 at March 31, 2012 to $3,886,791 at June 30, 2012 and consisted of a long-term business line of credit due to the Baden-Württembergische Bank. The increase in notes payable is due to the funding of expenditures consistent with the advancement of our technology and overall business plan.

•	Deferred Tax Liabilities decreased from $1,196,472 at March 31, 2012 to $1,169,549 at June 30, 2012 resulting from the deferred taxes associated with the capitalization of software expenses, the purchase price allocation of acquired assets, and the temporary adjustment of depreciation.

•	Retirement Benefit Obligation increased from $150,632 at March 31, 2012 to $155,157 at June 30, 2012.

•	Other Liabilities decreased from $2,906, 238 at March 31, 2012 to $117,713 at June 30, 2012 primarily as a result of the exercise of convertible debt to capital in GROUP AG shares ($2,266,075), convertible debt to capital in Company shares ($632,500) and an increase in a capital lease (approximately $110,000).

Revenues

For the fiscal quarter ended June 30, 2012, our Net Sales increased to $8,308,651 from $5,676,430 for the fiscal quarter ended June 30, 2011. The Company generates nets sales from Licenses, Maintenance, Services, Third-Party Products and Others.

Product revenue increased from $1,796,151 to $2,939,070. An increase in Third Party Products primarily accounted for the increase (approximately $1,046,000) with an increase in revenue licenses also contributing (approximately $ 97,000).

The increase of Service revenue from $3,880,279 to $5,369,581 generated from the service driven acquisitions of Pavone AG in April, 2011 (approximately $633,000) and IDC Global, Inc. in July, 2011 (approximately $1,357,000) with a decrease (approximately $501,000) from other subsidiaries.

Cost of Goods Sold

For the fiscal quarter ended June 30, 2012, our Cost of Goods Sold increased to $5,073,087 from $2,589,348 over the fiscal quarter ended June 30, 2011.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Within Cost of Goods Sold was an increase of $1,811,612 for costs related to the Products Division of Revenue and an increase of $672,127 for the associated costs within the Services Division of Revenue. Increases were in the following categories: materials (approximately $1,812,000) salaried personnel (approximately $301,000), depreciation (approximately $165,000), and operating costs (approximately $390,000). Other Income recorded within Cost of Goods Sold presented a decrease to the overall expense category (approximately 184,000 and related to the capitalization of software.

Cost of Goods Sold increases were primarily associated with the recent acquistions of Pavone and IDC Global (approximately $1,180,000) and the additional material costs incurred through GROUP AG (approximately $ 1,215,000).

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

For the quarter ended June 30, 2012 a statutory tax range from 23% to 34% has been applied resulting in an expected income tax recovery of $7,986,000. This is reduced by price allocations from consolidation of $2,798,000, permanent differences of $1,061,000, temporary differences of $ 66,000, effect of tax rate changes of $ 593,000, valuation allowances of $ 561,000 and an increase of deferred income tax assets of $ 207,000. The total amount of income tax recovery has been $ 3,114,000.

Liquidity & Capital Resources

At June 30, 2012 we had $1,357,487 in cash and cash equivalents, compared to $1,502,977 at March 31, 2012. At June 30, 2012, the Company had an accumulated deficit of $13,922,428 and stockholders’ equity of $42,952,697.

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

On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a purchase price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On April 28, 2012, $632,500 in notes payable to RealRisk Ventures, LLC (“RealRisk”) were converted into 550,000 shares of common stock and to receive the warrant described below. On February 22, 2012, the Company had issued a Convertible Promissory Note (the “RealRisk Note”) to RealRisk in the principal amount of $632,500 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the RealRisk Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. The outstanding principal and interest under the RealRisk Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the RealRisk Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 550,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share.

On April 30, 2012, $ 632,500 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted into 550,000 shares of common stock and a warrant described below. On January 5, 2012, the Company had issued a Convertible Promissory Note (the “Lotus Note”) to Lotus Holdings for the principal amount of $500,000 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. The outstanding principal and interest under the Lotus Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the Lotus Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 500,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share.

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per Unit, for a total purchase price of $45,000. Each Unit consists of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. As of June 30, 2012, the Company has not issued these the 30,000 shares of Common Stock underlying under the Units but such shares are deemed to be beneficially owned by Mr. Ernst.

On May 15, 2012, the Company issued 150,000 unregistered shares of Common Stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On August 13, 2012, the Company entered into a Note Purchase and Security Agreement with John A. Moore, a member of the Board of Directors of the Company, and his spouse (collectively, the “Lender”) pursuant to which the Company sold a secured promissory note (the “Note”) to the Lender in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with a 2% prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in the accounts receivable of the Company and its subsidiaries located in the United States of America on a one-for-one (1:1) basis. The Company intends to use the proceeds for working capital purposes.

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all.

Cash Flows

	Fiscal Quarter Ended	Fiscal Quarter Ended
	June 30,	June 30,
	2012	2011
Net cash provided (used in) Operating Activities	$(2,983,110)	$1,963,625
Net cash provided by (used in) Investing Activities	$3,393,214	$(2,758,662)
Net cash provided (used in) by Financing Activities	$(521,180))	$(1,121,012)
Effect of exchange rate changes on cash	$(34,414)	$191,125
Net increase (decrease) in cash and cash equivalents during the period	$(145,490)	$(1,724,924)
Cash and cash equivalents, beginning of period	$1,502,977	$8,530,864

Cash and cash equivalents, end of period	$1,357,487	$6,805,940

Cash Flows

Net Cash used by operating activities for the three month period ending June 30, 2012 was approximately $3.0 million compared to net cash provided by operating activities for the three month period ending June 30, 2011 of approximately $2.0 million. This change is primarily due to the expenditures made by the Company for the development of the strategic areas of GBS. The cash provided by investing activities during the three month period ending June 30, 2012 was approximately $3.4 million. This increase was primarily from the sale of intangible assets of approximately $1.8 million and an increase in financial assets of approximately $1.9 million which resulted from a decrease of intercompany loans (and related exchange costs) during the three month period ending June 30, 2012. Net cash used in financing activities decreased from approximately $1.1 million for the three month period ended June 30, 2011 to approximately $0.5 million for the three month period ended June 30, 2012. The decrease during the three month period was primarily due to a debt to equity swap in GROUP Business Software AG and approximately $1.5 million provided from the issuance of additional shares and warrants.

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

Currency Risk

We use the US dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British pound and the Bulgarian Lev. Accordingly, some assets and liabilities are incurred in those currencies and we are subject to foreign currency risks.

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

Goodwill and other Intangible Assets

Intangible assets predominately include goodwill, acquired software and capitalized software development.. Intangible assets acquired in exchange for payment are reflected at acquisition costs. If the development costs can be capitalized per ASC 985-20-25, these are reflected as ascribable personnel and overhead costs.

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

The useful life of acquired software is between three and five years and three years for Company-created software.

Intangible assets obtained as part of an acquisition which do not meet the criteria for a separate entry are identified as goodwill. Goodwill is reviewed once a year during an impairment test, whereby the appraised fair value of the invested capital of the reporting unit, is compared with the carrying (book) value of its invested capital amount (including goodwill.) Use value is generally applied in order to determine the recoverability of goodwill and intangible assets with an indefinite useful life. The projected financial plan prepared by the management serves as the basis for this determination of use value and the planning assumptions are each adjusted for the current state of knowledge. Reasonable assumptions regarding macroeconomic trends and historical developments are taken into account in making these adjustments. Future estimated cash flows are determined based on the expected growth rates of the markets in question.

If the carrying amount of the reporting unit exceeds the appraised fair value, the impairment based on use value measures the amount of loss, if any, and an unscheduled amortization expense is recorded. If the appraised value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

Property, Plant and Equipment

Property, plant and equipment are valued at acquisition or manufacturing costs reduced by scheduled and, if necessary, unscheduled depreciation. Fixed assets are depreciated on a straight-line basis, prorated over their expected useful life. Scheduled depreciation for property, plant and equipment is based on useful lives of 3 to 10 years. Leasehold Improvements are depreciated up to 40 years.

If fixed assets are sold, retired or scrapped, the profit or loss arising from the difference between the net sales proceeds and the residual book value are included under other operating earnings and expenses.

Impairment or Disposal of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC topic, 360.10. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its’ expected cash flows or appraised value In this instance, the asset is considered to be impaired and is written down to fair value.

Revenue Recognition

License Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. Pricing models have generally been based either upon the physical infrastructure, such as the number of physical desktop computers or servers, on which our software runs or on a per user basis. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software and the software key to provide full access to all functionalities for our customers. In general, our invoices reflect license, service and maintenance components. In the case of multi element contracts, the revenues allocated to the software license represent the residual amount of the contract after the fair value of the other elements have been determined. Certain products of our software offering are licensed on a subscription basis.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. With the objective of reducing the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-loved asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having the likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed beginning April 1, 2013. Adoption of this new standard is not expected to have significant impact to the Company’s financial statement.

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

Due to recent conversations with the SEC, the Company intends to change its fiscal year end from March 31 to the calendar year end beginning with the 2013 to be the first fiscal year to correspond with the fiscal year end of GROUP. The Company believes these changes will allow the simplification of transaction and reporting processes to support future growth. Historical results will not be restated. In addition, the Company intends to amend its annual report on Form 10-K for the fiscal year ending March 31, 2012 and the quarterly report for the first, second and third quarters of that fiscal year and the first and second quarters of this fiscal year to reflect the change in the Company's fiscal year end to a calendar year end.

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

However, subsequent to our June 30, 2012 financial statement date, and as described more fully in the Principles of Consolidation and Reverse Merger, we believe we have sufficiently remedied any disclosure control and procedure that was deemed ineffective during the previous evaluation. This was accomplished by a decision to change our fiscal year to December 31st, and the shift from the principles of Regulation S-X.

PART II-OTHER INFORMATION

Item 5. Other Information.

Subsequent Events

On July 6, 2012 and August 9, 2012, Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

Pursuant to an existing transfer agreement, effective as of July 1, 2012, the Company entered into a purchase agreement with SYN for an a purchase price of $1,877,232, and acquired all assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India Private India, an incorporated entity formed under the Indian Companies Act 1956 (“GBS India”). In addition, a royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products.

On August 1, 2012, the Company acquired 100% of the outstanding shares of capital stock of GBS India. We anticipate GBS India's presence in India to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

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

Item 6. Exhibits.

Exhibit No.:	Description:
3.1(1)	Certificate of Incorporation, dated June 5, 2012, of GBS India Private Limited

10.1(1)	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)

10.2(1)	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)

10.3(1)	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: September 13, 2012	By:	/s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2012	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

