Form 10-Q
period 2012-09-30
GBS Enterprises Inc
filed 2012-11-21
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Yes ☐ No☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 30, 2012, there were 29,431,664 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

September 30, 2012

(Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Unaudited)

	September 30, 2012	December 31, 2011
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 7	742,954	3,250,821
Accounts receivable - Note 8	3,530,475	4,886,788
Inventories - Note 3	117,466	236,712
Prepaid expenses - Note 9	193,468	444,147
Other receivables - Note 10	1,179,620	1,020,010
Assets held for Sale	-	24,107
Total current assets	5,763,983	9,862,585

Property, plant and equipment - Note 11	1,785,357	1,604,994
Non-Operating Receivables - Note 12	5,014	548,909
Investment in related company, at equity - Note 6	270,970	244,219
Deferred tax assets	5,220,470	3,945,272
Goodwill - Note 13	36,206,460	39,221,603
Software - Note 14	13,753,545	14,258,610
Other assets - Note 15	36,435	-
Total non-current assets	57,278,251	59,823,607

Total assets	63,042,234	69,686,192

Liabilities and stockholders' equity
Current liabilities
Notes payable	-	1,381,821
Liabilities to banks - Note 16	20,945	19,595
Accounts payables and accrued liabilities - Note 17	5,212,619	6,872,665
Deferred income - Note 19	6,912,538	6,476,582
Other liabilities - Note 18	3,952,643	4,256,410
Due to related parties	489,827	51,321
Total current liabilities	16,588,572	19,058,394

Liabilities to banks - Note 20	3,742,578	3,463,483
Deferred tax liabilities	1,049,950	1,196,472
Retirement benefit obligation - Note 22	59,719	57,364
Other liabilities - Note 21	987,995	2,273,737
Total non-current liabilities	5,840,242	6,991,056

Total liabilities	22,428,814	26,049,450

Stockholders' equity
Capital stock - Note 23
Authorized:
75,000,000 common shares of $.001 par value each 25,000,000 preferred shares of $.001 par value each Issued and outstanding 29,431,664 common shares (December 31, 2011: 27,247,958 )	29,432	27,248
Additional paid in capital	49,346,693	47,325,971
Accumulated deficit	(15,488,493)	(12,147,666)
Other comprehensive income	410,713	494,206
Subscriptions received	45,000	-
	34,343,345	35,699,759
Noncontrolling interest in subsidiaries	6,270,075	7,936,983

Total stockholders' equity	40,613,420	43,636,742

Total stockholders' equity and liabilities	63,042,234	69,686,192

Supplemental Cash Flow Disclosures - Note 26
Subsequent events - Note 27

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the three and nine month periods ended September 30, 2012 and 2011

(Unaudited)

	For the three months		For the nine months
	Ended September 30		Ended September 30
	2012	2011	2012	2011
	$	$	$	$

Revenues - Note 24
Products	5,129,213	6,779,677	15,657,650	15,496,714
Services	2,320,972	1,449,641	7,496,360	5,823,637
	7,450,184	8,229,318	23,154,010	21,320,351
Cost of goods sold
Products	1,570,195	1,876,286	5,759,646	3,976,750
Services	2,756,207	3,000,140	7,673,063	7,049,630
	4,326,402	4,876,426	13,432,709	11,026,380
Gross profit	3,123,782	3,352,892	9,721,301	10,293,971

Operating expenses
Selling expenses	3,137,347	4,308,647	11,056,192	12,277,502
Administrative expenses	1,394,743	1,322,386	4,215,399	4,839,237
General expenses	397,507	142,062	754,170	842,917
	4,929,597	5,773,095	16,025,761	17,959,656

Operating income	(1,805,815)	(2,420,203)	(6,304,460)	(7,665,685)

Other Income (expense) - Note 25
Other Income (expense)	937,667	(245,631)	92,863	64,916
Interest income	209	2,367	2,866	19,254
Interest expense	(133,741)	(53,269)	(241,405)	(261,753)
	804,134	(118,950)	(145,676)	(177,583)

Income (loss) before income taxes	(1,001,681)	(2,539,153)	(6,450,136)	(7,843,268)

Income tax (income) expense	(287,718)	(522,667)	(1,409,759)	(2,105,739)

Net income (loss)	(713,963)	(2,016,486)	(5,040,377)	(5,737,529)
Net income (loss) attributable to non controlling interest	(271,574)	(868,768)	(1,699,550)	(2,492,331)

Net income (loss) attributable to stockholders	(442,389)	(1,147,718)	(3,340,827)	(3,245,198)

Other comprehensive income (loss)	214,494	(30,387)	(116,135)	(421,469)
Other comprehensive income (loss) attributable to non noncontrolling interest	107,033	(15,163)	(32,642)	(210,313)
Other comprehensive income (loss) attributable to stockholders	107,462	(15,224)	(83,493)	(211,156)
Net income (loss) and comprehensive income (loss) attributed to stockholders	(334,927)	(1,162,941)	(3,424,320)	(3,456,354)

Net earnings (loss) per share, basic and diluted	$(0.024)	$(0.084)	$(0.176)	$(0.265)

Weighted average number of common stock outstanding, basic and diluted	29,431,664	24,002,476	28,598,033	21,621,201

GBS Enterprises Incorporated

Interim Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and September 30, 2011

(Unaudited)

	September 30, 2012	September 30, 2011
	$	$

Cash flow from operating activities
Net loss / net income	(5,040,377)	(5,737,529)
Adjustments
Deferred income taxes	(1,421,720)	(2,067,420)
Depreciation and amortization	3,289,383	3,433,734
Write-down of Goodwill and Intangibles	3,079,168	-
Gains from equity investment	(26,751)	5,065
Loss (Gain) on Sale of Assets	(1,566,119)	(2,415,601)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	1,471,490	2,178,160
Other non current assets	(37,398)	(95,509)
Inventories	119,245	(264,611)
Accounts payable and other liabilities	(2,438,073)	2,602,260

Net cash provided (used) by operating activities	(2,571,151)	(2,361,451)

Cash flow from investing activities
(Purchase) Sale of intangible assets	(2,527,077)	(3,035,533)
(Purchase) Sale of property, plant and equipment	(579,206)	(2,186,029)
(Purchase) Sale of Subsidiaries	-	-
(Increase) Decrease in Financial assets	614,480	(1,980,066)

Net cash provided (used) in investing activities	(2,491,803)	(7,201,628)

Cash flow from financing activities
Net borrowings - banks	1,067,397	2,826,184
Other borrowings	(2,074,044)	(3,340,592)
Capital paid-in	3,583,176	6,678,950
Loans from related party	(28,432)	(2,210,267)

Net cash provided (used) in financing activities	2,548,096	3,954,275

Effect of exchange rate changes on cash	6,991	140,831

Net increase (decrease) in cash	(2,507,867)	(5,467,973)
Cash and cash equivalents - Beginning of the year	3,250,821	8,530,864

Cash and cash equivalents - End of year	742,954	3,062,891

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 1	INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in -the United States of America. These interim financial statements accept as described in Note 4 with respect to reporting periods, follow the same accounting policies and methods of their application as the Company’s audited March 31, 2012 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2012 financial statements.

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Notes to the Interim Financial Statements

September 30, 2012

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

Our software and services are designed to mainly serve organizations that have investments in IBM’s Lotus® Notes and Domino platform. The IBM Lotus® Notes and Domino platform is both a system for enterprise email as well as an application platform, meaning that it can be used as both an email system and an environment in which business applications can be deployed and used. This platform was originally brought to market by Lotus Development Corp. in 1989, and was subsequently acquired by IBM in 1995. According to Radicati, in 2011, IBM Lotus Domino will have a worldwide installed base of 189 million mailboxes. Currently, the installed base for On-Premises IBM Lotus Domino mailboxes represents the majority of worldwide IBM Lotus Domino mailboxes, accounting for 87% of worldwide IBM Lotus Domino mailboxes. By 2015, this percentage is expected to decrease to 80%, as hosted email grows in popularity. (The Radicati Group Inc., April 2011, “IBM Lotus Notes/Domino Market Analysis, 2011-2015“)

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

We, through our subsidiaries, have executed our strategy to acquire companies, which have developed software and specialized services for the Lotus Notes and Domino market. This growth by acquisition strategy has resulted in less competition for our software products; a large concentration of highly skilled employees with unique expertise in the area of Lotus Notes and Domino; staff and physical offices on three continents providing greater access to a global market; significant market awareness and greater market share amongst organizations that use Lotus Notes and Domino; and a comprehensive portfolio of solutions specific to the needs and requirements of organizations which use Lotus Notes and Domino.

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 of the outstanding shares of common stock from the selling shareholders of SWAV for an aggregate of $370,000. As a result of the two sets of transactions, Lotus owned an aggregate of 14,250,010 shares of common stock of SWAV, representing approximately 95.0% of the 15,000,000 shares of SWAV common stock outstanding on April 26, 2010.

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

In early April 2010, the SPPEF Members decided to acquire SWAV. As disclosed above, on April 26, 2010, Lotus, on behalf of the SPPEF Members, acquired an aggregate of 11,984,770 shares of SWAV common stock from the selling shareholders of SWAV for an aggregate purchase price of $370,000. The 11,984,770 shares of SWAV common stock represented approximately 79.9% of the 15,000,000 outstanding shares of SWAV common stock on April 26, 2010. Upon the consummation of the acquisition, the then executive officers and directors of SWAV resigned and Mr. Joerg Ott, the Chief Executive Officer of GROUP and a GROUP Major Shareholder, was appointed the Chief Executive Officer of SWAV and sole member of SWAV’s Board of Directors.

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Reverse Merger

After the December Transaction was completed, the additional GROUP Major Shareholders accepted the share swap offer from the Company and effectuated a reverse merger of GROUP and the Company. To effectuate the reverse merger, on January 5, 2011, the Company repurchased from Lotus an aggregate of 2,361,426 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for these 2,361,426 shares, the Company issued to Lotus a Secured Demand Note, dated January 5, 2011 (the “Second Demand Note”), for the principal amount of $200,000 bearing interest at the rate of 5% per annum. The Second Demand Note was repaid in November 2011.

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

Additional Acquisition

On February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP from GAVF LLC for an average purchase price of $.070 per share, or approximately $619,000, after an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. By acquiring the new shares, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

GroupWare, Inc.

Effective June 1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a Florida corporation (“GroupWare”). As consideration the Company paid $250,000 and issued 250,000 shares of its common stock. The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $ 694,617 in debt was $ 2,029,617. Upon the consummation of the acquisition, the management and board of GroupWare resigned and Joerg Ott, the Company’s Chief Executive Officer and sole director, was appointed as the Chief Executive Officer and sole director of GroupWare. GroupWare is based in Lubeck, Germany with offices in St. Petersburg, Florida. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management. The Company believes that the acquisition strengthens the GBS Modernizing/Migrating offering, which helps bring IBM Lotus Notes client applications to the web, by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc., a Delaware corporation. Pursuant to the acquisition agreement, dated July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and made a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC was a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC Global includes two Data Center facilities located in the downtown Chicago area and Colocation facilities in three other Data Centers in New York, London, England and Frankfurt, Germany. IDC provides internet infrastructure Services (IaaS) to the business community helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing. IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

On April 1, 2012, the Company sold SYN, Synaptris and Synaptris India for $1,877,232 to Lotus Holding, Ltd. in an effort to restructure the Company’s multilevel subsidiary - structure derived from the historical mergers and acquisitions, and to reduce overhead and administrative costs.

GBS India Private Limited

Pursuant to an existing transfer agreement, effective July, 1, 2012, the Company entered into a purchase agreement with SYN for $1,877,232, which transferred all assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India Private Limited, an incorporated entity formed under the Indian Companies Act 1956 (“GBS India”). A royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products.

On August 1, 2012, the Company acquired 100% of the outstanding shares of capital stock of GBS India. We anticipate GBS India’s presence in India to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

Pavone AG/Groupware AG

On July 6, 2012 and August 9, 2012 wholly-owned subsidiaries Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Pavone, Ltd.

The Company serves the UK market with GROUP’s subsidiary GBS, Ltd. Therefore, subsidiary Pavone, Ltd, as being a shell company, was dissolved on July 8, 2012.

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

September 30, 2012

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

Revenue Recognition

Sources of Revenues:

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. Pricing models have generally been based either upon the physical infrastructure, such as the number of physical desktop computers or servers, on which our software runs or on a per user basis. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software and the software key to provide full access to all functionalities for our customers. In general, our invoices reflect license, service and maintenance components. In the case of multi element contracts, the revenues allocated to the software license in most cases represent the residual amount of the contract after the fair value of the other elements has been determined. Certain products of our software offering are licensed on a subscription basis.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

September 30, 2012

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

4.	CHANGE IN ACCOUNTING POLICIES

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the period ended September 30, 2012 and 2011, include the accounts of all consolidated companies for the same nine month period beginning January 1, 2012 and 2011 respectively. The Balance Sheets as at September 30, 2012 and December 31, 2011 have also been adjusted to include the accounts of all consolidated companies as of those dates.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 5	SUBSIDIARY COMPANIES

(KUSD = 1,000’s of US Dollars)

The subsidiaries listed below were included in the basis of consolidation:

		Stockholders'			Profit
		Equity			of the	Date
		as of 09.30.12	Percentage of Subscribed Capital		Consolidated Year	of the First
	Headquarters	KUSD	KUSD	in %	KUSD	Consolidation

ebVOKUS Software GmbH	Dresden	317.35	54	50.1%	-78	1/11/2005
GROUP Business Software Ltd.	Manchester	1,365.29	23	50.1%	-88	31/12/05
GROUP Business Software Corp.	Woodstock	-11,632.46	1	50.1%	-3,867	31/12/05
GROUP LIVE N.V.	Den Haag	-3,377.03	134	50.1%	-8	31/12/05
Permessa Corporation	Woodstock	-5.23	0	50.1%	667	9/22/2010
Relavis Corporation	Woodstock	-790.90	2	50.1%	18	1/8/2007
GROUP Business Software AG	Eisenach	25,481.40	29	reverse 50.1%	-1,276	6/1/2011
Pavone AG	Paderborn	-1,241.87	47	100.0%	-614	1/4/2011
Pavone Ltd.	North Yorkshire	-79.25	587	100.0%	-4	1/4/2011
Groupware Inc.	Woodstock	-481.66	1	100.0%	0	1/6/2011
IDC Global, Inc.	Chicago	2,451.09	0	100.0%	132	7/25/2011
SD Holdings, Inc.	Mauritius	-776.99	3,382	100.0%	89	9/27/2011
GBS India	Chennai	68.14	14	100.0%	44	7/1/2012

The above table reflects the individual companies. On a consolidated level, the following transactions have taken place as reported:

On April 1, 2012, the Company sold SD Holdings Ltd. (“SYN”), Synaptris and Synaptris India to Lotus Holding, Ltd. for a purchase price of $1,877,232 in an effort to restructure the Company’s multilevel subsidiary- structure derived from historical mergers and acquisitions, and to reduce overhead and administrative costs.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Pursuant to an existing transfer agreement, effective July, 1, 2012, the Company entered into a purchase agreement with SYN for $1,877,232, which transferred all assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India Private Limited, an incorporated entity formed under the Indian Companies Act 1956 (“GBS India”). A royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products.

On August 1, 2012, the Company acquired 100% of the outstanding shares of capital stock of GBS India.

On July 6, 2012 and August 9, 2012 wholly-owned subsidiaries Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

The Company serves the UK market with GROUP’s subsidiary GBS, Ltd. Therefore, subsidiary Pavone, Ltd, as being a shell company, was dissolved on July 8, 2012.

Note 6	ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's acquired B.E.R.S AD for 265 (KEUR). The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value. In the quarter ended September 30, 2012, the proportionate share of the income was 18.5 KUSD (December 31, 2011 year end: 35 KUSD.)

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

		Total Value
		Assets
		09.30.12	Debts	Sales Revenues	Annual Profit/Loss
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD
B.E.R.S. AD	Varna	271	103	382	37

Note 7	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 743 KUSD (December 31, 2011 year end: 3,251 KUSD). Included in that amount are cash equivalents of 20 KUSD (December 31, 2011 year end: 12 KUSD).

Note 8	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 3,530 KUSD (December 31, 2011 year end: 4,887 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 9	PREPAID EXPENSES

Prepaid expenses in the amount of 193 KUSD were primarily recorded for prepaid rent and advance on technological collaboration events (December 31, 2011 year end: 444 KUSD).

Note 10	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 1,180 KUSD (December 31, 2011 year end: 1,020 KUSD). The largest individual item under other receivables represents tax assets (664 KUSD). Also included are deposits (335 KUSD) and other prepaid costs (181 KUSD).

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 11	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are measured at cost less scheduled straight-line depreciation.

Depreciation of the computer hardware listed as office equipment is distributed over a period of three to five years. The depreciation period for other office equipment is three to ten years. Office furnishings are depreciated over a period of eight to ten years. Leasehold Improvements are depreciated up to 40 years.

Updated 12.31.2011	Cost 8,459.5	Accumulated depreciation 6,854.5	Net Book Value 1,605.0
Additions	579.2	399.4
Disposals	-460.1	-440.4
Currency differences	0.0	0.0
Reclassifications	241.8	221.5
Updated 09.30.2012	8,820.4	7,035.0	1,785.4

Note 12 NON-OPERATING RECEIVABLES

The major components of the Non-Operating Receivables include the following:

	KUSD	KUSD
	2012	2011
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $ 20,006, bearing interest at prime plus .25%, no greater than 2% per annum	0	777
Current portion, included in other current receivables	0	-233
Net Amount included In Non-Operating Receivables	0	544
Other long term receivables	5	5
Balance, September 30 and December 31	5	549

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 13	GOODWILL

Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill Q3 in kUSD	Goodwill YE 2011 in kUSD
GROUP Business Software AG	6/1/11	18,492.2	20,194.4
GROUP Business Software Corp.	12/31/05	2,177.5	2,177.5
GROUP LIVE N.V.	12/31/05	0.0	0.0
GROUP Business Software Ltd	12/31/05	2,765.1	2,765.1
ebVOKUS Software GmbH	1/10/05	443.6	443.6
Relavis Corporation	1/8/07	0.0	0.0
Permessa	9/22/10	2,387.4	2,387.4
Pavone AG	1/4/11	5,892.5	4,956.4
Groupware Inc.	1/6/11	0.0	994.1
IDC	7/25/11	2,994.4	2,994.4
SD Holding	9/27/11	0.0	2,308.7
GBS India	7/1/12	1,053.7	0.0
TOTAL		36,206.5	39,221.6

During the period ended September 30, 2012, the Company sold SD Holdings, Ltd. and dissolved Pavone Ltd., the effect of which was to reduce the goodwill associated with these subsidiaries. The reduction in goodwill attributed to GROUP Business Software AG (“GROUP”) resulted when the Company purchased additional shares of GROUP as disclosed in Note 2

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated December 31, 2011	33,093.8	18,835.2	14,258.6
Additions	2,520.1	2,890.0
Disposals	-140.0	-4.9
Currency differences	93.0	0.0
Reclassifications	0.0	0.0
Updated September 30, 2012	35,473.9	21,720.3	13,753.6

Note 15	OTHER ASSETS

This includes of 36 KUSD from rent deposits (December 31, 2011 year end: Nil KUSD).

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 16	LIABILITIES TO BANKS - CURRENT

Short term liabilities to banks of 21 KUSD (December 31, 2011 year end: 20 KUSD) represent an operating line of credit (6 KUSD), bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD and checks in transit (15 KUSD) at the financial statement date.

Note 17	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,365 KUSD (December 31, 2011 year end: 2,235 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

	Status				Currency	Status
KUSD	12.31.11	Utilization	Dissolution	Increase	Differences	09.30.12

Tax provision	32	32	0	0	0	0
Salary	859	587	26	888	0	1,134
Vacation	439	70	63	16	0	322
Workers Compensation Insurance Association	27	25	0	15	0	18
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	18	0	15	0	14
Outstanding Invoices	882	834	183	747	0	611
Annual Financial Statement Costs	401	273	119	204	0	214
Other Provisions	367	198	2	237	0	404
Warranties	60	0	0	0	0	59
Gesture of goodwill	160	0	160	0	0	0
Provision for Legal Costs	71	0	1	0	0	71

Total	3,314	2,035	554	2,122	0	2,847

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Provisions for salaries of 1,134 KUSD (December 31, 2011 year end: 859 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 322 KUSD (December 31, 2011 year end: 439 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 611 KUSD (December 31, 2011 year end: 882 KUSD) was created.

Other Provisions of 404 KUSD (December 31, 2011 year end: 367 KUSD) include accruals for Board of Director compensation (46 KUSD) and miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 214 KUSD (December 31, 2011 year end: 401 KUSD).

A provision for anticipated legal consulting of 71 KUSD was recorded (December 31, 2011 year end: 71 KUSD).

For warranty claims, a provision of 59 KUSD (December 31, 2011 year end: 60 KUSD) was created determined by service income.

Note 18	OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 3,953 KUSD (December 31, 2011 year end: 4,256 KUSD) includes the following obligations and payments currently due:

	9.30.12	12.31.11
Other Short-Term Liabilities	KUSD	KUSD
Purchase Assets L911	0	1,094
Purchase Assets Permessa	750	1,900
Tax Liabilities	944	724
Purchase Archiving Software	321	324
Purchase Payment EBVokus	257	0
Short Term Borrowings	1,592	0
Other Short Term Liabilities	88	215
	3,953	4,256

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 19	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,912 KUSD (December 31, 2011 year end: 6,477 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 20	LIABILITIES TO BANKS – LONG TERM

Liabilities to banks as of the financial statement date was 3,743 KUSD (December 31, 2011 year end: 3,463 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling 4,000 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, 2,000 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and 2,000 KUSD (1,500 KEUR) is fixed at 3.5%.

Note 21	OTHER LIABILITIES – LONG TERM

Other long-term liabilities as of the financial statement date of 988 KUSD (December 31, 2011 year end: 2,274 KUSD) includes long-term capital leases of 200 KUSD (December 31, 2011 year end: 8 KUSD) and an unrelated third party loan of 788 KUSD (December 31, 2011 year end: nil).

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 22	RETIREMENT BENEFIT OBLIGATIONS

There has been no change in the retirement benefit obligations since last reported in the annual financial statements. Please refer to that statement for details.

Note 23	COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $001. No preferred shares have been issued. As at September 30, 2012, there were 29,431,664 shares of common stock outstanding. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

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

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

We will not receive any proceeds from the sale of shares of Common Stock by the Selling Stockholders. We will, however, receive proceeds in the event the Private Placement Warrants and Investor Warrants are exercised by the Selling Stockholders. As of the date of this Form 10-Q, the Selling Stockholders have exercised an aggregate of 2,025,000 Private Placement Warrants and 900,000 Investor Warrants, for gross proceeds of $3,487,500. If the outstanding 4,019,000 Private Placement Warrants and 1,120,000 Investor Warrants are exercised, we will receive an aggregate of $6,588,500 in additional gross proceeds. However, there can be no assurance that any additional warrants will be exercised. To date, we have used the proceeds of the warrants already exercised for general corporate working capital purposes. We intend to use the proceeds from the exercise of any additional warrants for general corporate working capital purposes.

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

On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

On April 28, 2012, $ 632,500 in notes payable to RealRisk Ventures, LLC (“RealRisk”) were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the RealRisk Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On April 30, 2012, $ 460,000 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. As of September 30, 2012, the Company has not issued these 30,000 shares of common stock underlying under the units but such shares are deemed to be beneficially owned by Mr. Ernst. The transaction has been disclosed in the Balance Sheet as Subscriptions received.

On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

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

In connection with the execution of the Loan Agreement, on August 13, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

Other changes in common stock are disclosed in Note 26, Supplementary Cash Flow Disclosures.

Warrants and Options

The Company has issued warrants to outside consultants in payments for services provided as detailed in the following schedule. The warrants are issued as “cashless” warrants and all have a three-year term with the exception of the Ventana Capital Partners’ warrant which has a 30 month term. Each warrant is exercisable into one share of common stock. The warrants have been valued using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below. The valuation of the warrants issued in the quarter ending September 30, 2012 is for disclosure purposes only as the charge is related to the cost of issuing the shares and there is no impact to the financial statements. The warrants issued on April 1, 2011, whose value was determined to be $34,000, was included as compensation expense and credited to additional paid in capital in fiscal 2012. There are no stock options issued by the Company to employees or other parties.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Black Scholes assumptions for warrants issued were as follows:

For the period ending September 30, 2012 -

Volatility –	77.1%

Risk free interest rate -	1.19%

Expected life -	3 years

Dividend rate -	Nil

Summary of Warrants Issued:
Outside Consultants	Grant Size	Strike Price	Val. Date	Stock Value at Val. Date	Warrant Value at Val. Date
Ventana Capital Partners	2,000,000	$4.00	10/1/2010	$0.03	$0.00
Frank J. Pena	117,880	$1.50	3/14/2011	$0.91	$0.34
Garwood Securities, LLC	117,880	$1.50	3/14/2011	$0.91	$0.34
Jackson E. Spears	421,520	$1.50	3/14/2011	$0.91	$0.34
William Gregozeski	50,000	$1.50	3/14/2011	$0.91	$0.34
Frank J. Pena	3,000	$1.50	3/14/2011	$0.91	$0.34
Garwood Securities, LLC	2,400	$1.50	3/14/2011	$0.91	$0.34
Jackson E. Spears	9,600	$1.50	3/14/2011	$0.91	$0.34
Ronald J. Everett	100,000	$1.50	4/1/2011	$0.91	$0.34

Common Stock Warrants	Common	Valuation	Fair Value Per	Warrants
Issued to Outside Consultants	Shares	Date	Warrant	Fair Value

Common Stock Warrants issued on October 1, 2010	2,000,000	10/1/2010	$0.00	$0

Common Stock Warrants issued on March 14, 2011	707,280	3/14/2011	$0.34	$240,475

Common Stock Warrants Granted on March 24, 2011	15,000	3/24/2011	$0.34	$5,100

Common Stock Warrants Granted on April 1, 2011	100,000	4/1/2011	$0.34	$34,000

Total Warrants' Fair Value				$279,575

Notes to the Interim Financial Statements

September 30, 2012

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

A recap of the warrants outstanding as at September 30, 2012, which expire in March, 2014 is as follows:

Number of
Warrants	Exercise price	Expiration date

2,000,000	$4.00	6/1/2013

707,280	$1.50	3/14/2014

15,000	$1.50	3/24/2014

3,199,000	$1.50	3/31/2014

100,000	$1.50	4/1/2014

The weighted average exercise price at December 31, 2011 was $2.32

The weighted average exercise price at September 30, 2012 was $ 2.32

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Note 24	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the nine months ended September 30, 2012, the nine months ended September 30, 2011 and the twelve months ended December 31, 2011 are as follows:

	9.30.12	9.30.11	12.31.11
Sales Revenues	KUSD	KUSD	KUSD

Licenses	3,230	3,170	5,174
Maintenance	8,355	8,517	11,565
Service	7,496	5,824	8,673
Third-Party Products	1,754	1,264	2,302
LND Third-Party Products	2,209	2,397	3,607
Others	109	149	179

	23,154	21,320	31,500

Revenues by geographical area for the nine months ended September 30, 2012, the nine months ended September 30, 2011 and the twelve months ended December 31, 2011 are as follows:`

Sales Revenues	9.30.12	9.30.11	12.31.11
by geographic area	KUSD	KUSD	KUSD

US	9,256	6,442	9,359
Germany	13,200	14,035	20,622
United Kingdom	698	843	1,110
Others	0	0	410

	23,154	21,320	31,500

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Long-lived assets	9.30.12	12.31.11
by geographic area	KUSD	KUSD

US	1,509	1,287
Germany	254	292
United Kingdom	4	3
Others	19	24

	1,785	1,605

Note 25	OTHER INCOME/EXPENSE

At the financial statement date, Other income was 93 KUSD (September 30, 2011 quarter end: 65 KUSD).

Note 26	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions for the period ending September 30, 2012 and year ended December 31, 2011 were as follows:

a.	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.

b.	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.

c.	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.

d.	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

e.	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

f.	On April 28, 2012, $ 632,500 in notes payable to RealRisk Ventures, LL were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.

g.	On April 30, 2012, $ 460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.

Note 27	SUBSEQUENT EVENTS

On October 26, 2012, GBS Enterprises Incorporated (the “Company”) entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender”), a member of the board of directors of the Company. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to the Lender in the aggregate principal amount of $1,000,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

On October 29, 2012, the Company entered into a note purchase agreement (the “Intercompany Loan Agreement”) with Group Business Software AG, a German public company and the Company’s 50.1% owned subsidiary (“GROUP”). Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated October 29, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $145,000, bearing an annual interest rate of 20% and maturing on the first anniversary date of the date of issuance, without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely (i) to pay the payroll of GROUP Business Software Corp., due October 29, 2012, and (ii) for such other purposes as the parties to the Intercompany Loan Agreement may agree from time to time. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

Each of the directors of the Company, including all four disinterested directors with respect to the transactions, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

On November 14, 2012, GBS Enterprises Incorporated (the “Company”) entered into a note purchase agreement (the “Intercompany Loan Agreement”) with Group Business Software AG, a German public company and the Company’s 50.1% owned subsidiary (“GROUP”). Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest rate of 20% and maturing on without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

Notes to the Interim Financial Statements

September 30, 2012

GBS Enterprises Incorporated

Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in the Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections in the Company’s 10-K for the fiscal year ended March 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Products and Services

GBS has grown by consolidating the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. GBS has continuously developed its software and service business to service and support GBS’s expanding Lotus customer base.

Historically, GROUP has achieved growth through acquisition by targeting underperforming companies with complimentary operations and leveraging GROUP’s expertise to successfully turnaround and integrate these targets. Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications. Going forward, the Company will focus on potential acquisition targets in the following areas of software and services: Applications, Professional Services, Hosting/Outsourcing Services, Administration and IT services, and XPages expertise.

Messaging and Business Applications Software & Solutions

GBS Messaging and Business Application Software & Solutions product lines include software and advisory services for email and Instant Messaging (IM) Management, Security, Compliance, Archiving and Productivity, CRM Applications, Governance, Risk & Compliance (GRC) Management software, Workflow and Business Process Management software, ePDF Archiving & Document Management.

GBS develops, sells and installs well known business process and management software suites based on Lotus Notes / Domino and IBM Portal technology, mainly for major international companies and medium-sized customers.

Through GBS’s comprehensive messaging software product lines and associated services, Lotus Notes, Microsoft Exchange or SMTP-based-email customers, as well as Lotus Sametime, customers are able to provide their users with secure, efficient and centrally administered use of e-mail and IM while maintaining control over their compliance with current legal requirements and corporate guidelines.

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

Based on GBS’s unique concentration of industry talent and expertise, mainly in the areas inside and around IBM Lotus Notes/Domino, inside and around corporate messaging (IBM, Microsoft, SMTP) and inside and around IT environmental and application assessment, analysis and reporting, commercial and governmental customers, as well as Software Integrators (SI) and channel partners, are able to rely on the companies strategic and tactical advisory services for evaluating, planning, staffing and execution of any customer project. GBS Consulting Services’ global teams of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk.

We believe that our focus on recruiting and retaining top Lotus expertise positions our team to offer leading-edge Lotus Notes / Domino subject matter knowledge to our customers. GBS consultants have an average of over 12 years’ experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including Lotusphere, an annual conference hosted by IBM Lotus Software.

As a Premier IBM Business Partner GBS is one of the few partners that can sell and support licenses for all five IBM software brands: Lotus, WebSphere, Rational, Tivoli, and DB2.

Cloud Computing

As IT departments face continuous budget reductions and constant pressure for higher performance and efficiency, CIOs are focusing on modern technologies to support their need for increased scalability, flexibility and lower costs. GBS has identified this demand as a strategic growth opportunity for the company and has placed a significant focus on expanding its Cloud Computing and Modernizing/Migrating technology offerings. The strategic opportunities are served by GBS with two distinct offerings:

1) GROUP Live - Cloud Automation Platform / Cloud Platform-as-a-Service (PaaS) software and services. and

2) Modernizing/Migrating - Lotus Notes modernization/migration services and technology accelerators

GBS Cloud Computing activities are focused on cloud automation solutions and therefore the Company has made acquisitions and R&D investments to create an award winning Cloud Platform-as-a-Service offering. Under the GROUP Live banner, the GBS PaaS offering has been sold to a variety of enterprise customers, which use the PaaS software to host internal corporate clouds (Private cloud) and applications as-a-service to their various internal user groups. GROUP Live has also been sold and implemented by a number of Independent Software Vendors (ISVs), which are leveraging the platform to deliver their own Software-as-a-Service (SaaS) applications to their respective customer bases.

Both of these customer groups enjoy the comprehensive nature of this platform agnostic PaaS solution and its exceptional change management capabilities, enabling resource flexibility, business agility, scalability and ease-of-use beyond that which is generally available in the market today.

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled and migrated Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Modernizing/Migrating Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins Modernizing/Migrating was developed by GBS with assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

Revenue Model

GBS generates its revenue from the sale of internally created software, third-party developed software and the delivery of related services, including IT systems planning, administration, support, hosting, implementation and integration.

Strategy and Focus Areas

We see a high potential to achieve growth by successfully integrating our strategic portfolio with our core competences. Based on current market demands for modern, Cloud-based and mobile-device capable business applications, we have acquired and developed a set of unique technologies that help organizations reduce the time, cost, resources and risks associated with modernizing or migrating their existing applications.

We generate revenue with our cloud automation platform from subscription and usage fees and related services, including support and strategic consulting services. The subscription period is typically based on a yearly or multi-year contract with our customers. Additionally, we generate revenue from consulting around utilizing our cloud platform services.

Another sector of our strategic portfolio is a suite of tools and methodologies we have developed to rapidly convert Lotus Notes applications into web and mobile applications through automated conversion processes. This portfolio includes a set of powerful analysis tools known as Insights that identify all of the Lotus Notes applications within an organization and provide metrics about the uses and users of those applications. Because of the nature of Lotus Notes and Domino, the applications within a customer environment tend to be highly distributed and number in the thousands. For many organizations, this fact alone makes it extremely difficult to plan for projects that involve modernizing these applications for use in a browser and on mobile devices or migrating them to another platform. Our technologies help them to dramatically reduce the cost, risk, time and resources associated with these highly complex projects.

We generate revenue with our analysis tools by charging a fee for the use of our technology and for the associated cost of the services to produce a report and set of recommendations for the customer. Additional revenues come from consulting services that result from helping our customers to implement those recommendations. For use of our conversion tools, referred to as Modernizing/Migrating, we charge a flat fee for the conversion and additional hourly rates to perform additional supporting development or testing as needed.

We also believe there is significant revenue opportunity in licensing these tools to a network of global partners who also have existing presence and expertise in the Lotus Notes and Domino market. We have established partner agreements for the use of the analysis and conversion tools with partners in several countries and directly with IBM.

General Corporate History

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV was an importer and wholesaler of Chinese manufactured goods.

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 of the outstanding shares of common stock from the selling shareholders of SWAV for an aggregate of $370,000. As a result of the two sets of transactions, Lotus owned an aggregate of 14,250,010 shares of common stock of SWAV, representing approximately 95.0% of the 15,000,000 shares of SWAV common stock outstanding on April 26, 2010.

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

In early April 2010, the SPPEF Members decided to acquire SWAV. As disclosed above, on April 26, 2010, Lotus, on behalf of the SPPEF Members, acquired an aggregate of 11,984,770 shares of SWAV common stock from the selling shareholders of SWAV for an aggregate purchase price of $370,000. The 11,984,770 shares of SWAV common stock represented approximately 79.9% of the 15,000,000 outstanding shares of SWAV common stock on April 26, 2010. Upon the consummation of the acquisition, the then executive officers and directors of SWAV resigned and Mr. Joerg Ott, the Chief Executive Officer of GROUP and a GROUP Major Shareholder, was appointed the Chief Executive Officer of SWAV and sole member of SWAV’s Board of Directors.

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

Additional Acquisitions

On February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP from GAVF LLC for an average purchase price of $.070 per share, or approximately $619,000, after an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. By acquiring the new shares, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP.

Subsidiary Companies

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation (“Pavone”) for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt, was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. The acquisition of Pavone complements GBS's majority ownership in GROUP and the Company believes that it further strengthens their leading industry position on the IBM Lotus Platforms and expands their cloud computing technology offerings beyond the IBM Lotus market. Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide.

GroupWare, Inc.

Effective June 1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a Florida corporation (“GroupWare”). As consideration, the Company paid $250,000 and issued 250,000 shares of its common stock. The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $694,617 in debt was $2,029,617. Upon the consummation of the acquisition, the management and board of GroupWare resigned and Joerg Ott, the Company’s Chief Executive Officer and sole director, was appointed as the Chief Executive Officer and sole director of GroupWare. GroupWare is based in Lubeck, Germany with offices in St. Petersburg, Florida. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management. The Company believes that the acquisition strengthens the GBS Modernizing/Migrating offering (as discussed below), which helps bring IBM Lotus Notes client applications to the web, by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser.

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc., a Delaware corporation. Pursuant to the acquisition agreement, dated July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and made a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC was a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC Global includes two Data Center facilities located in the downtown Chicago area and Colocation facilities in three other Data Centers in New York, London, England and Frankfurt, Germany. IDC provides internet infrastructure Services (IaaS) to the business community helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.

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

On April 1, 2012, the Company sold SYN, Synaptris and Synaptris India to Lotus Holding, Ltd. for a purchase price of $1,877,232 in an effort to restructure the Company’s multilevel subsidiary- structure derived from historical mergers and acquisitions, and to reduce overhead and administrative costs.

GBS India Private Limited

Pursuant to an existing transfer agreement, effective July, 1, 2012, the Company entered into a purchase agreement with SYN for $1,877,232, which transferred all assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India Private Limited, an incorporated entity formed under the Indian Companies Act 1956 (“GBS India”). A royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products.

On August 1, 2012, the Company acquired 100% of the outstanding shares of capital stock of GBS India. We anticipate GBS India’s presence in India to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

Pavone AG/Groupware AG

On July 6, 2012 and August 9, 2012 wholly-owned subsidiaries Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

Pavone, Ltd.

The Company serves the UK market with GROUP’s subsidiary GBS, Ltd. Therefore, subsidiary Pavone, Ltd, as being a shell company, was dissolved on July 8, 2012.

Overview of Cloud Computing Technology and Industry Trends

Cloud computing is a general term for anything that involves delivering hosted services over the Internet. These services are broadly divided into three categories: Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS).

IaaS providers have massive data centers that can handle the data run over the cloud, the largest of which is Amazon.com. IBM also participates in this business and hosts GROUP Live. PaaS providers offer the actual cloud platform that runs on the IaaS data centers and can deploy the applications (SaaS products).  Some of the leading PaaS providers include Amazon Web Services, Microsoft Azure Services Platform, Google App Engine, and Rackspace Cloud, along with GBS’s GROUP Live products.  SaaS delivers applications on the cloud, which simplify product licensing and maintenance.  The SaaS market was first filled by a number of CRM (Customer Relationship Management), ERP (Enterprise Risk Management) and email applications but has spread into nearly all other types of software.  Leading providers in this space include Salesforce.com, Google and Zoho as well as IBM’s Lotus Live suite.

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

The Company is focused on developing a portfolio of Cloud Computing software technologies and Application Services to address the needs of Independent Software Vendors (ISV), Data Center providers, as well as commercial and government organizations.

Results of Operations

Assets:

Total Assets decreased from $ 69,686,192 at December 31, 2011 to $63,042,234 at September 30, 2012.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

At September 30, 2012, Total Current Assets were $ 5,763,983 as compared to $ 9,862,585 at December 31, 2011. Total Current Assets consist of: Cash and Cash Equivalents; Accounts Receivable; Inventories; Prepaid Expenses; and Other Receivables.

■	Cash and Cash Equivalents decreased from $ 3,520,821 at December 31, 2011 to $ 742,954 at September 30, 2012 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Accounts Receivable decreased from $ 4,886,788 at December 31, 2011 to $ 3,530,475 at September 30, 2012 due to increased collections from personnel added to focus efforts on improvement of cash flow. GROUP reduced its accounts receivables by approx. $1.0million; GBS Corp by approx. $600,000, Pavone Groupware GmbH by approx. $400,000 whereas the accounts receivables of GBSX increased by $1.0 million resulting from the sale of the Companies participation in Synaptris Holding.

■	Inventories decreased from $ 236,712 at December 31, 2011 to $ 117,466 at September 30, 2012 from the sale of finished goods (pdf licenses) within Pavone Groupware GmbH.

■	Prepaid Expenses decreased from $444,147 at December 31, 2011 to $ 193,468 at September 30, 2012 from the reclassification of prepaid into current expenses.

■	Other Receivables increased from $ 1,020,010 at December 31, 2011 to $ 1,179,620 at September 30, 2012 and includes other prepaid costs (approx. $ 180,000), tax assets (approx. $ 664,000) and deposits (approx. $ 335,000).

At September 30, 2012, Total Non-Current Assets were $57,278,251 as compared to $59,823,607 at December 31, 2011.  Total Non-Current Assets consist of: Property (plant and equipment), Non-Operating Receivables, Investments in Related Company, Deferred Tax Assets, Goodwill, Software and Other Assets.

■	Net Property (plant and equipment) increased from $1,604,994 at December 31, 2011 to $ 1,785,357 at September 30, 2012 with additional net investments in depreciable equipment in IDC Global (approx. $526,000) and Group AG (approx. $ 34,000) with the remainder primarily to charges for depreciation (approx. $ 399,000).

■	Non-Operating Receivables decreased from $ 548,909 at December 31, 2011 to $ 5,014 at September 30, 2012. Decreases were from GROUP (approx. $102,000) for other loans and for a loan repayment from Gedy IntraWare GmbH (approx. $441,000).

■	Investments in Related Company increased from $ 244,219 at December 31, 2011 to $ 270,970 at September 30, 2012.

■	Deferred Tax Assets increased from $ 3,945,272 at December 31, 2011 to $5,220,470 at September 30, 2012 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $39,221,603 at December 31, 2011 to $36,206,460 at September 30, 2012 and consisted of the goodwill associated with eight business entities. Increases were attributed to the purchase of GBS India with goodwill of $ 1,053,748. Decreases were from the deconsolidation of SD Holdings of $ 2,308,700, deconsolidation of Pavone, Ltd of $58,000 and a reduction for negative goodwill for $ 1,702,208 as described more fully in Note 12 of the Financial Statements.

■	Software decreased from $14,258,610 at December 31, 2011 to $ 13,753,545 at September 30, 2012, as a result of the quarterly calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $ nil at December 31, 2011 to $ 36,435 at September 30, 2012. This category includes rent deposits.

Liabilities:

Total Liabilities decreased from $ 26,049,450 at December 31, 2011 to $ 22,428,814 at September 30, 2012.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At September 30, 2012, Total Current Liabilities were $ 16,588,572 compared to $ 19,058,394 at December 31, 2011.  Total Current Liabilities consist of Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities and Amounts Due to Related Parties.

■	Notes Payable decreased from $1,381,821 at December 31, 2011 to $ nil at September 30, 2012. $1,286 was converted into shares of GROUP with the balance being repaid in cash in January 2012.

■	Liabilities to Banks increased from $19,595 at December 31, 2011 to $ 20,945 at September 30, 2012 and included a line of credit, and cash in transit.

■	Accounts Payable and Accrued Liabilities decreased from $6,872,665 at December 31, 2011 to $ 5,212,619 at September 30, 2012. This includes trades payables (approx. $ 2,365,000), and other accruals (approx. $2,847,000).

■	Deferred Income increased from $6,476,582 at December 31, 2011 to $ 6,912,538 at September 30, 2012 encompassing maintenance income collected in advance with a minor decrease related to contracts for annual services which were billed to customers in advance.

■	Other Liabilities of $4,256,410 at December 31, 2011 decreased to $ 3,952,643 at September 30, 2012 and includes amounts due for purchased software, purchased companies (Permessa) and business technology (ebVokus), short term loans, and tax liabilities. Decrease was primarily related to the payment made to the shareholders of Permessa Corporation for the initial purchase of this entity ($1,150,000), payments made on the purchase of Lotus 911 ($1,094,190), payments made on prior purchases of software ($2350) and other liabilities (approx. $127,000). Increases included payments currently due on ebVokus business ($257,100), short term investor borrowings (approx. $1,594,000) and an increase in tax liability (approx. $220,700)

■	Amounts Due to Related Parties increased from $ 51,321 at December 31, 2011 to $ 489,827 at September 30, 2012 and includes amounts due to associated companies and a reclassification of related party loans (approx. $466,000).

At September 30, 2012, our Total Non-Current Liabilities were $5,840,242, compared to $ 6,991,056 at December 31, 2011.  Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Other Liabilities.

■	Liabilities to Banks increased from $ 3,463,483 at December 31, 2011 to $ 3,742,578, at September 30, 2012 and consisted of a long-term business line of credit due to the Baden-Württembergische Bank. The increase is due to the funding of expenditures consistent with the advancement of our technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Deferred Tax Liabilities decreased from $1,196,472 at December 31, 2011 to $1,049,950 at September 30, 2012 resulting from the deferred taxes associated with the capitalization of software expenses, the purchase price allocation of acquired assets, and the temporary adjustment of depreciation.

■	Retirement Benefit Obligation increased from $57,364 at December 31, 2011 to $ 59,719 at September 30, 2012.

■	Other Liabilities decreased from $ 2,273,737 at December 31, 2011 to $ 987,995 at September 30, 2012. The decrease resulted from a debt to equity conversion in GROUP in the amount of $2,266,075. Increases in the capital leases of IDC Global, Inc. (approx. $192,000) and an unrelated third party loan of GBS India (approx. $788,000) were included.

Revenues

For the quarter ended September 30, 2012, our Net Sales increased to $ 23,154,010 from $21,320,351 from the quarter ended September 30, 2011.

Product revenue increased from $15,496,714 to $15,657,650 in the three-months ended September 30, 2012 as compared to the prior year period as a result of an increase from Third Party Products with an increase in revenue licenses also contributing.

Service revenue increased from $5,823,637 to $7,496,360 in the three-months ended September 30, 2012 as compared to the prior year period generated primarily from the service revenue associated with the recently acquired IDC Global, Inc. and Pavone Groupware GmbH.

The total revenue from IDC’s data center services increased by $3.1million, and GROUP contributed with an increased revenue of approximately $400,000.The total revenue in GBS Corp. decreased by $1.2 million and PavoneGroupware GmbH decreased by approx. $500,000. These decreases occurred mainly in the areas of Third Party Products and Services.

Cost of Goods Sold

For the quarter ended September 30, 2012, Cost of Goods Sold increased to $13,432,709 from $11,026,380 during the quarter ended September 30, 2011.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Within Cost of Goods Sold there was an increase of $1,782,896 in the three-months ended September 30, 2012 as compared to the prior year period for costs related to the products division of Revenue and an increase of $623,838 in the three-months ended September 30, 2012 as compared to the prior year period for the associated costs within the services division of Revenue. Of these, increases were in the categories of materials ($1.8 million), operating costs ($400,000) and capitalized development costs ($500,000). These increases were primarily associated with the acquisitions of PavoneGroupware GmbH and IDC Global, Inc., and additional material costs incurred through GROUP AG. Personnel costs decreased ($100,000) and amortization decreased ($200,000) in the three-months ended September 30, 2012 as compared to the prior year period.

Operating Expenses

For the quarter ended September 30, 2012, Operating Expenses decreased to $16,025,761 from $ 17,959,656 during the quarter ended September 30, 2011.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the quarter ended September 30, 2012, Selling Expenses decreased to $11,056,192 from $12,277,502 during the quarter ended September 30, 2011.  This decrease was primarily attributable to decreases in operating expenses including $400,000 less in marketing expenses, $300,000 less in travel expenses, $100,000 less in external services and $100,000 less in office space categories.

For the quarter ended September 30, 2012, Administrative Expenses decreased to $4,215,399 from $4,839,237 for the quarter ended September 30, 2011.  Administrative Expenses consist of costs for the management and administration units. Within this decrease $200,000 is related to personnel costs and $400,000 is related to operating expenses. The operating expenses decreased by $300,000 in auditing and consulting costs due to reduced M&A activity, and travel expenses were decreased by $200,000. Other operating expenses increased by $100,000.

For the quarter ended September 30, 2012, General Expenses decreased to $754,170 from $842,917 for the quarter ended September 30, 2011, in response to newly administered budgeting procedures which lead to a reduction in operating expenses of $200,000 and an increase in General personnel costs of $100,000.

Other Income (Expense)

For the quarter ended September 30, 2012, Other Income of $92,863 increased from Other Income of $64,916 for the quarter ended September 30, 2011. This includes income from investments of associated companies and other income.

Liquidity & Capital Resources

At September 30, 2012 the Company had $742,954 in cash and cash equivalents, compared to $ 3,250,821 at December 31, 2011.

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

In March 2012, the Company issued an aggregate of 2,020,000 warrants to five “accredited investors” pursuant to Section 4(2) of the Securities Act (the “Investor Warrants”). Each Investor Warrant is exercisable for the three-year period commencing from the date of issuance for $0.50 per share of Common Stock and has the same terms as the Private Placement Warrants.

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

The Company will not receive any proceeds from the sale of shares of Common Stock by the Selling Stockholders. It will, however, receive proceeds in the event the Private Placement Warrants and Investor Warrants are exercised by the Selling Stockholders. As of the date of this Form 10-Q, the Selling Stockholders have exercised an aggregate of 2,025,000 Private Placement Warrants and 900,000 Investor Warrants, for gross proceeds of $3,487,500. If the outstanding 4,019,000 Private Placement Warrants and 1,120,000 Investor Warrants are exercised, the Company will receive an aggregate of $6,588,500 in additional gross proceeds. However, there can be no assurance that any additional warrants will be exercised. To date, we have used the proceeds of the warrants already exercised for general corporate working capital purposes. We intend to use the proceeds from the exercise of any additional warrants for general corporate working capital purposes.

On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On April 28, 2012, $632,500 in notes payable to RealRisk Ventures, LLC (“RealRisk”) were converted into 550,000 shares of common stock and into a warrant as described below. On February 22, 2012, the Company had issued a Convertible Promissory Note (the “RealRisk Note”) to RealRisk in the principal amount of $632,500 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the RealRisk Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. The outstanding principal and interest under the RealRisk Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the RealRisk Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 550,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share.

On April 30, 2012, $ 632,500 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted into 550,000 shares of common stock and into a warrant as described below. On January 5, 2012, the Company had issued a Convertible Promissory Note (the “Lotus Note”) to Lotus Holdings for the principal amount of $500,000 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. The outstanding principal and interest under the Lotus Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the Lotus Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 500,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share.

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per Unit, for a total purchase price of $45,000. Each Unit consists of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. As of September 30, 2012, the Company has not issued these 30,000 shares of Common Stock underlying under the Units but such shares are deemed to be beneficially owned by Mr. Ernst.

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

In connection with the execution of the Loan Agreement, on August 13, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all.

Cash Flows

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2012	2011
Net cash provided (used in) Operating Activities	$(2,571,151)	$(2,361,451)
Net cash provided by (used in) Investing Activities	$(2,491,803)	$(7,201,628)
Net cash provided (used in) by Financing Activities	$2,548,096	$3,954,275
Effect of exchange rate changes on cash	$6,991	$140,831
Net increase (decrease) in cash and cash equivalents during the period	$(2,507,867)	$(5,467,973)
Cash and cash equivalents, beginning of period	$3,250,821	$8,530,864

Cash and cash equivalents, end of period	$742,954	$3,062,891

Cash Flows

Net Cash used by operating activities for the nine month period ending September 30, 2012 was approximately $2.6 million compared to net cash used by operating activities for the nine month period ending September 30, 2011 of approximately $ 3.5 million. This change is primarily due to cost cuts and aggressive collection management made by the Company. The cash used in investing activities during the nine month period ending September 30, 2012 was approximately $2.5 million, compared to cash used in investing activities in the comparative period ending September 30, 2011 of approximately $6.6 million. This decrease was primarily from the sale of intangible assets of approximately $1.8 million and that no new investments were made in new businesses during the nine month period ending September 30, 2012. Net cash provided by financing activities decreased from approximately $ 4.0 million for the nine month period ended September 30, 2011 to approximately $2.5 million for the nine month period ended September 30, 2012. The decrease was primarily due to increase in loan to banks of approximately $1.0 million and a decrease from a debt to equity swap of $2.2 million in GROUP Business Software AG.

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

Currency Risk

We use the US dollar as our reporting currency.  The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British pound, the Bulgarian lev and the Indian rupee.  Accordingly, some assets and liabilities are incurred in those currencies and we are subject to foreign currency risks.

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

Goodwill and other Intangible Assets

Intangible assets predominately include goodwill, acquired software and capitalized software development. Intangible assets acquired in exchange for payment are reflected at acquisition costs. If the development costs can be capitalized per ASC 985-20-25, these are reflected as ascribable personnel and overhead costs.

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

Revenue Recognition

License Revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. Pricing models have generally been based either upon the physical infrastructure, such as the number of physical desktop computers or servers, on which our software runs or on a per user basis. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software and the software key to provide full access to all functionalities for our customers. In general our invoices reflect license, service and maintenance components. In the case of multi element contracts, the revenues allocated to the software license in most cases represent the residual amount of the contract after the fair value of the other elements has been determined. Certain products of our software offering are licensed on a subscription basis.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4.  Controls and Procedures.

Under the supervision of and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012.

Prior to this filing our disclosure controls and procedures and, in annual reports, our internal controls over financial reporting were not fully effective due to limited knowledge of U.S. GAAP by our accounting and reporting departments at the time of the original filings. Effective with the filing of this FORM 10-Q we changed our Internal Controls over financial Reporting to be fully compliant with PCAOB and U.S. GAAP regulations.

On September 19, 2012, the Board of Directors of the Company changed the Company’s fiscal year end from March 31 to December 31, beginning December 31, 2012.

Based on this evaluation, our principal executive officer and principal financial officer concluded, as of September 30, 2012 that our disclosure controls and procedures were effective.

Subsequent Events

On October 26, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender”), a member of the board of directors of the Company. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to the Lender in the aggregate principal amount of $1,000,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 29, 2012, the Company entered into a note purchase agreement (the “Intercompany Loan Agreement”) with GROUP. Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated October 29, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $145,000, bearing an annual interest rate of 20% and maturing on the first anniversary date of the date of issuance, without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely (i) to pay the payroll of GROUP Business Software Corp., due October 29, 2012, and (ii) for such other purposes as the parties to the Intercompany Loan Agreement may agree from time to time. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

Each of the directors of the Company, including all four disinterested directors with respect to the transactions, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

On November 14, 2012, GBS Enterprises Incorporated (the “Company”) entered into a note purchase agreement (the “Intercompany Loan Agreement”) with Group Business Software AG, a German public company and the Company’s 50.1% owned subsidiary (“GROUP”). Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest of 20% and maturing on the first anniversary date of the date of issuance without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with a note purchase and security agreement, the Company issued John A. Moore, a member of the Board of Directors of the Company and his wife a warrant to purchase 100,000 shares of common stock of the Company. The warrant and related transactions are described in the Company’s Form 8-K filed August 16, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Item 6. Exhibits.

No.	Description
10.1	Note Purchase and Security Agreement, dated August 13, 2012, by and between GBS Enterprises Incorporated and John A. Moore, Jr. and Annedenise M. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K File No. 000-53223) filed on August 16, 2012)

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: November 19, 2012	By:	/s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

