Form 10-Q/A
period 2012-09-30
GBS Enterprises Inc
filed 2012-12-17
CIK 1413754

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

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 21, 2012, for the following purposes:

1..	Furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

2

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

■	Cash and Cash Equivalents decreased from $ 3,520,821 at December 31, 2011 to $ 742,954 at September 30, 2012 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Accounts Receivable decreased from $ 4,886,788 at December 31, 2011 to $ 3,530,475 at September 30, 2012 due to increased collections from personnel added to focus efforts on improvement of cash flow. GROUP reduced its accounts receivables by approx. $1.0 million; GBS Corp by approx. $600,000, Pavone Groupware GmbH by approx. $400,000 whereas the accounts receivables of GBSX increased by $1.0 million resulting from the sale of the Companies participation in Synaptris Holding.

■	Inventories decreased from $ 236,712 at December 31, 2011 to $ 117,466 at September 30, 2012 from the sale of finished goods (pdf licenses) within Pavone Groupware GmbH.

■	Prepaid Expenses decreased from $444,147 at December 31, 2011 to $ 193,468 at September 30, 2012 from the reclassification of prepaid into current expenses.

■	Other Receivables increased from $ 1,020,010 at December 31, 2011 to $ 1,179,620 at September 30, 2012 and includes other prepaid costs (approx. $ 180,000), tax assets (approx. $ 664,000) and deposits (approx. $ 335,000).

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

■	Liabilities to Banks increased from $ 3,463,483 at December 31, 2011 to $ 3,742,578, at September 30, 2012 and consisted of a long-term business line of credit due to the Baden-Württembergische Bank. The increase is due to the funding of expenditures consistent with the advancement of our technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Deferred Tax Liabilities decreased from $ 1,196,472 at December 31, 2011 to $1,049,950 at September 30, 2012 resulting from the deferred taxes associated with the capitalization of software expenses, the purchase price allocation of acquired assets, and the temporary adjustment of depreciation.

■	Retirement Benefit Obligation increased from $57,364 at December 31, 2011 to $ 59,719 at September 30, 2012.

■	Other Liabilities decreased from $ 2,273,737 at December 31, 2011 to $ 987,995 at September 30, 2012. The decrease resulted from a debt to equity conversion in GROUP in the amount of $2,266,075. Increases in the capital leases of IDC Global, Inc. (approx. $192,000) and an unrelated third party loan of GBS India (approx. $788,000) were included.

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

On November 14, 2012, GBS Enterprises Incorporated (the “Company”) entered into a note purchase agreement (the “Intercompany Loan Agreement”) with Group Business Software AG, a German public company and the Company’s 50.1% owned subsidiary (“GROUP”). Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest rate of 20% and maturing on the first anniversary date of the date of issuance, without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

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

GBS ENTERPRISES INCORPORATED

Date: December 17, 2012, 2012	By:	/s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

DateDecember 17, 2012	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

