Form 10-Q
period 2012-03-31
GBS Enterprises Inc
filed 2013-04-01
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 28, 2013, there were 31,112,624 areas of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

 EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”), for the following purposes:

1.	In order to eliminate the inconsistency between the stated period covered by the Company’s financial statements and the actual period presented for the Company in the previous filing.

2

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

March 31, 2012

(Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Unaudited)

	March 30, 2012	December 31, 2011
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 7	1,418,277	3,250,821
Accounts receivable) - Note 8	6,609,219	4,886,788
Inventories - Note 3	121,880	236,712
Prepaid expenses - Note 9	570,199	444,147
Other receivables - Note 10	1,558,636	1,020,010
Assets held for Sale	-	24,107
Total current assets	10,278,211	9,862,585

Property, plant and equipment - Note 11	1,711,821	1,604,994
Financial assets - Note 12	545,391	548,909
Investment in related company, at equity - Note 6	265,438	244,219
Prepaid expenses	-	-
Deferred tax assets	4,588,618	3,945,272
Goodwill - Note 13	37,423,843	39,221,603
Software - Note 14	14,300,067	14,258,610
Other assets - Note 15	152,872	-
Total non-current assets	58,988,048	59,823,608

Total assets	69,266,259	69,686,193

Liabilities and stockholders' equity
Current liabilities
Notes payable	-	1,381,821
Liabilities to banks - Note 16	11,202	19,595
Accounts payables and accrued liabilities - Note 17	6,844,132	6,872,665
Deferred income - Note 19	11,111,295	6,476,582
Other short term liabilities - Note 18	3,119,501	4,256,410
Due to related parties	52,453	51,321
Total current liabilities	21,138,583	19,058,394

Liabilities to banks - Note 20	3,886,791	3,463,483
Deferred tax liabilities	1,169,549	1,196,472
Retirement benefit obligation	59,087	57,364
Other liabilities - Note 21	1,419,067	2,273,737
Total non-current liabilities	6,534,494	6,991,056

Total liabilities	27,673,077	26,049,451

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding
28,211,664 shares of common stock
(22,544,000 shares at March 31, 2011)	28,212	27,248
Additional paid in capital	47,902,913	47,325,971
Accumulated deficit	(13,838,354)	(12,147,666)
Other comprehensive income	238,388	494,206

	34,331,159	35,699,759
Noncontrolling interest in subsidiaries	7,262,023	7,936,983

Total stockholders' equity	41,593,182	43,636,742

Total stockholders' equity and liabilities	69,266,259	69,686,193

Commitments - Note 23
Subsequent events - Note 24

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the three ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
	$	$

Revenues
Products	6,014,963	4,451,106
Services	2,715,939	1,225,324
	8,730,902	5,676,430
Cost of goods sold
Products	2,533,513	721,901
Services	2,723,102	1,867,447
	5,256,615	2,589,348
Gross profit	3,474,286	3,087,082

Operating expenses
Selling expenses	4,694,304	3,663,474
Administrative expenses	1,614,414	1,399,146
General expenses	235,218	208,135
	6,543,936	5,270,756

Operating income	(3,069,649)	(2,183,674)

Other Income (expense)
Other Income (expense)	54,819	(658,569)
Interest income	1,299	1,568
Interest expense	(56,275)	(99,723)
	(157)	(756,724)

Income (loss) before income taxes	(3,069,807)	(2,940,397)

Income tax (income) expense	(659,341)	957,445
	0
	0
Net income (loss) bevor extraordinary items	(23,994,214)	(3,637,306)

Extraordinary items (value adjustment on goodwill)	0	0

Net income (loss)	(2,410,466)	(3,637,306)
Net income (loss) attributable to non controlling interest	(719,778)	172,271

Net income (loss) attributable to stockholders	(1,690,688)	(3,465,035)

Other comprehensive income (loss)	(500,120)	(513,768)
Other comprehensive income (loss)
attributable to non noncontrolling interest	(249,560)	(256,370)
Other comprehensive income (loss)
attributable to stockholders	(250,560)	(257,398)

Net income (loss) and comprehensive income (loss) attributed to stockholders	(1,941,248)	(3,722,433)

Net earnings (loss) per share, basic and diluted	$(0.509)	$(0.119)

Weighted average number of common stock outstanding, basic and diluted	24,847,525	16,566,236

GBS Enterprises Incorporated
Interim Consolidated statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(Unaudited)

	March 31, 2012	March 30, 2011
	$	$

Cash flow from operating activities
Net loss / net income	(2,410,466)	(3,637,306)
Adjustments
Deferred income taxes	(670,269)	3,796,982
Depreciation and amortization	1,654,957	4,035,732
Write-down of Goodwill and Intangibles	-	-
Gains from equity investment	(20,087)	85,599
Minority interest losses	(687,008)	266,269
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2,363,002)	(4,639,084)
Other Assets	(152,872)	3,686
Inventories	114,832	114,172
Accounts payable and other liabilities	2,614,600	2,755,795

Net cash provided (used) by operating activities	(1,919,315)	2,781,845

Cash flow from investing activties
Purchase (Sale) of intangible assets	(931,427)	(6,106,723)
Purchase of property, plant and equipment	(358,704)	(161,037)
Purchase of Subsidiaries	-	2,588,035
Proceeds from Sale of Subsidiaries	-	-
Increase (Decrease) in Financial assets	1,801,279	822,985

Net cash provided (used) in investing activities	511,148	(2,856,740)

Cash flow from financing activties
Net borrowings - banks	414,915	(2,484,597)
Other borrowings	(1,381,821)	2,460,438
Capital paid-in	576,942	6,678,950
Loans from related party	-	830,156

Net cash provided (used) in financing activities	(389,964)	7,484,947

Effect of exchange rate changes on cash	(34,414)	(123,683)

Net increase (decrease) in cash	(1,832,544)	7,286,369
Cash and cash equivalents - Beginning of the year	3,250,821	1,744,965

Cash and cash equivalents - End of year	1,418,277	9,031,334

6

GBS Enterprises Incorporated

as of March 31, 2012

Notes on the Financial Statement for the Quarter Ending March 31, 2012

GBS Enterprises Incorporated

GBS Enterprises Incorporated

as of March 31, 2012

Note 1	INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in -the United States of America. These interim financial statements accept as described in Note 4 with respect to reporting periods, follow the same accounting policies and methods of their application as the Company’s audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

Subsidiary Companies

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $ 583,991 in debt was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. The acquisition of Pavone complements GBS's majority ownership in GROUP and the Company believes that it further strengthens their leading industry position on the IBM Lotus Platforms. Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide.

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the period ended March 31, 2012 and 2011, include the accounts of all consolidated companies for the same three month period beginning January 1, 2012 and 2011 respectively. The Balance Sheets as of March 31, 2012 and March 31, 2011 have also been adjusted to include the accounts of all consolidated companies as of those dates.

GBS Enterprises Incorporated

as of March 31, 2012

Note 5	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation; in the previous year, there were eight of these subsidiaries (KUSD = 1,000’s of US Dollars).

		Stockholders'			Profit
		Equity			of the
		as of	Percentage of		consolidated	Date
		03.31.12	Subscribed Capital		quarter	of the
	Headquarters	KUSD	KUSD	in %	KUSD	First Consolidation

ebVOKUS Software GmbH	Dresden	351	54	50.1%	-58	01/11/2005
GROUP Business Software (UK) Ltd.	Manchester	-1,290	23	50.1%	-28	12/31/2005
GROUP Business Software Corp.	Woodstock	-9,389	1	50.1%	-1,623	12/31/2005
GROUP LIVE N.V.	Den Haag	-3,534	134	50.1%	-2	12/31/2005
Permessa Corporation	Waltham	-5	0	50.1%	667	09/22/2010
Relavis Corporation	Woodstock	-834	2	50.1%	-25	01/08/2007
GROUP Business Software AG	Eisenach	20,810	36,107	50,1%	-1,025	06/01/2011
Pavone GmbH	Boeblingen	-815	47	100.0%	-162	01/4/2011
Pavone Ltd.	North Yorkshire	-71	584	100.0%	-4	01/04/2011
Groupware Inc.	Woodstock	-482	1	100.0%	0	01/06/2011
IDC Global, Inc.	Chicago	2,429	0	100.0%	111	07/25/2011
Synaptris, Inc.	San Jose	-820	3,372	100.0%	67	09/27/2011

A domination and profit transfer agreement was in place between GROUP Business Software AG as the dominating company and Group Technologies GmbH for the last reporting period. GROUP Business Software AG sold this Company on March 08, 2012 for a price of 49 KUSD.

On September 2, 2011, GROUP Business Software AG acquired the outstanding 0.5% of Relavis Corporation.

GBS Enterprises Incorporated

as of March 31, 2012

Note 6	ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's acquired B.E.R.S AD for 265 (KEUR). The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value. At March 31, 2012, the proportion share of the loss was 5.5 KUSD.

Total Value
		Assets		Sales Revenues	Annual Profit/Loss
		03.31.12	Debts	Q1	Q1
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna	265	91	176	11

Note 7	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 1,418 KUSD (previous year: 9,031 KUSD). Included in that amount are cash equivalents of 13 KUSD (previous year: 20 KUSD).

Note 8	ACCOUNTS RECEIVABLE

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

Note 9	PREPAID EXPENSES

Prepaid expenses in the amount of 570 KUSD (previous year: 1,648 KUSD) were primarily recorded for prepaid rent and advance on technological collaboration events.

GBS Enterprises Incorporated

as of March 31, 2012

Note 10	OTHER RECEIVABLES - CURRENT

The largest individual item under other receivables represents security deposits (approx. 486 KUSD) Also included herein are derivatives used for hedging (405 KUSD), warrant sale proceeds held in escrow (238 KUSD); receivable from the sale of GEDYS IntraWare GmbH (240 KUSD), tax assets (163 KUSD) and Other (27 KUSD). The derivatives represent forward contracts entered into by a subsidiary which require them to deliver U.S. dollar (USD) and receive Indian Rupees (INR) at agreed upon forward rates. The receivables represent USD to be received at the delivery date and payables (of 409 KUSD) represent INR to be paid exchanged at the year-end rate. Contracts were entered into beginning November, 2011 to February, 2012 to be delivered by April, 2012 to October, 2012. Included in operations is an unrealized foreign exchange gain of 9,440 USD.

Note 11	PROPERTY PLANT AND EQUIPMENT

Fixed assets are measured at cost less scheduled straight-line depreciation.

Depreciation of the computer hardware listed as office equipment is distributed over a period of three to five years. The depreciation period for other office equipment is three to ten years. Office furnishings are depreciated over a period of eight to ten years. Leasehold Improvements are depreciated up to 40 years.

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12.31.2011	8,459.5	6,854.5	1,605.0
Additions	250	133
Disposals	(208)	(208)
Currency differences	118	110
Reclassifications	(240)	(222)
Updated 03.31.2012	8,379.1	6,667.3	1,711.8

GBS Enterprises Incorporated

as of March 31, 2012

Note 12	LONG TERM FINANCIAL ASSETS

The major components of the Financial Assets include the following:

	KUSD	KUSD
	3/31/2012	12/31/2011
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $ 20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	780	777
Current portion, included in other current receivables	(240)	(233)
Long Term potion, included in Financial Assets	540	544

Other long term Financial Assets	5	5
Balance	545	549

Note 13	GOODWILL

Goodwill arises from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE 2011 in kUSD	Goodwill Q12012 in kUSD
GROUP Business Software AG	01/06/11	23,302.8	18,492.2
GROUP Business Software Corp.	12/31/05	2,177.5	2,177.5
GROUP LIVE N.V.	12/31/05	1,324.2	0.0
GROUP Business Software Ltd	12/31/05	2,765.1	2,765.1
ebVOKUS Software GmbH	10/01/05	443.6	443.6
Relavis Corporation	08/01/07	7,288.3	0.0
Permessa	09/22/10	2,387.4	2,387.4
Pavone AG	04/01/11		4,956.4
Groupware Inc.	06/01/11		994.1
IDC	07/25/11		2,994.4
SD Holding	09/27/11		2,213.1
		39,689.0	37,423.8

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

Amortization of concessions, industrial property and similar rights and assets, as well as licenses to such rights and assets are presented in the profit and loss statement under "Depreciation and Amortization."

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12.31.2011	33,093.8	18,835.2	14,258.6
Additions	868	966
Disposals	(25)	(5)
Currency differences	895	736
Reclassifications	0	0
Updated 03.31.2012	34,831.8	20,531.7	14,300.1

Note 15	OTHER ASSETS

Included are tax credits (31 KUSD) and other deposits (121 KUSD).

Note 16	LIABILITIES TO BANKS - CURRENT

Short term liabilities to bank (11 KUSD) represent an operating line of credit, bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD.

Note 17	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,795 KUSD (previous year: 1,133 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Accrued Liabilities

Other provisions are created in the amount necessary as of the financial statement date which is necessary, according to a reasonable commercial appraisal, in order to cover future payment obligations, perceivable risks as well as uncertain liabilities of the Company. The amounts deemed to be most likely in a careful assessment of the situation are accrued.

GBS Enterprises Incorporated

as of March 31, 2012

	Status				Currency	Status
KUSD	12/31/11	Utilization	Dissolution	Increase	Differences	03/31/12

Tax provision	32	32	0	2	0	2
Salary	859	489	24	363	16	724
Vacation	439	-55	30	79	12	555
Workers Compensation Insurance Association	27	-1	0	4	1	33
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	16	0	5	0	6
Outstanding Invoices	882	626	60	722	22	940
Annual Financial Statement Costs	401	147	0	125	4	382
Other Provisions	367	221	0	504	6	656
Warranties	60	0	0	0	2	61
Gesture of Goodwill	160		160			0
Provision for Legal Costs	71	0	0	0	2	73
Severance	0	0	0	108	0	108
Total	3,314	1,475	274	1,913	65	3,542

Tax accruals

As of the financial statement date, provisions for taxation were created in the amount of 2 KUSD.

Provisions for Salaries (724 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business year.

Vacation provisions (555 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is based on the gross salary of the individual employee plus the employer contribution to social security and the unused vacation days as of the financial statement date.

Outstanding Invoices - For liabilities not yet settled, a provision totaling 940 KUSD was created.

Annual Accounting Costs - Expenses for preparing the annual financial statements and the consolidated financial statements, for the auditing of the Company and consolidated financial statements were recognized at 382 KUSD.

Legal Expenses - A provision for anticipated legal consulting was 73 KUSD was recorded.

Warranties - For outstanding warranty claims, a provision of 61 KUSD was created depending on income from services.

GBS Enterprises Incorporated

as of March 31, 2012

Other provisions for accrued items include accruals of 406 KUSD (previous year: nil) for forward contracts entered into by Synaptris Private Decisions Limited (See Note 10.) Also included in this category are gratuity obligations 67 KUSD (previous year: nil) for this subsidiary.

Note 18	OTHER SHORT TERM LIABILITIES

Other short-term liabilities are comprised of the following:

	03/31/12	12/31/11
Other Short-Term Liabilities	KUSD	KUSD
Purchase Assets L911	1,100	1,094
Purchase Assets Fastworks	0	0
Purchase Assets Permessa	750	1,900
Purchase Assets Salesplace	0	0
Tax Liabilities	847	724
Purchase Archiving Software	333	324
Other Liabilities	88	215
	3,120	4,256

Note 19	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 11,111 KUSD (previous year: 9,674 KUSD) mainly include maintenance income collected in advance for the period after the end of the fiscal year which primarily accumulated in the parent company. They are amortized on a straight-line basis over the respective contract terms.

GBS Enterprises Incorporated

as of March 31, 2012

Note 20	LIABILITIES TO BANKS – LONG TERM

Liabilities to banks (3,887 KUSD; previous year: -0- KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling 4,000 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, 2,000 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and 2,000 KUSD (1,500 KEUR) is fixed at 3.5%.

Note 21	OTHER LIABILITIES – LONG TERM

Other long-term liabilities are made up of unsecured liabilities connected to the purchase of assets as follows:

	03/31/12	12/31/11
Other Long-Term Liabilities	KUSD	KUSD

Purchase Assets L911		2,266
Purchase Shares GBS AG		0
Real Risk Ventures LLC	633
Related parties	669
Capital lease	118	8
	1,419	2,274

Expected payments over the next 5 fiscal years stated in KUSD.

	Purchase Assets L911	Purchase Assets Permessa	Purchase Shares GBS AG

Interest	4.50%	0.00%	4.50%

Expiration date
2012	1,094	1,900
2013
2014
converted into Shares 2012	2,266		0
Thereafter
Total	3,360	1,900	0

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

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

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

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. As of March 31, 2012, the Company has not issued these 30,000 shares of common stock underlying under the units but such shares are deemed to be beneficially owned by Mr. Ernst.

GBS Enterprises Incorporated

as of March 31, 2012

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

In connection with the Loan Agreement, on February 22, 2013, the Company agreed to an Amendment to the Note in which the Lender agreed to convert the interest due under the Note to shares of Company common stock to be issued at $0.30 per share. Subsequently the Lender was issued 450,960 shares of Common Stock. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Other changes in common stock are disclosed in Note 24, Supplementary Cash Flow Disclosures.

GBS Enterprises Incorporated

as of March 31, 2012

Warrants and Options

The Company has issued warrants to outside consultants in payments for services provided as detailed in the following schedule. The warrants are issued as “cashless” warrants and all have a three-year term with the exception of the Ventana Capital Partners’ warrant which has a 30 month term. Each warrant is exercisable into one share of common stock. The warrants have been valued using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below. The valuation of the warrants issued in the year ending March 31, 2011 is for disclosure purposes only as the charge is related to the cost of issuing the shares and there is no impact to the financial statements. The warrants issued on April 1, 2011, whose value was determined to be $34,000, was included as compensation expense and credited to additional paid in capital in 2012. There are no stock options issued by the Company to employees or other parties.

Black Scholes assumptions for warrants issued were as follows:

For the year ending March 31, 2011 -		For the year ending March 31, 2012 -

Volatility -	65.0% - 77.2%	77.1%
Risk free interest rate -	0.74% - 1.19%	1.19%
Expected life -	2.5 - 3 years	3 years
Dividend rate -	Nil	Nil

GBS Enterprises Incorporated

as of March 31, 2012

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

GBS Enterprises Incorporated

as of March 31, 2012

Number of Warrants	Exercise price	Expiration date
2,000,000	$4.00	6/1/2013
707,280	$1.50	3/14/2014
15,000	$1.50	3/24/2014
3,199,000	$1.50	3/31/2014
100,000	$1.50	4/1/2014

The weighted average exercise price at March 31, 2011 was $2.07

The weighted average exercise price at March 31, 2012 was $2.32

Note 23	REVENUE ALLOCATION

Gross revenue may be broken down by the following products:

	03/31/12	03/31/11	12/31/11
Sales Revenues	KUSD	KUSD	KUSD

Licenses	1,322	1,092	5,174
Maintenance	2,943	2,655	11,565
Partner Contribution	0	0	0
Service	2,716	1,225	8,673
Third-Party Products	639	397	2,302
LND Third-Party Products	1,089	285	3,607
Others	22	23	179

	8,731	5,676	31,500

Revenues by geographic area for the quarter ended March 31, 2012, March 31, 2011 and the year ended December 31, 2011 are as follows:

Sales Revenues	03/31/12	03/31/11	12/31/11
by geographic area	KUSD	KUSD	KUSD

US	3,476	1,942	9,359
Germany	5,026	3,454	20,622
United Kingdom	229	280	1,110
Others	0	0	410

	8,731	5,676	31,500

GBS Enterprises Incorporated

as of March 31, 2012

Long-lived assets by geographic area, which primarily include property plant and equipment as at March 31, 2012, March 31, 2011 and the year ended December 31, 2011 are as follows:

Long-lived assets	03/31/12	03/31/11	12/31/11
by geographic area	KUSD	KUSD	KUSD

US	1,409	103	1,287
Germany	280	241	292
United Kingdom	4	3	3
Others	19	0	24

	1712	347	1,605

Note 24	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions through the quarter ended March 31, 2012 were as follows:

a.	On May 10, 2010, the Company purchased Fastworks Assets for 1,305 KUSD. The Company paid 502 KUSD upon signing and financed the balance. The balance is disclosed in Notes 18 & 21, Other Liabilities.
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

GBS Enterprises Incorporated

as of March 31, 2012

Note 25	SUBSEQUENT EVENTS

The following events happened after March 31, 2012:

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

On May 15, 2012 30,000 warrants were exercised into 30,000 common shares.

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

On July 8, 2012 Pavone, Ltd, as being a shell company, was dissolved.

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

GBS Enterprises Incorporated

as of March 31, 2012

On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

In connection with the Loan Agreement, on February 22, 2013, the Company agreed to an Amendment to the Note in which the Lender agreed to convert the interest due under the Note to shares of Company common stock to be issued at $0.30 per share. Subsequently the Lender was issued 200,000 shares of Common Stock. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

On November 14, 2012, GBS Enterprises Incorporated (the “Company”) entered into a note purchase agreement (the “Intercompany Loan Agreement”) with Group Business Software AG, a German public company and the Company’s 50.1% owned subsidiary (“GROUP”). Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest rate of 20%and maturing on the first anniversary date of the date of issuance without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

GBS Enterprises Incorporated

as of March 31, 2012

On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Pike H. Sullivan (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Edward M. Giles (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

On February 1, 2013 IDC Global Inc. („IDC“), entered into a Stock Purchase Agreement, with Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT”). GTT is a publicly traded (GTLT:OTC US) cloud network provider. Pursuant to the Agreement, the Company sold 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) to GTT for an aggregate purchase price of $4,600,000 in cash.

Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in the Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections in the Company’s 10-Q for the quarter ended March 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market.  GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides IBM Lotus Notes/Domino Application and Transformation technology.Headquartered in Eisenach, Germany the Company has offices throughout Europe and North America. The Company maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

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

Historically, GROUP has achieved growth through acquisition by targeting underperforming companies with complimentary operations and leveraging GROUP’s expertise to turnaround and integrate these targets.

Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

Going forward, the Company will focus on potential acquisition targets in the following areas of software and services: Applications and Application Modernizations, Professional Services, Hosting/Outsourcing Services, Administration and IT services, and XPages expertise.

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

Market trends

As IT departments face continuous budget reductions and constant pressure for higher performance and efficiency, CIOs are focusing on modern technologies to support their need for increased scalability, flexibility and lower costs. GBS has identified this demand as a strategic growth opportunity for the company and has placed a significant focus on expanding its Modernizing/Migrating technology.

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled (also named “cloud”, “cloud computing”) and migrated Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Modernizing/Migrating Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins Modernizing/Migrating was developed by GBS with assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

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

We generate revenue from subscription and usage fees and related services, including support and strategic consulting services. The subscription period is typically based on a yearly or multi-year contract with our customers.

Another sector of our strategic portfolio is a suite of tools and methodologies we have developed to rapidly convert Lotus Notes applications into web and modern mobile applications. This portfolio includes a set of powerful analysis tools known as Insights that identify all of the Lotus Notes applications within an organization and provide metrics about the uses and users of those applications. Because of the nature of Lotus Notes and Domino, the applications within a customer environment tend to be highly distributed and number in the thousands. For many organizations, this fact alone makes it extremely difficult to plan for projects that involve modernizing these applications for use in a browser and on mobile devices or migrating them to another platform. Our technologies help them to dramatically reduce the cost, risk, time and resources associated with these highly complex projects.

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

Subsidiary Companies

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation (“Pavone”) for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt, was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. The acquisition of Pavone complements GBS's majority ownership in GROUP and the Company believes that it further strengthens their leading industry position on the IBM Lotus Platforms .Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide.

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

On February 1, 2013 IDC Global Inc. („IDC“), entered into a Stock Purchase Agreement, with Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT”). GTT is a publicly traded (GTLT:OTC US) cloud network provider. Pursuant to the Agreement, the Company sold 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) to GTT for an aggregate purchase price of $4,600,000 in cash.

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

The Company is focused on developing a portfolio of modern software technologies and application services to address the needs of Independent Software Vendors (ISV), data center and businesses of commercial and government organizations.

Results of Operations

 Assets:

Total Assets decreased from $ 69,686,193 at December 31, 2011 to $69,266,259 at March 31, 2012.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

At March 31, 2012, Total Current Assets were $ 10,278,211 as compared to $ 9,862,585 at December 31, 2011. Total Current Assets consist of: Cash and Cash Equivalents; Accounts Receivable; Inventories; Prepaid Expenses; and Other Receivables.

■	Cash and Cash Equivalents decreased from $ 3,250,821 at December 31, 2011 to $ 1,418,277 at March 31, 2012 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Accounts Receivable increased from $ 4,886,788 at December 31, 2011 to $ 6,609,219 at March 31, 2012 due to increased invoicing in the area of maintenance billing. GROUP increased its accounts receivables by approx. $1.7 million. With $1.4 million mainly in the trade receivables; GBS Corp by approx. $700,000, Pavone Groupware GmbH by approx. $200,000 whereas the accounts receivables of GBSX increased by $1.9 million resulting from the sale of the Companies participation in Synaptris Holding.

■	Inventories decreased from $ 236,712 at December 31, 2011 to $ 121,880 at March 31, 2012 from the sale of finished goods (pdf licenses) within Pavone Groupware GmbH.

■	Prepaid Expenses increased from $444,147 at December 31, 2011 to $ 570,199 at March 31, 2012.

■

Other Receivables increased from $ 1,020,010 at December 31, 2011 to $ 1,558,636 at March 31, 2012. The largest individual item under other receivables represents security deposits (approx. $486,000). Also included are derivatives used for hedging (approx. $405,000), receivable from the sale of GEDYS IntraWare GmbH (approx. $240,000), tax assets (approx. $ 163,000), warrant payment held in escrow (approx. $ 238,000), and other (approx. $26,000.)

At March 31, 2012, Total Non-Current Assets were $58,988,048 as compared to $59,823,608 at December 31, 2011.  Total Non-Current Assets consist of: Property (plant and equipment), Non-Operating Receivables, Investments in Related Company, Deferred Tax Assets, Goodwill, Software and Other Assets.

■	Net Property (plant and equipment) increased from $1,604,994 at December 31, 2011 to $ 1,711,821 at March 31, 2012 with additional net investments in depreciable equipment in IDC Global (approx. $140,000) and Pavone (approx. $ 20,000) with the remainder primarily to charges for depreciation (approx. $ 52,000).

■ Non-Operating Receivables slight decreased from $ 548,909 at December 31, 2011 to $ 545,391 at March 31, 2012.

■	Investments in Related Company increased from $ 244,219 at December 31, 2011 to $ 265,438 at March 31, 2012.

■	Deferred Tax Assets increased from $ 3,945,272 at December 31, 2011 to $4,588,618 at March 31, 2012 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $39,221,603 at December 31, 2011 to $37,423,843 at March 31, 2012 and consisted of the goodwill associated with eight business entities. Decreases were mainly from a reduction for negative goodwill for $ 1,702,208 as described more fully in Note 12 of the Financial Statements.

■	Software increased from $14,258,610 at December 31, 2011 to $ 14,300,067 at March 31, 2012, as a result of the quarterly calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $ nil at December 31, 2011 to $ 152,872 at March 31, 2012. This category includes rent deposits.

Liabilities:

Total Liabilities increased from $ 26,049,451 at December 31, 2011 to $ 27,673,077 at March 31, 2012.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At March 31, 2012, Total Current Liabilities were $ 21,138,583 compared to $ 19,058,394 at December 31, 2011.  Total Current Liabilities consist of Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities and Amounts Due to Related Parties.

■	Notes Payable decreased from $1,381,821 at December 31, 2011 to $ nil at March 31, 2012. $1,702 was converted into shares of GROUP with the balance being repaid in cash in January 2012.

■	Liabilities to Banks decreased from $19,595 at December 31, 2011 to $ 11,202 at March 31, 2012 and included a line of credit, and cash in transit.

■	Accounts Payable and Accrued Liabilities decreased from $6,872,665 at December 31, 2011 to $ 6,844,132 at March 31, 2012. This includes trades payables (approx. $2,800,000), other accruals (approx. $3,540,000) and short-term loan (approx. $500,000).

■	Deferred Income increased from $6,476,582 at December 31, 2011 to $ 11,111,295 at March 31, 2012 encompassing maintenance income collected in advance with a minor decrease related to contracts for annual services which were billed to customers in advance.

■	Other Liabilities of $4,256,410 at December 31, 2011 decreased to $ 3,119,501 at March 31, 2012 and includes amounts due for purchased software, purchased companies (Permessa) and business technology (ebVokus), short term loans, and tax liabilities. Decrease was primarily related to the payment made to the shareholders of Permessa Corporation for the initial purchase of this entity ($1,150,000, remaining amount due: $750,000). Increases included payments currently due for acquired assets (approx. $1,450,000) and tax liabilities (approx. $847,000).

■	Amounts Due to Related Parties remained on the same level and slightly increased from $ 51,321 at December 31, 2011 to $ 52,453 at March 31, 2012 and includes amounts due to associated companies.

At March 31, 2012, our Total Non-Current Liabilities were $6,534,494 compared to $ 6,991,056 at December 31, 2011.  Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Other Liabilities.

■	Liabilities to Banks increased from $ 3,463,483 at December 31, 2011 to $ 3,886,791 at March 31, 2012 and consisted of a long-term business line of credit due to the Baden-Württembergische Bank. The increase is due to the funding of expenditures consistent with the advancement of our technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Deferred Tax Liabilities decreased from $ 1,196,472 at December 31, 2011 to $1,169,549 at March 31, 2012 resulting from the deferred taxes associated with the capitalization of software expenses, the purchase price allocation of acquired assets, and the temporary adjustment of depreciation.

■	Retirement Benefit Obligation increased from $57,364 at December 31, 2011 to $ 59,087 at March 31, 2012.

■	Other Liabilities decreased from $ 2,273,737 at December 31, 2011 to $ 1,419,067 at March 31, 2012. The decrease resulted from a debt to equity conversion in GROUP in the amount of $2,266,075. Increases in the capital leases of IDC Global, Inc. (approx. $118,000), related party loan of approx. $670,000 and a loan for the acquisition of additional shares in Group Business Software AG as further described in Note 21.

Revenues

For the quarter ended March 31, 2012, our Net Sales increased to $ 8,730,902 from $5,676,430 from the quarter ended March 31, 2011.

Product revenue increased from $4,451,106 to $6,014,963 in the three-months ended March 31, 2012 as compared to the prior year period as a result of an increase from Third Party Products with an increase in revenue licenses also contributing.

Service revenue increased from $1,225,324 to $2,715,939 in the three-months ended March 31, 2012 as compared to the prior year period generated primarily from the service revenue associated with the recently acquired IDC Global, Inc. and Pavone Groupware GmbH.

The total revenue from IDC’s data center services was approx. $1.4 million, and GROUP contributed with an increased revenue of approximately $800,000.The total revenue in GBS Corp. increased by $0.2 million and PavoneGroupware GmbH contributed approx. $0.7 million.

Cost of Goods Sold

For the quarter ended March 31, 2012, Cost of Goods Sold increased to $5,256,615 from $2,589,348 during the quarter ended March 31, 2011.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Within Cost of Goods Sold there was an increase of $1,811,612 in the three-months ended March 31, 2012 as compared to the prior year period for costs related to the products division of Revenue and an increase of $855,655 in the three-months ended March 31, 2012 as compared to the prior year period for the associated costs within the services division of Revenue. Of these, increases were in the categories of materials ($1.8 million), operating costs (approx. $400,000) and capitalized development costs (approx. $100,000). These increases were primarily associated with the acquisitions of PavoneGroupware GmbH and IDC Global, Inc., and additional material costs incurred through GROUP AG. Personnel costs increased (approx. $400,000) and amortization increased ($200,000) in the three-months ended March 31, 2012 as compared to the prior year period.

Operating Expenses

For the quarter ended March 31, 2012, Operating Expenses increased to $6,543,936 from $5,270,756 during the quarter ended March 31, 2011.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the quarter ended March 31, 2012, Selling Expenses increased to $4,694,304 from $3,663,474 during the quarter ended March 31, 2011.  This increase was primarily attributable to increases in personnel expenses of approx. $900,000 and an increase in service expenses of approx. $150,000.

For the quarter ended March 31, 2012, Administrative Expenses increased to $1,614,414 from $1,399,146 for the quarter ended March 31, 2011.  Administrative Expenses consist of costs for the management and administration units. Within this increase approx. $200,000 is related to operating expenses. The operating expenses increased by approx.. $130,000 in the categories of external services and by approx. $90,000 in insurances. Travel expenses including expenses for cars decreased by approx. $100,000.

For the quarter ended March 31, 2012, General Expenses slightly increased to $235,218 from $208,135 for the quarter ended March 31, 2011. General expenses consist of costs for communication (approx. $100,000), costs for insurance (approx. $60,000), bank charges (approx. 50,000) and other costs.

Other Income (Expense)

For the quarter ended March 31, 2012, Other Income of $54,819 increased from Other expenses of $658,569 for the quarter ended March 31, 2011. This includes income from investments of associated companies and other income.

Interest Income (Expense)

For the quarter ended March 31, 2012, interest expenses of $56,275 increased from interest expenses of $99,723 for the quarter ended March 31, 2011.

Liquidity & Capital Resources

At March 31, 2012 the Company had $1,418,277 in cash and cash equivalents, compared to $ 3,250,821 at December 31, 2011.

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

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per Unit, for a total purchase price of $45,000. Each Unit consists of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. As of March 31, 2012, the Company has not issued these 30,000 shares of Common Stock underlying under the Units but such shares are deemed to be beneficially owned by Mr. Ernst.

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

In connection with the Loan Agreement, on February 22, 2013, the Company agreed to an Amendment to the Note in which the Lender agreed to convert the interest due under the Note to shares of Company common stock to be issued at $0.30 per share. Subsequently the Lender was issued 450,960 shares of Common Stock. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all .

 Cash Flows

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2012	2011
Net cash provided (used in) Operating Activities	$(1,919,315)	$2,781,845
Net cash provided by (used in) Investing Activities	$511,148	$(2,856,740)
Net cash provided (used in) by Financing Activities	$(389,964)	$7,484,947
Effect of exchange rate changes on cash	$(34,414)	$(123,683)
Net increase (decrease) in cash and cash equivalents during the period	$(1,832,544)	$7,286,369
Cash and cash equivalents, beginning of period	$3,250,821	$1,744,965

Cash and cash equivalents, end of period	$1,418,277	$9,031,334

Cash Flows

Net Cash used by operating activities for the three month period ending March 31, 2012 was approximately $1.9 million compared to net cash provided by operating activities for the three month period ending March 31, 2011 of approximately $ 2.8 million. This change is primarily due to an increased change in depreciation and amortization with a total of $1.7 million for the period ended March 31, 2012 compared to a change in depreciation and amortization with a total of $ 4.0 million for the three month period ending March 31, 2011. The cash provided in investing activities during the three month period ending March 31, 2012 was approximately $0.5 million, compared to cash used in investing activities in the comparative period ending March 31, 2011 of approximately $2.9 million. This increase was primarily resulting from the reduction of goodwill of approximately $1.8 million and that no new investments were made in new businesses during the three month period ending March 31, 2012. Net cash provided by financing activities decreased from approximately $7.5 million for the three month period ended March 31, 2011 to net cash used in financing activities by approximately $0.4 million for the three month period ended March 31, 2012. The decrease was primarily due to increase in loan to banks of approximately $0.4 million and a decrease from a debt to equity swap of $1.4 million in GROUP Business Software AG.

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

 .

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4.  Controls and Procedures.

Under the supervision of and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012.

Following the conclusion that our control procedures were not effective as of September 30, 2012, the Company took a number of steps to ensure adequate disclosure controls and procedures were in place after September 30, 2012.

On March 31st, 2012 an Audit Committee was established comprised of members from our Board of Directors, the purpose of which is to assist the Board in fulfilling its responsibility to oversee the conduct and integrity of the Company’s financial reports. The Committee is made up of highly qualified individuals serving on the Company’s Board of Directors.

The duties of the Audit Committee include, but are not limited to, ensuring that the Company maintains adequate internal control structures, monitoring relevant aspects of compliance, review and assessment of any potentially significant legal matters facing the Company, the appointment and monitoring of an independent auditor, and final review of the independently audited financial statements. The Audit Committee reports any and all findings to the Company’s Board of Directors, which maintains all final decision making authority regarding any of the aforementioned activities

These directors have met on June 12th, 2012, August 16th, 2012, and November 13th, 2012. The purpose of these meetings included, along with the above listed activities, drafting and presenting to the Board for ratification an Audit Committee charter, and to ensure that all duties tasked to the Committee have been fulfilled.

On September 19, 2012, the Board of Directors of the Company changed the Company’s fiscal year end from March 31 to December 31, beginning December 31, 2012.

We concluded that our control procedures were not effective as of September 30, 2012 for the following reasons; we did not disclose that the changes to our previously published financial statements were simply a restatement of those financial statements, we did not disclose the details of the restatement as required by ASC 250, nor did we disclose whether any change occurred in our internal control over financial reporting during the fiscal quarter ended September 30, 2012.

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

On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

In connection with the Loan Agreement, on February 22, 2013, the Company agreed to an Amendment to the Note in which the Lender agreed to convert the interest due under the Note to shares of Company common stock to be issued at $0.30 per share. Subsequently the Lender was issued 200,000 shares of Common Stock. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Pike H. Sullivan (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Edward M. Giles (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Item 6. Exhibits.

No.	Description
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: March 29, 2013	By:	/s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2013	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

