Form 10-Q/A
period 2012-06-30
GBS Enterprises Inc
filed 2013-05-01
CIK 1413754

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

With a copy to:

Philip Magri, Esq.

The Magri Law Firm, PLLC

11 Broadway, Suite 615

New York, NY 10004

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

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

Yes ☐ No ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 30, 2013, there were 30,812,624 areas of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 originally filed with the Securities and Exchange Commission on August 20, 2012 and subsequently amended on September 13, 2012, for the following reason:

■ As previously reported by the Company on a Form 8-K filed with the Commission on September 20, 2012, on September 19, 2012, the Company changed its fiscal year end from March 31st to December 31st. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had December 31st fiscal year ends and in reporting the Company’s financial statements, the Company, incorrectly applied of Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends. With the change in Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010. Accordingly, the financial statements for the period ended June 30, 2012 and 2011 have been restated to include the accounts of all consolidated companies for the same six month period. The restatement of the Company’s financial statements is not a change from one accounting policy that applies with GAAP to another accounting policy that complies with GAAP.

2

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2012

(Restated and Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

Amended and Restated

(Unaudited)

	June 30, 2012	December 31, 2011
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 7	560,107	3,250,821
Accounts Receivable - Note 8	4,992,385	4,886,788
Inventories - Note 2	114,917	236,712
Prepaid expenses - Note 9	232,655	444,147
Other receivables - Note 10	1,280,948	1,020,010
Assets held for Sale	-	24,107
Total current assets	7,181,012	9,862,585

Property, plant and equipment - Note 11	1,743,848	1,604,994
Non - Operating Receivables - Note 12	721,738	548,909
Investment in related company, at equity - Note 6	263,375	244,219
Deferred tax assets - Note 26	4,924,505	3,945,272
Goodwill - Note 13	37,423,842	39,221,603
Software - Note 14	13,623,222	14,258,610
Total non-current assets	58,700,530	59,823,608

Total assets	65,881,541	69,686,193

Liabilities and stockholders' equity
Current liabilities
Notes payable	-	1,381,821
Liabilities to banks - Note 15	227,877	19,595
Accounts payables and accrued liabilities - Note 16	5,235,119	6,872,665
Deferred income - Note 18	7,705,381	6,476,582
Other liabilities - Note 17	3,642,791	4,256,410
Due to related parties	526,722	51,321
Total current liabilities	17,337,890	19,058,394

Liabilities to banks - Note 19	3,707,000	3,463,483
Deferred tax liabilities - Note 26	1,047,869	1,196,472
Retirement benefit obligation - Note 21	58,423	57,364
Other liabilities - Note 20	185,322	2,273,737
Total non-current liabilities	4,998,614	6,991,056

Total liabilities	22,336,504	26,049,451

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding:
29,431,664 shares of common stock
(27,247,958 shares at December 31, 2011)	29,462	27,248
Additional paid in capital	49,346,148	47,325,971
Accumulated deficit	(15,097,438)	(12,147,666)
Other comprehensive income	2,433,837	494,206
Subscriptions received - Note 22	45,000	0
	36,757,009	35,699,759
Noncontrolling interest in subsidiaries	6,788,028	7,936,983

Total stockholders' equity	43,545,038	43,636,742

Total stockholders' equity and liabilities	65,881,541	69,686,193

Subsequent events - Note 26

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the six month period ended June 30, 2012 and June 30, 2011

Amended and Restated

(Unaudited)

	For the six months
	Ended June 30
	2012	2011
	$	$

Revenues - Note 23
Products	10,528,438	9,974,726
Services	5,175,388	3,116,307
	15,703,826	13,091,032
Cost of goods sold
Products	4,189,451	2,100,464
Services	4,916,856	4,049,490
	9,106,307	6,149,954
Gross profit	6,597,519	6,941,078

Operating expenses
Selling expenses	7,918,845	7,968,855
Administrative expenses	2,820,656	2,858,679
General expenses	426,127	692,043
	11,165,628	11,519,577

Operating income	(4,568,109)	(4,578,499)

Other Income (expense)
Other Income (expense)	(826,674)	310,547
Interest income	2,657	14,174
Interest expense	(107,664)	(201,440)
	(931,680)	123,281

Income (loss) before income taxes	(5,499,789)	(4,455,217)

Income tax (income) expense	(1,122,041)	1,583,072

Income before extraordinary items, discontinued operations	0

Discontinued operations (net of tax)	0	0

Extraordinary items (value adjustment on good will)	0	0

Cumulative effect at beginning of year of changes in accounting principles	0	0

Net income (loss) bevor extraordinary items	(23,994,214)	(3,637,306)

Extraordinary items (value adjustment on goodwill)	0	0

Net income (loss)	(4,377,748)	(2,872,145)
Net income (loss) attributable to non controlling interest	(1,427,976)	1,623,563

Net income (loss) attributable to stockholders	(2,949,772)	(1,248,582)

Other comprehensive income (loss)	2,387,362	(1,839,697)
Other comprehensive income (loss) attributable to non noncontrolling interest	1,191,294	(918,009)
Other comprehensive income (loss)
attributable to stockholders	1,196,068	(921,688)
Net income (loss) and comprehensive income (loss) attributed to stockholders	(1,753,704)	(2,170,271)

Net earnings (loss) per share, basic and diluted	$(0.509)	$(0.119)

Weighted average number of common stock outstanding, basic and diluted	24,847,525	16,566,236

GBS Enterprises Incorporated

Interim Consolidated statements of Cash Flows

For the six months ended June 30, 2012 and 2011

Amended and Restated

(Unaudited)

	June 30, 2012	June 30, 2011
	$	$

Cash flow from operating activities
Net loss / net income	(4,377,748.39)	(2,872,145.00)
Adjustments
Deferred income taxes	(124,376.95)	(1,051,345.00)
Depreciation and amortization	1,689,001.00	1,030,391.00
Write-down of Goodwill and Intangibles	0.00	0.00
Gains from equity investment	66,253.32	0.00
Minority interest losses	(1,123,002.00)	(172,271.00)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(55,000.00)	1,705,817.00
Other Assets	1,083,555.25	(4,915.00)
Inventories	31,125.43	0.00
Accounts payable and other liabilities	(3,857,642.24)	2,270,840.00
Net cash provided (used) by operating activities	(6,667,834.58)	906,372.00

Cash flow from investing activties
Purchase (Sale) of intangible assets	(2,983,544.00)	(581,997.74)
Purchase of property, plant and equipment	(660,419.00)	(64,164.00)
Purchase of Subsidiaries		(600,000.00)
Proceeds from Sale of Subsidiaries		(623,443.00)
Increase (Decrease) in Financial assets	6,565,341.17	(1,246,776.00)
Net cash provided (used) in investing activities	2,921,378.17	(3,116,380.74)

Cash flow from financing activties
Net borrowings - banks	451,799.77	(780,277.00)
Other borrowings	(1,381,821.46)	(340,735.00)
Capital paid-in	2,020,177.30	0.00
Net cash provided (used) in financing activities	1,090,155.61	(1,121,012.00)

Effect of exchange rate changes on cash	(34,413.54)	814,568.00

Net increase (decrease) in cash	(2,690,714.34)	(2,516,452.74)
Cash and cash equivalents - Beginning of the year	3,250,820.87	8,530,864.00

Cash and cash equivalents - End of year	560,106.53	6,014,411.26

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Note 1	INTERIM REPORTING

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in -the United States of America. These interim financial statements except as described in Note 4 with respect to reporting periods, follow the same accounting policies and methods of their application as the Company’s audited financial statements. All adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GroupWare, Inc.

Effective June 1, 2011, the Company acquired 100% of the outstanding common shares of GroupWare, Inc., a Florida corporation (“GroupWare”). As consideration the Company paid $250,000 and issued 250,000 shares of its common stock. The fair value of the common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $ 694,617 in debt was $ 2,029,617. Upon the consummation of the acquisition, the management and board of GroupWare resigned and Joerg Ott, the Company’s Chief Executive Officer and sole director, was appointed as the Chief Executive Officer and sole director of GroupWare. GroupWare is based in Lubeck, Germany with offices in St. Petersburg, Florida. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content, and data management. The Company believes that the acquisition strengthens the GBS Modernizing/Migrating offering, which helps bring IBM Lotus Notes client applications to the web, by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser.

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

The Company has based its financial reporting for the consolidation with GROUP in accordance with the FASB ASC 805-40 as it relates to reverse acquisitions. Goodwill has been measured as the excess of the fair value of the consideration effectively transferred by the Company, the acquirer, for financial reporting purposes, over the net amount of the Company’s recognized identifiable assets and liabilities.

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

4.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIALS STATEMENTS

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the period ended June 30, 2012 and 2011, include the accounts of all consolidated companies for the same six month period beginning January 1, 2012 and 2011 respectively. The Balance Sheets as at June 30, 2012 and December 31, 2011 have also been adjusted to include the accounts of all consolidated companies as of those dates.

Note 5	SUBSIDIARY COMPANIES

(KUSD = 1,000’s of US Dollars)

The subsidiaries listed below were included in the basis of consolidation:

		Stockholders'			Profit
		Equity as of	Percentage of		of the consolidated	Date of the
		06/30/12	Subscribed Capital		quarter	First
	Headquarters	KUSD	KUSD	in %	KUSD	Consolidation

ebVOKUS Software GmbH	Dresden	297	50	100.0%	-94	01/11/2005
GROUP Business Software (UK) Ltd.	Manchester	-1,339	23	100.0%	-108	12/31/2005
GROUP Business Software Corp.	Woodstock	-10,360	1	100.0%	-2,399	12/31/2005
GROUP LIVE N.V.	Den Haag	-4,535	126	100.0%	-4	12/31/2005
Permessa Corporation	Waltham	0	0	100.0%	0	09/22/2010
Relavis Corporation	Woodstock	-773	2	100.0%	36	01/08/2007
GROUP Business Software AG	Eisenach	21,683	33,934	50.1%	-1,754	06/01/2011
Pavone GmbH	Boeblingen	-1,188	42	100.0%	-533	01/04/2011
Pavone Ltd.	North Yorkshire	-77	567	100.0%	-4	01/04/2011
Groupware Inc.	Woodstock	-482	1	100.0%	0	01/06/2011
IDC Global, Inc.	Chicago	2,431	0	100.0%	113	07/25/2011
Synaptris, Inc.	San Jose	0	0	100.0%	0	09/27/2011

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated as an associated company in the consolidated financial statements. GROUP Business Software AG's acquired B.E.R.S AD on December 28, 2006 for 265 (KEUR). The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value. In the quarter ended June 30, 2012, the proportionate share of the income was 18 KUSD  (December 31, 2011 year end: 35 KUSD.)

Total Value
		Assets		Sales Revenues	Profit/Loss
		06/30/12	Debts	Q2	Q2
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna	263	21	286	36

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Note 7	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 560 KUSD (December 31, 2011 year end: 3,251 KUSD). Included in that amount are cash equivalents of 14 KUSD (December 31, 2011 year end: 12 KUSD).

Note 8	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 4,992 KUSD (December 31, 2011 year end: 4,887 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables, which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 9	PREPAID EXPENSES

Prepaid expenses in the amount of 233 KUSD were primarily recorded for prepaid rent and advance on technological collaboration events (December 31, 2011 year end: 444 KUSD).

Note 10	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 1,281 KUSD (December 31, 2011 year end: 1,020 KUSD). This includes security deposits (approx. $ 409,000), derivatives used for hedging (approx. $ 405,000), warrant payment held in escrow (approx. $ 238,000), tax assets (approx. $118,000) and other prepaid assets (approx. $111,000).

Note 11	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are measured at cost less scheduled straight-line depreciation.

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Depreciation of the computer hardware listed as office equipment is distributed over a period of three to five years. The depreciation period for other office equipment is three to ten years. Office furnishings are depreciated over a period of eight to ten years. Leasehold Improvements are depreciated up to 40 years.

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2011	8,459.5	(6,854.5)	1,605.0
Additions	280	(131)
Disposals	(208)	208
Currency differences	118	(110)
Reclassifications	(240)	222
Updated 06/30/2012	8,409.5	6,665.7	1,743.8

Note 12 NON-OPERATING RECEIVABLES

The major components of the Non-Operating Receivables include the following:

	KUSD	KUSD
	6/30/2012	12/31/2011
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $ 20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	717	777
Amount included in other current receivables	0	233
	717	544

Other long term receivables	5	5
Balance	722	549

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Note 13	GOODWILL

Goodwill derives from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill 6/30/2012 in kUSD	Goodwill 12/31/11 in kUSD
GROUP Business Software AG	06/01/2011	18,492.2	20,194.4
GROUP Business Software Corp.	12/31/2005	2,177.5	2,177.5
GROUP LIVE N.V.	12/31/2005	0.0	0.0
GROUP Business Software Ltd	12/31/2005	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/2005	443.6	443.6
Relavis Corporation	01/08/2007	0.0	0.0
Permessa	09/22/2010	2,387.4	2,387.4
Pavone AG	01/04/2011	4,956.4	4,956.4
Groupware Inc.	01/06/2011	994.1	994.1
IDC	07/25/2011	2,994.4	2,994.4
SD Holding	09/27/2011	2,213.1	2,308.7
		37,423.8	39,221.6

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

The useful life of the domain “gbs.com,” was estimated as unlimited. This is because no other legal, contractual or other factors exist which would limit its useful life. It is not systematically amortized, but rather annually. Should signs exist indicating towards impairment it is tested for recoverability and, if necessary, written down to the amount which could be obtained for it if sold.

Amortization of concessions, industrial property and similar rights and assets, as well as licenses to such rights and assets are presented in the profit and loss statement under "Depreciation and Amortization."

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2011	33,093.8	(18,835.2)	14,258.6
Additions	1,168	(1,266)
Disposals	(244)	5
Currency differences	895	736)
Reclassifications	(458)	0
Updated 06/30/2012	34,454.9	(20,831.7)	13,623.2

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Note 15	LIABILITIES TO BANKS - CURRENT

Short term liabilities to banks of 228 KUSD (December 31, 2011 year end: 20 KUSD) represent an operating line of credit (6 KUSD), bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD and checks in transit (222KUSD) at the financial statement date.

Note 16	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,462 KUSD (December 31, 2011 year end: 2,784 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

	Status				Currency	Status
KUSD	12/31/2011	Utilization	Dissolution	Increase	Differences	6/30/2012

Tax provision	32	32	0	0	0	0
Salary	859	489	24	525	16	886
Vacation	439	49	30	79	12	452
Workers Compensation Insurance Association	27	21	0	5	1	12
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	16	0	8	0	10
Outstanding Invoices	882	626	60	619	22	837
Annual Financial Statement Costs	401	147	0	0	4	257
Other Provisions	367	221	0	40	6	192
Warranties	60	4	0		2	58
Gesture of Goodwill	160		160			0
Provision for Legal Costs	71	4	0		2	69

Total	3,314	1,609	274	1,277	65	2,773

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Provisions for salaries of 886 KUSD (December 31, 2011 year end: 859 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 452 KUSD (December 31, 2011 year end: 439 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to Social Security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 837 KUSD (December 31, 2011 year end: 882 KUSD) was created.

Other Provisions of 192 KUSD (December 31, 2011 year end: 367 KUSD) include accruals for Board of Director compensation (53 KUSD) and miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 257 KUSD (December 31, 2011 year end: 401 KUSD).

A provision for anticipated legal consulting of 69 KUSD was recorded (December 31, 2011 year end: 71 KUSD).

For warranty claims, a provision of 58 KUSD (December 31, 2011 year end: 60 KUSD) was created determined by service income.

Note 17	OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 3,643 KUSD (December 31, 2011 year end: 4,256 KUSD) includes the following obligations and payments currently due:

Other Short-Term Liabilities	6/30/2012	12/31/2011
	KUSD	KUSD
Purchase Assets L911	1,061	1,094
Purchase Assets Permessa	750	1,900
Tax Liabilities	823	724
Purchase Archiving Software	314	324
Other Liabilities	694	215
	3,643	4,256

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Note 18	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 7,705 KUSD (December 31, 2011 year end: 6,477 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 19	LIABILITIES TO BANKS – LONG TERM

Liabilities to banks as of the financial statement date was 3,707 KUSD (December 31, 2011 year end: 3,463 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling 4,000 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, 2,000 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and 2,000 KUSD (1,500 KEUR) is fixed at 3.5%.

Note 20	OTHER LIABILITIES – LONG TERM

Other long-term liabilities as of the financial statement date were in the amount of 185 KUSD (December 31, 2011 year end: 2,274 KUSD.)

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Other Long-Term Liabilities	6/30/2012	12/31/2011
	KUSD	KUSD

Purchase Assets L911	0	2,266
Capital lease	185	8
	185	2,274

Note 21	RETIREMENT BENEFIT OBLIGATIONS

As of the financial statement date retirement benefit obligations of 58 KUSD (December 31, 2011 year end: 57 KUSD) included a non-contributory defined benefit pension plan is maintained by GROUP Business Software AG. The Qualified Plans provide retirement benefits for certain employees meeting certain age and service requirements. Benefits for the Qualified Plans are funded from assets held in the plans’ trusts.

Note 22	COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $001. No preferred shares have been issued. As of June 30, 2012, there were 29,431,664 shares of common stock outstanding and 30,812,624 as of the filing date. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. As of June 30, 2012, the Company has not issued these 30,000 shares of common stock underlying under the units but such shares are deemed to be beneficially owned by Mr. Ernst. The transaction has been disclosed in the Balance Sheet as Subscriptions received.

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Other changes in common stock are disclosed in Note 25, Supplementary Cash Flow Disclosures.

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

A recap of the warrants outstanding as of June 30, 2012 which expire in March, 2014 is as follows:

Number of
Warrants	Exercise price	Expiration date

2,000,000	$4.00	6/1/2013

707,280	$1.50	3/14/2014

15,000	$1.50	3/24/2014

3,199,000	$1.50	3/31/2014

100,000	$1.50	4/1/2014

The weighted average exercise price at December 31, 2011 was $2.32

The weighted average exercise price at June 30, 2012  was $ 2.32

Note 23	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the six months ended June 30, 2012, the six months ended June 30, 2011 and the twelve months ended December 31, 2011 are as follows:

	6/30/2012	6/30/2011	12/31/2011
Sales Revenues	KUSD	KUSD	KUSD

Licenses	2,077	2,176	5,174
Maintenance	5,463	5,601	11,565
Partner Contribution	0	0	0
Service	5,175	3,116	8,673
Third-Party Products	1,261	1,043	2,302
LND Third-Party Products	1,684	1,093	3,607
Others	43	62	179

	15,704	13,091	31,500

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Revenues by geographical area for the six months ended June 30, 2012, the six months ended June 30, 2011 and the twelve months ended December 31, 2011 are as follows:`

Sales Revenues	6/30/2012	6/30/2011	12/31/2011
by geographic area	KUSD	KUSD	KUSD

US	5,935	4,044	9,359
Germany	9,271	8,525	20,622
United Kingdom	498	522	1,110
Others	0	0	410

	15,704	13,091	31,500

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	6/30/2012	6/30/2011	12/31/2011
by geographic area	KUSD	KUSD	KUSD

US	1,501	154	1,287
Germany	239	350	292
United Kingdom	4	4	3
Others	0	0	24

	1,744	508	1,605

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

Note 24	OTHER INCOME/EXPENSE

At the financial statement date, other expense was 827 KUSD (June 30, 2011 quarter end: Other Income 311 KUSD).

Note 25	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions for the period ending June 30, 2012 and year ended December 31, 2011 were as follows:

a.	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
b.	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.
c.	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursements for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.
d.	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.
e.	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.
f.	On April 28, 2012, $ 632,500 in notes payable to RealRisk Ventures, LL were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.
39

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

g.	On April 30, 2012, $ 460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.

Note 26	SUBSEQUENT EVENTS

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

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

On October 26, 2012, GBS entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender”), a member of the board of directors of the Company. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to the Lender in the aggregate principal amount of $1,000,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

GBS Enterprises Incorporated

Notes to the Interim Financial Statements

June 30, 2012

Amended and Restated

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

On November 14, 2012, the Company entered into a note purchase agreement (the “Intercompany Loan Agreement”) with GROUP. Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest rate of 20%and maturing on the first anniversary date of the date of issuance without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

On February 1, 2013 IDC entered into a Stock Purchase Agreement, with Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT”). GTT is a publicly traded (GTLT:OTC US) cloud network provider. Pursuant to the Agreement, the Company sold 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) to GTT for an aggregate purchase price of $4,600,000 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Commission on July 16, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW.  GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market.  GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products.  GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota.  GROUP provides IBM Lotus Notes/Domino Application and Transformation technology. Headquartered in Eisenach, Germany, the Company has offices throughout Europe and North America. The Company maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the ticker symbol “GBSX.”

Products and Services

GBS has grown by consolidating the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. GBS has continuously developed its software and service business to service and support GBS’s expanding Lotus customer base.

Historically, GROUP has achieved growth by acquiring underperforming companies with complimentary operations and leveraging GROUP’s expertise to turnaround and integrate these companies. Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

Going forward, the Company intends focus on potential acquisition targets in the following areas of software and services: Applications and Application Modernizations, Professional Services, Hosting/Outsourcing Services, Administration and IT services, and XPages expertise.

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

GBS develops, sells and installs well-known business process and management software suites based on Lotus Notes / Domino and IBM Portal technology, mainly for major international companies and medium-sized customers.

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

Based on GBS’s unique concentration of industry talent and expertise, mainly in the areas inside and around IBM Lotus Notes/Domino, inside and around corporate messaging (IBM, Microsoft, SMTP) and inside and around IT environmental and application assessment, analysis and reporting, commercial and governmental customers, as well as Software Integrators (SI) and channel partners, are able to rely on the company’s strategic and tactical advisory services for evaluating, planning, staffing and execution of any customer project. GBS Consulting Services’ global teams of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk.

We believe that our focus on recruiting and retaining top Lotus expertise positions our team to offer leading-edge Lotus Notes / Domino subject matter knowledge to our customers. GBS consultants have an average of over 12 years’ experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including Lotusphere (Connect), an annual conference hosted by IBM Lotus Software.

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

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled (also named “cloud” or “cloud computing”) and migrated Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Modernizing/Migrating Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins Modernizing/Migrating was developed by GBS with assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

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

General Corporate History

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV had a different management team and was in a different industry.

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) in consideration for an aggregate of 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 shares of SWAV common stock from certain SWAV stockholders for $370,000. As a result of these transactions, Lotus acquired a total of 14,250,010 shares of SWAV common stock which represented approximately 95.0% of the 15,000,000 outstanding shares of SWAV common stock on April 26, 2010.

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

On February 25, 2010, a group of shareholders (the “GROUP Major Shareholders”) of GROUP, engaged Lotus to provide financial consulting and advisory services, on a non-exclusive basis, for the primary task of establishing a SPPEF. On March 12, 2010, the GROUP Major Shareholders and Lotus established and funded a SPPEF with $1,400,000, consisting of $1,000,000 from the GROUP Major Shareholders and $400,000 from a Lotus investor (collectively, the “SPPEF Members”).

In early April 2010, the SPPEF Members decided to acquire SWAV. As disclosed above, on April 26, 2010, Lotus, on behalf of the SPPEF Members, acquired an aggregate of 11,984,770 shares of SWAV common stock from the selling shareholders of SWAV for $370,000. The 11,984,770 shares of SWAV common stock represented approximately 79.9% of the 15,000,000 outstanding shares of SWAV common stock on April 26, 2010. Upon the consummation of the acquisition, the then executive officers and directors of SWAV resigned and Mr. Joerg Ott, the Chief Executive Officer of GROUP and a GROUP Major Shareholder, was appointed the Chief Executive Officer of SWAV and sole member of SWAV’s Board of Directors.

Transactions following the April 26, 2010 Acquisition

On November 1, 2010, GBSX repurchased an aggregate of 3,043,985 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for these shares , the Company issued to Lotus a Secured Demand Note, dated November 1, 2010 (the “First Demand Note”), in the principal amount of $300,000 bearing interest at the rate of 5% per annum. The First Demand Note was repaid in September 2011.

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

Additional Acquisitions

On February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP from GAVF LLC for an average purchase price of $0.07 per share, or approximately $619,000, after an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. By acquiring the new shares, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP.

Acquisitions/Dissolutions of Subsidiaries

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

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc., a Delaware corporation (“IDC”). Pursuant to the acquisition agreement, dated July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and made a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC was a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC Global includes two Data Center facilities located in the downtown Chicago area and Colocation facilities in three other Data Centers in New York, London, England and Frankfurt, Germany. IDC provides internet infrastructure Services (IaaS) to the business community helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.

On February 1, 2013 IDC entered into a Stock Purchase Agreement, with Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT”). GTT is a publicly traded (GTLT:OTC US) cloud network provider. Pursuant to the Agreement, the Company sold 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) to GTT for an aggregate purchase price of $4,600,000 in cash.

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

Results of Operations

 Assets:

Total Assets decreased from $69,686,193 at December 31, 2011 to $65,881,541 at June 30, 2012.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

At June 30, 2012, Total Current Assets were $7,181,012, compared to $9,862,585 at December 31, 2011. Total Current Assets consist of: Cash and Cash Equivalents; Accounts Receivable; Inventories; Prepaid Expenses; and Other Receivables.

■	Cash and Cash Equivalents decreased from $3,250,821 at December 31, 2011 to $560,107 at June 30, 2012 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Accounts Receivable increased from $4,886,788 at December 31, 2011 to $4,992,385 at June 30, 2012. GROUP Business Software AG decreased trade receivables by approximately $ 1.3 million mainly as a result of collecting maintenance revenues. Accounts Receivable of GBSX increased by $1.9 million resulting from the sale of the SD Holdings, Ltd., Synaptris and Synaptris India on April 1, 2012 All other entities contributed a decrease in receivables of approximately $495,000.

■	Inventories decreased from $236,712 at December 31, 2011 to $ 114,917 at June 30, 2012 from the sale of finished goods (pdf licenses) within Pavone Groupware GmbH.

■	Prepaid Expenses decreased from $444,147 at December 31, 2011 to $ 232,655 at June 30, 2012 and includes amounts paid for technological trades shows in advance and prepaid rent

■	Other Receivables increased from $ 1,020,010 at December 31, 2011 to $1,280,948 at June 30, 2012. This includes security deposits (approximately $ 409,000), derivatives used for hedging (approximately $ 405,000), warrant payment held in escrow (approximately $ 238,000), tax assets (approximately $118,000) and other prepaid assets (approximately $111,000).

At June 30, 2012, Total Non-Current Assets were $58,700,530 as compared to $59,823,608 at December 31, 2011.  Total Non-Current Assets consist of: Property (plant and equipment), Non-Operating Receivables, Investments in Related Company, Deferred Tax Assets, Goodwill, Software and Other Assets.

■	Net Property (plant and equipment) increased from $1,604,994 at December 31, 2011 to $ 1,743,848 at June 30, 2012 with additional net investments in depreciable equipment in IDC Global (approximately $245,000) and a net decrease in GROUP Business Software AG(approximately $ 45,000); and a net decrease as a result from the sale of the Company’s participation in Synaptris Holding, Ltd. (approximately $20,000) with the remainder primarily to charges for depreciation (approximately $40,000).

■ Non-Operating Receivables increased from $548,909 at December 31, 2011 to $721,738 at June 30, 2012 for a reclassification in current receivables to long term.

■	Investments in Related Company increased from $244,219 at December 31, 2011 to $263,375 at June 30, 2012.

■	Deferred Tax Assets increased from $3,945,272 at December 31, 2011 to $4,924,505 at June 30, 2012 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $39,221,603 at December 31, 2011 to $37,423,842 at June 30, 2012 and consisted of the goodwill associated with eight business entities. Decreases were mainly from a reduction for negative goodwill for $1,702,208 as described more fully in Note 13 of the Financial Statements.

■	Software decreased from $14,258,610 at December 31, 2011 to $ 13,623,222 at June 30, 2012. As a result of the quarterly calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software, all in the developmental or improvement stage ii, increased at GBS Corp, approximately $530,000 and decreased at GROUP Business Software AG, approximately $ 570,000and decreased in all other subsidiary entities combined approximately $595,000.

Liabilities:

Total Liabilities decreased from $26,049,451 at December 31, 2011 to $22,336,504 at June 30, 2012.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

At June 30, 2012, Total Current Liabilities were $17,337,890 compared to $19,058,394 at December 31, 2011.  Total Current Liabilities consist of Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities and Amounts Due to Related Parties.

■	Notes Payable decreased from $1,381,821 at December 31, 2011 to $ nil at June 30, 2012. $1,702,000 was converted into shares of GROUP Business Software AG with the balance being repaid in cash in January 2012.

■	Liabilities to Banks increased from $19,595 at December 31, 2011 to $227,877 at June 30, 2012 and included a line of credit, and cash in transit.

■	Accounts Payable and Accrued Liabilities decreased from $6,872,665 at December 31, 2011 to $5,235,119 at June 30, 2012. This includes trades payables (approximately $2.5 million) and other accruals (approximately $2.8 million). ).

■	Deferred Income increased from $6,476,582 at December 31, 2011 to $7,705,381 at June 30, 2012 encompassing maintenance income collected in advance with a minor decrease related to contracts for annual services which were billed to customers in advance.

■	Other Liabilities of $4,256,410 at December 31, 2011 decreased to $3,642,791 at June 30, 2012 and includes amounts due for purchased software, purchased companies (Permessa) and business technology (ebVokus), short term loans, and tax liabilities. Decrease was primarily related to the payment made to the shareholders of Permessa Corporation for the initial purchase of this entity ($1,150,000, remaining amount due: $750,000). Increases included payments currently due for acquired assets (approximately $1,520,000) and tax liabilities (approximately $740,000).

■	Amounts Due to Related Parties increased from $ 51,321 at December 31, 2011 to $ 526,722 at June 30, 2012 and includes amounts due to associated companies for short term loans.

At June 30, 2012, our Total Non-Current Liabilities were $4,998,614 compared to $ 6,991,056 at December 31, 2011.  Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Other Liabilities.

■	Liabilities to Banks increased from $3,463,483 at December 31, 2011 to $ 3,707,000 at June 30, 2012 and consisted of a long-term business line of credit due to the Baden-Württembergische Bank. The increase is due to the funding of expenditures consistent with the advancement of our technology, the associated costs necessary to build and implement the go to market strategy and the resulting losses in operations.

■	Deferred Tax Liabilities decreased from $1,196,472 at December 31, 2011 to $1,047,869 at June 30, 2012 resulting from the deferred taxes associated with the capitalization of software expenses, the purchase price allocation of acquired assets, and the temporary adjustment of depreciation.

■	Retirement Benefit Obligation increased from $57,364 at December 31, 2011 to $58,423 at June 30, 2012.

■	Other Liabilities decreased from $2,273,737 at December 31, 2011 to $185,322 at June 30, 2012. The decrease resulted from a debt to equity conversion in GROUP in the amount of $2,266,075 and increases in the capital leases of IDC Global, Inc. of approximately $180,000.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

For the six months ended June 30, 2012, our Net Sales increased to $15,703,826 from $13,091,032 from the six months ended June 30, 2011.

Product revenue increased from $9,974,726 for the six month period ended June 30, 2011 to $10,528,438 for the six month period ended June 30, 2012 as a result of an increase from Third Party Products (approximately $800,000) with decrease in revenue licenses (approximately $100,000).

Service revenue increased from $3,116,307 for the six month period ended June 30, 2011 to $5,175,388 for the six month period ended June 30, 2012 primarily from the service revenue associated with the recently acquired IDC Global, Inc. and Pavone Groupware GmbH.

The total revenue from IDC’s data center services was approximately $2.7 million, and GROUP contributed with increased revenue of approximately $600,000.The total revenue in GBS Corp. increased by $0.1 million and Pavone Groupware GmbH contributed an increase of approximately $0.2 million.

Cost of Goods Sold

For the six month period ended June 30, 2012, Cost of Goods Sold increased to $9,106,307 from $6,149,954 for the six month period ended June 30, 2011.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Within Cost of Goods Sold, there was an increase of $2,088,987 for the six months ended June 30, 2012 as compared to the prior year period for costs related to the products division of Revenue and an increase of $867,366 for the six months ended June 30, 2012 as compared to the prior year period for the associated costs within the services division of Revenue. Of these, increases were in the categories of materials ($2.1 million), operating costs (approximately $625,000) and capitalized development costs (approximately $30,000). These increases were primarily associated with the acquisitions of Pavone Groupware GmbH and IDC Global, Inc., and additional material costs incurred through GROUP AG. Personnel costs increased (approximately $120,000) and amortization increased (approximately $170,000) for the six months ended June 30, 2012 as compared to the prior year period.

Operating Expenses

For the six months ended June 30, 2012, Operating Expenses decreased to $11,165,628 from $11,519,577 for the six months ended June 30, 2011.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the six months ended June 30, 2012, Selling Expenses slightly decreased to $7,918,845 from $7,968,855 for the six months ended June 30, 2011.  This decrease was primarily attributable to decreases in the operating costs (approximately $680,000) with a decrease of approximately $300,000 in marketing, $165,000 in travel expenses, $150,000 in external services and $70,000 in costs for rent and communication. Further, personnel costs increased by approximately $630,000 and costs of other external services increased by approximately $85,000.

For the six months ended June 30, 2012, Administrative Expenses slightly decreased to $2,820,656 from $2,858,679 for the six months ended June 30, 2011.  Administrative Expenses consist of costs for the management and administration units. Within these costs, were increases of approximately $130,000 in the categories of external services and approximately $90,000 in insurance. Travel expenses decreased by approximately $80,000.

For the six months ended June 30, 2012, General Expenses decreased to $426,127 from $692,043 for the six months ended June 30, 2011. General Expenses consist of decreases in personnel expenses, approximately $70,000, costs for communication, approximately $140,000, costs for insurance, (approximately $115,000, bank charges, approximately 70,000, and amortization of, approximately $40,000.

Other Income (Expense)

For the six months ended June 30, 2012, Other Expense was $826,674 compared to Other Income of $310,547 for the six months ended June 30, 2011. This includes income from investments of associated companies and other income.

Interest Income (Expense)

For the six months ended June 30, 2012, Interest Expense was $107,664 compared to $201,440 for six months ended June 30, 2011.

Liquidity & Capital Resources

At June 30, 2012 the Company had $560,107 in cash and cash equivalents, compared to $3,250,821 at December 31, 2011.

In March 2011, the Company consummated a private placement offering of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The number of shares of Common Stock issuable upon the exercise of the Private Placement Warrants and corresponding exercise prices are subject to adjustment in the event of a stock split, dividend, recapitalization, reclassification and otherwise. The Private Placement Warrants are only exercisable by the payment of cash. Pursuant to the terms of the Private Placement Warrants, the warrant holders are required to exercise their Private Placement Warrants in the event our Common Stock trades at an average of at least $3.00 per share for a period of not less than 20 consecutive trading days. Also, throughout the three year exercise period of the Private Placement Warrants, the Company has the right to redeem the Warrants for $0.05 per share.

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

On April 28, 2012, $632,500 in notes payable to RealRisk Ventures, LLC (“RealRisk”) were converted into 550,000 shares of common stock and into a warrant as described below. On February 22, 2012, the Company had issued a Convertible Promissory Note (the “RealRisk Note”) to RealRisk in the principal amount of $632,500 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the RealRisk Note, 550,000 shares of common stock and warrant pursuant to Section 4(2) under the Securities Act due to the fact that the issuance of the securities was isolated and did not involve a public offering of securities. The outstanding principal and interest under the RealRisk Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the RealRisk Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 550,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share.

On April 30, 2012, $632,500 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted into 550,000 shares of common stock and into a warrant as described below. On January 5, 2012, the Company had issued a Convertible Promissory Note (the “Lotus Note”) to Lotus Holdings for the principal amount of $500,000 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the Lotus Note, the 550,000 shares and warrant pursuant to Section 4(2) under the Securities Act due to the fact that the issuance of the securities was isolated and did not involve a public offering of securities. The outstanding principal and interest under the Lotus Note was convertible by the holder thereof into shares of the Company’s Common Stock at a rate of $1.15 per share prior to May 15, 2012. Under the Lotus Note, if the holder converted such note prior to May 1, 2012, the Company would issue the holder a warrant to purchase 500,000 shares of the Company’s Common Stock for a period commencing on the date of issuance until the third anniversary date of the date of issuance for $1.75 per share.

On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per Unit, for a total purchase price of $45,000. Each Unit consists of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance of the securities was isolated and did not involve a public offering of securities.

 Subsequent Events:

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

On October 26, 2012, GBS entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender”), a member of the board of directors of the Company. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to the Lender in the aggregate principal amount of $1,000,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

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

On November 14, 2012, the Company entered into a note purchase agreement (the “Intercompany Loan Agreement”) with GROUP. Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest rate of 20%and maturing on the first anniversary date of the date of issuance without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all .

 Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Net cash provided (used in) Operating Activities	$(6,667,835)	$906,372
Net cash provided by (used in) Investing Activities	$2,921,378	$(3,116,381)
Net cash provided (used in) by Financing Activities	$1,090,156	$(1,121,012)
Effect of exchange rate changes on cash	$(34,414)	$814,568
Net increase (decrease) in cash and cash equivalents during the period	$(2,690,714)	$(2,516,453)
Cash and cash equivalents, beginning of period	$3,250,821	$8,530,864

Cash and cash equivalents, end of period	$560,107	$6,014,411

Net Cash used by operating activities for the six month period ending June 30, 2012 was approximately $6.7 million compared to net cash provided by operating activities for the six month period ending June 30, 2011 of approximately $0.9 million. This change of approximately $7.6 million is primarily due to an increase in net operating loss of approximately $1.5 million, increase of minority interest losses of approximately $1 million and change in accounts payable and other liabilities of approximately $6.1 million for the period ended June 30, 2012.

The cash provided by investing activities during the six month period ended June 30, 2012 was approximately $2.9 million, compared to cash used in investing activities in the comparative period ended June 30, 2011 of approximately $3.1 million. The increase of approximately $6 million was mainly driven by an increase in financial assets of approximately $7.8 million for the period ended June 30, 2012.

Net cash provided by financing activities of approximately $1.1 million for the six month period ended June 30, 2012 increased from net cash used of approximately $1.1 million for the six month period ended June 30, 2011. This change of approximately $2.2 million is primarily due to an increase of additional capital paid for shares and warrants of approximately $2.0 million for the period ended June 30, 2012.

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

Principles of Consolidation and Reverse Acquisition

As previously disclosed the Company originally exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP (and retained its 50.1% shareholding by acquiring an additional 883,765 shares of GROUP on February 27, 2012). Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP became the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period

Under the supervision of and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.

Based upon that evaluation, our principal executive and principal financial officers came to the conclusion that our controls and procedures were not effective as of June 30, 2012.

Following the conclusion that our control procedures were not effective until September 30, 2012, the Company took a number of steps to ensure adequate disclosure controls and procedures were in place after September 30, 2012.

Changes in Internal Control over Financial Reporting

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

We concluded that our control procedures were not effective until September 30, 2012 for the following reasons; we did not disclose that the changes to our previously published financial statements were simply a restatement of those financial statements, we did not disclose the details of the restatement as required by ASC 250, nor did we disclose whether any change occurred in our internal control over financial reporting during the fiscal quarter ended September 30, 2012.

PART II

OTHER INFORMATION

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

On April 30, 2012, $632,500 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted into 550,000 shares of common stock and into a warrant as described below. On January 5, 2012, the Company had issued a Convertible Promissory Note (the “Lotus Note”) to Lotus Holdings for the principal amount of $500,000 bearing interest at the rate of 4.5% per year and maturing on June 30, 2012. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

Subsequent Events:

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

On October 26, 2012, GBS entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender”), a member of the board of directors of the Company. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to the Lender in the aggregate principal amount of $1,000,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

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

On November 14, 2012, the Company entered into a note purchase agreement (the “Intercompany Loan Agreement”) with GROUP. Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest rate of 20%and maturing on the first anniversary date of the date of issuance without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

On February 1, 2013 IDC entered into a Stock Purchase Agreement, with Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT”). GTT is a publicly traded (GTLT:OTC US) cloud network provider. Pursuant to the Agreement, the Company sold 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) to GTT for an aggregate purchase price of $4,600,000 in cash.

Item 6. Exhibits.

Exhibit No.:	Description:
3.1(1)	Certificate of Incorporation, dated June 5, 2012, of GBS India Private Limited

10.1(1)	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)

10.2(1)	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)

10.3(1)	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

(1)	Incorporated by reference from the Company’s Form 10Q/A filed on September 13, 2012.

(2)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: May 1, 2013	By: /s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2013	By: /s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

