Form 10-K
period 2012-12-31
GBS Enterprises Inc
filed 2013-05-17
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Yes ☐ No☒

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. At June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $10,284,666 based on $0.40 (the closing sales price of the Company’s common stock on June 29, 2012).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 17, 2013, there were 30,812,624 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

As previously reported by the Company on a Form 8-K filed with the Commission on September 20, 2012, on September 19, 2012, the Company changed its fiscal year end from March 31st to December 31st, commencing on December 31, 2012. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had December 31st fiscal year ends and in reporting the Company’s financial statements, the Company, incorrectly applied of Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends. With the change in Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010. Accordingly, the financial statements for the fiscal year ends December 31, 2011 and 2012 have been restated to include the accounts of all consolidated companies for the same twelve month period. The restatement of the Company’s financial statements is not a change from one accounting policy that applies with GAAP to another accounting policy that complies with GAAP.

On April 17, 2013, our Common Stock symbol was given the letter “E” (which denotes an SEC filing delinquency) and we received an OTCBB Delinquency Notification which advised us that, pursuant to FINRA Rule 650, unless the delinquency (failure to file our Form 10-K for the fiscal year ended December 31, 2012) was cured by May 17, 2013, our securities would not be eligible for OTCBB quotation. We have prepared and filed this Form 10-K with the SEC required under the Securities Exchange Act of 1934, as amended, to cure the delinquency.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” should,”” expect,” “plan,” “anticipate,” “believe”, “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” included herein that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

To that end, in 2011, we acquired and developed technologies that help organizations reduce the time, cost, resources and risks associated with these highly complex migration and modernization projects.

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. During the year ended December 31, 2012, we restructured several subsidiaries. Also, in 2012, we made changes in our management structure, appointed five independent members to our Board of Directors and formed Board committees, including an Audit Committee.

Products & Services

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

Key Acquisitions in 2011

In 2011, we made the following key strategic acquisitions:

■	Pavone AG
■	GroupWare, Inc.
■	IDC Global, Inc.
■	SD Holdings, Ltd.

Pavone AG. On April 1, 2011, we acquired 100% of the outstanding common stock of Pavone AG, a German corporation (“Pavone”), for $350,000 in cash and 1,000,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt, was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is believed to be well suited for GBS Enterprises’ portfolio strategy. We believe our acquisition of Pavone complements our majority ownership in GROUP, and that the acquisition further strengthens our industry position in the market of IBM Lotus Platforms. At December 31, 2012, Pavone had over 2,500 customers and over 150,000 users worldwide.

GroupWare, Inc. On June 1, 2011, we acquired 100% of the outstanding common stock of GroupWare, Inc., a Florida corporation (“GroupWare”), for $250,000 and 250,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $694,617 in debt was $2,029,617. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management. We believe that the acquisition strengthens our migration and modernization offerings by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser. In addition, GroupWare provides a solution for applications that are ready to be retired. With the ePDF Server, our customers can convert the entire contents of IBM Lotus Notes and Domino applications to a permanent and secure archive in PDF or PDF/A format, while preserving their ability to be full-text searched and ensuring that the critical application data is accessible in the future, when needed.

IDC Global, Inc. On July 25, 2011, we acquired 100% of the outstanding common stock of IDC Global, Inc., a Delaware corporation (“IDC”), for 880,000 shares of GBS common stock and $785,000. The fair value of the GBS common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC services include nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC Global includes two Data Center facilities located in the downtown Chicago area and Colocation facilities in three other Data Centers in New York, London, England and Frankfurt, Germany. IDC provides internet infrastructure Services (IaaS) to the business community helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.

SD Holdings, Ltd. On November 1, 2011, we acquired 100% of the outstanding common stock of SD Holdings Ltd., a Mauritius corporation (“SYN”), for $525,529 and 612,874 shares of GBS common stock. The fair value of the GBS common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement. SYN owns 100% of Synaptris, Inc., a California corporation (“Synaptris”), and Synaptris Decisions Private Limited, an India company.

Synaptris’ product portfolio improves corporate decision-making by providing real-time enterprise reporting, user defined dashboards, and comprehensive analytic capabilities for Lotus Notes / Domino and Java/.NET environments. Synaptris employed 70 people and has operations in the US, Europe, and India, with over 2,500 customers in 80 countries, including over one hundred Fortune 1000 companies

With the integration of the Synaptris product portfolio, we added another tier of Lotus Notes applications including reporting products, advanced dashboards, and email productivity solutions. Additionally, the Synaptris acquisition included a comprehensive search engine specialized for use with email that is faster and easier to use than other products in the market.

In addition to product synergy and additional revenue streams, we expect to derive operational synergy from this acquisition. Synaptris’ presence in India is anticipated to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

2012 Highlights

■	Subsidiary Restructurings in 2012
■	Changes in Corporate Governance in 2012

Subsidiary Restructurings in 2012

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. During the year ended December 31, 2012, we restructured the following subsidiaries:

■	SD Holdings, Ltd./GBS India Private Limited
■	Pavone AG
■	GroupWare AG
■	Pavone, Ltd.
■	ebVokus, GmbH
■	B.E.R.S. AD (Investment)

SD Holdings, Ltd./GBS India Private Limited. On April 1, 2012, we sold SYN and its wholly-owned subsidiaries, Synaptris and Synaptris India, to Lotus for $1,877,232. On July 1, 2012, the Company entered into a purchase agreement with SYN for $1,877,232, which transferred all SYN’s assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India Private Limited, an Indian company (“GBS India”). A royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products. On August 1, 2012, the Company acquired 100% of the outstanding capital stock of GBS India. We anticipate GBS India’s presence in India to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

Pavone AG/Groupware AG. On July 6, 2012 and August 9, 2012, wholly-owned subsidiaries Pavone AG and Groupware AG, respectively, were merged and consolidated into one wholly-owned subsidiary, Pavone GmbH. The mergers were consummated solely for administrative purposes.

Pavone, Ltd. On July 8, 2012, Pavone, Ltd., a subsidiary of Pavone AG and a shell company, was dissolved. The Company serves the United Kingdom market through GROUP’s subsidiary GBS, Ltd.

EbVokus, GmbH. On October 1, 2012, GROUP sold all of the software and operational assets (constituting substantially all of the assets) of its wholly-owned subsidiary, ebVokus GmbH, along with the associated maintenance and project agreements to a non-affiliated third party for a purchase price of approximately $459,000, approximately $258,000 (200,000 Euros: 1 EUR = $1.29 USD on October 1, 2012) was paid at closing and the remaining $201,000 was paid on February 15, 2013 (150,000 Euro: 1EUR = $1.35 USD on February 15, 2013).

B.E.R.S. AD. On November 23, 2012, GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

Changes in Corporate Governance in 2012

■	On February 24, 2012, Markus R. Ernst was appointed as the Company’s Chief Financial Officer.

■	On March 1, 2012, the size of the Board was increased to seven members and the Board appointed David M. Darsch, John A. Moore, Jr., Mohammad Shihadah, Stephen D. Baksa and Woody A. Allen (each, a “New Director” or “Independent Director” and collectively, the “New Directors” or “Independent Directors”) as members of the Board until the next annual meeting of stockholders of the Company or until his respective successor is elected and qualified. On March 1, 2012, the Board formed the following committees and appointed the following directors to serve on such committees:

o	Audit Committee: John A. Moore, Jr. (Chairman), Woody A, Allen and Gary D. MacDonald
7

o	Compensation Committee: Woody A. Allen (Chairman), David M. Darsch, John A. Moore, Jr., Mohammad Shihadah and Stephen D. Baksa

o	Corporate Governance, Regulatory and Nominating Committee: Woody A. Allen (Chairman), David M. Darsch, John A. Moore, Jr., Mohammad Shihadah and Stephen D. Baksa

■	On July 11, 2012, Joerg Ott resigned as the Chief Executive Officer of the Company. His resignation was not due to a dispute or any disagreements with the Company. He retained his membership on the Company’s Board of Directors (the “Board”), and since July 11, 2012, Mr. Ott has been serving as the Board’s Chairman. Mr. Ott also serves as the Chief Executive Officer of GROUP.

■	On July 11, 2012, the Board appointed Gary D. MacDonald as the Company’s Interim Chief Executive Officer and Managing Director of Worldwide Operations.

Subsidiaries

At December 31, 2012, our direct and indirect subsidiaries consisted of the following entities:

		Date			Direct (D) or
		of the			Indirect (I)
Subsidiary	Headquarters	Acquisition	GBSX Ownership %		Ownership

GROUP Business Software (UK) Ltd.	Manchester (UK)	12/31/2005	50.1%		I*
GROUP Business Software Corp.	Woodstock, GA (USA)	12/31/2005	50.1%		I*
GROUP LIVE N.V.	Den Haag (NL)	12/31/2005	50.1%		I*
Permessa Corporation	Waltham, MA (USA)	09/22/2010	50.1%		I*
Relavis Corporation	Woodstock, GA (USA)	01/08/2007	50.1%		I*
GROUP Business Software AG	Eisenach (GE)	06/01/2011	50.1%		D
Pavone GmbH	Boeblingen (GE)	04/01/2011	100%		D
GroupWare Inc.	Woodstock, GA (USA)	01/06/2011	100%		D
IDC Global, Inc.	Chicago, IL (USA)	07/25/2011	100	%(1)	D
GBS India Private Limited	Chennai (IN)	07/1/2012	100%		D

*Indirectly held through our 50.1% ownership of GROUP Business Software, AG.

(1)	On February 1, 2013, we sold 100% of IDC to a cloud network provider in consideration for $4,600,000, subject to certain holdback provisions. See “Subsequent Events” under Item 9B Other Information.

We continually seek ways to consolidate our operations and reduce redundancies in order to reduce our overhead and administrative costs and to enhance shareholder value.

Intellectual Property

We do not own any patents or trademarks.

We own the internet domain name, www.gbsx.us. GROUP owns www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

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

Research and Development

We focus our research and development efforts on developing new products and needed technologies in our strategic areas and markets and to further enhance functionality, reliability, performance and flexibility of existing products. In 2011 and 2012, development teams around the globe, namely in the U.S., Canada, Germany, the United Kingdom, Denmark and India, have been working on the next generation offering, We incurred research and development expenses of approximately $10.2 million in 2012 and $5.0 million 2011.

Government Regulation

As the internet continues to evolve, increasing regulation by federal, state or foreign agencies and industry groups becomes more likely. For example, we believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes on Web-based services, such as collaboration and data sharing services and audio services, or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our Collaboration and Data products and our results of operations.

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

Growth Strategy

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

Dependence on IBM

Given our focus on the IBM Lotus® Notes and Domino market, significant portions of our revenue are dependent upon our customers’ willingness to make future investments in these platforms. We expect much of our growth to come from our strategic offerings, which are also highly dependent upon the health of the IBM Lotus brand and the cooperation of IBM to promote, sell and/or use the technologies encompassed in our strategic offerings. Should IBM choose not to: promote the Lotus brand; make further investments in the Notes and Domino platform technology itself; or, support the positioning of our products in the market, we might not see the growth we are anticipating and our business could be materially adversely affected.

Employees

At December 31, 2012, the Company had two executive officers: Gary D. MacDonald (Interim Chief Executive Officer, Managing Director of Worldwide Operations, Executive VP and Chief Development Officer) and Mark R. Ernst (Chief Financial Officer).

At December 31, 2012, we had 249 full-time employees and four part-time employees. The disclosure below pertains to the activities of all subsidiaries, including GROUP, our 50.1% subsidiary:

The breakdown into the individual departments can be taken from the following overview:

Department	At December 31, 2012	At December 31, 2011
Management and Administration	35	34
Marketing	15	19
Research & Development	89	106
Sales	48	60
Service	58	91
Trainee	4	6
TOTAL	249	316

We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our Company and our employees.

Seasonality

Although our business is not inherently seasonal in nature, historically, our revenue in the last quarter of the calendar year is higher than in each other of the remaining three quarters outside of any consolidation effects. We believe this is particularly due to the general spending behavior driven by most of our customer base.

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

SPPEFs

Lotus typically finances its merger and acquisition projects through the use of Special Purpose Private Equity Funds (“SPPEFs”). Typically, SPPEFs are funded by a company’s major shareholders (the “Major Shareholders”) seeking to raise capital for projects and who fund at least 50% of the SPPEF, with the remaining portion being provided through the investment community and network of investors in Lotus. Each SPPEF is co-managed by a representative of the Major Shareholders (the “Representative Secretary”) and an attorney appointed by Lotus (the “Lotus Representative”).

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

Transactions following the April 26, 2010 Transaction

On November 1, 2010, the Company repurchased an aggregate of 3,043,985 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for these 3,043,985 shares, the Company issued to Lotus a Secured Demand Note, dated November 1, 2010 (the “First Demand Note”), for the principal amount of $300,000, bearing interest at the rate of 5% per annum. The First Demand Note was repaid in September 2011.

Effective December 30, 2010, pursuant to securities purchase agreements between the Company and six GROUP Major Shareholders, the Company purchased an aggregate of 7,115,500 shares of GROUP common stock from the six GROUP Major Shareholders in consideration for the 3,043,985 shares of GBS common stock (the “December 2010 Transaction”). As a result, the Company owned approximately 28.2% of the outstanding common stock of GROUP.

Reverse Merger

After the December 2010 Transaction was completed, the additional GROUP Major Shareholders decided to accept the share swap offer from the Company and to effectuate a reverse merger of GROUP and the Company. To effectuate the reverse merger, on January 5, 2011, the Company repurchased from Lotus an aggregate of 2,361,426 of the 11,984,770 shares of the Company’s common stock originally purchased by Lotus on April 26, 2010. In consideration for these 2,361,426 shares, the Company issued to Lotus a Secured Demand Note, dated January 5, 2011 (the “Second Demand Note”), for the principal amount of $200,000, bearing interest at the rate of 5% per annum. The Second Demand Note was repaid in November 2011.

Effective January 6, 2011, pursuant to securities purchase agreements between the Company and the remaining GROUP Major Shareholders, the Company purchased an aggregate of 5,525,735 shares of GROUP common stock from the remaining GROUP Major Shareholders in consideration for the 2,361,426 shares of GBS common stock (the “January 2011 Transaction”). These 5,525,735 GROUP shares represented approximately 21.9% of the outstanding shares of common stock of GROUP. As a result of the December 2010 Transaction and January 2011 Transaction, the Company had acquired an aggregate of 12,641,235 shares of GROUP common stock from the GROUP Major Shareholders in consideration for an aggregate of 5,405,411 shares of GBS common stock, resulting in GBS owning approximately 50.1% of the outstanding GROUP common stock and effectuating a reverse merger of the Company and GROUP whereby GROUP became the accounting acquirer.

Additional GROUP Acquisition

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

Executive Offices

Our principal executive office is located at 585 Molly Lane, Woodstock, Georgia 30189 and our telephone number is (404) 891-1711. GROUP’s executive offices are located at Hospitalstrasse 6, 99817 Eisenach, Germany. We maintain a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

Item 1A. Risk Factors

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report, and in the documents incorporated by reference into this Annual Report, that are not historical facts, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

We, through our 50.1% ownership of GROUP Business Software AG, are a large supplier of applications for IBM’s Lotus Notes and Domino markets.   We expect much of our growth in the near term to come from our migration and modernization solutions. Should IBM choose to no longer promote its Lotus Notes products, our anticipated growth avenues may be adversely affected. We would likely seek to shift our operations and have to concentrate more heavily on migration and modernization solutions.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain as companies continue to reassess their spending for technology projects. If our current and prospective customers engage in restructuring and other efforts to cut costs they may significantly reduce their information technology expenditures. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.

Our failure to develop new products and services, integrate acquired products and services or enhance our existing products and services, could adversely affect our business, results of operations and financial condition.

The markets for our products and services are characterized by rapid technological changes, evolving industry standards, fluctuations in customer demand, changes in customer requirements and new product and services introductions and enhancements. Our future success depends on our ability to continually enhance our current products and services, integrate acquired products and services, and develop and introduce new products and services that our customers choose to buy. If we fail to keep pace with technological developments, expectations of the emerging markets and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

In order to be successful, we must attract, engage, retain and integrate key employees, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future, and competition for experienced employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.

Adverse changes in general global economic conditions could adversely affect our operating results.

As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy underwent unprecedented turmoil in the past four years and continues to experience stock market volatility, difficulties in the financial services sector, financial instability related to the sovereign debt situation in Europe, reduced corporate profits and capital spending, and economic uncertainties. Although some of these conditions appear to be abating, there are a number of mixed indicators, the severity and length of time these economic and market conditions may persist is unknown, and the rate and pace of recovery in individual economies is also uncertain. The continuing uncertainty about future global economic conditions could negatively impact our current and prospective customers and result in delays or reductions in technology purchases. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.

We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.

We sell our products and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services, especially those products in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, mobile and related industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

Industry consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving desktop and application virtualization, collaboration and data sharing, mobility, cloud networking and cloud platform markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our virtualization, mobility and collaboration and data sharing solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.

Actual or perceived security vulnerabilities in our products and services or cyber attacks on our networks could have a material adverse impact on our business and results of operations.

Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to address security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Experienced hackers, cybercriminals and perpetrators of advanced persistent threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyber attacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. However, because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in:

•	harm to our reputation or brand, which could lead some customers to seek to cancel subscriptions, stop using certain of our products or services, reduce or delay future purchases of our products or services, or use competing products or services;

•	individual and/or class action lawsuits, which could result in financial judgments against us and which would cause us to incur legal fees and costs;

•	state or federal enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or

•	additional costs associated with responding to the cyber attack, such as the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities required by credit card associations, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.

Regulation of the Web and telecommunications, privacy and data security may adversely affect sales of our products and result in increased compliance costs.

As the internet continues to evolve, increasing regulation by federal, state or foreign agencies and industry groups becomes more likely. For example, we believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes on Web-based services, such as collaboration and data sharing services and audio services, or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our Collaboration and Data products and our results of operations.

Our products could contain errors that could delay the release of new products or that may not be detected until after our products are shipped.

Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third-party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers, which may have a material adverse effect on our business, financial condition and results of operations.

We may experience outages, data loss and service disruptions of our products, which could significantly and adversely affect our financial condition and operating results.

Maintaining and expanding the capacity and geographic footprint of our infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary service outages and temporary or permanent loss of customer data, could diminish the perceived quality and reliability of our services, and result in liability claims by customers and other third parties, damage to our reputation and loss of current and potential customers, any of which could materially and adversely affect our financial condition and results of operations.

Our success depends on our ability to attract and retain and further access large enterprise customers.

We must retain and continue to expand our ability to reach and access large enterprise customers by adding effective value-added distributors, or VADs, system integrators, or SIs and expanding our direct sales teams and consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and purchase of multiple years of subscription and maintenance up-front and generally have longer sales cycles, which could negatively impact our revenues. By allowing these customers to purchase multiple years of subscription or maintenance up-front and by granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some or all of the revenue from such sales. This deferral could reduce our revenues and operating profits for a given reporting period. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to invest in resources to coordinate among channel partners and internal sales, engineering and consulting resources and increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

Changes to our licensing or subscription renewal programs, or bundling of our products, could negatively impact the timing of our recognition of revenue.

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement new licensing programs and subscription renewal programs, including promotional trade-up programs or offering specified enhancements to our current and future product and service lines. Such changes could result in deferring revenue recognition until the specified enhancement is delivered or at the end of the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, including offering additional products in a SaaS model. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.

As we expand our international footprint, we could become subject to additional risks that could harm our business.

We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets where we may seek to expand, such as India. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or results of operations.

Our business could be harmed if we do not effectively manage our direct sales force alone and in combination with our distribution channels.

We utilize a direct sales force, as well as a network of distribution channels, to sell our products and services. We may experience difficulty in hiring, retaining and motivating our direct sales force team, and sales representatives will require substantial amounts of training, including regular updates to cover new and upgraded products and services, particularly in connection with our acquisitions. Moreover, our hires and sales personnel added through our acquisition activity may not become as productive as we would like, as in most cases it takes a significant period of time before they achieve full productivity.

Successfully managing the interaction of our direct sales force and channel partners to reach various potential customers for our products and services is a complex process. If we are unsuccessful in balancing the growth and expansion of our various sales channels, growth in one area might harm our relationships or efforts in another channel. In addition, each sales channel has distinct risks and costs, and therefore, our failure to implement the most advantageous balance in the sales model for our products and services could materially and adversely affect our revenue and profitability.

If we fail to effectively manage our growth, our future operating results could be adversely affected.

Historically, the scope of our operations, the number of our employees and the geographic area of our operations have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources as our future acquisition activities accelerate our business expansion. We need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way and we may not meet our scalability expectations. Our future operating results could be adversely affected if we are unable to manage our expanding product lines, our marketing and sales organizations and our client support organization to the extent required for any increase in installations of our products.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.

Our ability to generate sufficient cash flow from operations to fund our operations and product development efforts, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. In recent years, we have addressed and intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

•	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•	difficulties and delays integrating the personnel, operations, technologies, products and systems of the acquired companies;

•	our ongoing business may be disrupted and our management's attention may be diverted by acquisition, transition or integration activities;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	difficulties managing or integrating an acquired company's technologies or lines of business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company;

•	potential difficulties integrating the acquired products and services into our sales channel;

•	assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;

•	being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company's practices; and

•	intellectual property claims or disputes.

Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

Natural disasters or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our results of operations.

Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. We have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes, floods or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners', suppliers' and customers' businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners', suppliers' or customers' businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with the International Accounting Standards Board, or IASB, promulgates new accounting principles that could have a material adverse impact on our reported results of operations or financial condition. For example, FASB is currently working together with the IASB to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow Generally Accepted Accounting Principles, or GAAP, and those who are required to follow International Financial Reporting Standards, or IFRS. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, among others, revenue recognition, and financial statement presentation. We expect the SEC to make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS would be costly to implement and may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our other intellectual property. The loss of any material trade secret, trademark, trade name, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to copy, disclose or reverse engineer certain portions of our products or to otherwise obtain and use our proprietary source code, in which case we could potentially lose future trade secret protection for that source code. If we cannot protect our proprietary source code against unauthorized copying, disclosure or use, unauthorized third parties could develop products similar to or better than ours.

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

We are dependent on major customers for future revenue. The loss of all or a substantial portion of our sales to any of these customers or the loss of market share by these customers could have a material adverse impact on us.

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

RISKS RELATED TO OUR COMMON STOCK

If we are delinquent in our SEC filings, you may have difficulty selling any shares you purchase.

Our Common Stock is currently listed for trading on the Over-The-Counter Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filing with the SEC or applicable regulatory authority. Pursuant to FINRA Rule 6530(e), any OTCBB issuer that is delinquent in its reporting obligations three times in a 24-month period and/or is actually removed from the OTCBB for failure to file two times in a 24-month period is ineligible for quotation on the OTCBB for a period of one year. For a security to be eligible for quotation on the OTCBB, FINRA Rule 6530 requires, in part, that the issuer of the security is required to file reports with the Commission. In addition to the foregoing, the issuer of the security must be current in its reporting obligations, subject to a 30 or 60 day grace period, as applicable. An OTCBB issuer will be deemed delinquent in its reporting obligations if the issuer fails to make a required filing when due or has filed an incomplete filing. In order for a filing to be complete, it must contain all required certifications and have been reviewed or audited as applicable, by an accountant registered with the Public Company Accounting Oversight Board.

On April 17, 2013, our Common Stock symbol was given the letter “E” (which denotes an SEC filing delinquency) and we received an OTCBB Delinquency Notification which advised us that, pursuant to FINRA Rule 650, unless the delinquency (failure to file our Form 10-K for the fiscal year ended December 31, 2012) was cured, our securities would not be eligible for OTCBB quotation. We prepared and filed this Form 10-K with the SEC as required under the Securities Exchange Act of 1934, as amended, to cure the delinquency. In the event we are unable to file our future reports on time, or at all, or our Common Stock is removed from the OTCBB, we expect our Common Stock will be quoted on the OTC “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further adversely affect the liquidity of our Common Stock. This would also make it more difficult for us to raise additional capital.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2012 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2012, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be removed from the OTCBB. Any failure to address the ineffectiveness of our disclosure controls and procedures could also continue to adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Our Common Stock price could continue to be volatile and you could lose the value of your investment.

Our stock price has been volatile and has fluctuated significantly in the past. The market price of our common stock could continue to be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our common stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationships; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Your investment in our stock could lose some or all of its value.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock.

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

Item 2. Properties

The Company maintains its executive offices in a 10,000 square foot office space located at 585 Molly Lane, Woodstock, Georgia 30189 pursuant to a lease agreement, dated June 16, 2011, between GROUP and a non-affiliated third party landlord. The term of the lease is from August 1, 2011 to January 31, 2015. Rent from August 1, 2011 to August 31, 2011 was $8,333, From September 1, 2011 to December 31, 2011, the rent was $4,167 per month.  From January 1, 2012 to July 21, 2012, the rent was $8,333 per month.  From August 1, 2012 to July 31, 2013, the rent is $8,750 per month.  From August 1, 2013 to January 31, 2015, the rent will be $9,166.67 per month. The Company believes its current office space is satisfactory for its current operations.

GROUP maintains its executive offices in a 5,828 square foot office space located at Hospitalstrasse 6, 99817 Eisenach, Germany. GROUP’s lease agreement for this office is from July 1, 2006 to June 30, 2013 for an annual rent of $46,589 and which can be renewed by GROUP.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). On September 16, 2010, SWAV changed its name to GBS Enterprises Incorporated. On October 14, 2010, the trading symbol of the Company’s common stock on the OTC Bulletin Board (OTCBB) was changed from SWAV to GBSX.

On April 17, 2013, our Common Stock symbol was given the letter “E” (which denotes an SEC filing delinquency) and we received an OTCBB Delinquency Notification which advised us that, pursuant to FINRA Rule 650, unless the delinquency (failure to file our Form 10-K for the fiscal year ended December 31, 2012) was cured, our securities would not be eligible for OTCBB quotation. We prepared and filed this Form 10-K with the SEC as required under the Securities Exchange Act of 1934, as amended, to cure the delinquency. In the event we are unable to file our future reports on time, or at all, or our Common Stock is removed from the OTCBB, we expect our Common Stock will be quoted on the OTC “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise additional capital.

The following table sets forth the reported high and low bid quotations for our Common Stock as reported on the OTCBB for each full quarterly period within the two most recent fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Quarter	High	Low

2011
January 3rd - March 31st	$5.00	$1.75
April 1st - June 30th	$4.90	$1.91
July 1st - September 30th	$4.00	$1.90
October 1st - December 31st	$2.55	$1.50

2012
January 3rd - March 31st	$2.55	$1.13
April 1st – June 30th	$1.20	$0.40
July 1st – September 30th	$0.41	$0.24
October 1st – December 31st	$0.51	$0.16

Description of Common Stock

We are authorized to issue 75,000,000 shares, par value $0.001 per share, of common stock, of which 29,461,664 shares were issued and outstanding as of December 31, 2012. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock. Stockholders have no pre-emptive rights to acquire additional shares of common stock. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of common stock, when issued, will be fully paid and non-assessable.

Holders of common stock are entitled to receive dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on common stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of common stock now outstanding are duly authorized, fully paid and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” shares of Preferred Stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval. As of December 31, 2012, there are no shares of Preferred Stock designated or issued.

Transfer Agent

Action Stock Transfer Corporation

2469 E. Fort Union Blvd., Suite 214

Salt Lake City, UT 84121

Telephone: (801) 274-1088

Fax: (801) 274-1099

Email: justblank2000@yahoo.com

Website: www.actionstocktransfer.com

Holders

As of December 31, 2012, we had 80 record holders of our Common Stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.

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

Results of Operations

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

 Assets

Total Assets decreased from $68,703,394 at December 31, 2011 to $56,802,492 at December 31, 2012.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At December 31, 2012, our Total Current Assets were $6,444,192 compared to $9,982,991 at December 31, 2011. Total Current Assets consist of: Cash and Cash Equivalents; Accounts Receivable; Inventories; Prepaid Expenses; Other Receivables and Assets held for Sale.

■	Cash and Cash Equivalents decreased from $3,250,821 at December 31, 2011 to $1,154,602 at December 31, 2012 as a result of our investments in the strategic technology areas such as application migration and modernization, cloud technology and the associated costs necessary to build and implement the go to market strategy.

■	Accounts Receivable decreased from $5,007,194 at December 31, 2011 to $4,143,448 at December 31, 2012.

■	Inventories decreased from $236,712 at December 31, 2011 to $ nil at December 31, 2012.

■	Prepaid Expenses decreased from $444,147 at December 31, 2011 to $84,304 at December 31, 2012 due to the reclassification of prepaid license payments to a vendor into Intangible Assets.

■	Other Receivables decreased from $1,020,010 at December 31, 2011 to $676,976 at December 31, 2012. Other Receivables consist primarily of derivatives used for hedging held by one business entity, warrants sold with related funding in escrow, and installment payments due from the sale of GROUP Business Software Holding OY together with their Subsidiary GEDYS IntraWare GmbH on February 28, 2010. The decrease was primarily due to an insurance claim of approximately $1,900,000 which was included in the previous year.

■	Assets held for Sale were increased from $24,107 at December 31, 2011 to $384,862 at December 31, 2012.

Total Non-Current Assets

At December 31, 2012, our Total Non-Current Assets were $50,358,300, compared to $58,720,403 at December 31, 2011.  Total Non-Current Assets consist of: Property (plant and equipment), Financial Assets, Investments in Related Company, Deferred Tax Assets, Goodwill, Software and Other Assets.

■	Property (plant and equipment) decreased from $1,604,994 at December 31, 2011 to $332,839 at December 31, 2012 due primarily to the sale of IDC Global, Inc. and their heavy concentration of fixed assets.

■	Financial Assets decreased from $548,909 at December 31, 2011 to $428,422 at December 31, 2012, which includes long term loans of $427,232 and the non-current portion of the aforementioned sale of GEDYS IntraWare GmbH on February 28, 2010.

■	Deferred Tax Assets decreased from $2,748,800 at December 31, 2011 to $1,132,103 at December 31, 2012 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.

■	Goodwill decreased from $39,221,603 at December 31, 2011 to $34,254,881 at December 31, 2012 and consisted of the goodwill associated with nine business entities. During the year ended December 31, 2012, the Company sold SD Holdings, Ltd. and dissolved Pavone Ltd., the effect of which was to reduce the goodwill associated with these subsidiaries. The reduction in goodwill attributed to GROUP Business Software AG (“GROUP”) resulted when the Company purchased additional shares of GROUP as disclosed in Note 2 of the Company’s financial statements.

■	Software decreased from $14,258,610 at December 31, 2011 to $12,207,031 at December 31, 2012 and consists of capitalized development costs, product rights and licenses. Our capitalized Software includes our expert business developments of $3,779,418, legacy business improvements/developments of $7,545,163, strategic business developments/other of $2,714,568. The decrease from 2011 to 2012 resulted from impairment testing write-downs. The decrease is again primarily based on the business decision to focus on the new CRM product and functional loss of the obsolete CRM.

■	Other Assets increased from $93,268 at December 31, 2011 to $156,379 at December 31, 2012. This includes reinsurance claims, tax credits, and other deposits.

■	Assets held for Sale were increased from $nil at December 31, 2011 to $1,846,645 at December 31, 2012.

Liabilities

Total Liabilities decreased from $24,946,246 at December 31, 2011 to $22,269,060 at December 31, 2012.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At December 31, 2012 our Total Current Liabilities were $18,227,184, compared to $19,058,394 at December 31, 2011.  Total Current Liabilities consist of: Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities and Amounts Due to Related Parties.

■	Notes Payable increased from $1,381,821 at December 31, 2011 to $2,313,572 at December 31, 2012 and consisted of the exercise of capital components of a convertible bond issue.

■	Liabilities to Banks decreased from $19,595 at December 31, 2011 to $6,774 at December 31, 2012 on payments of a line of credit held by a subsidiary.

■	Accounts Payable and Accrued Liabilities decreased from $6,491,565 at December 31, 2011 to $6,241,733 at December 31, 2012. This includes Trade payables, Tax Accruals and Other Accruals.

■	Deferred Income decreased from $6,476,582 at December 31, 2011 to $6,099,570 at December 31, 2012.

■	Other Liabilities of $4,256,410 at December 31, 2011 decreased to $860,032 at December 31, 2012. As a result of a reclassification of long term to short term liabilities due on the purchase of Permessa Corporation. These payments derived from the purchase of Permessa in 2010 and are now due in the short term.

■	Amounts Due to Related Parties increased from $432,421 at December 31, 2011 to $2,115,869 at December 31, 2012.

■	Liabilities held for Sale were increased from $nil at December 31, 2011 to $589,634 at December 31, 2012.

 Total Non-Current Liabilities

At December 31, 2012, our Total Non-Current Liabilities were $4,041,876, compared to $5,887,852 at December 31, 2011.  Total Non-Current Liabilities consist of: Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, Other Liabilities.

■	Liabilities to Banks increased from $3,463,483 at December 31, 2011 to $3,716,102 at December 31, 2012 and consisted of long-term business line of credit due to the Baden-Württembergische Bank. The increase from 2011 to 2012 in notes payable is due to the funding of expenditures consistent with the advancement of our technology and overall business plan.

■	Retirement Benefit Obligation increased from $150,632 at December 31, 2011 to $165,876 at December 31, 2012.

■	Other Liabilities decreased from $2,273,737 at December 31, 2011 to $nil at December 31, 2012. As a result of a reclassification of long term to short term liabilities due on the purchase of Permessa Corporation. Within the non-current liabilities, an amount of $2,270,000 has been converted into equity of the corresponding subsidiary in February, 2012. In adherence to Regulation S-X Rule 3A-02 this transaction and the resulting reduction of the liabilities will be presented in the Company’s financials as per June 30, 2012.

■	Liabilities held for Sale were increased from $nil at December 31, 2011 to $159,898 at December 31, 2012.

Revenues

The Company generates revenue from product Licenses, Maintenance, Third-Party Products, Services and Other Revenue. For the fiscal year ended December 31, 2012, total revenue decreased $2,537,308 from $28,273,092 at December 31, 2011 to $25,735,784 at December 31, 2012. The decline mainly resulted from a $1,944,833 decrease in Service revenues, as a result of the sale of IDC, combined with a net decrease of $592,475 in product and other revenues.

The Company operates across 4 primary regions United States, Germany, United Kingdom, and Other. For the fiscal year ended December 31, 2012 revenue across all regions decreased as presented in detail in the Company’s Notes to the Annual Consolidated Financial Statements.

Cost of Goods Sold

For the fiscal year ended December 31, 2012, our Cost of Goods Sold decreased to $14,615,074 from $15,898,182.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses. Within Cost of Goods Sold the associated costs within the product division of revenue increased $62,481, from $5,575,747 at December 31, 2011, to $5,638,228 at December, 31 2012. The associated costs within the services division of revenue decreased $1,345,589, from $10,322,435 at December 31, 2011, to $8,975,846 at December 31, 2012. The gross profit margin remains with 43% (2012) and 44% (2011) on the same level.

Operating Expenses

For the fiscal year ended December 31, 2012, our Operating Expenses decreased to $19,565,495 from $22,513,690 for the fiscal year ended December 31, 2011.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the fiscal year ended December 31, 2012, our Selling Expenses decreased to $12,102,534 from $15,426,600 for the fiscal year ended December 31, 2011.  Selling Expenses consist of costs for the Sales, Marketing and Service units and decreased primarily due to the sale and consolidation of subsidiary companies.

For the fiscal year ended December 31, 2012, our Administrative Expenses decreased to $5,962,875 from $6,160,961 for the fiscal year ended December 31, 2011.  Administrative Expenses consist of costs for the management and administration units and decreased primarily due to the sale and consolidation of subsidiary companies.

For the fiscal year ended December 31, 2012, our General Expenses increased to $1,500,086 from $926,129 for the fiscal year ended December 31, 2011.

Other Income (Expense)

For the fiscal year ended December 31, 2012, Other expense of $1,531,793 compared to Other Expense of $16,267,197 for the fiscal year ended December 31, 2011. Bad debts changes in this category increased for the write off of receivables primarily in our entities no longer functioning due to obsolete technology. Income from a settlement received in the previous fiscal year also was a contributing factor to the change.

Income taxes (Expense)

As a result of the change in the majority ownership of GROUP Business Software in 2011 and based on the current legal situation, management has determined it is more likely than not that the tax losses carried forward for the fiscal year ended December 31, 2011 will not be available as a deduction to determine taxable income. Therefore, the deferred tax assets from the losses carried forward for GROUP Business Software AG in an amount of $3,691,000 were written off in the fiscal year ended December 31, 2011 and included in income tax expense.

For the fiscal year ended December 31, 2012 a statutory tax range from 23% to 34% has been applied resulting in an expected income tax recovery of $7,986,000. Reduced by Price Allocations from Consolidation of $2,798,000, permanent differences of $533,000 and other items as mentioned in Note 27.  The total amount of income tax expense has been $1,054,734.

Liquidity & Capital Resources

At December 31, 2012, we had $1,154,602 in cash and cash equivalents, compared to $3,250,821 at December 31, 2011. At December 31, 2012, our accumulated stockholders’ deficit was $18,974,582 compared to $12,147,666 at December 31, 2011.

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

During the entire fiscal year 2012 and for the first five months of 2013, the Company was in constant contact with internal and external sources for financing. These sources provided the necessary funds to support the working capital needs of the Company; mainly to finance the Company’s strategic offering. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone any strategic investment until the financing will be sufficient. However, management believes as a result of the assets purchased to date, in accordance with the above-mentioned statement, the Company will be able to provide sufficient cash flow to support its standard operations for the next 12 months.

To date, we have funded our operations from private financings and operations. In March 2010, we consummated a private placement of Units for $1.25 per Unit for total gross proceeds of $7,555,000 (the “Private Placement”). The net proceeds of this offering were $6,839,327.25. Each Unit consisted of one share of common stock and one warrant exercisable to purchase one share of common stock from the date of grant until the third anniversary of the date of grant for $1.50 per share (the “Private Placement Warrants”). As of December 31, 2012, warrant holders exercised an aggregate of 2,025,000 Private Placement Warrants for gross proceeds to the Company of $3,037,500. If the remaining 4,019,000 Private Placement Warrants were exercised, of which there can be no assurance, the Company would receive $6,028,000 in additional gross proceeds.

In March 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with each of five “accredited investors” (as that term is defined by Rule 501(a) of Regulation D promulgated under the Securities Act), one of whom was Stephen D. Baksa, a member of the Board of Directors of the Company, and all of whom were investors in the Private Placement. Pursuant to the Securities Purchase Agreements entered into by the Company and the accredited investors, the Company sold the accredited investors an aggregate of 2,020,000 warrants (the “Investor Warrants”) in consideration for $10.00 per investor. Each Investor Warrant is exercisable to purchase one share of common stock of the Company for a purchase price of $0.50 per share from the date of issuance to the third anniversary date of the date of issuance. As of December 31, 2012, warrant holders exercised an aggregate 905,000 Investor Warrants for gross proceeds to the Company of $457,500. If the remaining 1,120,000 Investor Warrants were exercised, of which there can be no assurance, the Company would receive $560,000 in additional gross proceeds.

In addition to the foregoing, during the fiscal year ended December 31, 2012, we raised capital by consummating the following transactions:

■	On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the Chairman of the Board of Directors and then Chief Executive Officer of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

■	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

■	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Mohammad A. Shihadah, a member of the Board. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Mr. Shihadah for the principal amount of $50,000, bearing interest at a rate of 8% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note was convertible in full at $0.50 per share into common stock of the Company, if the conversion was not exercised on or before September 30, 2012. If not exercised Mr. Shihadah will receive a 3-year warrant to purchase shares at 50,000 shares of common stock at $0.50 per share. The conversion was not exercised by September 30, 2012, as per the terms of the Loan Agreement Mr. Shihadah was issued a 3-year warrant to purchase shares at 50,000 shares of common stock at $0.50 per share.

o	As of May 17, 2013, _______________ is outstanding under the Note. No principal or interest payments have been made on the Note.

■	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with K Group Ltd. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to K Group Ltd. for the principal amount of $250,000, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note was convertible in full at $0.50 per share into common stock of the Company, if this conversion if not exercised on or before September 30, 2012. (Did they exercise- if not, change the wording herein) If not exercised K Group Ltd. will receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share. The conversion was not exercised by September 30, 2012, as per the terms of the Loan Agreement K Group Ltd. was issued a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

o	As of May 17, 2013, _______________ is outstanding under the Note. No principal or interest payments have been made on the Note.

■	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Vitamin B Venture GmbH. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Vitamin B Venture GmbH for the principal amount of $252,500, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note was convertible in full at $0.50 per share into common stock of the Company, if this conversion if not exercised on or before September 30, 2012. If not exercised K Group Ltd. will receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share. The conversion was not exercised by September 30, 2012, as per the terms of the Loan Agreement Vitamin B Venture GmbH. was issued a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

o	As of May 17, 2013, _______________ is outstanding under the Note. No principal or interest payments have been made on the Note.

■	On August 13, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with John A. Moore, a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to Mr. Moore for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted Mr. Moore a secured priority security interest in the Company’s Accounts Receivable and its subsidiaries located in the United States of America, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

o	In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

o	As of May 17, 2013, _______________ is outstanding under the Note. No principal or interest payments have been made on the Note.

■	On October 26, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa, a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to Mr. Baksa for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Baksa a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. then owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. On February 12, 2013, Mr. Baksa exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

o	In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

o	As of May 17, 2013, _______________ is outstanding under the Note. No principal or interest payments have been made on the Note.

■	On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with an accredited investor (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

o	On February 12, 2013, the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

o	As of May 17, 2013, _______________ is outstanding under Note. No principal or interest payments have been made on the Note.

■	On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with an accredited investor (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

o	On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

o	As of May 17, 2013, _______________ is outstanding under Note. No principal or interest payments have been made on the Note.

Cash Flows

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011

Net cash provided (used in) Operating Activities	$1,484,997	$(7,957,372)
Net cash provided (used in) Investing Activities	$(795,922)	$1,733,943
Net cash provided (used in) Financing Activities	$215,720	$7,484,947
Effect of exchange rate changes on cash	$(84,689)	$(144,058)
Net increase (decrease) in cash and cash equivalents during the period	$(2,096,220)	$1,505,856
Cash and cash equivalents, beginning of period	$3,250,821	$1,744,965

Cash and cash equivalents, end of period	$1,154,602	$3,250,821

Cash provided by operating activities was $1,484,997, an increase of $9,442,369 from the previous year's cash used in operating activities of $7,957,372. This change is primarily due to a decrease in deferred income taxes of $7,353,661, a decrease in accounts payable and other liabilities of $4,574,569, a decrease in net losses of $19,573,469, and an increase in accounts receivable of $2,675,208.

Cash used in investing activities was $795,922, an increase of $2,529,865 from the previous year’s cash provided by investing activities of $1,733,943. This change is primarily due to the purchase of intangible assets increasing $1,374,981, and proceeds from sale of subsidiaries decreasing $1,216,820 over the year ended December 31, 2012.

Cash provided by financing activities was $215,720, a decrease of $7,269,227 from the previous year’s cash provided by financing activities of $7,484,947. This change is primarily due to a $2,246,800 increase in borrowings and loans from related parties, and a net decrease in capital paid-in of $8,744,642 over the year ended December 31, 2012.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Nor applicable

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-38 of this Annual Report on Form 10-K for the year ended December 31, 2012.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, with the participation of our Interim Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting (ICFR)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rule 13a-15(f) of the Exchange Act. ICFR refers to the process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)	Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2012. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241; Effective June 27, 2007)

Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2012:

•	The Company’s prior lack of sufficient accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC, the change Company’s in the fiscal year and restatements for prior periods caused significant delays in the Company’s ICFR.

As previously reported by the Company, in September 2012 the Company’s Board of Directors changed the fiscal year end of the Company from March 31st to December 31st, commencing on December 31, 2012. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had December 31st fiscal year ends and in reporting the Company’s financial statements, the Company, incorrectly applied Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends. With the change in the Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010. This has caused a delay in the filing of the Company’s SEC report, including this Form 10K for the fiscal year ended December 31, 2012.

To cure the above material weakness, in 2012, management took the following corrective measures to strengthen its control environment and ICFR:

(a) In February 2012, we hired a new full-time Chief Financial Officer who performs the following:

■	assists with documentation and implementation of policies and procedures and monitoring of controls;
■	prepares budgets; and
■	prepares financial statements, account reconciliations and journal entries.

(b) In March 2012, we created a position within the Company’s accounting and finance team to segregate duties consistent with its control objectives and we increased our personnel resources and technical accounting expertise within the accounting function.

(c) In March 2012, our Board of Directors was increased to seven members and five “independent directors” (as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules), to the Board of Directors were appointed.

(c) In March 2012, our Board of Directors established a standing Audit Committee (comprised of two independent directors and our Interim Chief Executive Officer).

The duties of the Audit Committee include, but are not limited to, ensuring that the Company maintains adequate internal control structures, monitoring relevant aspects of compliance, review and assessment of any potentially significant legal matters facing the Company, the appointment and monitoring of an independent auditor, and final review of the independently audited financial statements. The Audit Committee reports any and all findings to the Company’s Board of Directors, which maintains all final decision making authority regarding any of the aforementioned activities

The Audit Committee met four times in 2012. The purpose of these meetings included, along with the above listed activities, drafting and presenting to the Board for ratification an Audit Committee charter, and to ensure that all duties tasked to the Committee have been fulfilled.

The Company believes that the appointment of the new Directors, each of whom qualifies as an “independent director” (as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules), as well as the establishment of a standing Audit Committee comprised of a majority of independent directors, one of whom who has been appointed an “audit committee financial expert” (as defined by Item 407(d)(5)(ii) of Regulation S-K) corrected the material weaknesses which had existed prior to March 1, 2012.

While these remedial actions have been implemented, they were not in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of calendar year 2012. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings.

Changes in Internal Control Over Financial Reporting (ICFR)

During the fourth quarter ended December 31, 2012, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B. Other Information.

Subsequent Events:

Sale of IDC Global, Inc.

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for a purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions, including a holdback of $217,477.86 for accounts receivable and which is to be paid by GTT to GBS within one business day of IDC receiving such payment, $334,000 for GroupLive liabilities and liens on IDC which is to be paid by GTT to GBS within three business days that GTT is reasonably satisfied that such liabilities and liens have been removed, less any amounts up to $12,500 which GTT or IDC is required to pay to either satisfy the obligations or purchase replacement equipment; and $528,777.93 for an outstanding dispute which is to be paid by GTT to GBS within three days that GTT is reasonably satisfied has been resolved, subject however to a term of 18 months from the closing date or, if after 18 months, the holdback is used to offset any indemnifications by GBS under the Agreement. The Purchase Price is also subject to adjustment on a dollar-for-dollar basis for adjustments the Net Working Capital (defined as Current Assets minus Current Liabilities) of IDC by GTT within 90 days of closing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below sets forth the names, title and ages of our directors and executive officers. Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Executive officers serve at the pleasure of the Board and may be removed with or without cause at any time, subject to contractual obligations between the executive officer and the Company, if any.

Name:	Position Held with the Company:	Age :	Director Since:
Joerg Ott	Chairman of the Board	47	April 26, 2010

Gary D. MacDonald	Interim Chief Executive Officer, Managing Director of Worldwide Operations, Executive VP, Chief Corporate Development Officer and Director* (Principal Executive Officer)	58	December 2, 2011

Markus R. Ernst	Chief Financial Officer (Principal Financial and Accounting Officer)	44	—

Woody A. Allen	Director*#^	65	March 1, 2012

Stephen D. Baksa	Director#^	66	March 1, 2012

David M. Darsch	Director#^	55	March 1, 2012

John A. Moore, Jr.	Director*#^	59	March 1, 2012

Mohammad A. Shihadah	Director#^	59	March 1, 2012

*Audit Committee Member

#Compensation Committee Member

^Corporate Governance, Regulatory and Nominating Committee Member

Business Experience:

Joerg Ott. Since April 26, 2010, Mr. Ott has been serving as the Company’s Chairman of the Board. From April 26, 2010 to July 11, 2012, Mr. Ott served as the Company’s Chief Executive Officer. Since April 2002, Joerg has also been serving as the Chief Executive Officer of GROUP Business Software AG, (a 50.1% subsidiary of the Company). GROUP Business Software AG has been trading at Frankfurt Stock Exchange since early 2000. From December 2000 to October 2002, Joerg was the Chief Executive Officer of Senator AG, a software company specializing in machine translation software. From October 1998 to December 2000, Joerg was the founding General Manager of Global Words GmbH, a technology and services company focusing on multi-lingual telephone based conference service. In 1997, Joerg founded OUTPUT! GmbH, a German based sales training company. Mr. Ott earned his MBA from University of Passau, Germany, focusing on Operations Research and Finance. He is also a Harvard Business School alumnus, graduated in 2009.

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

Gary D. MacDonald. Since July 11, 2012, Gary D. MacDonald has been serving as the Interim CEO and Managing Director of Worldwide Operations of the Company. Since April 30, 2010, Mr. MacDonald has also been serving as the Executive Vice President and Chief Corporate Development Officer of the Company.  From September 2005 to February 2008, Mr. MacDonald served as the Chief Operating Officer of GROUP. Since February 2008, Mr. MacDonald has been serving as the Chief Corporate Development Officer of GROUP.  From November 2003 to August 2005, Mr. MacDonald served as the Vice President, Corporate Development and Government Relations Officer at Raydiance, Inc., a privately held research company.  From August 1994 to September 2003, Mr. MacDonald served as the Senior Vice President of Sales and Marketing at Kingston Technology Company, a privately held company in the computer hardware industry.  From October 1991 to August 1994, Mr. MacDonald served as the Vice President and Principal of Impediment Incorporated, a privately held company in the computer hardware industry.

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

Markus R. Ernst. Since February 24, 2012, Mr. Ernst has been serving as the Chief Financial Officer of the Company. Mr. Ernst has 20 years of experience in the financial sector of several industries in public and private companies. He has extensive knowledge in both national and international finance and mergers and acquisitions. Since July 201, Mr. Ernst has been serving as a professional consultant to the Management Board of GROUP Business Software AG, a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW” and which is a 50.1% owned subsidiary of the Company (GROUP”). From August 2000 to June 2011, Mr. Ernst served as the Chief Financial Officer of GROUP. In November 1995, Mr. Ernst worked as a Financial Analyst in corporate management for Gesellschaft für Zahlungssysteme GmbH (“GZS”), a privately held banking transaction processing company that now belongs to First Data Corp. (NYSE: FDC). As a senior executive and Head of Corporate Control for GZS, he was responsible for corporate planning and control. From October 1994 to October 1995, Mr. Ernst worked as a Head of Financial Operations for Seagram Germany, a subsidiary of Seagram Company Ltd., Montreal, Canada. From September 1992 to June 1994, Mr. Ernst worked as a Financial Analyst for IBM in Mainz, Germany and San Jose, California. Mr. Ernst has long time management experience in accounting, budgeting, board presentations, cash management, claims processing, financing, investments, information systems, regulatory relations and strategic planning. In October 1994, Mr. Ernst earned a Master’s Degree in International Management and Industrial Engineering at the University of Applied Science located in Mannheim, Germany and at the University of Applied Science in Ludwigshafen, Germany.

Key Attributes, Experience and Skills: Mr. Ernst has extensive experience managing financial operations for publicly traded companies since 2000. He also has extensive knowledge regarding various accounting practices and compliance requirements especially in the United States, Germany and the European Union. Due to the fact that the Company and its subsidiaries are traded in the United States and in Germany, we rely heavily on this expertise.

Woody A. Allen. Since March 1, 2012, Mr. Allen has been serving as a member of the Company’s Board of Directors. Mr. Allen is a business strategist, coach and mentor to companies in the United States and Europe. He has more than 35 years’ experience as a C-level executive, including roles as President, Executive Vice President, Chief Financial Officer and Chairman of the Board for publicly traded companies. He has extensive boardroom experience, having served on the Boards of Directors of numerous companies in a wide variety of businesses, ranging from radio broadcasting to semiconductor equipment manufacturing. In1992, Mr. Allen founded Allen Management Services, a privately held company which offers financial guidance, and leadership and executive training, to mid and high level executives of small to medium sized businesses, and has been serving as its President since its founding. Since 2001, Mr. Allen has been serving as the Chief Financial Officer for BIA-Financial Network, a privately held company which offers research and consulting services to local media. From February 2000 to October 2003, Mr. Allen served as the Chairman of the Board of Directors of Precision Auto Care, Inc. (OTC Pink Sheets: PACI), a global franchisor of auto care centers. Since 1998 and through the present, Mr. Allen has been serving as a member of the Board of Directors of Precision Auto Care and the Chairman of its audit committee. Since 2005, Mr. Allen has been serving as a Board member for CEO-CF, a privately held European-based company specializing in facilitating collaboration amongst entrepreneurial CEO’s. Mr. Allen was also the Executive Vice President and Chief Financial Officer for EZ Communications (EZCIA) from 1973 through 1992, and served on the Company’s Board and was Chairman of its Audit Committee from 1979 through 1996, when the Company was sold. He is a certified Master Somatic Coach with Strozzi Institute, a California-based educational organization, and has been published in an anthology entitled, Being Human at Work.” Since 2008, Mr. Allen has also been a colleague with Synthesis-LLC, a New York based training and development organization that mobilizes leadership teams to create increased productivity, satisfaction and value.

Key Attributes, Experience and Skills: Mr. Allen brings to the Board his extensive leadership and managerial skills as an executive and board member of publicly traded companies for more than 35 years. Mr. Allen also brings to the Board his ability to provide financial and leadership guidance obtained by Mr. Allen’s experience with Allen Management Services.

Stephen D. Baksa. Since March 1, 2012, Mr. Baksa has been serving as a member of the Company’s Board of Directors. Since November 1, 2011, Mr. Baksa has been serving as a director of Single Touch Systems, Inc. (OTCBB: SITO), a public company engaged in providing innovative mobile media solutions to retailers, advertisers and brands. Mr. Baksa was a General Partner at the Vertical Group from 1989 through 2010, a private equity and venture capital firm focused on the fields of medical technology and biotechnology. He is currently employed at the Vertical Group as an advisor/consultant. For more than 30 years, The Vertical Group has been an early stage investor and major shareholder of some of the medical technology industry’s most successful companies. Before Mr. Baksa joined The Vertical Group, he was co-founder of Paddington Partners, a firm engaged in special situation investing focused on public health care equities. Mr. Baksa holds an M.B.A. from The Rutgers School of Business (1969) and a B.A. in Economics from Gettysburg College (1967).

Key Attributes, Experience and Skills: Mr. Baksa brings to the Board his operating and management expertise and entrepreneurial and financial acumen gained through his directorship of a public company as well as being a the General Partner at a private equity and venture capital firm.

David M. Darsch. Since March 1, 2012, Mr. Darsch has been serving as a member of the Company’s Board of Directors. Mr. Darsch has more than 30 years of experience as an entrepreneur and managing executive of technology companies. With a strong trans-Atlantic and pan-European focus, Dave has active clients in both the US and Europe. He mentors entrepreneurs and helps them develop business plans that accelerate revenue growth and/or external infusion of capital. Mr. Darsch has been involved in more than ten transactions involving the purchase, sale, merger, or infusion of capital into companies.

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

John A. Moore, Jr. Since March 1, 2012, Mr. Moore has been serving as a member of the Company’s Board of Directors. Mr. Moore has more than 30 years’ experience in private and public company management for information technology firms. From April 1997 to June 2003, Mr. Moore served as the Executive Vice President and Chief Financial Officer of ManTech International Corporation (NASDAQ: MANT) and was directly involved in taking ManTech public in 2002 as well as facilitating a secondary offering. ManTech International is engaged in providing innovative technologies and solutions for mission-critical national security programs for the intelligence community. Since April 27, 2006, Mr. Moore has been serving as a member of the Board of Directors of Horne International, Inc. (OTCBB: HNIN) and Chairman of its Board’s audit and compensation committees. Horne International is an engineering services company engaged in providing integrated, systems approach based solutions to the energy and environmental sectors to both commercial customers and to the U.S. federal government.

From April 2005 to September 2011, Mr. Moore served as a member of the Board of Directors of Paradigm Holdings, Inc. (OTC Pink Sheets: PDHO), a public company engaged in cyber security and information technology services. From 2006 to 2011, Mr. Moore served as the Chairman of the Board of Directors of MOJO Financial Services, Inc., a privately held financial services company. From 2005 to 2007, Mr. Moore served as a member of the Board of Directors of Global Secure Corporation, privately held information technology services company. From 1994 to 2003, Mr. Moore served on the Board of Directors of ManTech International Corporation. From 1997 to 2003, Mr. Moore served on the Board of Directors of GSE Systems Inc. (AMEX: GVP), a public company engaged in simulation technology services. From 2003 to 2009 Mr. Moore served as a member of the Board of Visitors for the University of Maryland’s Smith School of Business. Mr. Moore earned an MBA from the University of Maryland in 1979 and a B.S. Degree in accounting from LaSalle University located in Philadelphia, PA in 1974.

Key Attributes, Experience and Skills: Mr. Moore brings to the Board his extensive experience in strategic planning, financial management, corporate compliance, proposal preparation and pricing and SEC reporting obtained through his prior experiences as a member of the Board of Directors of several publicly traded companies.

Mohammad A. Shihadah. Since March 1, 2012, Mr. Shihadah has been serving as a member of the Company’s Board of Directors. In 1990, Mr. Shihadah founded Applications Technology, Inc. (AppTek). AppTek, headquartered in McLean, Virginia, is a U.S. company specializing in software development for human language technology (HLT). In November 2011, AppTek was acquired by Science Applications International Corporation (SAIC). Since February 2002, Mr. Shihadah has been serving as a member of the Board of Directors of Ignite Media Solutions, a privately held company engaged in providing pay-per-performance based integrated multi-channel solutions.

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

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our executive officers and directors and the executive officers and directors of our direct and indirect subsidiaries.

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

Code of Ethics

We have not yet adopted a Code of Ethics.

Corporate Governance

Board Committees:

■	Audit Committee
■	Compensation Committee
■	Corporate Governance, Regulatory and Nominating Committee

Audit Committee

On March 1, 2012, the Board established a standing Audit Committee comprised of John A. Moore, Jr., Woody Allen, and Gary MacDonald; and Mr. Moore was appointed the Chairman of the Audit Committee. Messrs. Moore and Allen each qualify as an “Independent Director” as defined by Section 10A(m)(3)(ii) of the Exchange Act or Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Mr. MacDonald also serves as an executive officer of the Company and its 50.1% subsidiary, GROUP Software AG, a German publicly traded company, and therefore, does not qualify as an “Independent Director.”

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

Audit Committee Financial Expert

On March 1, 2012, Mr. Moore was unanimously designated by the Board as the “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K based on Mr. Moore’s business experience as reflected above.

Compensation Committee

March 1, 2012, the Board established a standing Compensation Committee comprised of the Woody A. Allen, Stephen D. Baksa, David A. Darsch, John A. Moore, Jr. and Mohammad Shihadah and Mr. Moore was appointed as the Committee’s Chairman.

The Committee is tasked with assisting the Board in establishing and overseeing the Company’s compensation philosophy, policies and practices, including but not limited to those related to incentive compensation and equity-based plans, retention severance and retirement programs, and any other employee benefit plans or programs.

Corporate Governance, Regulatory and Nominating Committee

On March 1, 2012, the Board established a standing Compensation, Corporate Governance, Regulatory and Nominating Committee comprised of the Woody A. Allen, Stephen D. Baksa, David A. Darsch, John A. Moore, Jr. and Mohammad Shihadah and Mr. Allen was appointed as the Committee’s Chairman.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the following officers and directors failed to file their Section 16(a) forms on a timely basis or at all in 2012.

1.	Gary D. MacDonald, the Company’s Interim CEO, Managing Director of Worldwide Operations, Executive Vice President, Chief Corporate Development Officer and Board member, has not yet filed a Form 3 or Form 4 with the SEC. Notwithstanding the foregoing, Mr. MacDonald’s beneficial ownership of securities of the Company has been properly disclosed in the Company’s Exchange Act filings with the SEC.
2.	Markus R. Ernst, the Company’s Chief Financial Officer, did not timely file his Form 3 with the SEC. Mr. Ernst was appointed as the Chief Financial Officer of the Company on February 24, 2012 and filed his Form 3 with the SEC on March 7, 2012. Notwithstanding the foregoing, Mr. Ernst’s ownership of securities of the Company has been properly disclosed in the Company’s Exchange Act filings with the SEC.
3.	Mohammad A. Shihadah did not timely file his Form 3 with the SEC. Mr. Shihadah was elected to the Company’s Board of Directors on March 1, 2012 and filed his Form 3 on April 3, 2012. As of the date of his election, Mr. Shihadah did not beneficially own any securities of the Company nor does he currently beneficially own any securities of the Company.

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

	Fiscal Year
	Ended
Name and Principal Position	December 31,	Salary ($)	Bonus ($)	Total ($)
Joerg Ott
Chairman and Former CEO (Former PEO)(1)	2012	157,593	0	157,593
	2011	120,000	0	120,000

Gary D. McDonald	2012	107,452	15,000	122,452
Interim CEO, Managing Director of Worldwide Operations, Executive VP, Chief Corporate Development Officer (Current PEO)(2)	2011	N/A	N/A	N/A0

Markus R. Ernst	2012	118,861	0	118,861
CFO (3)	2011	N/A	N/A	N/A

(1)	Joerg Ott served as the Chief Executive Officer (PEO) of the Company from April 26, 2010 to July 11, 2012.
(2)	Gary D. McDonald commenced serving as the Interim Chief Executive Officer (PEO) of the Company on July 11, 2012.
(3)	Markus R. Ernst commenced serving as the Chief Financial Officer of the Company on February 24, 2012.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012, no stock, stock options, or other equity securities were awarded to our named executive officers.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Markus R. Ernst

Mr. Ernst has agreed to serve as the Chief Financial Officer of the Company pursuant to a Consultant Services Agreement, dated February 24, 2012 (the “Agreement”), between the Company and Green Minds Venture GmbH, a German corporation wholly-owned by Mr. Ernst (the “Vendor”), from February 24, 2012 to March 31, 2012 (the “Term”). Pursuant to the Agreement, after the Term, Mr. Ernst shall continue serving as the Company’s CFO on a six-month to six-month basis until either party provides the other party written notice at least thirty (30) days prior to expiration of the applicable term.

In consideration of the services to be rendered, the Company has agreed to pay the Vendor a base monthly fee (“Base Payment”) of $9,160 plus any taxes, such as a valued added tax (“VAT”), which shall be adjusted from time to time as determined by the Company or the Board based upon the Company's performance as well as the Vendor meeting certain performance objectives. During the term, Vendor will be eligible to earn bonuses as determined by the Board based upon Vendor’s and the Company’s performance in accordance with the terms and conditions of the Agreement.

The Company has also agreed to grant the Vendor stock options to acquire 200,000 shares of the Company’s common stock subject to the terms and conditions of the Company’s Stock Option Plan. Pursuant to Section 3(c) of the Plan, no options have been issued as of December 31, 2012, as the Plan is subject to a shareholder vote for approval. The Company shall pay or reimburse Vendor for all reasonable business expenses including, without limitation, cell phones, personal digital assistants (PDA) devices, business travel expenses, reasonably incurred or paid by Vendor in the performance of his responsibilities in accordance with the Company's prevailing policy and practice relating to reimbursements as modified from time to time. Vendor must provide substantiation and documentation of these expenses to the Company in accordance with Company policy in order to receive reimbursement.

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

Compensation of Directors

The table below reflects fees which have been accrued but not paid to the Company’s directors who are not also “named executive officers.” Only non-executive directors are entitled to receive any compensation for services rendered by them as directors.

DIRECTOR COMPENSATION

	Fees Earned			Non-Equity	Nonqualified Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Woody A. Allen	29,925	0	0	0	0	0	29,925
Stephen D. Baksa	18,100	0	0	0	0	0	18,100
David M. Darsch	36,500	0	0	0	0	0	36,500
John A. Moore, Jr.	30.425	0	0	0	0	0	30,425
Mohammad A. Shihadah	22,425	0	0	0	0	0	22,425

Director Agreements

General

Pursuant to letter agreements (referenced below) between the Company and each of the independent directors, the Company has agreed to pay each independent director an annual retainer of $10,000 payable on a quarterly basis on the 15th day of each April, July, October and January of each year. The Chairman of the Audit Committee is also to receive an annual retainer of $8,000, payable on a quarterly basis. The Chairmen of the Compensation Committee and the Corporate Governance, Regulatory and Nominating Committee are each to receive an annual retainer of $1,000, payable on a quarterly basis.

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

Woody A. Allen

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Allen an annual retainer fee of $12,000 in consideration for serving as an Independent Director of the Board and as the Chairman of the Board’s Compensation Committee and Corporate Governance, Regulatory and Nominating Committee. The Company also agreed to issue Mr. Allen stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012.

Stephen D. Baksa

Pursuant to a letter agreement, dated February 24, 2012, as amended, the Company has agreed to pay Mr. Baksa an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Baksa stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012.

David M. Darsch

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company agreed to pay Mr. Darsch an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Darsch stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012.

John A. Moore, Jr.

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Moore an annual retainer fee of $18,000 in consideration for serving as an Independent Director of the Board and Chairman of the Audit Committee. The Company also agreed to issue stock options to Mr. Moore to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012.

Mohammad A. Shihadah

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Shihadah an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Shihadah stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012.

Term of Office

Our directors are elected to hold office for a one year term or until his successor is elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned as of May 9, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 30,812,624 shares of Common Stock of the Company issued and outstanding as of May 9, 2013. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares		% of Class of
Name and Address of Beneficial Owner (1)	of Common Stock (2)		Stock Outstanding (3)
Executive Officers and Directors:
Joerg Ott-Chairman	2,190,000	(4)	7.1%

Gary D. MacDonald - Interim CEO, Managing Director of Worldwide Operations, Exec VP, CDO and Director	100,000		*

Markus R. Ernst - CFO	60,000	(5)	*

Woody A. Allen -Director	0

Stephen D. Baksa - Director	3,135,000	(6)	10.0%

David M. Darsch -Director	0

John A. Moore, Jr.-Director	450,960		1.5%

Mohammad A. Shihadah - Director	50,000	(7)	*

All Officers and Directors as a group (8 persons)	5,985,960	(4)-(7)	9.9%

5% Stockholders:
Edward M. Giles	2,290,000	(8)	7.3%
17 Heights Road,
Plandome, New York 11030

LVM Landwirstchaftlicher Versicherungsverein AG	1,495,000	(9)	4.9%
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

(3) Based on 30,812,624 shares of Common Stock outstanding as of May 9, 2013.

(4) Consists of (i) 420,000 shares of Common Stock held directly by Mr. Ott, (ii) 1,550,000 shares of Common Stock held indirectly by Mr. Ott through Vitamin-B Venture GmbH, an entity of which Mr. Ott is the Managing Member and has voting and dispositive control, (iii) 120,000 shares of Common Stock issuable upon the exercise a Warrant held by Mr. Ott and currently exercisable until April 16, 2015 for $1.50 per share, and (iv) 100,000 shares of Common Stock issuable upon the exercise of a Warrant held indirectly by Mr. Ott through Vitamin-B Venture GmbH and currently exercisable until April 30, 2016 for $0.25 per share.

(5) Consists of (i) 30,000 shares of Common Stock and (ii) 30,000 shares of Common Stock issuable pursuant to the exercise of a Warrant currently exercisable until May 10, 2015 for $1.50 per share.

(6) Consists of (i) 2,285,000 shares of Common Stock held directly by Mr. Baksa, (ii) 300,000 shares of Common Stock indirectly held by Mr. Baksa as co-trustee of two trusts for his adult children, (iii) 450,000 shares of Common Stock issuable upon the exercise of a Warrant held by Mr. Baksa and currently exercisable until March 2015 for $0.50 per share, and (iv) 100,000 shares of Common Stock held by Mr. Baksa issuable upon the exercise a Warrant currently until April 30, 2016 for $0.25 per share. Mr. Baksa disclaims beneficial ownership of the 300,000 shares of Common Stock held by the two-trusts for his adult children.

(7) Consists of 50,000 shares of Common Stock issuable pursuant to the exercise of a Warrant currently exercisable until July 5, 2015 for $0.50 per share.

(8) Includes (i) 190,000 shares of Common Stock issuable upon the exercise of a Warrant currently exercisable for $0.50 per share and (ii) 250,000 shares of Common Stock issuable upon the exercise of a Warrant currently exercisable for $0.20 per share.

(9) Jochen Herwiz has voting and dispositive control over LVM Landwirstchaftlicher Versicherungsverein AG.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following describes transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $ 120,000, and in which any related person had or will have a direct or indirect material interest:

■	On March 26, 2012, the Company sold 700,000 common stock purchase warrants to Stephen D. Baksa, a member of the Board of Directors, for $10 under Section 4(2) of the Securities Act. Each warrant enables the holder thereof to purchase one share of Common Stock from the date of issuance until the third anniversary date of the date of issuance for $0.50 per share, subject to adjustment in the event of a stock split, dividend, recapitalization, reclassification and otherwise. On March 26, 2012, Mr. Baksa exercised 250,000 of the warrants to purchase 250,000 shares of Common Stock for an aggregate exercise price of $125,000.

■	On April 16, 2012, the Company entered into a Securities Purchase Agreement with Mr. Joerg Ott, the Chairman of the Board and the then Chief Executive Officer of the Company, pursuant to which Mr. Ott purchased an aggregate of 120,000 Units from the Company for an aggregate purchase price of $180,000 ($1.50 per Unit). Each Unit consists of one share of Common Stock and one warrant exercisable to purchase one share of Common Stock of the Company from the date of issuance of the warrant until the third anniversary date of the date of issuance at a price of $1.50 per share, subject to adjustment in the event of a stock split, dividend, recapitalization, reclassification and otherwise.

■	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. As of June 30, 2012, the Company has not issued these 30,000 shares of common stock underlying under the units but such shares are deemed to be beneficially owned by Mr. Ernst. The transaction has been disclosed in the Balance Sheet as Subscriptions received.

■	On October 26, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa, a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to Mr. Baksa for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Baksa a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. then owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. On February 12, 2013, Mr. Baksa exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

o	In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

o	As of May ____, 2013, _______________ is outstanding under the Note. No principal or interest payments have been made on the Note.

■	On October 29, 2012, the Company entered into a note purchase agreement (the “Intercompany Loan Agreement”) with Group Business Software AG, a German public company and the Company’s 50.1% owned subsidiary (“GROUP”). Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated October 29, 2012 (the “First GROUP Note”), to the Company in the aggregate principal amount of $145,000, bearing an annual interest rate of 20% and maturing on the first anniversary date of the date of issuance, without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the First GROUP Note solely (i) to pay the payroll of GROUP Business Software Corp., due October 29, 2012, and (ii) for such other purposes as the parties to the Intercompany Loan Agreement may agree from time to time. The First GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	As of May ____, 2013, _______________ is outstanding under the First GROUP Note. No principal or interest payments have been made on the First GROUP Note.

■	On November 14, 2012, the Company entered into a note purchase agreement (the “Intercompany Loan Agreement”) with GROUP. Pursuant to the Intercompany Loan Agreement, GROUP issued a promissory note, dated November 14, 2012 (the “Second GROUP Note”), to the Company in the aggregate principal amount of $227,018.20, bearing an annual interest rate of 20% and maturing on the first anniversary date of the date of issuance, without any penalty for prepayment. The Intercompany Loan Agreement contains restrictions that require GROUP to use the proceeds of the Second GROUP Note solely for the payment of certain trade payables of GROUP and certain of its subsidiaries. The Second GROUP Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	As of May ____, 2013, _______________ is outstanding under the Second GROUP Note. No principal or interest payments have been made on the Second GROUP Note.

Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

Independent Directors

The Board has determined that Woody A. Allen, David M. Darsch, John A. Moore, Jr., and Mohammad A. Shihadah each qualifies as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant. The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2011 and December 31, 2012 for professional services rendered by K.R. Margetson were as follows:

	2012	2011

Audit Fees and Audit Related Fees	82,000	57,500
Tax Fees	-	-
All Other Fees	10,050	7,360
Total	$92,050	$64,860

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.:	Description:	Filed an Exhibit to the following Company SEC Filing and Incorporated by Reference herein:
3.1	Articles of Incorporation	Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.1	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010	Form 10-K filed July 16, 2012
3.1.2	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010	Form 10-K/A filed November 7, 2011
3.1.3	Certificate of Incorporation, dated June 5, 2012, of GBS India Private Limited	Form 10-Q filed September 13, 2012
3.2	Bylaws	Form SB-2 (File No: 333-146748) filed January 14, 2008

4.1	Form of Private Placement Warrant	Form S-1(File No.: 333-180626) filed April 9, 2012
4.2	Form of Investor Warrant	Form 8-K filed March 30, 2012
4.3	Warrant, dated April 16, 2012, issued to Joerg Ott	Form 10-K filed April 16, 2012
7.1	Letter from Grant Thornton GmbH, addressed to the Securities and Exchange Commission, dated August 27, 2012.	Form 8-K/A filed August 28, 2012
10.1	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam	Form 8-K filed September 21, 2009
10.2	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited	Form 8-K filed April 26, 2010
10.3	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott	Form 8-K filed April 26, 2010
10.4	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott	Form 8-K filed April 26, 2010
10.5	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam	Form 8-K filed April 26, 2010
10.6	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and LVM Landwirtschaftlicher Versicherungsverein AG	Form 10-Q/A filed May 20, 2011
10.7	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and MPire Capital City	Form 10-Q/A filed May 20, 2011
10.8	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Stone Mountain Ltd.	Form 10-Q/A filed May 20, 2011
10.9	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and Tuomo Tilman	Form 10-Q/A filed May 20, 2011
10.10	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and vbv Vitamin B Venture	Form 10-Q/A filed May 20, 2011
10.11	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Jyrki Salminen	Form 10-Q/A filed May 20, 2011
10.12	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and Delta Consult LP	Form 10-Q/A filed May 20, 2011
10.13	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and GAVF LLC	Form 10-Q/A filed May 20, 2011
10.14	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and K Group	Form 10-Q/A filed May 20, 2011
10.15	Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form 8-K filed October 4, 2011
10.16	Amendment, dated October 31, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.17	Amendment, dated November 30, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.18	Amendment, dated December 16, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.19	Acquisition Agreement, dated June 1, 2011, by and among GBS Enterprises Incorporated, GroupWare AG and the Selling Stockholder of GroupWare AG	Form 8-K filed June 27, 2011
10.20	Acquisition Agreement, dated July 15, 2011, by and among GBS Enterprises Incorporated, IDC Global, Inc., the IDC Shareholders’ Representative and Management Shareholders’ Representative	Form 8-K filed July 28, 2011
10.21*	Consultant Services Agreement, dated February 24, 2012, between GBS Enterprises Incorporated and Green Minds Venture GmbH	Form 8-K filed February 28, 2012

10.22*	Offer Letter, dated January 26, 2012, between the Company and David M. Darsch, as amended	Form 8-K filed March 6, 2012
10.23*	Offer Letter, dated January 26, 2012, between the Company and John A. Moore, Jr., as amended	Form 8-K filed March 6, 2012
10.24*	Offer Letter, dated January 26, 2012, between the Company and Mohammad Shihadah, as amended	Form 8-K filed March 6, 2012
10.25*	Offer Letter, dated February 24, 2012, between the Company and Stephen D. Baksa, as amended	Form 8-K filed March 6, 2012
10.26*	Offer Letter, dated January 23, 2012, between the Company and Woody A. Allen, as amended	Form 8-K filed March 6, 2012
10.27	Securities Purchase Agreement, dated April 16, 2012, between GBS Enterprises Incorporated and Joerg Ott	Form 10-K filed April 16, 2012
10.28	Note Purchase and Security Agreement, dated August 13, 2012, by and between GBS Enterprises Incorporated and John A. Moore, Jr. and Annedenise M. Moore	Form 8-K filed August 16, 2012
10.29	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)	Form 10-Q filed September 13, 2012
10.30	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)	Form 10-Q filed September 13, 2012
10.31	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited	Form 10-Q filed September 13, 2012
10.32	Note Purchase and Security Agreement, dated October 26, 2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.33	Secured Promissory Note, dated October 26,2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.34	Common Stock Purchase Warrant, issued October 26, 2012, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed November 2, 2012
10.35	Note Purchase Agreement, dated October 29, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.36	Promissory Note, dated October 29, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.37	Note Purchase Agreement, dated November 14, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.38	Promissory Note, dated November 14, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.39	Note Purchase and Security Agreement, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.40	Secured Promissory Note, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.41	Common Stock Purchase Warrant, issued November 30, 2012, by GBS Enterprises Incorporated to Pike H. Sullivan	Form 8-K filed December 12, 2012
10.42	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed May 2, 2012
10.43	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2012
10.44	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2012
10.45	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Vitamin B Venture GmbH	Form 8-K filed May 2, 2012

10.46	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
10.47	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
21.1(1)	List of Subsidiaries	—
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	—
31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	—
32.1(1)	Section 1350 Certification of Principal Executive Officer	—
32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer	—
101.INS(2)	XBRL Instance Document	—
101.SCH(2)	XBRL Schema Document	—
101.CAL(2)	XBRL Calculation Linkbase Document	—
101.DEF(2)	XBRL Definition Linkbase Document	—
101.LAB(2)	XBRL Label Linkbase Document	—
101.PRE(2)	XBRL Presentation Linkbase Document	—

*	Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)	Filed herewith.

(2)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

By: /s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Joerg Ott	Chairman of the Board of Directors	May 17, 2013
Joerg Ott

/s/ Gary D. MacDonald	Interim Chief Executive Officer, Managing Director of	May 17, 2013
Gary D. MacDonald	Worldwide Operations, Exec. VP and Chief Corp. Dev. Officer
(Principal Executive Officer)

/s/ Markus R. Ernst	Chief Financial Officer	May 17, 2013
Markus R. Ernst	(Principal Financial and Accounting Officer)

/s/ Woody A. Allen	Director	May 17, 2013
Woody A. Allen

/s/ Stephen D. Baksa	Director	May 17, 2013
Stephen D. Baksa

/s/ David M. Darsch	Director	May 17, 2013
David M. Darsch

/s/ John A. Moore, Jr.	Director	May 17, 2013
John A. Moore, Jr.

/s/ Mohammad A. Shihadah	Director	May 17, 2013
Mohammad A. Shihadah

K. R. MARGETSON LTD.	Chartered Accountants
Vancouver office
3rd Floor, 905 West Pender Street
Vancouver BC V6C 1L6
Tel: 604.641.4450
Fax: (toll free) 1.855.603-3228

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders of

GBS Enterprises Incorporated:

We have audited the consolidated balance sheets of GBS Enterprises Incorporated as of December 31, 2012 and 2011 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits these consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of GBS Enterprises Incorporated as of December 31, 2012 and 2011 and the results of its consolidated operations, changes in equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Without qualifying our report, and because of the relative significance of the assets, we note that the reported values of goodwill and other intangibles is contingent upon the Company attaining projected revenues from new product lines. Accordingly, failure to attain those projections would negatively affect those reported values.

Vancouver, Canada	/s/ K. R. Margetson Ltd.
May 17, 2013	Chartered Accountants

GBS Enterprises Incorporated

Annual Consolidated Balance Sheets

December 31, 2012 and December 31, 2011

(Audited)

	December 31,2012	December 31,2011
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 7	(4,159,318)	(23,732,787)
Accounts Receivable - Note 8	4,914,640	4,886,788
Inventories - Note 2	-	236,712
Prepaid expenses - Note 8	160,095	444,147
Other receivables - Note 10	676,976	1,020,010
Assets held for Sale - Note 9	2,231,507	24,107
Total current assets	9,137,820	9,862,585

Property, plant and equipment - Note 11	332,839	1,604,994
Non - Operating Receivables - Note 12	428,421	548,909
Investment in related company, at equity - Note 6	-	244,219
Deferred tax assets - Note 26	4,823,871	3,945,272
Goodwill - Note 13	36,206,460	39,221,603
Software - Note 14	13,724,170	14,258,610
Other assets - Note 15	156,379	93,268
Total non-current assets	55,672,140	59,916,875

Total assets	64,809,961	69,779,460

Liabilities and stockholders' equity
Current liabilities
Notes payable	-	1,381,821
Liabilities to banks - Note 15	6,774	19,595
Accounts payables and accrued liabilities - Note 16	10,846,650	6,872,665
Deferred income - Note 18	6,099,570	6,476,582
Other liabilities - Note 17	860,032	4,256,410
Due to related parties - Note	48,068	51,321
Liability held for sale	749,532	-
Total current liabilities	18,610,626	19,058,394

Liabilities to banks - Note 19	3,716,101	3,463,483
Deferred tax liabilities - Note 26	874,551	1,196,472
Retirement benefit obligation - Note 21	165,876	150,632
Other liabilities - Note 20	-	2,273,737
Total non-current liabilities	4,756,528	7,084,324

Total liabilities	23,367,154	26,142,719

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding:
29,431,664 shares of common stock
( 27,247,958 shares at December 31, 2011)	29,462	27,248
Additional paid in capital	49,391,663	47,325,971
Accumulated deficit	(15,706,308)	(12,147,666)
Other comprehensive income	313,139	494,206

	34,027,957	35,699,759
Noncontrolling interest in subsidiaries	7,414,850	7,936,983

Total stockholders' equity	41,442,807	43,636,742

Total stockholders' equity and liabilities	64,809,961	69,779,460

Subsequent events - Note 26

GBS Enterprises Incorporated

Annual Consolidated Statements of Operations

For the year ended December 31, 2012 and December 31, 2011

(Audited)

	December 31
	2012	2011
	$	$

Revenues - Note 23
Products	21,266,627	21,787,910
Services	4,540,349	6,485,182
	25,806,976	28,273,093
Cost of goods sold
Products	5,638,228	5,575,747
Services	8,711,016	10,322,435
	14,349,245	15,898,182
Gross profit	11,457,731	12,374,910

Operating expenses
Selling expenses	12,102,534	15,426,600
Administrative expenses	5,837,796	2,858,679
General expenses	4,458,185	926,129
	22,398,515	22,513,690

Operating income	(10,940,783)	(10,138,779)

Other Income (expense)
Other Income (expense)	5,806,253	(15,894,738)
Interest income	3,027	33,948
Interest expense	(453,386)	(406,407)
	5,355,894	(16,267,198)

Income (loss) before income taxes	(5,584,889)	(26,405,977)

Income tax (income) expense	(1,384,965)	(2,151,211)

Income before extraordinary items, discontinued operations	(4,199,924)	(24,254,766)

Discontinued operations (net of tax)	40,607	521,979

Extraordinary items (value adjustment on good will)	0	0

Cumulative effect at beginning of year of changes in accounting principles	0	0

Net income (loss) before extraordinary items	(4,159,317)	(23,732,787)

Extraordinary items (value adjustment on goodwill)	0	0

Net income (loss)	(4,159,317)	(23,732,787)
Net income (loss) attributable to non controlling interest	(600,676)	(11,567,489)

Net income (loss) attributable to stockholders	(3,612,971)	(12,750,279)

Other comprehensive income (loss)	(108,443)	(125,751)
Other comprehensive income (loss) attributable to non noncontrolling interest	(54,113)	(62,750)
Other comprehensive income (loss) attributable to stockholders	(54,330)	(63,001)
Net income (loss) and comprehensive income (loss) attributed to stockholders	(3,612,971)	(12,750,279)

Net earnings (loss) per share, basic and diluted	$(0.123)	$(0.468)

Weighted average number of common stock outstanding, basic and diluted	29,461,664	27,247,958

GBS Enterprises Incorporated

Annual Consolidated Statements of Cash Flows

For the year ended December 31, 2012 and 2011

(Audited)

	December 31, 2012	December 31, 2011
	$	$

Cash flow from operating activties
Net loss / net income	(4,159,318)	(23,732,787)
Adjustments
Deferred income taxes	(556,679)	6,796,982
Depreciation and amortization	4,816,098	5,035,732
Write-down of Goodwill and Intangibles	0	0
Losses from equity investment	46,754	85,599
Minority interest losses	(600,676)	(143,736)
Changes in operating assets and liabilities:
Accounts receivable and other assets	536,124	(2,139,084)
Retirement benefit obligation	(15,244)	3,686
Inventories	263,712	114,172
Accounts payable and other liabilities	1,181,226	5,755,795
Net cash provided (used) by operating activities	1,484,997	(7,957,372)

Cash flow from investing activties
Purchase (Sale) of intangible assets	(3,516,593)	(2,141,612)
Purchase of property, plant and equipment	(56,262)	(161,037)
Purchase of Subsidiaries	0	0
Proceeds from Sale of Subsidiaries	2,498,257	3,715,077
Increase (Decrease) in Financial assets	278,676	321,515
Net cash provided (used) in investing activities	(795,922)	1,733,943

Cash flow from financing activties
Net borrowings - banks	(237,797)	(2,484,597)
Other borrowings	2,273,737	2,460,438
Capital paid-in	(2,065,692)	6,678,950
Net cash provided (used) in financing activities	215,720	7,484,947

Effect of exchange rate changes on cash	(84,689)	(144,058)

Net increase (decrease) in cash	(2,096,220)	1,505,856
Cash and cash equivalents - Beginning of the year	3,250,821	1,744,965

Cash and cash equivalents - End of year	1,154,602	3,250,821

GBS Enterprises Incorporated

Annual Consolidated Statements of Equity

For the year ended December 31, 2012 and 2011

(Audited)

				Accumulated		Equity
	Common Stock		Additional	Other		Attributable
			Paid in	Comprehensive	Accumulated	to Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	16,500,000	16,500	27,221,755				27,238,255

March 28, 2011, issued with sale of units at $1.25 /unit	6,044,000	6,044	6,672,906				6,678,950

April 1, 2011, issued on purchase of Pavone AG	999,790	1,000	4,899,000				4,900,000

April 1, 2011, Warrants issued for services	-	-	34,000				34,000

June 1, 2011, issued on purchase of GroupWare, Inc.	250,000	250	1,084,750				1,085,000

July 1, 2011, issued on purchase of IDC Global, Inc.	880,000	880	3,255,120				3,256,000

September 27, 2011, issued on purchase of SD Holdings Ltd.	612,874	613	1,255,837				1,256,450

December 13, 2011, warrants exercised at $1.50 /sh	2,020,000	2,020	3,022,950				3,024,970

Net comprehensive loss for the year							-

Balance, December 31, 2011	27,306,664	27,307	47,446,318	494,206	(12,147,666)	7,936,983	43,757,148

March 27, 2012, warrants exercised at $1.50 /sh	5,000	5	7,495				7,500

March 27, 2012, warrants excercised at $.50 /sh	400,000	400	199,600				200,000

March 30, 2012, warrants exercised at $.50 /sh	500,000	500	249,500				250,000

March 31, 2012, warrants issued for services	-	-	270,208				270,208

April 16, 2012, issued on sale of units at $1.50 /unit	120,000	120	179,880				180,000

April 28, 2012, issued on conversion of note into shares at $1.15 /sh	550,000	550	631,950				632,500

April 30, 2012, issued on conversion of note into shares at $1.15 /sh	400,000	400	459,600				460,000

April 30, 2012, issued on conversion of note and debt into shares at $1.15 /sh	150,000	150	172,350				172,500

May 15, 2012, issued on sale of units at $1.50 /unit	30,000	30	44,970				45,000

July 5, 2012, fair value of conversion on issuance of convertible debt	-	-	26,700				26,700

December 21, 2012, warrants issued for services	-	-	2,624				2,624

Net comprehensive loss for the year							-

Balance, December 31, 2012	29,461,664	29,462	49,691,195	494,206	(12,147,666)	7,936,983	46,004,180

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 1	COMPANY AND BACKROUND

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Effective January 6, 2011, pursuant to securities purchase agreements between the Company and the remaining GROUP Major Shareholders, the Company purchased an aggregate of 5,525,735 shares of GROUP common stock from the remaining GROUP Major Shareholders in consideration for an aggregate of 2,361,426 shares of the Company’s common stock (the “January Transaction”). The 5,525,735 GROUP shares represented approximately 21.9% of the outstanding shares of common stock of GROUP. As a result of the December Transaction and January Transaction, the Company purchased an aggregate of 12,641,235 shares of GROUP from the GROUP Major Shareholders in consideration for an aggregate of 5,405,411 shares of the Company’s common stock, resulting in the Company owning approximately 50.1% of the outstanding common stock of GROUP and effectuating a reverse merger of the Company and GROUP whereby GROUP became the accounting acquirer (“the Reverse Merger”).

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Acquisition/Dissolution of Subsidiary Companies

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt was $5,843,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is well suited to GBS Enterprises portfolio strategy. The acquisition of Pavone complements GBS's majority ownership in GROUP and the Company believes that it further strengthens their leading industry position on the IBM Lotus Platforms and expands their cloud computing technology offerings beyond the IBM Lotus market. Pavone currently has offices in Germany and the UK. They have over 2,500 customers and over 150,000 users worldwide.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

On April 1, 2012, the Company sold SYN, Synaptris and Synaptris India for $1,877,232 to Lotus Holding, Ltd. in an effort to restructure the Company’s multilevel subsidiary - structure derived from the historical mergers and acquisitions, and to reduce overhead and administrative costs.

GBS India Private Limited

Pursuant to an existing transfer agreement, effective July 1, 2012, the Company entered into a purchase agreement with SYN for $1,877,232, which transferred all assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India Private Limited, an incorporated entity formed under the Indian Companies Act 1956 (“GBS India”). A royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products.

On August 1, 2012, the Company acquired 100% of the outstanding shares of capital stock of GBS India. We anticipate GBS India’s presence in India to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

Pavone AG/Groupware AG

On July 6, 2012 and August 9, 2012, wholly-owned subsidiaries Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

Pavone, Ltd.

The Company serves the UK market with GROUP’s subsidiary GBS, Ltd. Therefore, subsidiary Pavone, Ltd, as being a shell company, was dissolved on July 8, 2012.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

EbVokus, GmbH.

On October 1, 2012, GROUP sold all of the software and operational  assets (constituting substantially all of the assets) of its wholly-owned subsidiary, ebVokus GmbH, along with the associated maintenance and project agreements to a non-affiliated third party for a purchase price of approximately $459,000, approximately $258,000 (200,000 Euros: 1 EUR = $1.29 USD on October 1, 2012) was paid at closing and the remaining $201,000 was paid on February 15, 2013 (150,000 Euro: 1EUR = $1.35 USD on February 15, 2013).

B.E.R.S. AD.

On November 23, 2012 GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Principles of Consolidation and Reverse Merger

As previously disclosed, the Company has exchanged a total of 5,405,411 shares of common stock in exchange for 50.1% of the outstanding common shares of GROUP. Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP became the accounting acquirer and is deemed to have retroactively adopted the capital structure of the Company. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for periods presented prior to January 6, 2011. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

3.	CHANGE IN ACCOUNTING POLICIES

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the year ended December 31, 2012 and 2011, include the accounts of all consolidated companies for the same nine month period beginning January 1, 2012 and 2011 respectively. The Balance Sheets as at December 31, 2012 and December 31, 2011 have also been adjusted to include the accounts of all consolidated companies as of those dates.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 3	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders'				Profit
		Equity	Percentage of			of the	Date
		as of 12.31.12	Subscribed Capital			consolidated quarter	of the First
Subsidiary	Headquarters	KUSD	KUSD	in %	Ownership	KUSD	Consolidation

ebVOKUS Software GmbH	Dresden	574	53	50.1%	I	163	01/11/2005
GROUP Business Software (UK) Ltd.	Manchester	(1,334)	24	50.1%	I	(66)	12/31/2005
GROUP Business Software Corp.	Woodstock	(12,328)	1	50.1%	I	(4,367)	12/31/2005
GROUP LIVE N.V.	Den Haag	(1)	132	50.1%	I	4,632	12/31/2005
Permessa Corporation	Waltham	10	0	50.1%	I	682	09/22/2010
Relavis Corporation	Woodstock	(819)	2	50.1%	I	(10)	01/08/2007
GROUP Business Software AG	Eisenach	23,897	35,658	50,1%	I	(655)	06/01/2011
Pavone GmbH	Boeblingen	(1,223)	44	100.0%	D	(503)	01/04/2011
Pavone Ltd.	North Yorkshire	(79)	586	100.0%	D	(4)	01/04/2011
Groupware Inc.	Woodstock	(482)	1	100.0%	D	0	01/06/2011
IDC Global, Inc.	Chicago	2,442	0	100.0%	D	128	07/25/2011
Synaptris, Inc.	San Jose	(777)	3,382	100.0%	D	89	09/27/2011
GBS India	Chennai	101	14	100.0%	D	89	09/30/2012

D - Direct Subsidiary
I - Indirect Subsidiary

The above table reflects the individual companies. On a consolidated level, the following transactions have taken place as reported:

■	On April 1, 2012, the Company sold SD Holdings Ltd. (“SYN”), Synaptris and Synaptris India to Lotus Holding, Ltd. for a purchase price of $1,877,232 in an effort to restructure the Company’s multilevel subsidiary-structure derived from historical mergers and acquisitions, and to reduce overhead and administrative costs.

■	On July 6, 2012 and August 9, 2012, wholly-owned subsidiaries Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

■	The Company serves the UK market with GROUP’s subsidiary GBS, Ltd. Therefore, subsidiary Pavone, Ltd, as being a shell company, was dissolved on July 8, 2012.

■	On August 1, 2012, the Company acquired 100% of the outstanding shares of capital stock of GBS India.

On October 1, 2012, GROUP sold all of the software and operational assets (constituting substantially all of the assets) of its wholly-owned subsidiary, ebVokus GmbH.

Note 4	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 1,155 KUSD (December 31, 2011 restated year end: 3,251 KUSD). Included in that amount are cash equivalents of 3 KUSD (December 31, 2011 restated year end: 12 KUSD).

Note 5	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 4,143 KUSD (December 31, 2011 restated year end: 5,007 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 6	PREPAID EXPENSES

Prepaid expenses in the amount of 84 KUSD were primarily recorded for prepaid rent and advance on technological collaboration events (December 31, 2011 restated year end: 444 KUSD).

Note 7	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 676 KUSD (December 31, 2011 year end: 1,020 KUSD). The largest individual item under other receivables represents a receivable from a previous insolvency (469 KUSD). Also included are tax assets (177 KUSD) and other prepaid costs (30 KUSD).

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 8	ASSETS HELD FOR RESALE

On February 1, 2013 IDC Global Inc. ("IDC“), entered into a Stock Purchase Agreement, with Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT”). GTT is a publicly traded (GTLT:OTC US) cloud network provider. Pursuant to the Agreement, the Company sold 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) to GTT for an aggregate purchase price of $4,600,000 in cash.

KUSD
Asset
Cash
Other receivables	0.0
Intangible assets	0.0
Accruals	0.0

Note 9	PROPERTY, PLANT AND EQUIPMENT

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2011	8,459.5	6,854.5	1,605.0
Additions	280	339
Disposals	(1411)	(208)
Currency differences	118	110
Reclassifications	(240)	(222)
Updated 12/31/2012	7,206.5	6,873.7	332.8

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 10	NON-OPERATING RECEIVABLES

The major components of the Non-Operating Receivables include the following:

	KUSD	KUSD
	12/31/2012	12/31/2011
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	0	777
Current portion, included in other current receivables	0	233
	0	544
Cooperative shares	1	0
Intercompany Loan Values during the quarter	0	0
Other long term receivables	427	5
Balance	428	549

Note 11	GOODWILL

Goodwill derives from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill YE 2010 in kUSD	Goodwill YE 2011 in kUSD	Goodwill Q2 in kUSD	Goodwill YE 2011 in kUSD	Goodwill Q4 2012 in kUSD
GROUP Business Software AG	01/06/11	22,519.6	23,302.8	23,302.8	20,194.4	18,492.2
GROUP Business Software Corp.	12/31/05	2,060.7	2,177.5	2,177.5	2,177.5	2,177.5
GROUP LIVE N.V.	12/31/05	1,253.2	1,324.2	1,324.2	0.0	0.0
GROUP Business Software Ltd	12/31/05	2,616.7	2,765.1	2,765.1	2,765.1	2,765.1
ebVOKUS Software GmbH	01/10/05	419.8	443.6	443.6	443.6	443.6
Relavis Corporation	01/08/07	6,897.2	7,288.3	7,308.0	0.0	0.0
Permessa	09/22/10	0.0	2,387.4	2,387.4	2,387.4	2,387.4
Pavone GmbH	01/04/11			-319.7	4,956.4	5,892.5
Groupware Inc.	01/06/11			-95.9	994.1	0.0
IDC	07/25/11			1,155.1	2,994.4	2,994.4
SD Holding	09/27/11			1,538.6	2,308.7	0.0
GBS India	09/30/11					1,053.7
		35,767.3	39,689.0	41,986.8	39,221.6	36,206.5

During the year ended December 31, 2012, the Company sold SD Holdings, Ltd., ebVokus GmbH. and dissolved Pavone Ltd., the effect of which was to reduce the goodwill associated with these subsidiaries. The reduction in goodwill attributed to GROUP Business Software AG (“GROUP”) resulted when the Company purchased additional shares of GROUP as disclosed in Note 1

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Also in early 2012, the Company focused on the then emerging modernization and migration market in general but with a specific concentration towards the IBM Lotus Notes/Domino portion of the market. Also, there was a particular geographic orientation on addressing the needs of the North America segment of that market. Strategically the Company utilized the Transformer technology and a variety of associated analytic tools to position itself in the market. This technology represents the major portion of the Company’s total development expenses of $10.2 million in 2012. In order to align the intangible assets of the company with the fast changing market, management decided to write off the Goodwill in GBS Corp., which is associated to the classical core business entirely in the amount of $2.8 million, to write off the capitalized development until 1/1/12 on the former Transformer technology in the amount of $0.9 million.

Note 12	SOFTWARE

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2011	33,093.8	18,835.2	14,258.6
Additions	1269	1266
Disposals	(244)	(5)
Currency differences	895	736
Reclassifications	(458)	0
Updated 12/31/2012	34,555.9	20,831.7	13,724.2

Note 13	OTHER ASSETS

This includes of 156 KUSD primarily from rent and other security deposits (December 31, 2011 year end: 93 KUSD).

Note 14	NOTES PAYABLE

A breakdown of the Notes Payable of $ 2,313,572 as at December 31, 2012 (December 31, 2011 restated : $1,381,821) is as follows:

	Date of		Interest
	Loan	Principal	Accrued	Total	Due Date
		$	$	$
	7/5/2012	50,000	2,084	52,084	1/5/2013
	7/5/2012	250,000	10,421	260,421	1/5/2013
	7/5/2012	252,500	10,526	263,026	1/5/2013
	8/13/2012	1,000,000	76,712	1,076,712	8/13/2013
	10/26/2012	1,000,000	36,165	1,036,165	10/26/2013
	11/30/2012	500,000	8,493	508,493	11/30/2013
	11/30/2012	500,000	8,493	508,493	11/30/2013

Total		3,552,500	152,894	3,705,394

Amounts due to related parties		1,302,500	89,322	1,391,822

Unrelated		2,250,000	63,572	2,313,572

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

On July 5, 2012, the Company entered into a 3 separate unsecured convertible promissory notes, for a total of $552,500 bearing interest at 8.5% and due January 5, 2013. The conversion options were not exercised. Two of the investor whose investments totaled $302,500 were directors

The Company also issued common stock purchase warrants, entitling the holders to purchase 550,000 shares of common stock at $0.50 for a period of 3 years from issuance. The discounted value of the loans, using a rate of 20% was determined to be $526,000 and the discount of $26,800 was charge to debt discount and credited to additional paid in capital. The discount was amortized and charged to operations in 2012.

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

In connection with the Loan Agreement on February 22, 2013, the Company and Mr. Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of common stock to Mr. Moore. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.=

On October 26, 2012, the Company entered into a Note Purchase and Security Agreement pursuant to which the Company sold a secured promissory note to the Lender in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with no prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lender all the Company’s right, title and interest in and to its shares of one of its subsidiaries, namely IDC Global, Inc.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

In connection with the Loan Agreement on February 22, 2013, the Company and the Lender amended the Note pursuant to which the Lender agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of common stock to the Lender. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.=

On November 30, 2012, the Company entered into a two Note Purchase and Security Agreement pursuant to which the Company sold two secured promissory notes to two separate lenders in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with no prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lenders all the Company’s right, title and interest in and to its shares of one of its subsidiaries, namely IDC Global, Inc.

In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the lendes a common stock purchase warrant, pursuant to which the lender are entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

On February 12, 2013, the Lenders exercised the right to purchase 500,000 share of common stock at the exercise price of $0.20 per share.

Note 15	LIABILITIES TO BANKS - CURRENT

Short term liabilities to banks of 7 KUSD (December 31, 2011 year end: 20 KUSD) represent an operating line of credit (6 KUSD), bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD and checks in transit (15 KUSD) at the financial statement date.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 16	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 3,426 KUSD (December 31, 2011 restated year end: 2,783 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

KUSD	Status				Currency	Status
	12/31/2011	Utilization	Dissolution	Increase	Differences	12/31/2012

Tax provision	32	32	0	57	0	57
Salary	859	489	24	451	16	861
Vacation	439	303	30	137	12	315

Workers Compensation Insurance Association	27	21	0	17	1	25
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	16	0	18	0	19
Outstanding Invoices	882	626	60	722	22	1,059
Annual Financial Statement Costs	401	206	0	0	4	198
Other Provisions	367	221	0	294	6	446
Warranties	60	4	0		41	96
Gesture of Goodwill	160	160				0
Provision for Legal Costs	71	4	0		5	73
Severance	0	0	0	70	0	70
Total	3,314	2,082	114	1,766	107	3,221

Provisions for salaries of 861 KUSD (December 31, 2011 year end: 859 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 315 KUSD (December 31, 2011 year end: 439 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/medicare and based on the unused vacation days as of the financial statement date.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

For liabilities not yet settled, a provision totaling 1,059 KUSD (December 31, 2011 year end: 882 KUSD) was created.

Other Provisions of 446 KUSD (December 31, 2011 year end: 367 KUSD) include accruals for Board of Director compensation (46 KUSD) and miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 198 KUSD (December 31, 2011 year end: 401 KUSD).

A provision for anticipated legal consulting of 73 KUSD was recorded (December 31, 2011 year end: 71 KUSD).

For warranty claims, a provision of 96 KUSD (December 31, 2011 year end: 60 KUSD) was created determined by service income.

Note 17	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,099 KUSD (December 31, 2011 year end: 6,477 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 18	OTHER LIABILITIES

On July 5, 2012, the Company entered into a 3 separate unsecured convertible promissory notes, for a total of $552,500 bearing interest at 8.5% and due January 5, 2013. The conversion options were not exercised. Two of the investor whose investments totaled $302,500 were directors

The Company also issued common stock purchase warrants, entitling the holders to purchase 550,000 shares of common stock at $0.50 for a period of 3 years from issuance. The discounted value of the loans, using a rate of 20% was determined to be $526,000 and the discount of $26,800 was charge to debt discount and credited to additional paid in capital. The discount was amortized and charged to operations in 2012.

On August 13 , 2012, the Company entered into a Note Purchase and Security Agreement with John A. Moore, a member of the Board of Directors of the Company, and his spouse (collectively, the “Lender”) pursuant to which the Company sold a secured promissory note (the “Note”) to the Lender in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with a 2% prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in the accounts receivable of the Company and its subsidiaries located in the United States of America on a one-for-one (1:1) basis.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

On October 26, 2012, the Company entered into a Note Purchase and Security Agreement pursuant to which the Company sold a secured promissory note to the Lender in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with no prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lender all the Company’s right, title and interest in and to its shares of one of its subsidiaries, namely IDC Global, Inc.

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

On November 30, 2012, the Company entered into a two Note Purchase and Security Agreement pursuant to which the Company sold two secured promissory notes to two separate lenders in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with no prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the lenders all the Company’s right, title and interest in and to its shares of one of its subsidiaries, namely IDC Global, Inc.

In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the lendesr a common stock purchase warrant, pursuant to which the lender are entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

A breakdown of the Notes Payable as at December 31, 2012 is as follows:

	Date of	Principal	Interest	Total	Due Date
	Loan		Accrued
		$	$	$
	2012-07-05	50,000	2,084	52,084	2013-01-05
	2012-07-05	250,000	10,421	260,421	2013-01-05
	2012-07-05	252,500	10,526	263,026	2013-01-05
	2012-08-13	1,000,000	76,712	1,076,712	2013-08-13
	2012-10-26	1,000,000	36,165	1,036,165	2013-10-26
	2012-11-30	500,000	8,493	508,493	2013-11-30
	2012-11-30	500,000	8,493	508,493	2013-11-30

Total		3,552,500	152,894	3,705,394

Amounts due to related parties		1,302,500	89,322	1,391,822

Unrelated		2,250,000	63,572	2,313,572

In addition to short term loans of $ 3,705,394, also included are the following items:

Other Short-Term Liabilities	12/31/2012	12/31/2011
	KUSD	KUSD
Purchase Assets L911	0	1,094
Purchase Assets Fastworks	0	0
Purchase Assets Permessa	750	1,900
Purchase Assets Salesplace	0	0
Tax Liabilities	169	724
Purchase Archiving Software	330	324
Other Liabilities	320	215
	1,569	4,256

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 19	DISCOUNTED DEBT

On July 5th, 2012 promissory notes for $552,500 were issued at 8.5% and had a conversion feature. Similar notes without the conversion feature were issued subsequently at 20%. Therefore, the conversion feature has a value which has been determined by discounting the note at the cost of capital of 20%. The note value, discounted for 6 months year (corresponding with the due date), was determined to be $525,800. The difference has been classified as discounted debt and is being amortized over the life of the debt (6 months) and a recognition of additional paid-in capital and interest expense has been made.

Note 21	LIABILITIES TO BANKS – LONG TERM

Liabilities to banks as of the financial statement date was 3,716 KUSD (December 31, 2011 year end: 3,463 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling 4,000 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, 2,000 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and 2,000 KUSD (1,500 KEUR) is fixed at 3.5%.

Note 22	OTHER LIABILITIES – LONG TERM

Other long-term liabilities as of the financial statement date of nil KUSD (December 31, 2011 year end: 2,274 KUSD) includes the following:

Other Long-Term Liabilities	12.31.12	12.31.11
	KUSD	KUSD

Purchase Assets L911	0	2,266
Purchase Shares GBS AG	0	0
Real Risk Ventures LLC	0	0
Related parties	0	0
Capital lease	0	8
	0	2,274

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 23	COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Merger and therefore, the common stock is that of GBS Enterprises Incorporated . The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. No class of preferred stock has been designated or issued. As of December 31, 2012, there were 29,431,664 shares of common stock outstanding. At the time of the Reverse Merger of the Company by GROUP on January 6, 2011, , there were 16,500,000 shares of common stock of the Company outstanding and, as the Reverse Merger was accounted for as a recapitalization and applied retroactively, this balance is recorded as the balance outstanding since inception.

Transactions occurring in 2011

In March 2011, the Company consummated a private placement offering (the “Private Placement”) of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The net proceeds of this offering were $6,878,950. As disclosed in Note 1, the Company issued 1,742,874 shares of common stock for the purchase of Pavone AG., GroupWare, Inc. and SD Holdings Ltd.

In December, 2011, certain investors exercised their private purchase warrants at $1.50 per share and bought 2,020,000 shares of common stock for net proceeds of $3,024,970 after legal fees.

Transactions occurring in 2012

In March 2011 , another investor exercised their private purchase warrant and bought 5,000 shares of common stock for net proceeds of $7,500.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

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

On April 28, 2012, $632,500 in notes payable were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On April 30, 2012, $460,000 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Other changes in common stock are disclosed in Note 32, Supplementary Cash Flow Disclosures.

Options

The Company has not issued any options, so that none are outstanding as at December 31, 2012 and 2011.

Warrants

The Company has issued warrants in four different manners. In each instance, the warrant allows the holder to purchase a common share within a three year period from issuance at a specific price per share. In the first instance, warrants have been issued as part of a private placement offering wherein the investor purchases a common share, and a warrant. The fair value of those warrants has been determined (and is shown below) by utilizing the residual method, whereby the current market value of the stock is deducted from the unit price and the remainder is allocated to the warrant. The valuation of the warrants issued is for disclosure purposes only and has no impact to the financial statements. A description of those warrants has been described above under common shares.

The second manner in which warrants are issues is in respect to financing by way of the issuance of notes payable or the conversion of debt into shares. In these instances, the fair value of the warrant has been determined using the effective interest rate method whereby the note is discounted when the interest rate is less than other similar notes and discount is allocated to the warrant and credited to additional paid in capital. The corresponding charge to discount is then amortized over the life of the note. Where there is no difference in interest terms, no value is attributable to the warrant.

The Company has also sold warrants at nominal value to certain investors. In this instance the fair value of the warrants has been determined using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below. The valuation of the warrants issued is for disclosure purposes only and has no impact to the financial statements.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Lastly, the Company has issued warrants to outside consultants in payments for services. The warrants are issued as “cashless” warrants and have been valued using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below.. The fair value of warrants issued for financing are determined for disclosure purposes as there is no impact to the financial statements. The fair value for other services, namely legal, and consulting have been recorded in the financial statements with a charge to the corresponding expense account and a credit to additional paid in capital.

Black Scholes assumptions for warrants issued were as follows:

For the period ending	December 31, 2012 -	December 31, 2011

Volatility -	120.6 – 134.3%	77.1%

Risk free interest rate -	0.34% - 0.51%	1.19%

Expected life -	3 years	3 years

Dividend rate -	Nil	Nil

The following share purchase warrant transactions have not been disclosed elsewhere.

On April 1, 2011, the former CFO was issued 100,000 share purchase warrants, which gave him the option of purchasing 100,000 shares of common stock for a period of 3 years at a price of $1.50 per common share. The value of this issuance, using the Black Scholes pricing model was determined to $34,000 and this amount was recorded as a consulting expense.

In March, 2012, the Company issued an aggregate of 2,020,000 warrants to five “accredited investors” pursuant to Section 4(2) of the Securities Act. Each investor warrant is exercisable for the three-year period commencing from the date of issuance for $0.50 per share of Common Stock and has the same terms as the Private Placement Warrants. As noted above investors immediately exercised warrants and purchased 900,000 shares of common stock for $450,000.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

On March 27, 2012, the Company issued an aggregate of 250,000 warrants to 3 outside consultants pursuant to Section 4(2) of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $1.10 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black Scholes pricing model was determined to $270,208 and this amount was recorded as a professional expense.

In December, 2012. The Company issued 16,875 warrants to an outside consultant pursuant to Section 4(2) of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $0.21 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black Scholes pricing model was determined to $2,624 and this amount was recorded as a consulting expense

	# of shares				Fair value				Balance
	allowed to	Issue	Expiry	Strike	at			Exercised	End of
	purchase	Date	Date	Price	Issuance		Issued		Period
	#			$	$		#	#	#
Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000
Issued for financing services		3/14/2011	3/14/2014	1.50	-		707,280	-	707,280
Issued for financing services		3/24/2011	3/24/2014	1.50	-		15,000	-	15,000
sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280

Opening - Jan 1, 2012	6,846,280							5,000	6,846,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	-	500,000
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	-	500,000
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875
Closing - Dec 31, 2012							5,136,875	905,000	11,083,155

(1) recorded as consulting expense

(2) recorded as legal expense

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

The weighted average exercise price at December 31, 2012 was $0.33

The weighted average exercise price at December 31, 2011 was $ 2.32

Note 24	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the twelve months ended December 31, 2012 are as follows:

Sales Revenues	12/31/2012	12/31/2011
	KUSD	KUSD

Licenses	4,244	5,174
Maintenance	10,802	11,565
Partner Contribution	0	0
Service	-754	6,503
Third-Party Products	2,905	2,302
LND Third-Party Products	3,185	3,607
Others	131	179
discontinued operations	5,294	2,170
	25,807	31,500

Revenues by geographical area for the twelve months ended December 31, 2012 are as follows:

Sales Revenues	12/31/2012	12/31/2011
by geographic area	KUSD	KUSD

US	5,465	7,189
Germany	14,211	20,622
United Kingdom	836	1,110
Others	0	410
discontinued operations	5,294	2,170
	25,807	31,500

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	12/31/2012	12/31/2011
by geographic area	KUSD	KUSD

US	124	204
Germany	206	292
United Kingdom	3	3
Others	0	24
discontinued operations	1,334	1,083
	333	1,605

Note 25	OTHER INCOME/EXPENSE

At the financial statement date, Other income was 5,806 KUSD (December 31, 2011 Other expense: 15,894 KUSD).

Note 26	DEFERRED INCOME TAXES

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

	12.31.2012		12.31.2011
	kUSD		kUSD
	Assets	Liabilities	Assets	Liabilities
	Deferred	Deferred	Deferred	Deferred
	Taxes	Taxes	Taxes	Taxes

Non-current Assets	0	875	0	1,196
Financial Assets	331		(7)
Stockholders' Equity	4,790		3,953

TOTAL	5,121	875	3,945	1,196

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

The following schedule reflects a summary of the basic components of the Deferred Tax Liability as presented in the Company’s Consolidated Balance Sheet.

	kUSD	kUSD
December 31	12.31.12	12.31.11

Intangible assets	(475)	(732)
Non-capital losses available for future periods	4,790	4,197
Price allocation from consolidation	(68)	(154)
	4,246	3,310
Valuation allowance	0	(561)
	4,246	2,749

	kUSD	USD
December 31	12.31.12	12.31.11

Short term assets	0	0
Long term assets	5,121	3,945
Long term liability	(875)	(1,196)
	4,246	2,749

The Company also has incurred losses for income tax purposes of approximately 16,362 KUSD which may be applied in future years to reduce taxable income. The ability to apply this loss expires starting in 2015.

Note 27	RELATED PARTY TRANSACTIONS AND BALANCES

Related parties basically refer to the Board of Directors, Supervisory Board, stockholders and associated companies.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

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

In addition, the following transactions took place in the fiscal year:

■	On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the Chairman of the Board of Directors and then Chief Executive Officer of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

■	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

■	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Mohammad A. Shihadah, a member of the Board. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Mr. Shihadah for the principal amount of $50,000, bearing interest at a rate of 8% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note is convertible in full at $0.50 per share into common stock of the Company, if this conversion if not exercised on or before September 30, 2012. If not exercised Mr. Shihadah will receive a 3-year warrant to purchase shares at 50,000 shares of common stock at $0.50 per share.

■	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with K Group Ltd. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to K Group Ltd. for the principal amount of $250,000, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note is convertible in full at $0.50 per share into common stock of the Company, if this conversion if not exercised on or before September 30, 2012. If not exercised K Group Ltd. will receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

■	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Vitamin B Venture GmbH. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Vitamin B Venture GmbH for the principal amount of $250,000, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note is convertible in full at $0.50 per share into common stock of the Company, if this conversion if not exercised on or before September 30, 2012. If not exercised K Group Ltd. will receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

■	On August 13, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with John A. Moore, a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to Mr. Moore for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted Mr. Moore a secured priority security interest in the Company’s Accounts Receivable and its subsidiaries located in the United States of America, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

o	In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

■	On October 26, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa, a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to Mr. Baksa for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Baksa a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. then owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. On February 12, 2013, Mr. Baksa exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

o	In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

■	On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with an accredited investor (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

o	On February 12, 2013, the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

■	On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with an accredited investor (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

o	In connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

o	On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

NOTE 28	PENSION PLAN OBLIGATIONS

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Benefit Obligations and Funded Status

The following table presents the status of GROUP AG’s pension plan. The benefit obligation for pension plans represents the projected benefit obligation. GROUP AG’s benefit obligations and plan assets are measured each year as of December 31.

	Pension Benefits in KUSD
	12/31/12	12/31/2011

Change in benefit obligation:
Benefit Obligation at beginning of year	150	154
Service cost	0	0
Interest cost	9	8
Actuarial loss (gain)	102	(7)
Curtailment (gain) loss	0	0
Plan amendments	0	0
Foreign exchange rate changes	4	(6)
Benefits paid	0	0
Benefit Obligation at end of year	265	150
Change in plan assets:
Fair value of plan assets at beginning of year	93	93
Actual return on plan assets	4	4
Employer contributions	0	0
Participant contributions	0	0
Benefits paid	0	0
Foreign exchange rate changes	2	(4)
Fair value of plan assets at end of year	99	93
Benefit Obligation at end of year	166	57

	Pension Benefits in KUSD
	12/31/12	12/31/2011

Amounts recognized in the Balance Sheet
Current Liabilities	(166)	(57)
Amounts recognized in other accumulated comprehensive earnings
Net actuarial loss (gain)	107	(2)
Prior service cost (credit)		0
Total net periodic benefit cost	107	(2)

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

The following table presents the components of net periodic benefit cost and other comprehensive earnings for Group AG’s pension plan.

	Pension Benefits in KUSD
	12/31/12	12/31/2011

Net periodic benefit cost:
Service cost	0	0
Interest cost	9	8
Recognition of net actuarial loss (gain)	102	(4)
Recognition of prior service cost
Total net periodic benefit cost	111	4
Other comprehensive earnings:
Actuarial (gain) loss arising in current year	(4)	(6)
Prior service costs (credit) arising in current year	0	0
Recognition of net actuarial loss (gain)	0	0
Recognition of prior service cost	0	0
Benefit Obligation at end of year	(4)	(6)
Total recognized	107	(2)

Assumptions:

The following table presents the weighted average actuarial assumptions that were used to determine benefit obligations and net periodic benefit costs for both pension plans.

		Pension Benefits
	12/31/12	2012	2011
Assumption to determine benefit obligations:
Discount rate	3.4%	5.9%	5.7%
Rate of compensation increase	1%	1%	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Rate of compensation increase — the expected DBO for end of 2012/ 2013 is estimated to increase from $150 KUSD in 2011/ 2012 to $172 KUSD. The expected increase of the assets is estimated end of 2012/ 2013 by $5 KUSD

Expected return on plan assets — the expected rate of return on plan assets was determined by evaluating input from external consultants and economists as well as long-term inflation assumptions. The Company expects the long-term asset allocation to approximate the targeted allocation. Therefore, the expected long-term rate of return on plan assets is based on the target allocation of investment types in such assets. See plan assets discussion below for more information on GROUP AG’s target allocations.

Pension Plan Assets

GROUP AG’s overall investment objective for its pension plans’ is to eliminate further risks. Therefore, all permitted benefits are reinsurance. In total, the benefits from the permitted pension correspond to the benefits of the reinsurances which have been signed for these pension promises.

2. GBS India includes gratuity obligations representing a government mandated obligation to provide employees with 15 days of wages for every year worked. Obligations are paid when the employee retires or resigns from the company and payable only if employees serve at least five years of employment with the Company.

Details of the provision for gratuity which is included within Accrued Liabilities:

Description	2012
Defined benefit obligation
Fair value of plan assets	-
Less: Unrecognized past service cost	-
Plan Liability (adjusted from operating revenue/retained earnings)

Changes in present value of the defined benefit obligation are as follows:

Description	2012
Defined benefit obligation as at April 1
Interest cost
Current service cost
Benefits paid
Actuarial (gain) loss on obligation
Defined benefit obligation as at December 31

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

No fund is created for payment of gratuity and leave wages and the Company would pay the same amount out of its own funds as and when the same becomes payable.

Employee benefits towards compensated absences recognized in the profit and loss accounts are as follows:

Description	2012
Current service cost
Interest cost

3. GBS Corporation maintains a defined contribution 401(k) plan (“Qualified Plans”) for the benefit of the employees of GBS Corporation and Permessa Corporation. Contributions are made at the discretion of the participating employees. No obligation exists for employer contributions.

Note 29	Discontinued Operations

On ___________, due to , the Company announced the _____________ IDC and its operations in Chicago, Illinois. In addition, during fiscal 2012, as a result of _______, the Company decided to sell IDC Global.

Discontinued operations and their results of operations, financial position and cash flows are shown separately for all periods presented. Summarized financial information for discontinued operations is set forth below:

Revenues $300,632 $1,470,357 $3,052,716

Cost of Sales $453,157  $1,269,440  $2,076,599

Expenses $60,931  $1,314,358  $1,275,896

Net loss $(213,456)  $(1,113,441)  $(299,779)

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 30	COMMITMENTS

The Company has the following commitments as at December 31, 2012:

Financial Obligations	Amount for Next 12 Months	Amount Exceeding 12 Months	Total
	1/1/2013 to 12/31/2013	1/1/2014 & On	Commitments
	($)	($)	($)
Total Liabilities from Rental Agreements	926,947.15	994,845.02	1,921,792.17

Obligations from Vehicle Lease Agreements	167,437.69	66,568.23	234,005.92

Obligations from Other Lease Agreements	163,694.67	154,231.11	317,925.79

Obligations started after 12/31/12	-	-	-

Total Financial Obligations	1,258,079.51	1,215,644.37	2,473,723.88

Cash Outlay
For the fiscal year:	Total
1/1/2012 - 12/31/2012	($)

Interest Expense:	157,719.13

Corporate Income Taxes:	30,598.58

Corporate Taxes Recovered (Refunds):	12,156.22

Total Cash Outlay	176,161.49

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Note 31	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions for the year ended December 31, 2012 and 2011 were as follows:

a.	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
b.	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.
c.	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.
d.	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.
e.	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.
f.	On April 28, 2012, $632,500 in notes payable to RealRisk Ventures, LL were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.
g.	On April 30, 2012, $460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.

Note 32	SUBSEQUENT EVENTS

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for a purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions, including a holdback of $217,477.86 for accounts receivable and which is to be paid by GTT to GBS within one business day of IDC receiving such payment, $334,000 for GroupLive liabilities and liens on IDC which is to be paid by GTT to GBS within three business days that GTT is reasonably satisfied that such liabilities and liens have been removed, less any amounts up to $12,500 which GTT or IDC is required to pay to either satisfy the obligations or purchase replacement equipment; and $528,777.93 for an outstanding dispute which is to be paid by GTT to GBS within three days that GTT is reasonably satisfied has been resolved, subject however to a term of 18 months from the closing date or, if after 18 months, the holdback is used to offset any indemnifications by GBS under the Agreement. The Purchase Price is also subject to adjustment on a dollar-for-dollar basis for adjustments the Net Working Capital (defined as Current Assets minus Current Liabilities) of IDC by GTT within 90 days of closing..

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Group Live N.V. operating under the laws of the Netherlands and a 100% subsidiary of Group Business Software AG declared its end of business May 31, 2012, registered in the commercial register June 22, 2012. Following the local procedures the Company has been dissolved from the register as per April 5, 2013, registered April 16, 2013.Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

Note 33	COMPARATIVE STATEMENTS

In certain circumstances, the classification of accounts previously presented in 2011 has been changed to conform to the presentation used in 2012.

