Form 10-Q
period 2013-03-31
GBS Enterprises Inc
filed 2013-06-13
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53223

GBS ENTERPRISES INCORPORATED

 (Exact name of registrant as specified in its charter)

Nevada	27-3755055
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

585 Molly Lane Woodstock, GA	30189
(Address of principal executive offices)	(Zip Code)

 (404) 891-1711

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 13, 2013, there were 30,812,624 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

March 31, 2013

(Unaudited)

GBS Enterprises Incorporated
Interim Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(Unaudited)

	March 31, 2013	December 31, 2012
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 6	738,369	1,154,602
Accounts Receivable - Note 7	3,205,807	4,143,448
Inventories - Note 3	0	0
Prepaid expenses - Note 8	214,435	84,304
Other current receivables - Note 9	1,019,080	676,976
Assets held for sale	0	384,862
Total current assets	5,177,691	6,444,192

Non-Current Assets
Assets held for sale	0	1,846,645
Property, plant and equipment - Note 10	317,771	332,839
Other non-current receivables - Note 11	1,154	428,422
Deferred tax assets	1,104,222	1,132,103
Goodwill - Note 12	31,260,500	34,254,881
Software - Note 13	10,947,781	12,207,031
Other assets - Note 14	160,340	156,379
Total non-current assets	43,791,768	50,358,300

Total assets	48,969,459	56,802,492

Liabilities and stockholders' equity
Current liabilities
Notes payable - Note 15	260,421	2,313,572
Liabilities to banks - Note 16	9,293	6,774
Accounts payables and accrued liabilities - Note 17	3,662,133	6,241,733
Deferred income - Note 18	8,852,860	6,099,570
Other short term liabilities - Note 19	800,740	860,032
Due to related parties - Note 20	276,542	2,115,869
Liabilities held for sale - current	0	589,634
Total current liabilities	13,861,989	18,227,184

Non-Current liabilities
Liabilities to banks - Note 21	2,563,260	3,716,102
Retirement benefit obligation	160,874	165,876
Liabilities held for sale - non current	0	159,898
Deferred Tax Liabilities	0	0
Total non-current liabilities	2,724,134	4,041,875
	0
Total liabilities	16,586,123	22,269,059

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding:
30,812,624 shares of common stock
(29,461,664 shares of common stock at December 31, 2012)	30,813	29,462
Additional paid in capital	50,055,132	49,691,195
Subscription Receivable	50,000	0
Accumulated deficit	(20,308,707)	(18,974,582)
Other comprehensive income	112,249	442,841

	29,939,487	31,188,916
Noncontrolling interest in subsidiaries	2,443,849	3,344,516

Total stockholders' equity	32,383,336	34,533,432

Total stockholders' equity and liabilities	48,969,459	56,802,491

Subsequent events - Note 26

GBS Enterprises Incorporated
Interim Consolidated Statements of Operations
For the three months ended March 31, 2013 and March 31, 2012 (Restated)
(Unaudited)

		(Restated)
	March 31, 2013	March 31, 2012
	$	$

Revenues - Note 23
Products	4,373,010	5,593,365
Services	851,369	1,358,684
	5,224,379	6,952,049
Cost of goods sold
Products	857,275	1,916,624
Services	2,244,423	2,256,550
	3,101,698	4,173,174
Gross profit	2,122,681	2,778,875

Operating expenses
Selling expenses	2,371,530	4,178,185
Administrative expenses	1,500,042	1,473,647
General expenses	229,147	227,372
	4,100,719	5,879,204

Operating income (loss)	(1,978,038)	(3,100,329

Other Income (expense) - Note 24
Other Income (expense)	173,479	14,501
Interest income	341	1,299
Interest expense	(177,036)	(49,409
	(3,216)	(33,609

Income (loss) before income taxes	(1,981,254)	(3,133,938

Income tax (income) expense	(72,960)	(659,341

Income before extraordinary items,
discontinued operations	(1,908,294)	(2,474,597

Discontinued operations = IDC		110,653
Discontinued operations = SD Holdings		67,005

Net income (loss) before extraordinary items	(1,908,294)	(2,296,939

Extraordinary items (value adjustment on goodwill)	0	0

Net income (loss)	(1,908,294)	(2,296,939

Net Loss Attributable to noncontrolling Interest	(574,169)	(719,778

Net income (loss) attributable to stockholders	(1,334,125)	(1,577,161

Other comprehensive income (loss)	(659,864)	(255,818
Other comprehensive income (loss)
attributable to noncontrolling interest	(329,272)	(127,653
Other comprehensive income (loss)
attributable to stockholders	(330,592)	(128,165
Net income (loss) and comprehensive income (loss) attributed to stockholders	(1,664,717)	(1,705,326

Net earnings (loss) per share, basic and diluted	$(0.509)

Weighted average number of common stock
outstanding, basic and diluted	24,847,525

GBS Enterprises Incorporated
Interim Consolidated Statements of Operations
For the three months ended March 31, 2013 and March 31, 2012 (Restated)
(Unaudited)

		(Restated)
	March 31, 2013	March 31, 2012
	$	$

Cash flow from operating activties
Net loss / net income	(1,908,294)	(2,296,939)
Adjustments
Deferred income taxes	27,881	(670,268)
Depreciation and amortization	1,561,952	1,654,957
Consulting expense	70,000	-
Interest Expense	195,288	-
Losses from equity investment	-	(17,701)
Loss on Sale of Assets	-
Minority interest losses	(900,667)	(719,778)
Changes in operating assets and liabilities
Accounts receivable and other assets	2,692,952	(2,622,458)
Retirement benefit obligation	(5,002)	(91,545)
Inventories	-	(114,832)
Accounts payable and other liabilities	(635,135)	2,586,263

Net cash provided (used) by operating activities	1,098,975	(2,292,301)
Net cash provided (used) by discontinued	-	177,658

Cash flow from investing activties
Sale of intangible assets	(2,756,007)	(931,427)
Purchase of property, plant and equipment	(31,639)	(358,704)
Write-down goodwill and intangibles	2,994,381	-
Proceeds from Sale of Subsidiaries	3,577,195	-
Increase in Financial assets	(427,267)	1,548,234

Net cash provided (used) in investing activities	3,356,663	258,103

Cash flow from financing activties
Net borrowings - banks	(1,150,322)	414,915
Other borrowings	(2,053,151)	(1,381,821)
Forgiveness of Debt	10,659	-
Capital paid-in	150,000	576,942
Loans from related party	(1,839,327)	379,968

Net cash provided (used) in financing activities	(4,882,141)	(9,996)

Effect of exchange rate changes on cash	10,270	(34,414)

Net increase (decrease) in cash	(416,233)	(1,900,950)
Cash and cash equivalents - Beginning of the quarter	1,154,602	3,142,308

Cash and cash equivalents - End of Quarter	738,369	1,241,358

GBS Enterprises Incorporated
Interim Consolidated Statements of Equity
March 31, 2013
(Unaudited)

						Equity
				Accumulated		Attributable
	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	to Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	16,500,000	16,500	27,221,755	557,207	17,632	19,567,222	47,380,316

March 28, 2011, issued with sale of units at $1.25 /unit	6,044,000	6,044	6,672,906				6,678,950

April 1, 2011, issued on purchase of Pavone AG	999,790	1,000	4,899,000				4,900,000

April 1, 2011, Warrants issued for services	-	-	34,000				34,000

June 1, 2011, issued on purchase of GroupWare, Inc.	250,000	250	1,084,750				1,085,000

July 1, 2011, issued on purchase of IDC Global, Inc.	880,000	880	3,255,120				3,256,000

September 27, 2011, issued on purchase of SD Holdings Ltd.	612,874	613	1,255,837				1,256,450

December 13, 2011, warrants exercised at $1.50 /sh	2,020,000	2,020	3,022,950				3,024,970

Net comprehensive loss for the year				(63,001)	(12,165,298)	(11,630,239)	(23,858,538)

Balance, December 31, 2011	27,306,664	27,307	47,446,318	494,206	(12,147,666)	7,936,983	43,757,148

March 27, 2012, warrants exercised at $1.50 /sh	5,000	5	7,495				7,500

March 27, 2012, warrants excercised at $.50 /sh	400,000	400	199,600				200,000

March 30, 2012, warrants exercised at $.50 /sh	500,000	500	249,500				250,000

March 31, 2012, warrants issued for services	-	-	270,208				270,208

April 16, 2012, issued on sale of units at $1.50 /unit	120,000	120	179,880				180,000

April 28, 2012, issued on conversion of note into shares at $1.15 /sh	550,000	550	631,950				632,500

April 30, 2012, issued on conversion of note into shares at $1.15 /sh	400,000	400	459,600				460,000

April 30, 2012, issued on conversion of note and debt into shares at $1.15 /sh	150,000	150	172,350				172,500

May 15, 2012, issued on sale of units at $1.50 /unit	30,000	30	44,970				45,000

July 5, 2012, fair value of conversion on issuance of convertible debt	-	-	26,700				26,700

December 21, 2012, warrants issued for services	-	-	2,624				2,624

Net comprehensive loss for the year				(51,365)	(6,826,916)	(4,592,467)	(11,470,748)

Balance, December 31, 2012	29,461,664	29,462	49,691,195	442,841	(18,974,582)	3,344,516	34,533,432

February 12, 2013, warrants exercised at $.20 /sh	500,000	500	99,500				100,000

February 12, 2013, Subscription Receivable							50,000

March 20, 2013, issued on conversion of debt at $.30 /unit	450,960	451	134,837				135,288

March 27, 2013, issued on conversion of debt at $.30 /unit	200,000	200	59,800				60,000

March 27, 2013, shares issued for service	200,000	200	69,800				70,000

Net comprehensive loss for the quarter				(330,592)	(1,334,125)	(900,667)	(2,565,384)

Balance, March 31, 2013	30,812,624	30,813	50,055,132	112,249	(20,308,707)	2,443,849	32,383,336

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

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

Our software and services are designed to mainly serve organizations that have investments in IBM’s Lotus® Notes and Domino platform. The IBM Lotus® Notes and Domino platform is both a system for enterprise email as well as an application platform, meaning that it can be used as both an email system and an environment in which business applications can be deployed and used. This platform was originally brought to market by Lotus Development Corp. in 1989, and was subsequently acquired by IBM in 1995. According to Radiate, in 2011, IBM Lotus Domino will have a worldwide installed base of 189 million mailboxes. Currently, the installed base for On-Premises IBM Lotus Domino mailboxes represents the majority of worldwide IBM Lotus Domino mailboxes, accounting for 87% of worldwide IBM Lotus Domino mailboxes. By 2015, this percentage is expected to decrease to 80%, as hosted email grows in popularity. (The Radiate Group Inc., April 2011, “IBM Lotus Notes/Domino Market Analysis, 2011-2015“)

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

We, through our subsidiaries, have executed our strategy to acquire companies, which have developed software and specialized services for the Lotus Notes and Domino market. This growth by acquisition strategy has resulted in less competition for our software products; a large concentration of highly skilled employees with unique expertise in the area of Lotus Notes and Domino; staff and physical offices on three continents providing greater access to a global market; significant market awareness and greater market share amongst organizations that use Lotus Notes and Domino; and a comprehensive portfolio of solutions specific to the needs and requirements of organizations which use Lotus Notes and Domino.

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

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) in exchange for 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 of the outstanding shares of common stock from the selling shareholders of SWAV for an aggregate of $370,000. As a result of the two sets of transactions, Lotus owned an aggregate of 14,250,010 shares of common stock of SWAV, representing approximately 95.0% of the 15,000,000 shares of SWAV common stock outstanding on April 26, 2010.

Notes to the Interim Financial Statements

March 31, 2013

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

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

March 31, 2013

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

Due to the Company’s perceived increase in the demand for Modernization, Mobility and Optimization offerings, the Company made a strategic decision in 2012 to focus on its core offerings in the IBM Notes and Domino market and to divest its non-core businesses, including IDC.

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Stock Purchase Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for an aggregate purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions amounting to $1.093 million as described more fully in the Stock Purchase Agreement. The Purchase Price is also subject to adjustment on a dollar-for-dollar basis for adjustments the Net Working Capital (defined as Current Assets minus Current Liabilities) of IDC by GTT within 90 days of closing.

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

March 31, 2013

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

EbVokus, GmbH.

On October 1, 2012, GROUP Business Software AG sold all of the software and operational assets (constituting substantially all of the assets) of its wholly-owned subsidiary, ebVokus GmbH, along with the associated maintenance and project agreements to a non-affiliated third party for a purchase price of approximately $459,000, approximately $258,000 (200,000 Euros: 1 EUR = $1.29 USD on October 1, 2012) was paid at closing and the remaining $201,000 was paid on February 15, 2013 (150,000 Euro: 1EUR = $1.35 USD on February 15, 2013).

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

B.E.R.S. AD

On November 23, 2012 GROUP Business Software AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

Note 2               INTERIM REPORTING

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

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

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

March 31, 2013

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

Currency Risk

We use the US dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British Pound, the Indian Rupee, and the Bulgarian Lev. Accordingly, some assets and liabilities are incurred in those currencies and we are subject to foreign currency risks.

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

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

March 31, 2013

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

March 31, 2013

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

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

March 31, 2013

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

Note 4               CHANGE IN ACCOUNTING POLICIES

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the year ended December 31, 2012 and 2011, include the accounts of all consolidated companies for the same twelve month period beginning January 1, 2012 and 2011 respectively. The Balance Sheets as at December 31, 2012 and December 31, 2011 have also been adjusted to include the accounts of all consolidated companies as of those dates.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 5          SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders'			Profit
		Equity			of the		Date
		as of 03/31/13	Percentage of Subscribed Capital		Consolidated quarter		of the First
	Headquarters	KUSD	KUSD	in %	KUSD	Ownership	Consolidation

GROUP Business Software (UK) Ltd.	Manchester	-1,330	23	50.1%	-77	I	12/31/2005
GROUP Business Software Corp.	Woodstock	-12,962	1	50.1%	-634	I	12/31/2005
Permessa Corporation	Waltham	-5	0	50.1%	0	I	9/22/2010
Relavis Corporation	Woodstock	-819	2	50.1%	-10	I	1/8/2007
GROUP Business Software AG	Eisenach	12,516	36,107	50,1%	-102	I	6/1/2011
Pavone GmbH	Boeblingen	-1,165	47	100%	22	D	1/4/2011
Groupware Inc.	Woodstock	-482	1	100%	0	D	1/6/2011
GBS India	Chennai	93	14	100%	-9	D	9/30/2012

D - Direct Subsidiary

I -   Indirect Subsidiary

Indirect Subsidiaries are owned 50.1% through GROUP Business Software AG

Note 6          CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 738 KUSD (December 31, 2012 year end: 1,155 KUSD). Included in that amount are cash equivalents of 3 KUSD (December 31, 2012 year end: 3 KUSD).

Note 7          ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 3,206 KUSD (December 31, 2012 year end: 4,143 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 8          PREPAID EXPENSES

Prepaid expenses in the amount of 214 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2012 year end: 84 KUSD).

Note 9          OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 1,019 KUSD (December 31, 2012 year end: 677 KUSD). The largest individual item under other receivables represents receivables from the sale of IDC Global (517 KUSD), a recoverable receivable from a previous insolvency (439 KUSD). Also included are tax assets (37 KUSD) and other prepaid costs (26 KUSD).

Note 10          PROPERTY, PLANT AND EQUIPMENT

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2012	7,206.5	6,873.7	332.8
Additions	23	14
Disposals	(36)	(6)
Currency differences	9	3
Reclassifications	0	0
Updated 03/31/2013	7,202.5	6,884.7	317.8

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 11          OTHER RECEIVABLES NON-CURRENT

The major components of the Non-current Receivables include the following:

OTHER RECEIVABLES NON-CURRENT	KUSD	KUSD
	3/31/2013	12/31/2012
Cooperative shares	1	1
Intercompany Loan Values during the quarter	0	0
Other long term receivables	0	427
Balance	1	428

Other non-current receivables were reduced on the sale of SD Holdings and the divestiture of derivatives used for hedging.

Note 12          GOODWILL

Goodwill derives from the following business acquisitions:

	Date of	Opening	Addtions	Adjustments	Written off	Closing
March 31, 2013	first	1/1/2013			as impaired	3/31/2013
	Consolidation
GROUP Business Software AG	01/06/11	18,425.6	-	-	-	18,425.6
GROUP Business Software (UK) Ltd.	12/31/05	2,765.1	-	-	-	2,765.1
Permessa Corporation	09/22/11	2,387.4	-	-	-	2,387.4
Pavone GmbH	01/04/11	5,950.5	-	-	-	5,950.5
IDC Global Inc.	07/25/10	2,994.4	-	(2,994)	-	-
GBS India	8/1/2012	1,731.9	-	-	-	1,731.9
		34,254.9	-	(2,994.4)	-	31,260.5

	Date of	Opening	Addtions	Adjustments	Written off	Closing
December 31, 2012	first	1/1/2012			as impaired	12/31/2012
	Consolidation
GROUP Business Software AG	1/6/2011	20,194.4	618.6	(2,387.4)	-	18,425.6
GROUP Business Software Corp	12/31/2005	2,177.5	-	-	2,177.5	-
GROUP Business Software (UK) Ltd.	12/31/2005	2,765.1	-	-	-	2,765.1
evVokus Software GmbH	10/1/2005	443.6	-	(443.60)	-	-
Permessa Corporation	20110-09-22	2,387.4	-	-	-	2,387.4
Pavone GmbH	1/4/2011	5,950.5	-	-	-	5,950.5
IDC Global Inc.	7/25/2010	2,994.4	-	-	-	2,994.4
SD Holdings	2011-09.27	2,213.1	-	(2,213.1)	-	-
GBS India	8/1/2012	-	1,731.9	-	-	1,731.9
		39,126.0	2,350.5	(5,044.1)	2,177.5	34,254.9

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

March 31, 2013

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2012	33038.7	20,831.7	12,207.0
Additions	120	98	22
Disposals	(1,420)	122	(1,298)
Currency differences	143	126	17
Reclassifications	0	0	0
Updated 03/31/2013	31,881.7	21,177.7	10,948.0

Note 14          OTHER ASSETS

The balance of this account of 160 KUSD primarily includes rent and other security deposits (December 31, 2012 year end: 156 KUSD).

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 15           NOTES PAYABLE

As described more fully in Note 22, a breakdown of the Notes Payable of $ 260,421 at March 31, 2013 (December 31, 2012 year end: $2,313,572) is as follows:

	Date of	Principal	Interest	Total	Due Date
	Loan		Accrued
		$	$	$
	7/5/2012	250,000	10,421	260,421	1/5/2013
	10/26/2012	1,000,000	36,165	1,036,165	10/26/2013
	11/30/2012	500,000	8,493	508,493	11/30/2013
	11/30/2012	500,000	8,493	508,493	11/30/2013

Balance at December 31, 2012		2,250,000	63,572	2,313,572

Accrued Interest converted into shares			36,165

Payments made through March 31, 2013		2,000,000	16,986	2,053,151

Balance at March 31, 2013		250,000	10,421	260,421

Note 16           LIABILITIES  TO BANKS – CURRENT

Included in this account is an operating line of credit of 5 KUSD (December 31, 2012 year end: 5 KUSD) bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD.

Also included are checks in transit as of the financial statement date (4 KUSD).

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 17           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 1,677 KUSD (December 31, 2012 year end: 3,274 KUSD ). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

	Status				Currency	Status
USD	12/31/2012	Utilization	Dissolution	Increase	Differences	3/31/2013

Tax provision	57	(57)	0	55	0	55
Salary	861	(861)	24	434	16	426
Vacation	315	(303)	30	258	12	253
Workers Compensation Insurance Association	25	(21)	0	25	1	30
Compensation Levy for Non-Employment of Severely Handicapped Persons	19	(16)	0	17	0	21
Outstanding Invoices	1,059	(1,056)	60	489	22	454
Annual Financial Statement Costs	128	(186)	0	180	4	126
Other Provisions	446	(221)	0	118	6	349
Warranties	96	(16)	0	6	41	127
Gesture of Goodwill	0	0	0	0	0	0
Provision for Legal Costs	73	(4)	0		5	74
Severance	70	(70)	0	70	0	70
Total	3149	(2,811)	114	1654	107	1,985

Provisions for salaries of 426 KUSD (December 31, 2012 year end: 861 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 253 KUSD (December 31, 2012 year end: 315 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 454 KUSD (December 31, 2012 year end: 1059 KUSD) was created.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Other Provisions of 349 KUSD (December 31, 2012 year end: 446 KUSD) include miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 126 KUSD (December 31, 2012 year end: 128 KUSD).

A provision for anticipated legal consulting of 74 KUSD was recorded (December 31, 2012 year end: 73 KUSD).

For warranty claims, a provision of 127 KUSD (December 31, 2012 year end: 96 KUSD) was created determined by service income.

Note 18          DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 8,853 KUSD (December 31, 2012 year end: 6,100 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 19          OTHER SHORT TERM  LIABILITIES

Other short-term liabilities of 8,011 KUSD (December 31, 2012 year end: 860 KUSD) includes the following obligations and payments currently due:

Other Short-Term Liabilities	3/31/2013
KUSD
Purchase Assets Permessa	538
Tax Liabilities/Credits	-57
Purchase Archiving Software	320
Other Liabilities	0
801

Note 20           DUE TO RELATED PARTIES

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

	3/31/2013	12/31/2012
	KUSD	KUSD
Accounts payable and accruals
Green Mind Ventures	0	72.0
Vitamin-B Venture Gmbh	0	493.6
Board of Directors fees and expenses	224.5	110.4
Notes payable – see below	52.0	1,391.8
Due to associated company	0	48.1
	276.5	2,115.9

	Date of Loan	Principal	Interest Accrued	Total	Due Date
		$	$	$
Total	7/5/2012	50,000	2,084	52,084	1/5/2013

Note 21           LIABILITIES – NON-CURRENT

Liabilities to banks as of the financial statement date was 2,563 KUSD (December 31, 2012 year end: 3,716 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling approx. 3,844 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The loan is provided with approx. 2,563 KUSD (2,000 KEUR) as an asset backed security and with 1,281 KUSD (1,000 KEUR) as a credit line backed up with the accounts receivables of GROUP AG. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, approx. 1,922 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and approx. 1,922 KUSD (1,500 KEUR) is fixed at 3.5%

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 22	COMMON STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. No class of preferred stock has been designated or issued. As of March 31, 2013, there were shares 30,812,624 of common stock outstanding. At the time of the Reverse Merger of the Company by GROUP on January 6, 2011, , there were 16,500,000 shares of common stock of the Company outstanding and, as the Reverse Merger was accounted for as a recapitalization and applied retroactively, this balance is recorded as the balance outstanding since inception.

Transactions occurring in 2011

•	In March 2011, the Company consummated a private placement offering (the “Private Placement”) of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000. Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The net proceeds of this offering were $6,878,950. As disclosed in Note 1, the Company issued 1,742,874 shares of common stock for the purchase of Pavone AG., GroupWare, Inc. and SD Holdings Ltd.
•	In December, 2011, certain investors exercised their private purchase warrants at $1.50 per share and bought 2,020,000 shares of common stock for net proceeds of $3,024,970 after legal fees.

Transactions occurring in 2012

•	In March, 2012 another investor exercised their private purchase warrant and bought 5,000 shares of common stock for net proceeds of $7,500.

•	Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

•	On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 28, 2012, $632,500 in notes payable were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 30, 2012, $460,000 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

•	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Mohammad A. Shihadah, a member of the Board. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Mr. Shihadah for the principal amount of $50,000, bearing interest at a rate of 8% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note.

The Note was convertible in full at $0.50 per share into common stock of the Company if this conversion was exercised on or before September 30, 2012. If not exercised, Mr. Shihadah would receive a 3-year warrant to purchase shares at 50,000 shares of common stock at $1.00 per share.

The conversion was not exercised by September 30, 2012, therefore, as per the terms of the Loan Agreement Mr. Shihadah was issued a 3-year warrant to purchase shares at 50,000 shares of common stock at $1.00 per share.

•	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with K Group Ltd. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to K Group Ltd. for the principal amount of $250,000, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note.

The Note was convertible in full at $0.50 per share into common stock of the Company if this conversion was exercised on or before September 30, 2012. If not exercised, K Group Ltd. would receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

The conversion was not exercised by September 30, 2012, therefore, as per the terms of the Loan Agreement K Group was issued a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

•	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Vitamin B Venture GmbH. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Vitamin B Venture GmbH for the principal amount of $252,500, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note.

The Note was convertible in full at $0.50 per share into common stock of the Company if this conversion was exercised on or before September 30, 2012. If not exercised Vitamin B Venture GmbH would receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

The conversion was not exercised by September 30, 2012, therefore, as per the terms of the Loan Agreement Vitamin B Venture GmbH was issued a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

•

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

March 31, 2013

GBS Enterprises Incorporated

•

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

In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. On February 12, 2013, Mr. Baksa exercised the right to purchase 500,000 shares of common stock at the exercise price of $0.20.

In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities

Transactions occurring in 2013

•

As stated above, on February 12, 2013, and in connection with the above October 26, 2012 Loan Agreement the Company issued an aggregate of 500,000 restricted shares of Common Stock to Board Member, Stephen Baksa pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•

On February 12, 2013, the Company sold an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share. The Company issues the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

As of March 31, 2013, these shares had not yet been issued and remain as Subscriptions Receivable.

•

As stated above, on February 22, 2013 and in connection with the above August 13, 2012 Loan Agreement, the Company and Board Member, John Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•

As stated above, on February 22, 2013, and in connection with the above October 26, 2012 Loan Agreement, the Company and Board Member Stephen Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•

On March 20, 2013, the Company issued an aggregate of 450,950 restricted shares of Common Stock to Board Member, John Moore pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on August 13, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•

On March 27, 2013, the Company issued an aggregate of 200,000 restricted shares of Common Stock to Board Member, Stephen Baksa pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on October 26, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•

On March 27, 2013, the Company issued 200,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Other changes in common stock are disclosed in Note 25, Supplementary Cash Flow Disclosures.

Options

The Company has not issued any options, so that none are outstanding as of March 31, 2013.

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

Notes to the Interim Financial Statements

March 31, 2013

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

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

In December, 2012, The Company issued 16,875 warrants to an outside consultant pursuant to Section 4(2) of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $0.21 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black Scholes pricing model was determined to $2,624 and this amount was recorded as a consulting expense.

	# of shares				Fair value				Balance
	allowed to			Strike	at				End of
	purchase	Issue	Expiry	Price	Issuance		Issued	Exercised	Period
	#	Date	Date	$	$		#	#	#
Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000
Issued for financing services		3/14/2011	3/14/2014	1.50	-		707,280	-	707,280
Issued for financing services		3/24/2011	3/24/2014	1.50	-		15,000	-	15,000
Sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280

Opening - Jan 1, 2012	6,846,280							5,000	6,846,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	-	500,000
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	-	500,000
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875
Closing - March 31, 2013							5,136,875	905,000	11,083,155

(1) recorded as consulting expense

(2) recorded as legal expense

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 23	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the three months ended March 31, 2013 are as follows:

3/31/2013
Sales Revenues	KUSD

Licenses	871
Maintenance	2,688
Partner Contribution	0
Service	851
Third-Party Products	685
LND Third-Party Products	129
Others	0
Discontinued Operations	0
5,224

Revenues by geographical area for the three months ended March 31, 2013 are as follows:

Sales Revenues	3/31/2013
by geographic area	KUSD

US	1,027
Germany	3,973
United Kingdom	224
Others	0
Discontinued Operations	0
5,224

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	3/31/2013
by geographic area	KUSD

US	126
Germany	188
United Kingdom	4
Others	0
Discontinued Operations	0
318

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 24	OTHER INCOME/EXPENSE

At the financial statement date, Other income was 78 KUSD (December 31, 2012 year end: Other Expense 33 KUSD).

Note 25	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions through March 31, 2013 were as follows:

•	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
•	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.
•	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.
•	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.
•	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.
•	On March 31, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes method, was determined to be $ 270,208 and recorded as Additional Paid-In Capital.
•	On April 28, 2012, $ 632,500 in notes payable to RealRisk Ventures, LL were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years. On April 30, 2012, $ 460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.
•	On April 30, 2012 $ 172,500 of accounts payable due to Vitamin B Venture, GmbH was converted into 150,000 shares of common stock in satisfaction of a converted note to Kjell Jahn.
•	On July 5, 2012, promissory notes for $552,500 were issued at 8.5% and had a conversion feature. Similar notes without the conversion were issued at 20%. Therefore, it was determined that the conversion feature had a value which was calculated by discounting the note as if the cost of capital was 20% and based on the due date set forth of 6 months. The calculated value was classified as discounted debt and amortized over the life of the promissory notes resulting in additional Interest expense and a credit to Additional Paid-In Capital for $26,700.
•	On December 21, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes method, was determined to be $ 2,624 and recorded as Additional Paid-In Capital.
•	On March 1, 2013, $700,000 of Notes Payable and Accounts Payable due to Vitamin VbV GmbH was dissolved as payment against a Loan Payable from Group AG.
•	On March 20, 2013, 450,960 shares were issued at a rate of .30/share on conversion of accrued interest due on a Note Payable to John Moore.
•	On March 27, 2013, 200,000 shares were issued at a rate of .30/share on conversion of accrued interest due on a Note Payable to Stephen Baksa.
•	On March 27, 2013, 200,000 shares were issued in lieu of services and the fair value, based on the Black Scholes, method was determined to be $ 70,000 and recorded as Additional Paid-In Capital.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Note 26	SUBSEQUENT EVENTS

•	Group Live N.V. operating under the laws of the Netherlands and a 100% subsidiary of Group Business Software AG declared its end of business May 31, 2012, registered in the commercial register June 22, 2012. Following the local procedures the Company has been dissolved from the register as per April 5, 2013, registered April 16, 2013.Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender’), a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated April 26, 2013 (the “Note”), to Mr. Baksa for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

•	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.

•	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

•	The Company intends on expediently paying off the amounts loaned in connection with the above referenced Loan Agreement. If needed, the Company will aggressively re-negotiate the terms of the Loan Agreement with the Lender.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

•	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

•	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

•	The Company intends on expediently paying off the amounts loaned in connection with the above referenced Loan Agreement. If needed, the Company will aggressively re-negotiate the terms of the Loan Agreement with the Lender.

•	On May 29, 2013, the Company’s Common Stock was moved from the OTC Bulletin Board to the Pink Sheets due to the Company’s Common Stock not being quoted by a broker/dealer for more than four consecutive days and not meeting the requirements of 15c2-11 under the Exchange Act. The Company intends to solicit a FINRA-registered broker/dealer to apply to be a market maker for the Company’s Common Stock and file a Form 211 with FINRA.

Note 27	COMPARATIVE STATEMENTS

In certain circumstances, the classification of accounts previously presented in 2012 has been changed to conform with the presentation used in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in the Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections in the Company’s latest Annual Report on Form 10-K and subsequent filings. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Products and Services

GBS has consolidated the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. GBS has continuously developed its software and service business to service and support GBS’s expanding Lotus customer base.

Historically, GROUP has achieved growth by acquiring companies with complimentary operations and leveraging GROUP’s expertise to turnaround and integrate these companies. Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

Going forward, the Company may focus on potential acquisition targets in the following areas of software and services: Applications and Application Modernizations, Professional Services, Hosting/Outsourcing Services, Administration and IT services, and XPages expertise.

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

Through GBS’s comprehensive messaging software product lines and associated services, Lotus Notes, Microsoft Exchange or SMTP-based-email customers, as well as Lotus Sametime, customers are able to provide their users with a secure, efficient and centrally administered use of e-mail and IM while maintaining control over their compliance with current legal requirements and corporate guidelines.

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

Based on GBS’s unique concentration of industry talent and expertise, mainly in the areas inside and around IBM Lotus Notes/Domino, inside and around corporate messaging (IBM, Microsoft, SMTP) and inside and around IT environmental and application assessment, analysis and reporting, commercial and governmental customers, as well as Software Integrators (SI) and channel partners, are able to rely on the company’s strategic and tactical advisory services for evaluating, planning, staffing and execution of related customer projects. GBS Consulting Services’ global teams of consultants use modern project management techniques, proprietary methodologies and GBS accelerator technologies to complete client projects on time and with reduced risk.

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

Market Trends

As IT departments face continuous budget reductions and constant pressure for higher performance and efficiency, CIOs are focusing on modern technologies to support their need for increased scalability, flexibility and lower costs. GBS has identified this demand as a strategic growth opportunity for the company and has placed a significant focus on expanding its Modernizing/Migrating technology, which will assist client companies as they move to scale and adapt while remaining cost conscious.

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled (also named “cloud” or “cloud computing”) and migrated Lotus applications; and thus ultimately to take the Lotus applications from legacy to the future. The foundation of the Modernizing/Migrating Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pended software that underpins Modernizing/Migrating was developed by GBS with assistance and guidance from IBM’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

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

We generate revenue with our analysis tools by charging a fee for the use of our technology and for the associated cost of the services to produce a report and set of recommendations for the customer. Additional revenues come from consulting services that result from helping our customers implement those recommendations. For use of our conversion tools, referred to as Modernizing/Migrating, we charge a flat fee for the conversion and additional hourly rates to perform additional supporting development or testing as needed.

We also believe there is a significant revenue opportunity in licensing these tools to a network of global partners who also have existing presence and expertise in the Lotus Notes and Domino market. We have established partner agreements for the use of the analysis and conversion tools with partners in several countries and directly with IBM.

Sale of IDC Global, Inc.

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Stock Purchase Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for an aggregate purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions amounting to $1.093 million as described more fully in the Stock Purchase Agreement. The Purchase Price is also subject to adjustment on a dollar-for-dollar basis for adjustments the Net Working Capital (defined as Current Assets minus Current Liabilities) of IDC by GTT within 90 days of closing.

We had acquired IDC on July 25, 2011 for 880,000 shares of GBS common stock and $785,000. The fair value of the GBS common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. Due to the Company’s perceived increase in the demand for Modernization, Mobility and Optimization offerings, the Company made a strategic decision in 2012 to focus on its core offerings in the IBM Notes and Domino market and to divest its non-core businesses, including IDC.

General Corporate History

The Company was originally incorporated in the state of Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV was in a different industry and had a different management team and Board of Directors.

On April 26, 2010, SWAV purchased certain technology assets of Lotus Holdings Ltd. (“Lotus”) in consideration for 2,265,240 shares of SWAV common stock. Also on April 26, 2010, Lotus (on behalf of the SPPEF Members as discussed below) purchased an aggregate of 11,984,770 of the outstanding shares of SWAV common stock from certain selling shareholders of SWAV for an aggregate purchase price of $370,000. As a result of these two sets of transactions, Lotus acquired an aggregate of 14,250,010 shares of SWAV common stock which constituted approximately 95.0% of the 15,000,000 outstanding shares of SWAV common stock on April 26, 2010.

Upon the consummation of the April 26, 2010 acquisition, the then executive officers and directors of SWAV resigned and Mr. Joerg Ott, the Chief Executive Officer of GROUP and a GROUP Major Shareholder, was appointed the Chief Executive Officer of SWAV and sole member of SWAV’s Board of Directors. Mr. Ott currently serves as the Chairman of the Board of Directors of GBSX and the Chief Executive Officer of GROUP.

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

Additional GROUP Acquisition

On February 27, 2012, we acquired an additional 883,765 shares of GROUP common stock for $619,000 in order to maintain our 50.1% majority ownership of GROUP due to an increase in the outstanding common stock of GROUP.

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

Results of Operations

Assets:

Total Assets decreased from $56,802,492 at December 31, 2012 to $ 48,969,459 at March 31, 2013.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At March 31, 2013, Total Current Assets were $5,177,691 as compared to $6,444,192 at December 31, 2012. Total Current Assets consist of: Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Other Receivables-current and Assets Held for Sale.

■

Cash and Cash Equivalents decreased from $1,154,602 at December 31, 2012 to $738,369 at March 31, 2013 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology, the associated costs necessary to build and implement the go- to- market strategy and losses in operations.

■	Accounts Receivable decreased from $4,143,448 at December 31, 2012 to $3,205,807 at March 31, 2013 due to increased collections and less sales.

■	Prepaid Expenses increased from $84,304 at December 31, 2012 to $214,435 at March 31, 2013 from prepaid rent, insurance and advances on technological events.

■	Other Receivables-current increased from $676,976 at December 31, 2012 to $1,019,080 at March 31, 2013 and includes receivables from the sale of IDC Global, Ltd. of approximately $ 517,000, a receivable from a previous insolvency of approximately $439,000, tax assets of approximately $37,000 and prepaid costs of approximately $26,000.

■	Assets Held for Sale decreased from $384,862 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global.

Total Non-Current Assets

At March 31, 2013, Total Non-Current Assets were $43,791,768 as compared to $50,358,300 at December 31, 2012.  Total Non-Current Assets consist of: Property Plant and Equipment, Other Receivables-non current, Deferred Tax Assets, Goodwill, Software, Other Assets and Assets Held for Sale.

■	Net Property (plant and equipment) decreased from $332,839 at December 31, 2012 to $317,771 at March 31, 2013.

■	Other Receivables non-current decreased from $428,422 at December 31, 2012 to $1,154 at March 31, 2013 as a result of derivatives used for hedging which were divested in the sale of subsidiary SD Holdings.

■	Deferred Tax Assets increased from $1,132,103 at December 31, 2012 to $1,104,222 at March 31, 2013 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $34,254,881 at December 31, 2012 to $31,260,500 at March 31, 2013. The decreased in goodwill of $ 2,994,381 resulted from the sale of the subsidiary IDC Global during the quarter.

■	Software decreased from $12,207,031 at December 31, 2012 to $10,947,781 at March 31, 2013, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $156,379 at December 31, 2012 to $160,340 at March 31, 2013. This category includes rent and other security deposits.

■	Assets Held for Sale decreased from $1,846,645 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global.

Liabilities

Total Liabilities decreased from $22,269,059 at December 31, 2012 to $16,586,123 at March 31, 2013.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At March 31, 2013, Total Current Liabilities were $13,861,989, compared to $18,227,184 at December 31, 2012.  Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities, Amounts Due to Related Parties and Liabilities Held for Sale.

■	Notes Payable decreased from $2,313,572 at December 31, 2012 to $260,421 at March 31, 2013 based on repayments of short terms loans during the quarter.

■	Liabilities to Banks increased from $6,774 at December 31, 2012 to $9,293 at March 31, 2013 and included a line of credit and cash in transit.

■	Accounts Payable and Accrued Liabilities decreased from $6,241,733 at December 31, 2012 to $3,662,133 at March 31, 2013. The decrease was due to the reduction of trade payables by approximately $1,367,000 and a decrease in accrued liabilities of approximately $1,213,000 by repayment and as a result of the sale of subsidiary IDC Global.

■	Deferred Income increased from $6,099,570 at December 31, 2012 to $8,852,860 at March 31, 2013, generally as a result of maintenance income collected in advance.

■	Other Liabilities of $860,032 at December 31, 2012 decreased to $800,740 at March 31, 2013 and includes $320,000 due for purchased software, $538,000 for purchased companies (Permessa) and tax credits of ($57,000).

■	Amounts Due to Related Parties decreased from $2,115,869 at December 31, 2012 to $276,542 at March 31, 2013 as a result of payments to related parties during the quarter.

■	Liabilities Held for Sale decreased from $589,634 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global.

Total Non-Current Liabilities

At March 31, 2013, our Total Non-Current Liabilities were $2,724,134, compared to $4,041,875 at December 31, 2012.  Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Liabilities Held for Sale.

■	Liabilities to Banks decreased from $3,716,102 at December 31, 2012 to $2,563,260 at March 31, 2013 as a result of partial payments, and included a long-term business loan/line of credit due to the Baden-Württembergische Bank, Stuttgart, Germany.

■	Retirement Benefit Obligation decreased from $165,876 at December 31, 2012 to $160,874 at March 31, 2013.

■	Deferred Tax Liabilities remained unchanged from $Nil at December 31, 2012 to $Nil at March 31, 2013.

■	Liabilities Held for Sale decreased from $159,898 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global in February, 2013.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

For the three months ended March 31, 2013, our total revenue decreased to $5,224,379 from $6,952,049 for the three months ended March 31, 2012.

The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division decreased to $4,373,010 for the three months ended March 31, 2013 from $5,593,365 for the three months ended March 31, 2012, a decline of $1,220,354 or 21.82%. The primary factors contributing to the decline were decreases in License revenues of $317,876, Third Party Product revenues of $914,196 and Other revenues of $22,154Company saw an increase in Maintenance revenue of $33,872 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in License sales was equally split between the European (-$158,097) and the North American operations (-$159,779) of the Company. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform. While such an investment decision might affect the core business of the Company and a decrease in License sales, it also ideally creates potential service engagements for our migration/modernization offerings.

Service revenue decreased from $1,358,684 for the three months ended March 31, 2012 to $851,369 for the three months ended March 31, 2013 mainly as a result of the strategic reorganization allowing for an intensified focus around servicing the modernization, mobilizing and migration market.

Cost of Goods Sold

For the three months ended March 31, 2013, total Cost of Goods Sold decreased to $3,101,698 from $4,173,174 for the three months ended March 31, 2012.

The Company’s Cost of Goods Sold are segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials. The second are the costs related to the Service division of revenue which includes; other operating expenses, depreciation & amortization expense, and personnel expenses.

Within the Costs of Goods Sold related to the Product division the Company was able to achieve a reduction in total cost of materials from $1,916,624 to $ 857,275 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The primary factors contributing to the Company’s reduction in Costs of Goods Sold related to the Product division of revenues were a $118,372 reduction in product material costs and a $940,977 reduction in third party product material costs, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Within the Costs of Goods Sold related to the Service division, the Company was able to achieve a small (0.5%) reduction in the total costs of services for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The primary factor contributing to the Company’s reduction in the costs of services was a reduction in personnel costs, depreciation and amortization costs. It should be noted that additional personnel costs relating to Services are included in Selling Expenses and these were also reduced from the quarter ending March 31, 2012 as indicated below.

Operating Expenses

The Company’s total operating expense consist of three segments; selling, administrative and general expenses. For the three months ended March 31, 2013, total operating expenses decreased to $4,100,719 from $5,879,204 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, Selling Expenses decreased to $2,371,530 from $4,178,185 for the three months ended March 31, 2012.  This was primarily due to decreases in cost of materials of $208,654, personnel expense of $1,062,307 and in other selling expense of $535,694.

For the three months ended March 31, 2013, administrative expense increased by $26,395 to $1,500,042 from $1,473,647 for the three months ended March 31, 2012. This was primarily due to reductions in personnel costs of $163,054, being offset by an increase in other administrative expense of $189,449 related to the Company’s restructuring and sale of subsidiary companies as well as an increase in compliance costs.

For the three months ended March 31, 2013, General Expenses slightly increased to $229,147 from $227,372 for the three months ended March 31, 2012.

Other Income (Expense)

For the three months ended March 31, 2013, Other Expense of $3,216 decreased from Other Expense of $33,609 for the three months ended March 31, 2012. This change is primarily due to an increase of Miscellaneous Other Income of $158,978 and a net decrease in Interest Expense of $127,627 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Liquidity & Capital Resources

As March 31, 2013, the Company had $738,369 in cash and cash equivalents, compared to $1,154,602 at December 31, 2012.

The Company's cash flow depends on the timely and successful market entry of its strategic offerings. The dependency accounts for revenue generated from direct customers engagements, as well as for revenue generated through the partner channel network.

Especially for strategic offerings for paradigm shifting technologies, management's budget plan is based on a series of assumptions regarding market acceptance, readiness and pricing. While management's assumptions are based on market research and customer surveys, assumptions bear the risk of being incorrect and may result in a delay in customer projects and consequently a delay or a reduction in related invoicing. In case these delays have an impact on the Company's liquidity and therefore its ability to support its operations with the necessary cash flow, the Company depends on its ability to generate cash flow from other resources, such as debt financing from related or independent resources or as equity financing from existing shareholders or through the stock market.

During the entire fiscal year 2012 and for the first three months of 2013, the Company was in constant contact with internal and external sources for financing. These sources provided necessary funds to support the working capital needs of the Company; mainly to finance the Company’s strategic offerings.  There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event the Company is not able to generate additional funds, management will postpone any strategic investment until the financing will be sufficient. However, management believes as a result of the assets purchased to date, in accordance with the above-mentioned statement, the Company will be able to provide sufficient cash flow to support its standard operations for the next 9 months.

From time to time, the Company has issued promissory notes to fund its operations. As of March 31, 2013, the Company had an aggregate of $260,421 of indebtedness, including principal and accrued interest, outstanding resulting from a promissory note issued to K Group, Ltd. on July 5, 2012, bearing interest at the rate of 8.5% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Notes.

During the period ended March 31, 2013, we raised capital by consummating the following transactions:

■	On February 1, 2013, we sold 100% of our ownership in IDC Global, Inc. for net proceeds of $ 3,577,195 including cash received balanced against forgiven debt.

■	On February 12, 2013, we issued an aggregate of 500,000 restricted shares of Common Stock to a Board Member pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share, for total proceeds of $100,000.

■	On February 12, 2013, the Company issued an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share, for total proceeds of $50,000.

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all.

 Cash Flows

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net cash provided (used in) Operating Activities	$1,098,975	$(2,292,301)
Net cash provided (used) by Discontinued Operations	$-	$177,658
Net cash provided (used in) Investing Activities	$3,356,663	$258,103
Net cash provided (used in) Financing Activities	$(4,882,141)	$(9,996)
Effect of exchange rate changes on cash	$10,270	$(34,414)
Net increase (decrease) in cash and cash equivalents during the period	$(416,233)	$(1,900,950)
Cash and cash equivalents, beginning of period	$1,154,602	$3,142,308
Cash and cash equivalents, end of period	$738,369	$1,241,358

Net Cash provided by operating activities for the three month period ended March 31, 2013 was $1,098,975 compared to net cash used in operating activities of $2,292,301 for the three month period ended March 31, 2012 increasing by approximately $3,400,000. This change is primarily due to a decrease in Accounts Receivable, Prepaids, Other Receivables, Other Assets, and Assets Held for Sale for a total change of approximately $5,300,000,, Inventories of approximately $115,000, Deferred Tax Assets of approximately $700,000 offset by a decrease of Accounts Payable, Accrued Liabilities, Deferred Income, Other Liabilities and Liabilities Held for Sale of approximately $ 3,200,000 and an increase in Minority Interest losses of $180,000.

Net cash provided in investing activities during the three month period ended March 31, 2013 was $3,356,663, compared to cash provided by investing activities in the comparative period ended March 31, 2012 of $258,103 increasing by approximately $3,400,000. The increase was provided primarily by proceeds from the sale of IDC Global in February 2013.

Net cash used in financing activities during the three month period ended March 31, 2013 was $4,882,141, compared to net cash used in financing activities in the comparative period ended March 31, 2012 of $9,996 increasing by approximately $ 4,900,000. This change was primarily due to the reduction of bank and related party loans, and other borrowings.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, with the participation of our Interim Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2013, the Company issued an aggregate of 500,000 restricted shares of Common Stock to a Board Member pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On February 12, 2013, the Company issued an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On March 20, 2013, the Company issued an aggregate of 450,950 restricted shares of Common Stock to a Board Member pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on August 13, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On March 27, 2013, the Company issued an aggregate of 200,000 restricted shares of Common Stock to a Board Member pursuant to a February 26, 2013 amendment to a Secured Promissory Note Agreement entered into on October 26, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On March 27, 2013, the Company issued 200,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

Subsequent Events

•

Group Live N.V. operating under the laws of the Netherlands and a 100% subsidiary of GROUP declared its end of business May 31, 2012, registered in the commercial register June 22, 2012. Following the local procedures the Company has been dissolved from the register as per April 5, 2013, registered April 16, 2013.Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender’), a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated April 26, 2013 (the “Note”), to Mr. Baksa for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

▪	The Company intends on expediently paying off the amounts loaned in connection with the above referenced Loan Agreement. If needed, the Company will aggressively re-negotiate the terms of the Loan Agreement with the Lender.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

▪	The Company intends on expediently paying off the amounts loaned in connection with the above referenced Loan Agreement. If needed, the Company will aggressively re-negotiate the terms of the Loan Agreement with the Lender.

•	On May 29, 2013, the Company's Common Stock was moved from the OTC Bulletin Board to the Pink Sheets due to the Company's Common Stock not being quoted by a broker/dealer for more than four consecutive days and not meeting the requirements of 15c2-11 under the Exchange Act. The Company intends to solicit a FINRA-registered broker/dealer to apply to be a market maker for the Company's Common Stock and file a Form 211 with FINRA.

Item 6. Exhibits.

Exhibit
No.	Description

10.1(1)	Stock Purchase Agreement, dated February 1, 2013, by and among IDC Global, Inc., GBS Enterprises Incorporated and Global Telecom & Technology Americas, Inc.

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)*	XBRL Instance Document

101.SCH (2)*	XBRL Taxonomy Extension Schema Document

101.CAL (2)*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: June 13, 2013	By:	/s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: June 13, 2013	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

