Form 10-K/A
period 2012-12-31
GBS Enterprises Inc
filed 2013-06-14
CIK 1413754

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 14, 2013, there were 30,812,624 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on May 17, 2013 (the “Original Filing”), for the following purpose:

1.	To file revised audited financial statements under Item 8 of Form 10-K.

The Original Filing inadvertently contained an incorrect version of the financial statements which contained several typographical errors due to data processing and ministerial difficulties. The Company intends to file an amended Form 10-K to furnish the corrected financial statements in XBRL format as soon as possible.

Other than the foregoing, no changes have been made to the Company’s Form 10-K. This Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing date. The omitted Form 10-K Items contained in the Original Filing have not been amended and are incorporated by reference herein.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31 and 32, respectively, to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 1.

PART II

Item 8. Financial Statements and Supplementary Data.

The Company’s Audited Financial Statements, including the Company’s independent accountant’s audit report and the Company’s notes to the financial statements, follow the Signature Page to this Amendment No. 1 and are incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.:	Description:	Filed as an Exhibit to the following Company SEC Filing and Incorporated by Reference herein:
3.1	Articles of Incorporation	Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.1	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010	Form 10-K filed July 16, 2012
3.1.2	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010	Form 10-K/A filed November 7, 2011
3.1.3	Certificate of Incorporation, dated June 5, 2012, of GBS India Private Limited	Form 10-Q filed September 13, 2012
3.2	Bylaws	Form SB-2 (File No: 333-146748) filed January 14, 2008
4.1	Form of Private Placement Warrant	Form S-1(File No.: 333-180626) filed April 9, 2012
4.2	Form of Investor Warrant	Form 8-K filed March 30, 2012
4.3	Warrant, dated April 16, 2012, issued to Joerg Ott	Form 10-K filed April 16, 2012
7.1	Letter from Grant Thornton GmbH, addressed to the Securities and Exchange Commission, dated August 27, 2012	Form 8-K/A filed August 28, 2012
10.1	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam	Form 8-K filed September 21, 2009
10.2	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited	Form 8-K filed April 26, 2010
10.3	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott	Form 8-K filed April 26, 2010
10.4	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott	Form 8-K filed April 26, 2010
10.5	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam	Form 8-K filed April 26, 2010
10.6	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and LVM Landwirtschaftlicher Versicherungsverein AG	Form 10-Q/A filed May 20, 2011
10.7	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and MPire Capital City	Form 10-Q/A filed May 20, 2011
10.8	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Stone Mountain Ltd.	Form 10-Q/A filed May 20, 2011
10.9	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and Tuomo Tilman	Form 10-Q/A filed May 20, 2011
10.10	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and vbv Vitamin B Venture	Form 10-Q/A filed May 20, 2011
10.11	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Jyrki Salminen	Form 10-Q/A filed May 20, 2011
10.12	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and Delta Consult LP	Form 10-Q/A filed May 20, 2011

10.13	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and GAVF LLC	Form 10-Q/A filed May 20, 2011
10.14	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and K Group	Form 10-Q/A filed May 20, 2011
10.15	Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form 8-K filed October 4, 2011
10.16	Amendment, dated October 31, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.17	Amendment, dated November 30, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.18	Amendment, dated December 16, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.19	Acquisition Agreement, dated June 1, 2011, by and among GBS Enterprises Incorporated, GroupWare AG and the Selling Stockholder of GroupWare AG	Form 8-K filed June 27, 2011
10.20	Acquisition Agreement, dated July 15, 2011, by and among GBS Enterprises Incorporated, IDC Global, Inc., the IDC Shareholders’ Representative and Management Shareholders’ Representative	Form 8-K filed July 28, 2011
10.21*	Consultant Services Agreement, dated February 24, 2012, between GBS Enterprises Incorporated and Green Minds Venture GmbH	Form 8-K filed February 28, 2012
10.22*	Offer Letter, dated January 26, 2012, between the Company and David M. Darsch, as amended	Form 8-K filed March 6, 2012
10.23*	Offer Letter, dated January 26, 2012, between the Company and John A. Moore, Jr., as amended	Form 8-K filed March 6, 2012
10.24*	Offer Letter, dated January 26, 2012, between the Company and Mohammad Shihadah, as amended	Form 8-K filed March 6, 2012
10.25*	Offer Letter, dated February 24, 2012, between the Company and Stephen D. Baksa, as amended	Form 8-K filed March 6, 2012
10.26*	Offer Letter, dated January 23, 2012, between the Company and Woody A. Allen, as amended	Form 8-K filed March 6, 2012
10.27	Securities Purchase Agreement, dated April 16, 2012, between GBS Enterprises Incorporated and Joerg Ott	Form 10-K filed April 16, 2012
10.28	Note Purchase and Security Agreement, dated August 13, 2012, by and between GBS Enterprises Incorporated and John A. Moore, Jr. and Annedenise M. Moore	Form 8-K filed August 16, 2012
10.29	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)	Form 10-Q filed September 13, 2012
10.30	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)	Form 10-Q filed September 13, 2012
10.31	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited	Form 10-Q filed September 13, 2012
10.32	Note Purchase and Security Agreement, dated October 26, 2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.33	Secured Promissory Note, dated October 26,2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012

10.34	Common Stock Purchase Warrant, issued October 26, 2012, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed November 2, 2012
10.35	Note Purchase Agreement, dated October 29, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.36	Promissory Note, dated October 29, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.37	Note Purchase Agreement, dated November 14, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.38	Promissory Note, dated November 14, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.39	Note Purchase and Security Agreement, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.40	Secured Promissory Note, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.41	Common Stock Purchase Warrant, issued November 30, 2012, by GBS Enterprises Incorporated to Pike H. Sullivan	Form 8-K filed December 12, 2012
10.42	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed May 2, 2012
10.43	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2012
10.44	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2012
10.45	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
10.46	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
10.47	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
21.1	List of Subsidiaries	Form 10-K filed May 17, 2013
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	-
31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	-
32.1(1)	Section 1350 Certification of Principal Executive Officer	-
32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer	-
101.INS(2)	XBRL Instance Document	-
101.SCH(2)	XBRL Schema Document	-
101.CAL(2)	XBRL Calculation Linkbase Document	-
101.DEF(2)	XBRL Definition Linkbase Document	-
101.LAB(2)	XBRL Label Linkbase Document	-
101.PRE(2)	XBRL Presentation Linkbase Document	-

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

Date: June 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Joerg Ott	Chairman of the Board of Directors	June 14, 2013
Joerg Ott

/s/ Gary D. MacDonald	Interim Chief Executive Officer, Managing Director of	June 14, 2013
Gary D. MacDonald	Worldwide Operations, Exec. VP and Chief Corp. Dev. Officer and Director
(Principal Executive Officer)

/s/ Markus R. Ernst	Chief Financial Officer	June 14, 2013
Markus R. Ernst	(Principal Financial and Accounting Officer)

Director
Woody A. Allen

/s/ Stephen D. Baksa	Director	June 14, 2013
Stephen D. Baksa

Director
David M. Darsch

/s/ John A. Moore, Jr.	Director	June 14, 2013
John A. Moore, Jr.

/s/ Mohammad A. Shihadah	Director	June 14, 2013
Mohammad A. Shihadah

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

GBS Enterprises Incorporated

Annual Consolidated Balance Sheets

December 31, 2012 and December 31, 2011

(2011 Restated, Note 3)

(Audited)		Restated
	December 31,2012	December 31,2011
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 4	1,154,602	3,250,821
Accounts Receivable - Note 5	4,143,448	5,007,194
Inventories - Note 2	-	236,712
Prepaid expenses - Note 6	84,304	444,147
Other receivables - Note 7	676,976	1,020,010
Assets held for sale - Note 8	384,862	24,107
Total current assets	6,444,192	9,982,991

Assets held for sale - Note 8	1,846,645	-
Property, plant and equipment - Note 9	332,839	1,604,994
Non - Operating receivables - Note 10	428,422	548,909
Investment in related company, at equity	-	244,219
Deferred tax assets - Note 26	1,132,103	2,748,800
Goodwill - Note 11	34,254,881	39,221,603
Software - Note 12	12,207,031	14,258,610
Other assets - Note 13	156,379	93,268
Total non-current assets	50,358,300	58,720,403

Total assets	56,802,492	68,703,394

Liabilities and stockholders' equity
Current liabilities
Notes payable - Note 14	2,313,572	1,381,821
Liabilities to banks - Note 15	6,774	19,595
Accounts payables and accrued liabilities - Note 16	6,241,733	6,491,565
Deferred income - Note 17	6,099,570	6,476,582
Other liabilities - Note 18	860,032	4,256,410
Due to related parties	2,115,869	432,421
Liability held for sale	589,634	-
Total current liabilities	18,227,184	19,058,394

Liabilities to banks - Note 19	3,716,102	3,463,483
Retirement benefit obligation - Note 21	165,876	150,632
Other liabilities - Note 20	0	2,273,737
Liability held for sale	159,898
Total non-current liabilities	4,041,876	5,887,852

Total liabilities	22,269,060	24,946,246

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding:
29,461,664 shares of common stock
( 27,306,664 shares at December 31, 2011)	29,462	27,307
Additional paid in capital	49,691,195	47,446,318
Accumulated deficit	(18,974,582)	(12,147,666)
Other comprehensive income	442,841	494,206
	31,188,916	35,820,165
Noncontrolling interest in subsidiaries	3,344,516	7,936,983

Total stockholders' equity	34,533,432	43,757,148

Total stockholders' equity and liabilities	56,802,492	68,703,394

Subsequent events - Note 26

GBS Enterprises Incorporated

Annual Consolidated Statements of Operations

For the year ended December 31, 2012 and December 31, 2011

(2011 Restated, Note 3)

(Audited)		Restated
	2012	2011
	$	$
Revenues - Note 23
Products	21,195,435	21,787,910
Services	4,540,349	6,485,182
	25,735,784	28,273,092
Cost of goods sold
Products	5,638,228	5,575,747
Services	8,976,846	10,322,435
	14,615,074	15,898,182
Gross profit	11,120,710	12,374,910

Operating expenses
Selling expenses	12,102,534	15,426,600
Administrative expenses	5,962,875	6,160,961
General expenses	1,500,086	926,129
	19,565,495	22,513,690

Operating income (loss)	(8,444,785)	(10,138,779)

Other Income (expense) - Note 24
Other Income (expense)	(1,054,734)	(15,894,738)
Interest income	3,027	33,948
Interest expense	(480,086)	(406,407)
	(1,531,793)	(16,267,197)

Income (loss) before income taxes	(9,976,578)	(26,405,976)

Income tax (income) expense	1,432,252	(2,151,211)

Income before extraordinary items, discontinued operations	(11,408,830)	(24,254,766)

Discontinued operations (net of tax) - Note 27	40,607	521,979

Extraordinary items (value adjustment on good will)	0	0

Cumulative effect at beginning of year of changes in accounting principles	0	0

Net income (loss) before extraordinary items	(11,368,223)	(23,732,787)

Extraordinary items (value adjustment on goodwill)	0	0

Net income (loss)	(11,368,223)	(23,732,787)

Net income (loss) attributable to non controlling interest	(4,541,307)	(11,567,489)

Net income (loss) attributable to stockholders	(6,826,916)	(12,165,298)

Other comprehensive income (loss)	(102,525)	(125,751)
Other comprehensive income (loss) attributable to non noncontrolling interest	(51,160)	(62,750)
Other comprehensive income (loss) attributable to stockholders	(51,365)	(63,001)
Net income (loss) and comprehensive income (loss) attributed to stockholders	(6,878,281)	(12,228,299)

Net earnings (loss) per share, basic and diluted	$(0.233)	$(0.449)

Weighted average number of common stock outstanding, basic and diluted	29,461,664	27,247,958

GBS Enterprises Incorporated

Annual Consolidated Statements of Cash Flows

For the year ended December 31, 2012 and 2011

(2011 Restated, Note 3)

(Audited)		Restated
	December 31, 2012	December 31, 2011
	$	$

Cash flow from operating activties
Net loss / net income	(11,368,223)	(23,732,787)
Adjustments
Deferred income taxes	1,319,697	6,796,982
Depreciation and amortization	4,816,098	5,035,732
Write-down of Goodwill and Intangibles	0	0
Loss on Sale of Assets		266,269
Losses from equity investment	244,219	85,599
Minority interest losses	(4,541,307)	(143,736)
Changes in operating assets and liabilities:
Accounts receivable and other assets	953,133	(2,139,084)
Retirement benefit obligation	15,244	3,686
Inventories	236,712	114,172
Accounts payable and other liabilities	2,539,440	5,755,795
Net cash provided (used) by operating activities	(5,784,987)	(7,957,372)
Net cash provided (used) by discontinued	0	388,396

Cash flow from investing activties
Purchase (Sale) of intangible assets	(3,516,593)	(2,141,612)
Purchase of property, plant and equipment	(189,137)	(161,037)
Purchase of Subsidiaries	0	0
Proceeds from Sale of Subsidiaries	2,498,257	3,715,077
Increase (Decrease) in Financial assets	(416,357)	321,515
Net cash provided (used) in investing activities	(1,623,830)	1,733,943

Cash flow from financing activties
Net borrowings - banks	(239,798)	(2,484,597)
Other borrowings	3,392,208	2,460,438
Losses from related party	0	830,156
Capital paid-in	2,244,877	6,678,950
Net cash provided (used) in financing activities	5,397,287	7,484,947

Effect of exchange rate changes on cash	(84,689)	(144,058)

Net increase (decrease) in cash	(2,096,219)	1,505,856
Cash and cash equivalents - Beginning of the year	3,250,821	1,744,965

Cash and cash equivalents - End of year	1,154,602	3,250,821

GBS Enterprises Incorporated

Annual Consolidated Statements of Equity

For the year ended December 31, 2012 and December 31, 2011

(2011 Restated, Note 3)

(Audited)

				Accumulated		Equity
			Additional	Other		Attributable
	Common Stock		Paid in	Comprehensive	Accumulated	to Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	16,500,000	16,500	27,221,755	12,722,505	(12,147,666)	7,936,983	35,750,077

March 28, 2011, issued with sale of units at $1.25 /unit	6,044,000	6,044	6,672,906				6,678,950

April 1, 2011, issued on purchase of Pavone AG	999,790	1,000	4,899,000				4,900,000

April 1, 2011, Warrants issued for services	-	-	34,000				34,000

June 1, 2011, issued on purchase of GroupWare, Inc.	250,000	250	1,084,750				1,085,000

July 1, 2011, issued on purchase of IDC Global, Inc.	880,000	880	3,255,120				3,256,000

September 27, 2011, issued on purchase of SD Holdings Ltd.	612,874	613	1,255,837				1,256,450

December 13, 2011, warrants exercised at $1.50 /sh	2,020,000	2,020	3,022,950				3,024,970

Net comprehensive loss for the year				(12,228,299)	-	-	(12,228,299)

Balance, December 31, 2011	27,306,664	27,307	47,446,318	494,206	(12,147,666)	7,936,983	43,757,148

March 27, 2012, warrants exercised at $1.50 /sh	5,000	5	7,495				7,500

March 27, 2012, warrants excercised at $.50 /sh	400,000	400	199,600				200,000

March 30, 2012, warrants exercised at $.50 /sh	500,000	500	249,500				250,000

March 31, 2012, warrants issued for services	-	-	270,208				270,208

April 16, 2012, issued on sale of units at $1.50 /unit	120,000	120	179,880				180,000

April 28, 2012, issued on conversion of note into shares at $1.15 /sh	550,000	550	631,950				632,500

April 30, 2012, issued on conversion of note into shares at $1.15 /sh	400,000	400	459,600				460,000

April 30, 2012, issued on conversion of note and debt into shares at $1.15 /sh	150,000	150	172,350				172,500

May 15, 2012, issued on sale of units at $1.50 /unit	30,000	30	44,970				45,000

July 5, 2012, fair value of conversion on issuance of convertible debt	-	-	26,700				26,700

December 21, 2012, warrants issued for services	-	-	2,624				2,624

Net comprehensive loss for the year				(6,878,281)	-	-	(6,878,281)

Balance, December 31, 2012	29,461,664	29,462	49,691,195	(6,384,075)	(12,147,666)	7,936,983	39,125,899

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

While our products and services remain in use and demand, over the last several years, the market itself has been undergoing a paradigm shift. New technologies, especially in the areas of Cloud Computing and Mobile applications, have grown in popularity due to the potential cost savings and operational efficiencies they can offer. As organizations make investments in these new technologies, they are faced with highly complex and costly projects to migrate (“migration”) or replace their existing systems that don’t operate in the cloud or on mobile devices (“modernization”) - this includes their existing email and business applications that run on Lotus Notes and Domino.

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment - the development and maintenance of computer software programs and support products.

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. With the objective of reducing the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-loved asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having the likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed beginning April 1, 2013. Adoption of this new standard is not expected to have significant impact to the Company’s financial statement.

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

3.	CHANGEIN ACCOUNTING POLICIES

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

As of the financial statement date, Accounts Receivable was 4,143 KUSD (December 31, 2011 restated year end: 5,007 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations .

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

On February 1, 2013, IDC Global Inc. ("IDC“), entered into a Stock Purchase Agreement, with Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT”). GTT is a publicly traded (GTLT:OTC US) cloud network provider. Pursuant to the Agreement, the Company sold 100% of the issued and outstanding shares of capital stock of IDC (the “IDC Shares”) to GTT for an aggregate purchase price of $4,600,000 in cash.

KUSD
Asset
Cash
Other receivables	0.0
Intangible assets	0.0
Accruals	0.0

Note 9	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are measured at cost less scheduled straight-line depreciation.

Depreciation of the computer hardware listed as office equipment is distributed over a period of three to five years. The depreciation period for other office equipment is three to ten years. Office furnishings are depreciated over a period of eight to ten years. Leasehold Improvements are depreciated up to 40 years .

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

During the year ended December 31, 2012, the Company sold SD Holdings, Ltd., ebVokus GmbH. and dissolved Pavone Ltd., the effect of which was to reduce the goodwill associated with these subsidiaries. The reduction in goodwill attributed to GROUP Business Software AG (“GROUP”) resulted when the Company purchased additional shares of GROUP as disclosed in Note 1.

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

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

On July 5, 2012, the Company entered into a 3 separate unsecured convertible promissory notes, for a total of $552,500 bearing interest at 8.5% and due January 5, 2013. The conversion options were not exercised. Two of the investor whose investments totaled $302,500 were directors

The Company also issued common stock purchase warrants, entitling the holders to purchase 550,000 shares of common stock at $0.50 for a period of 3 years from issuance. The discounted value of the loans, using a rate of 20% was determined to be $526,000 and the discount of $26,800 was charge to debt discount and credited to additional paid in capital. The discount was amortized and charged to operations in 2012 .

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

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,099 KUSD (December 31, 2011 year end: 6,477 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms .

Note 18	OTHER LIABILITIES

On July 5, 2012, the Company entered into a 3 separate unsecured convertible promissory notes, for a total of $552,500 bearing interest at 8.5% and due January 5, 2013. The conversion options were not exercised. Two of the investor whose investments totaled $302,500 were directors

The Company also issued common stock purchase warrants, entitling the holders to purchase 550,000 shares of common stock at $0.50 for a period of 3 years from issuance. The discounted value of the loans, using a rate of 20% was determined to be $526,000 and the discount of $26,800 was charge to debt discount and credited to additional paid in capital. The discount was amortized and charged to operations in 2012 .

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

Note 21	LIABILITIES TO BANKS - LONG TERM

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

Note 22	OTHER LIABILITIES - LONG TERM

Other long-term liabilities as of the financial statement date of nil KUSD (December 31, 2011 year end: 2,274 KUSD) includes the following:

Other Long-Term Liabilities	12.31.12	12.31.11
	KUSD	KUSD

Purchase Assets L911	0	2,266
Purchase Shares GBS AG	0	0
Real Risk Ventures LLC	0	0
Related parties	0	0
Capital lease	0	8
	0	2,274

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

Black Scholes assumptions for warrants issued were as follows:

For the period ending	December 31, 2012 -	December 31, 2011

Volatility -	120.6 - 134.3%	77.1%

Risk free interest rate -	0.34% - 0.51%	1.19%

Expected life -	3 years	3 years

Dividend rate -	Nil	Nil

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

Discount rate - Future pension obligations are discounted at the end of each year based on the rate at which obligations could be effectively settled, considering the timing of estimated future cash flows related to the plans. This rate is based on high-quality bond yields, after allowing for call and default risk. High quality corporate bond yield indices are considered when selecting the discount rate.

Notes to the Consolidated Annual Financial Statements

December 31, 2012

GBS Enterprises Incorporated

(Audited)

Rate of compensation increase - the expected DBO for end of 2012/ 2013 is estimated to increase from $150 KUSD in 2011/ 2012 to $172 KUSD. The expected increase of the assets is estimated end of 2012/ 2013 by $5 KUSD

Expected return on plan assets - the expected rate of return on plan assets was determined by evaluating input from external consultants and economists as well as long-term inflation assumptions. The Company expects the long-term asset allocation to approximate the targeted allocation. Therefore, the expected long-term rate of return on plan assets is based on the target allocation of investment types in such assets. See plan assets discussion below for more information on GROUP AG’s target allocations.

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
Current service cost
Interest cost

3. GBS Corporation maintains a defined contribution 401(k) plan (“Qualified Plans”) for the benefit of the employees of GBS Corporation and Permessa Corporation. Contributions are made at the discretion of the participating employees. No obligation exists for employer contributions ..

Note 29	Discontinued Operations

Discontinued operations and their results of operations, financial position and cash flows are shown separately for all periods presented. Summarized financial information for discontinued operations is set forth below:

Revenues $300,632 $1,470,357 $3,052,716

Cost of Sales $453,157, $1,269,440  $2,076,599

Expenses $60,931  $1,314,358  $1,275,896

Net loss $(213,456)  $(1,113,441)  $(299,779)

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

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for a purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions, including a holdback of $217,477.86 for accounts receivable and which is to be paid by GTT to GBS within one business day of IDC receiving such payment, $334,000 for GroupLive liabilities and liens on IDC which is to be paid by GTT to GBS within three business days that GTT is reasonably satisfied that such liabilities and liens have been removed, less any amounts up to $125,000 which GTT or IDC is required to pay to either satisfy the obligations or purchase replacement equipment; and $528,777.93 for an outstanding dispute which is to be paid by GTT to GBS within three days that GTT is reasonably satisfied has been resolved, subject however to a term of 18 months from the closing date or, if after 18 months, the holdback is used to offset any indemnifications by GBS under the Agreement. The Purchase Price is also subject to adjustment on a dollar-for-dollar basis for adjustments the Net Working Capital (defined as Current Assets minus Current Liabilities) of IDC by GTT within 90 days of closing.

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