Form 10-Q
period 2011-03-31
GBS Enterprises Inc
filed 2013-07-01
CIK 1413754

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 1, 2013, there were 30,812,624  shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

As previously reported by the Company on a Form 8-K filed with the Commission on September 20, 2012, on September 19, 2012, the Company changed its fiscal year end from March 31st to December 31st, commencing on December 31, 2012. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had a December 31st fiscal year end and in reporting the Company’s financial statements, the Company, incorrectly applied of Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends. With the change in Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010. Accordingly, the unaudited financial statements for the fiscal quarters ended March 31, 2011 and 2010 have been restated to include the accounts of all consolidated companies for the same three months period. The restatement of the Company’s financial statements is not a change from one accounting policy that applies with GAAP to another accounting policy that complies with GAAP.

Except as otherwise noted herein, this Form 10-Q speaks as of the fiscal quarter ended March 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Unaudited Interim Consolidated Financial Statements

March 31, 2011

((Restated)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

March 31, 2011 and December 31, 2010 (Restated)

(Unaudited)

	Restated	Restated
	March 31,	December 31,
	2011	2010
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 7	9,031,340	1,872,068
Accounts Receivable - Note 8	4,896,092	5,712,157
Inventories - Note 3	-	-
Prepaid expenses - Note 9	1,648,093	1,420,662
Other current receivables - Note 10	837,034	1,983,219
Total current assets	16,412,559	10,988,106

Non-Current Assets
Property, plant and equipment - Note 11	320,117	297,011
Other non-current receivables - Note 12	1,401,566	1,370,374
Deferred tax assets	2,027,609	257,859
Goodwill - Note 13	39,688,967	31,004,262
Software - Note 14	16,900,047	16,360,884
Other assets - Note 15	228,544	223,780
Total non-current assets	60,566,850	49,514,170

Total assets	76,979,409	60,502,276

Liabilities and stockholders' equity
Current liabilities
Notes payable - Note 16	1,516,381	1,441,263
Liabilities to banks - Note 17	42,236	50,358
Accounts payables and accrued liabilities - Note 18	3,564,922	4,804,434
Deferred income - Note 19	10,503,660	6,212,630
Other short term liabilities - Note 20	2,906,138	2,821,898
Due to related parties - Note 21	0	-
Total current liabilities	18,533,337	15,330,583

Non - Current liabilities
Liabilities to banks - Note 22	0	780,801
Retirement benefit obligation	162,095	154,065
Deferred Tax Liabilities	798,010	-
Other Long-term liabilities	5,778,505	6,131,492
Total non-current liabilities	6,738,610	7,066,358

Total liabilities	25,271,947	22,396,941

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding:
22,544,000 shares of common stock
( shares of common stock at March 31, 2010)	22,544	33,462,416
Additional paid in capital	33,894,661	4,335,986
Accumulated deficit	(1,837,489)	(53,544)
Other comprehensive income	800,929	366,377

	32,880,645	38,111,235
Noncontrolling interest in subsidiaries	18,826,817	(5,900)

Total stockholders' equity	51,707,462	38,105,335

Total stockholders' equity and liabilities	76,979,409	60,502,276

Subsequent events - Note 27

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the three months ended March 31, 2011 and March 31, 2010 (Restated)

(Unaudited)

	Restated	Restated
	March 31,	March 31,
	2011	2010
	$	$

Revenues - Note 24
Products	4,451,106	5,448,002
Services	1,225,324	1,605,236
	5,676,430	7,053,238
Cost of goods sold
Products	721,901	1,444,248
Services	1,867,447	1,603,996
	2,589,348	3,048,244
Gross profit	3,087,082	4,004,994

Operating expenses
Selling expenses	3,663,474	3,367,119
Administrative expenses	1,443,505	1,004,334
General expenses	208,215	267,027
	5,315,195	4,638,480

Operating income (loss)	(2,228,113)	(633,486)

Other Income (expense) - Note 25
Other Income (expense)	(658,569)	1,253,753
Interest income	1,568	7,458
Interest expense	(99,723)	(94,155)
	(756,724)	1,167,056

Income (loss) before income taxes	(2,984,837)	533,570

Income tax (income) expense	(957,445)	93,475

Income before extraordinary items, discontinued operations	(2,027,391)	440,095

Discontinued operations = IDC
Discontinued operations = SD Holdings

Net income (loss) before extraordinary items	(2,027,391)	440,095

Extraordinary items (value adjustment on goodwill)	0	0

Net income (loss)	(2,027,391)	440,095

Net Loss Attributable to noncontrolling Interest	(172,271)	(10,726)
Net income (loss) attributable to stockholders	(1,855,120)	450,821

Other comprehensive income (loss)	(4,260)
Other comprehensive income (loss) attributable to noncontrolling interest	(2,126)
Other comprehensive income (loss) attributable to stockholders	(2,134)	0
Net income (loss) and comprehensive income (loss) attributed to stockholders	(1,857,255)	450,821

Net earnings (loss) per share, basic and diluted	$(0.509)

Weighted average number of common stock outstanding, basic and diluted	24,847,525

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the three months ended March 31, 2011 and March 31, 2010 (Restated)

(Unaudited)

	Restated	Restated
	March 31, 2011	March 31, 2010
	$	$

Cash flow from operating activties
Net loss / net income	(1,855,120)	450,821
Adjustments
Deferred income taxes	(971,740)	217,248
Depreciation and amortization	1,033,522	904,268
Consulting expense	38,870	-
Losses from equity investment	-	-
Loss on Sale of Assets	-
Minority interest losses	(172,271)	(10,855)
Changes in operating assets and liabilities
Accounts receivable and other assets	1,698,863	1,065,155
Retirement benefit obligation	8,030	(5,442)
Inventories		(3,030)
Accounts payable and other liabilities	2,782,771	254,852

Net cash provided (used) by operating activities	2,562,925	2,873,017
Net cash provided (used) by discontinued	-	-

Cash flow from investing activties
Sale of intangible assets	(788,923)	(1,801,133)
Purchase of property, plant and equipment	75,118	(13,844)
Write-down goodwill and intangibles	-	-
Proceeds from Sale of Subsidiaries	(2,596,000)	1,022,770
Increase in Financial assets	8,684,705	-

Net cash provided (used) in investing activities	5,374,899	(792,207)

Cash flow from financing activties
Net borrowings - banks	(788,923)	(674,463)
Other borrowings	75,118	-
Capital paid-in	-	-
Loans from related party	-	-

Net cash provided (used) in financing activities	(713,805)	(674,463)

Effect of exchange rate changes on cash	(64,748)	(1,208,147)

Net increase (decrease) in cash	7,159,271	198,200
Cash and cash equivalents - Beginning of the quarter	1,872,068	1,712,777

Cash and cash equivalents - End of Quarter	9,031,339	1,910,977

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Note 1	COMPANY AND BACKROUND

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s audited consolidated financial statements. All adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

Note 3	ACCOUNTING POLICIES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, the more significant of which are as follows:

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the quarter ended March 31, 2011 and 2010, include the accounts of all consolidated companies for the same three month period beginning January 1, 2011 and 2010 respectively. The Balance Sheets as at March 31, 2011 and March 31, 2010 have also been adjusted to include the accounts of all consolidated companies as of those dates.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Note 5 SUBSIDIARY COMPANIES

As of March 31, 2011, GBS Enterprises Incorporated had the following subsidiaries. Such subsidiaries were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

	Headquarters	Stockholders' Equity	Percentage of		Profit		Date
		as of	Subscribed Capital		of the		of the
		Restated 03/31/11			consolidated quarter		First Consolidation
		KUSD	KUSD	in %	KUSD	Ownership

ebVokus Software GmbH	Dresden (GER)	331	54	50.1%	(78)	I	1/11/2005
GROUP Business Software (UK) Ltd.	Manchester (UK)	(1,130)	23	50.1%	(74)	I	12/31/2005
GROUP Business Software Corp.	Woodstock, GA (USA)	(2,871)	1	50.1%	(1,237)	I	12/31/2005
Permessa Corporation	Waltham, MA (USA)	(286)	0	50.1%	82	I	9/22/2010
Relavis Corporation	Woodstock, GA (USA)	(469)	1	50.1%	12	I	1/8/2007
GROUP LIVE N.V.	Den Haag (NL)	(2,854)	134	50.1%	2	I	12/31/2005
GROUP Technologies GmbH	Karlsruhe (GER)	76	33	100%	0	D	10/1/2005
GROUP Business Software AG	Karlsruhe (GER)	39,167	33,788	50.1%	(599)	D	1/6/2011

D - Direct Subsidiary

I - Indirect Subsidiary

Indirect Subsidiaries are owned 50.1% through GROUP Business Software AG

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Note 6	SUBSIDIARY COMPANIES

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's interest in B.E.R.S AD, with acquisition costs of 265,000.00 Euros, is 50%. It was first consolidated on December 31, 2006.

		Total Value
		Assets Restated
		3.31.11	Debts	Sales Revenues	Annual Profit/Loss
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna (BUL)	186	59	379	-118

Note 7	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 9,031 KUSD (December 31, 2010 year end Restated: 1,872 KUSD).

Note 8	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 4,896 KUSD (December 31, 2010 year end Restated: 5,712 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 9	PREPAID EXPENSES

Prepaid expenses in the amount of 1,648 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2010 year end Restated: 1,421 KUSD).

Note 10	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 837 KUSD (December 31, 2010 year end Restated: 1,983 KUSD).

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2010	4,857.4	4,560.4	297.0
Additions
Disposals
Currency differences
Reclassifications
Updated 03/31/2011	5,114.1	4,794.0	320.1

Note 12	OTHER RECEIVABLES NON-CURRENT

The major components of the Non-current Receivables include the following:

•	The value of the 50% interest in the associated company B.E.R.S. AD with a book value of 291 KUSD (previous year: 350 KUSD).

•	The amount still outstanding against the purchaser of GEDYS IntraWare GmbH of 984 KUSD, being repaid in monthly installments of 20 KUSD

Note 13	GOODWILL

Goodwill derives from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill as of 3.31.11 in kUSD
global words AG	10.01.02	5,095.3
GROUP Technologies AG	09.01.05	4,479.7
GROUP Business Software Inc.	12.31.05	2,177.5
GROUP LIVE N.V.	12.31.05	1,324.2
zurückbehaltener GoF CRM	12.31.05	3,108.4
GROUP Business Software Ltd	12.31.05	2,765.1
ebVOKUS Software GmbH	10.01.05	443.6
GAP AG für GSM Applikationen und Produkte	12.31.05	1,913.9
Relavis Corporation	08.01.07	7,288.3
Permessa	09.22.10	2,387.4
GROUP Business Software AG	01.06.11	8,705.5
		39,688.9

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Amortization of concessions, industrial property and similar rights and assets, as well as licenses to such rights and assets are presented in the profit and loss statement under "Depreciation and Amortization."

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2010	30,000.0	17,792.0	12,208.0
Additions
Disposals
Currency differences
Reclassifications
Updated 03/31/2011	31,881.7	21,177.7	10,948.0

Note 15	OTHER ASSETS

The balance of this account of 229 KUSD primarily includes rent and other security deposits (December 31, 2010 year end Restated: 224 KUSD).

Note 16	NOTES PAYABLE

Notes Payable had a balance of $1,516,381 at March 31, 2011 (December 31, 2010 year end Restated: $1,441,263).

Note 17	LIABILITIES TO BANKS – CURRENT

Included in this account is an operating line of credit of 42 KUSD (December 31, 2010 year end Restated: 50 KUSD) with interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Note 18	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 1,130 KUSD (December 31, 2010 year end Restated: ___ KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

USD	Status				Currency	Status
	12/31/2010	Utilization	Dissolution	Increase	Differences	3/31/2011

Tax provision		()				62
Salary		()				902
Vacation		()				311
Workers Compensation Insurance Association		()				24
Compensation Levy for Non-Employment of Severely Handicapped Persons		()				4
Outstanding Invoices		()				774
Annual Financial Statement Costs		()				192
Other Provisions		()				98
Warranties		()				45
Gesture of Goodwill						0
Provision for Legal Costs		()				23
Severance		()				0
Total						2,435

Provisions for salaries of 902 KUSD (December 31, 2010 year end Restated: ___ KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 311 KUSD (December 31, 2010 year end Restated: ___ KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 774 KUSD (December 31, 2010 year end Restated: ___ KUSD) was created.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Other Provisions of 98 KUSD (December 31, 2010 year end Restated: ___ KUSD) include miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 192 KUSD (December 31, 2010 year end Restated: ___ KUSD).

A provision for anticipated legal consulting of 23 KUSD was recorded (December 31, 2010 year end Restated: __ KUSD).

For warranty claims, a provision of 45 KUSD (December 31, 2010 year end Restated: __ KUSD) was created determined by service income.

Note 19	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 10,504 KUSD (December 31, 2010 year end Restated: 6,213 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 20	OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 2,906 KUSD (December 31, 2010 year end Restated: 2,822 KUSD) are comprised of obligations and payments currently due for the purchase of assets from Lotus 911, Permessa and Salesplace.

Note 21	DUE TO RELATED PARTIES

Related parties basically refer to the Board of Directors, Supervisory Board, stockholders and associated companies.

Business transactions between the companies and its subsidiaries which are also considered to be related companies were eliminated through the consolidation and are not reflected within these footnotes to the consolidated statements.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Remuneration of the management occupying key positions in the Corporation subject to disclosure includes the remuneration of the Board of Directors and that of the Supervisory Board.

Note 22	LIABILITIES – NON-CURRENT

Liabilities to banks as of the financial statement date was 0 KUSD (December 31, 2010 year end Restated: 781 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling approx. 3,844 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The loan is provided with approx. 2,563 KUSD (2,000 KEUR) as an asset backed security and with 1,281 KUSD (1,000 KEUR) as a credit line backed up with the accounts receivables of GROUP AG. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, approx. 1,922 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and approx. 1,922 KUSD (1,500 KEUR) is fixed at 3.5%

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

Unless otherwise noted, in each instance where the Company issued its securities to a U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded the Company under Section 4(2) promulgated under the Securities Act due to the fact that it was an isolated issuance and did not involve a public offering of securities. In the instances where the Company issued its securities to a non-U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S promulgated under the Securities Act:

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Transactions occurring in 2011

•	In March 2011, the Company consummated a private placement offering (the “Private Placement”) of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000. Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The net proceeds of this offering were $6,878,950. The Company issued the Units and the securities underlying the Units under Section 4(2) and Rule 506 of Regulation D and Regulation S promulgated under the Securities Act.

•	In December, 2011, certain investors in the March 2011 Private Placement exercised their warrants at $1.50 per share for 2,020,000 shares of common stock, resulting in net proceeds of $3,024,970.

•	As disclosed in Note 26, the Company issued an aggregate 2,742,874 shares of common stock as partial consideration for the purchase of Pavone AG, GroupWare, Inc., SD Holdings Ltd and IDC Global, Inc. in 2011

Transactions occurring in 2012

•	In March, 2012, an investor in the March 2011 Private Placement exercised his warrants for 5,000 shares of common stock at $1.50 per share, resulting in proceeds of $7,500.

•	Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

•	On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 28, 2012, $632,500 in notes payable were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 30, 2012, $460,000 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

•	On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Mohammad A. Shihadah, a member of the Board. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Mr. Shihadah for the principal amount of $50,000, bearing interest at a rate of 8% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note.

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

The conversion was not exercised by September 30, 2012, therefore, as per the terms of the Loan Agreement K Group was issued a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

•	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Vitamin B Venture GmbH, an entity of which Joerg Ott, the Company’s Chairman, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Vitamin B Venture GmbH for the principal amount of $252,500, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note.

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Other changes in common stock are disclosed in Note 25, Supplementary Cash Flow Disclosures.

Options

The Company does not have any outstanding options.

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Black Scholes assumptions for warrants issued were as follows:

	For the period ended December 31,
	2012	2011
Volatility	120.6 – 134.3%	77.1%
Risk free interest rate	0.34% - 0.51%	1.19%
Expected Life	3 years	3 years
Dividend Rate	Nil	Nile

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

In March, 2012, the Company issued an aggregate of 2,020,000 warrants to five “accredited investors” pursuant to Section 4(2) of the Securities Act. Each investor warrant is exercisable for the three-year period commencing from the date of issuance for $0.50 per share of Common Stock and has the same terms as the Private Placement Warrants. As noted above, certain investors immediately exercised warrants and purchased 900,000 shares of common stock for $450,000.On March 27, 2012, the Company issued an aggregate of 250,000 warrants to three  outside consultants pursuant to Section 4(2) of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $1.10 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black Scholes pricing model was determined to $270,208 and this amount was recorded as a professional expense.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

	# of shares	Issue	Expiry	Strike	Fair value		Issued	Exercised	Balance
	allowed to	Date	Date	Price	at				End of
	purchase				Issuance				Period
	#			$	$		#	#	#
Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000	8,000,000.00
Issued for financing services		3/14/2011	3/14/2014	1.50	-		707,280	-	707,280	1,060,920.00
Issued for financing services		3/24/2011	3/24/2014	1.50	-		15,000	-	15,000	22,500.00
sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000	6,036,000.00
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000	150,000.00
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280	15,269,420.00	2.23

Opening - Jan 1, 2012	6,846,280							5,000	6,846,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000	275,000.00
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000	560,000.00
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000	180,000.00
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000	962,500.00
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000	875,000.00
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000	45,000.00
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000	275,000.00
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000	35,000.00
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	-	500,000	100,000.00
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	-	500,000	100,000.00
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875	3,543.75
Closing - March 31, 2013							5,136,875	905,000	11,083,155	3,411,043.75	0.31

(1) recorded as consulting expense

(2) recorded as legal expense

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Note 24          REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the three months ended March 31, 2011 are as follows:

Sales Revenues	3/31/2011
KUSD

Licenses	1,091
Maintenance	2,655
Partner Contribution	0
Service	1,225
Third-Party Products	397
LND Third-Party Products	285
Others	23
Discontinued Operations	0
5,676

Revenues by geographical area for the three months ended March 31, 2011 are as follows:

Sales Revenues	3/31/2011
by geographic area	KUSD

US	1,942
Germany	3,454
United Kingdom	280
Others	0
Discontinued Operations	0
5,676

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	3/31/2011
by geographic area	KUSD

US	103
Germany	210
United Kingdom	3
Others	4
Discontinued Operations	0
320

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

Note 25          OTHER INCOME/EXPENSE

At the financial statement date, Other expense was 757 KUSD (December 31, 2010 year end Restated: Other Income 1,167 KUSD).

Note 26          SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions  subsequent to March 31, 2011 were as follows. In each instance where the Company issued its securities to a U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded the Company under Section 4(2) promulgated under the Securities Act due to the fact that it was an isolated issuance and did not involve a public offering of securities. In the instances where the Company issued its securities to a non-U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S promulgated under the Securities Act:

•	On April 1, 2011, the Company acquired Pavone AG, for $350,000, assumption of $583,991 debt and 1,000,000 shares of common stock.

•	On June 1, 2011, the Company acquired GroupWare, Inc., for $250,000, assumption of $694,617 debt and 250,000 shares of common stock.

•	On July 25, 2011, the Company acquired IDC Global, Inc. for $750,000, $883,005 assumption of debt, $25,000 reimbursement for accounting and legal fees, $35,000 signing bonuses and 880,000 shares of common stock.
]

•	On September 27, 2011, the Company acquired SD Holdings, Ltd. for $525,529 and 612,874 shares of common stock.

•	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

•	On March 31, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes method, was determined to be $270,208 and recorded as Additional Paid-In Capital.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

•	On April 28, 2012, $632,500 in notes payable to RealRisk Ventures, LLC were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one share of common stock for $1.75 for a period of 3 years from the date of issuance.

•	On April 30, 2012, $460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one share of common stock for $1.75 for a period of 3 years from the date of issuance.

•	On April 30, 2012, $172,500 of accounts payable due to Vitamin B Venture, GmbH was converted into 150,000 shares of common stock in satisfaction of a converted note to Kjell Jahn.

•	On July 5, 2012, promissory notes for $552,500 were issued with an interest rate of 8.5% per annum and had a conversion feature. Similar notes without the conversion were issued with an interest rate of 20% per annum. Therefore, it was determined that the conversion feature had a value which was calculated by discounting the note as if the cost of capital was 20% and based on the due date set forth of 6 months. The calculated value was classified as discounted debt and amortized over the life of the promissory notes resulting in additional Interest expense and a credit to Additional Paid-In Capital for $26,700.

•	On December 21, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes method, was determined to be $2,624 and recorded as Additional Paid-In Capital.

•	On March 1, 2013, $700,000 of Notes Payable and Accounts Payable due to Vitamin B Venture GmbH was dissolved as payment against a Loan Payable from Group AG.

•	On March 20, 2013, 450,960 shares were issued at a rate of $0.30/share on conversion of accrued interest due on a Note Payable to John Moore, Jr., a member of the Board of Directors.

•	On March 27, 2013, 200,000 shares were issued at a rate of $0.30/share on conversion of accrued interest due on a Note Payable to Stephen D. Baksa, a member of the Board of Directors.

•	On March 27, 2013, 200,000 shares were issued in lieu of services and the fair value, based on the Black Scholes, method was determined to be $70,000 and recorded as Additional Paid-In Capital.

Note 27          OTHER SUBSEQUENT EVENTS

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

2012 Highlights

Subsidiary Restructurings in 2012

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. During the year ended December 31, 2012, we restructured the following subsidiaries:

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

B.E.R.S. AD. On November 23, 2012, GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

Group Life N.V, operating under the laws of the Netherlands and a 100% subsidiary of Group Business Software AG, declared its end of business May 31, 2012, registered in the commercial register June 22, 2012. Following the local procedures the Company has been dissolved from the register as per April 5, 2013, registered April 16, 2013. Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

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

Related Party Transactions

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

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013 , pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

Notes to the Unaudited Interim Consolidated Financial Statements

March 31, 2011 - Restated

GBS Enterprises Incorporated

•	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

•	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013 , pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

Other Information

On May 29, 2013, the Company’s Common Stock was moved from the OTC Bulletin Board to the Pink Sheets due to the Company’s Common Stock not being quoted by a broker/dealer for more than four consecutive days and not meeting the requirements of 15c2-11 under the Exchange Act. The Company’s common stock is currently quoted on the OTC Markets’ OTCQB under the symbol, “:GBSX.”

Note 28          COMPARATIVE STATEMENTS

In certain circumstances, the classification of accounts previously presented in 2011 has been changed to conform to the presentation used in 2013.

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

OVERVIEW

GBS Enterprises Incorporated, a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducts its primary business through its 50.1% owned subsidiary, GROUP Business Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market. GROUP caters primarily to mid-market and enterprise-size organizations with over 3,500 customers in 38 countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. GROUP also provides IBM Lotus Notes/Domino Application and Transformation technology. Headquartered in Eisenach, Germany, GROUP has offices throughout Europe and North America. The Company maintains a website at www.gbsx.us. GROUP maintains a website at www.gbs.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

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

On September 6, 2010, SWAV’s name was changed to GBS Enterprises Incorporated. On October 14, 2010, the Company’s trading symbol on the OTC Bulletin Board was changed from SWAV to GBSX. The Company’s common stock is currently quoted on the OTC Markets’ OTCQB under the symbol GBSX.

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

Results of Operations

Assets:

Total Assets increased from $60,502,276 at December 31, 2010 to $76,979,410 at March 31, 2011.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At March 31, 2011, Total Current Assets were $16,412,559 as compared to $10,988,106 at December 31, 2010. Total Current Assets consist of: Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Other Receivables-current and Assets Held for Sale.

■	Cash and Cash Equivalents increased from $1,872,068 at December 31, 2010 to $9,031,340 at March 31, 2011 as a result of our investments in strategic technology areas such as application migration and modernization, and cloud technology.

■	Accounts Receivable decreased from $5,712,157 at December 31, 2010 to $4,896,092 at March 31, 2011 due to increased collections and less sales.
49

■	Prepaid Expenses increased from $1,420,662 at December 31, 2010 to $1,648,093 at March 31, 2011 from prepaid rent, insurance and advances on technological events.

■	Other Receivables-current decreased from $1,983,219 at December 31, 2010 to $837,034 at March 31, 2011.

■	Assets Held for Sale remained unchanged, from $Nil at December 31, 2010 to $Nil at March 31, 2011.

Total Non-Current Assets

At March 31, 2011, Total Non-Current Assets were $60,566,850 as compared to $49,514,170 at December 31, 2010.  Total Non-Current Assets consist of: Property Plant and Equipment, Other Receivables non-current, Deferred Tax Assets, Goodwill, Software, Other Assets and Assets Held for Sale.

■	Net Property (plant and equipment) increased from $297,011 at December 31, 2010 to $320,117 at March 31, 2011.

■	Other Receivables non-current remained unchanged, from $Nil at December 31, 2010 to $Nil at March 31, 2011.

■	Deferred Tax Assets increased from $257,859 at December 31, 2010 to $2,027,609 at March 31, 2011 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill increased from $31,004,262 at December 31, 2010 to $39,688,967 at March 31, 2011.

■	Software increased from $16,360,884 at December 31, 2010 to $16,900,047 at March 31, 2011, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $223,780 at December 31, 2010 to $228,544 at March 31, 2011. This category includes rent and other security deposits.

■	Assets Held for Sale remained unchanged, from $Nil at December 31, 2010 to $Nil at March 31, 2011.

Liabilities

Total Liabilities increased from $22,369,941 at December 31, 2010 to $25,271,947 at March 31, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At March 31, 2011, Total Current Liabilities were $18,533,337, compared to $15,330,583 at December 31, 2010.  Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities, Amounts Due to Related Parties and Liabilities Held for Sale.

■	Notes Payable increased from $1,441,263 at December 31, 2010 to $1,516,381 at March 31, 2011 based on additional short terms loans during the quarter.

■	Liabilities to Banks decreased from $50,358 at December 31, 2010 to $42,236 at March 31, 2011 and included a line of credit and cash in transit.

■	Accounts Payable and Accrued Liabilities decreased from $4,804,434 at December 31, 2010 to $3,564,922 at March 31, 2011.

■	Deferred Income increased from $6,212,630 at December 31, 2010 to $10,503,660 at March 31, 2011, generally as a result of maintenance income collected in advance.

■	Other Liabilities increased from $2,821,898 at December 31, 2010 to $2,906,138 at March 31, 2011.

■	Amounts Due to Related Parties remained unchanged, from $Nil at December 31, 2010 to $Nil at March 31, 2011.

■	Liabilities Held for Sale remained unchanged, from $Nil at December 31, 2010 to $Nil at March 31, 2011.

Total Non-Current Liabilities

At March 31, 2011, our Total Non-Current Liabilities were $6,738,610, compared to $7,066,358 at December 31, 2010.  Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Liabilities Held for Sale.

■	Liabilities to Banks decreased from $780,801 at December 31, 2010 to $Nil at March 31, 2011 as a result of repayments on a long-term business loan/line of credit due to the Baden-Württembergische Bank, Stuttgart, Germany.

■	Retirement Benefit Obligation decreased from $154,065 at December 31, 2010 to $162,095 at March 31, 2011.

■	Deferred Tax Liabilities increased from $Nil at December 31, 2010 to $798,010 at March 31, 2011.

■	Other Liabilities decreased from $6,131,492 at December 31, 2010 to $5,778,505 at March 31, 2011

■	Liabilities Held for Sale remained unchanged, from $Nil at December 31, 2010 to $Nil at March 31, 2011.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

For the three months ended March 31, 2011, our total revenue decreased to $5,676,430 from $7,053,238 for the three months ended March 31, 2010.

The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division decreased to $4,451,106 for the three months ended March 31, 2011 from $5,448,002 for the three months ended March 31, 2010, a decline of $996,896 or 18.30%. The primary factors contributing to the decline were decreases in License revenues of $173,971 or 13.75%, Third Party Product revenues of $362,413 or 34.71%, Other revenues of $418,504 or 94.78%, and a decrease in Maintenance revenue of $42,008 or 1.56% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform. While such an investment decision might affect the core business of the Company and a decrease in License sales, it also ideally creates potential service engagements for our migration/modernization offerings.

The Service division decreased $379,912 or 23.67%, from $1,605,236 for the three months ended March 31, 2010 to $1,225,324 for the three months ended March 31, 2011. Mainly as a result of the strategic reorganization allowing for an intensified focus around servicing the modernization, mobilizing and migration market.

Cost of Goods Sold

For the three months ended March 31, 2011, total Cost of Goods Sold decreased to $3,101,698 from $4,173,174 for the three months ended March 31, 2010.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials. The second are the costs related to the Service division of revenue which includes; other operating expenses, depreciation & amortization expense, and personnel expenses.

Within the Costs of Goods Sold related to the Product division the Company was able to achieve a reduction in total cost of materials from $1,444,248 to $721,901 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The primary factors contributing to the Company’s reduction in Costs of Goods Sold related to the Product division of revenues were a $722,346 or 50.02% reduction in product material and third party product material costs, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Within the Costs of Goods Sold related to the Service division, the Company saw a $263,451 or 16.42% increase in the total costs of services, from $1,603,996 to $1,867,447 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The primary factor contributing to the Company’s additional costs of services was an increase in personnel costs, depreciation and amortization costs.

Operating Expenses

The Company’s total operating expense consist of three segments; selling, administrative and general expenses. For the three months ended March 31, 2011 total operating expenses increased to $5,315,195 from $4,638,480 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, Selling Expenses increased to $3,663,474 from $3,367,119 for the three months ended March 31, 2010.  The $296,356 or 8.80% increase was primarily due to increases in cost of materials, personnel expense and in other selling expense within the Selling expense segment.

For the three months ended March 31, 2011, administrative expense increased by $439,171 or 43.73%, to $1,443,505 from $1,004,334 for the three months ended March 31, 2010. This was primarily due to increases in personnel costs and other administrative expense related to the Company’s acquisition of subsidiary companies as well as an increases in compliance costs.

For the three months ended March 31, 2011, General Expenses slightly decreased $58,812 or 22.02% to $208,215 from $267,027 for the three months ended March 31, 2010.

Other Income (Expense)

For the three months ended March 31, 2011, Other Expense of $756,724 decreased from Other income of $1,167,056 for the three months ended March 31, 2010. This change is primarily due to decreased of Other Income of $1,912,322 and a net decrease in Interest Expense of $11,458 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Liquidity & Capital Resources

As March 31, 2011, the Company had $9,031,340 in cash and cash equivalents, compared to $1,872,068 at December 31, 2010.

In March 2011 we consummated a private placement of Units for $1.25 per Unit for total gross proceeds of $7,555,000 (the “Private Placement”). The net proceeds of this offering were $6,839,327.25. Each Unit consisted of one share of common stock and one warrant exercisable to purchase one share of common stock from the date of grant until the third anniversary of the date of grant for $1.50 per share (the “Private Placement Warrants”).

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

Subsequent Events — Liquidity & Capital Resources as of March 31, 2013

During the entire fiscal year 2011 and for the first three months of 2013, the Company was in constant contact with internal and external sources for financing. These sources provided necessary funds to support the working capital needs of the Company; mainly to finance the Company’s strategic offerings.  There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event the Company is not able to generate additional funds, management will postpone any strategic investment until the financing will be sufficient. However, management believes as a result of the assets purchased to date, in accordance with the above-mentioned statement, the Company will be able to provide sufficient cash flow to support its standard operations for the next 9 months.

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

 Cash Flows

	Three Months Ended March 31,
		2010

Net cash provided (used in) Operating Activities	$1,098,975	$(2,292,301)
Net cash provided (used) by Discontinued	$–	$177,658
Net cash provided (used in) Investing Activities	$3,697,525	$258,103
Net cash provided (used in) Financing Activities	$(4,882,141)	$(9,996)
Effect of exchange rate changes on cash	$(330,592)	$(34,414)
Net increase (decrease) in cash and cash equivalents during the period	$(416,233)	$(1,900,950)
Cash and cash equivalents, beginning of period	$1,154,602	$3,142,308
Cash and cash equivalents, end of period	$738,369	$1,241,358

Net Cash provided by operating activities for the three month period ended March 31, 2011 was $1,098,975 compared to net cash used in operating activities of $2,292,301 for the three month period ended March 31, 2010 increasing by approximately $3,400,000. This change is primarily due to a decrease in Accounts Receivable, Prepaids, Other Receivables, Other Assets, and Assets Held for Sale for a total change of approximately $5,300,000,, Inventories of approximately $115,000, Deferred Tax Assets of approximately $700,000 offset by a decrease of Accounts Payable, Accrued Liabilities, Deferred Income, Other Liabilities and Liabilities Held for Sale of approximately $ 3,200,000 and an increase in Minority Interest losses of $180,000.

Net cash provided in investing activities during the three month period ended March 31, 2011 was $3,697,525, compared to cash provided by investing activities in the comparative period ended March 31, 2010 of $258,103 increasing by approximately $3,400,000. The increase was provided primarily by proceeds from the sale of IDC Global in February 2013

Net cash used in financing activities during the three month period ended March 31, 2011 was $4,882,141, compared to net cash used in financing activities in the comparative period ended March 31, 2010 of $9,996 increasing by approximately $ 4,900,000 for the three month period ended March 31, 2011.This change was primarily due to the reduction of bank and related party loans, and other borrowings..

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

Currency Risk

We use the US dollar as our reporting currency.  The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British pound, and the Indian rupee.  Accordingly, some assets and liabilities are incurred in those currencies and we are subject to foreign currency risks.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is hereby made to Notes 23 and 26 to the Unaudited Interim Consolidated Financial Statements included under Part I. Item 1 of this Form 10-Q and such information is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

Subsequent Events

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

2012 Highlights

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

B.E.R.S. AD. On November 23, 2012, GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

Group Life N.V, operating under the laws of the Netherlands and a 100% subsidiary of Group Business Software AG, declared its end of business May 31, 2012, registered in the commercial register June 22, 2012. Following the local procedures the Company has been dissolved from the register as per April 5, 2013, registered April 16, 2013. Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

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

Related Party Transactions

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

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013 , pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

o	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

o	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013 , pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

Other Information

On May 29, 2013, the Company’s Common Stock was moved from the OTC Bulletin Board to the Pink Sheets due to the Company’s Common Stock not being quoted by a broker/dealer for more than four consecutive days and not meeting the requirements of 15c2-11 under the Exchange Act. The Company’s common stock is currently quoted on the OTC Markets’ OTCQB under the symbol, “:GBSX.”

Item 6. Exhibits.

Exhibit
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

GBS ENTERPRISES INCORPORATED

Date: July 1, 2013	By:	/s/ Gary D. MacDonald
Gary D. MacDonald
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 1, 2013	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

