Form 10-Q/A
period 2011-06-30
GBS Enterprises Inc
filed 2013-07-16
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 15, 2013, there were 30,812,624  shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment No. 3 to its Form 10Q for the fiscal quarter ended June 30, 2011 originally filed with the Securities and Exchange Commission on August 19, 2011 (the “Original Filing”) and subsequently amended on September 14, 2011, and March 23, 2012. As previously reported by the Company on a Form 8-K filed with the Commission on September 20, 2012, on September 19, 2012, the Company changed its fiscal year end from March 31st to December 31st, commencing on December 31, 2012. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had a December 31st fiscal year end and in reporting the Company’s financial statements, the Company, incorrectly applied of Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends. With the change in Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010. Accordingly, the unaudited financial statements for the fiscal quarters ended September 30, 2011 and 2010 have been restated in this Amendment No. 3 in the Form 10-Q for the fiscal quarter ended June 30, 2011 to include the accounts of all consolidated companies for the same three and six month periods. The restatement of the Company’s financial statements is not a change from one accounting policy that applies with GAAP to another accounting policy that complies with GAAP.

Except as otherwise noted herein, this Form 10-Q/A continues to speak as of the date of the Original Filing.

3

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Unaudited Interim Consolidated Financial Statements

June 30, 2011

(Restated)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

Restated and Unaudited

	Restated	Restated
	June 30,	December 31,
	2011	2010
	$	$
Assets

Current Assets
Cash and cash equivalents - Note 7	6,014,411	1,872,068
Accounts Receivable - Note 8	5,280,334	5,712,157
Inventories - Note 3	267,837	0
Prepaid expenses - Note 9	1,661,329	1,420,662
Other current receivables - Note 10	585,781	1,983,219
Total current assets	13,809,692	10,988,106

Non-Current Assets
Property, plant and equipment - Note 11	508,617	297,011
Other non-current receivables - Note 12	1,013,392	1,370,374
Deferred tax assets	2,592,096	257,859
Goodwill - Note 13	45,639,472	31,004,262
Software - Note 14	17,951,921	16,360,884
Other assets - Note 15	324,709	223,780
Total non-current assets	68,030,207	49,514,170

Total assets	81,839,899	60,502,276

Liabilities and stockholders' equity

Current liabilities
Notes payable - Note 16	1,547,852	1,441,263
Liabilities to banks - Note 17	107,318	50,358
Accounts payables and accrued liabilities - Note 18	4,390,834	4,804,434
Deferred income - Note 19	9,033,714	6,212,630
Other short term liabilities - Note 20	2,611,146	2,821,898
Due to related parties - Note 21	0	0
Total current liabilities	17,690,864	15,330,583

Non - Current liabilities
Liabilities to banks - Note 22	3,197,482	780,801
Retirement benefit obligation	173,191	154,065
Deferred Tax Liabilities	690,574	0
Other long term liabilities	4,330,411	6,131,492
Total non-current liabilities	8,391,658	7,066,358

Total liabilities	26,082,522	22,396,941

Stockholders' equity

Capital stock - Note 23
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
23,793,790 shares of common stock	23,794	33,462,416
Additional paid in capital	39,912,411	4,335,986
Accumulated deficit	(1,571,101)	(53,544)
Other comprehensive income	16,747	366,377
	38,381,851	38,111,235
Noncontrolling interest in subsidiaries	17,375,526	(5,900)

Total stockholders' equity	55,757,377	38,105,335

Total stockholders' equity and liabilities	81,839,899	60,502,276

Subsequent events - Note 27

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

Restated and Unaudited

	For the Three Months Ended		For the Six Months Ended
	Restated	Restated	Restated	Restated
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	$	$	$	$

Revenues - Note 24
Products	5,523,620	4,401,214	9,974,726	9,849,216
Services	1,890,983	1,143,127	3,116,307	2,748,363
	7,414,602	5,544,341	13,091,032	12,597,579
Cost of goods sold
Products	1,378,563	1,453,633	2,100,464	2,897,881
Services	2,182,043	1,467,311	4,049,490	3,071,308
	3,560,606	2,920,945	6,149,954	5,969,189
Gross profit	3,853,996	2,623,397	6,941,078	6,628,391

Operating expenses
Selling expenses	4,305,380	2,133,774	7,968,855	5,500,893
Administrative expenses	1,415,174	1,004,742	2,858,679	2,009,077
General expenses	483,828	279,166	692,043	546,193
	6,204,382	3,417,682	11,519,577	8,056,162

Operating income (loss)	(2,350,386)	(794,285)	(4,578,499)	(1,427,771)

Other Income (expense) - Note 25
Other Income (expense)	969,115	145,440	310,547	1,399,193
Interest income	12,607	9,630	14,174	17,088
Interest expense	(101,717)	(125,898)	(201,440)	(220,053)
	880,005	29,171	123,281	1,196,227

Income (loss) before income taxes	(1,470,380)	(765,114)	(4,455,217)	(231,544)

Income tax (income) expense	(625,627)	(53,399)	(1,583,072)	40,076

Income before extraordinary items,
discontinued operations	(844,754)	(711,714)	(2,872,145)	(271,620)

Discontinued operations	0	0	0	0

Net income (loss) before extraordinary items	(844,754)	(711,714)	(2,872,145)	(271,620)

Extraordinary items	0	0	0	0

Net income (loss)	(844,754)	(711,714)	(2,872,145)	(271,620)

Net Loss attributable to noncontrolling Interest	(1,451,292)	1,155	(1,623,563)	(9,571)
Net income (loss) attributable to stockholders	606,538	(712,869)	(1,248,582)	(262,049)

Other comprehensive income (loss)	(359,008)	0	(363,268)	0
Other comprehensive income (loss)	0	0
attributable to noncontrolling interest	(179,145)	0	(181,271)	0
Other comprehensive income (loss)
attributable to stockholders	(179,863)	0	(181,997)	0
Net income (loss) and comprehensive income (loss) attributed to stockholders	426,675	(712,869)	(1,430,580)	(262,049)

Net earnings (loss) per share, basic and diluted	0.018	(1)	(0.071)	(1)

Weighted average number of common stock outstanding, basic and diluted	23,623,460	(1)	20,209,453	(1)

(1) N/A. No determination of weighted average or earnings per shares was calculated as this was a predecessor company and comparison is not relevant.

GBS Enterprises Incorporated
Interim Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and June 30, 2010
Restated and Unaudited	Restated	Restated
	June 30, 2011	June 30, 2010
	$	$

Cash flow from operating activities
Net loss / net income	(1,248,582)	(262,049)
Adjustments:
Deferred income taxes	(1,643,663)	306,911
Depreciation and amortization	2,934,950	1,858,692
Consulting expense	34,000	-
Losses from equity investment	-	-
Loss on Sale of Assets	-	-
Minority interest losses	(1,623,563)	(9,571)
Changes in operating assets and liabilities:
Accounts receivable and other assets	1,844,647	3,487,307
Retirement benefit obligation	19,126	(7,376)
Inventories	(267,837)	(9,828)
Accounts payable and other liabilities	395,651	(1,187,928)

Net cash provided (used) by operating activities	444,729	4,176,158
Net cash provided (used) by discontinued	-

Cash flow from investing activities
Sale (Purchase) of intangible assets	(4,482,700)	(3,613,863)
Purchase of property, plant and equipment	(254,892)	-
Write-down goodwill and intangibles	-	-
Proceeds (Purchase) of Subsidiaries	(600,000)	2,236,230
Increase (Decrease) in Financial assets	4,627,362	-

Net cash provided (used) in investing activities	(710,231)	(1,377,633)

Cash flow from financing activities
Net borrowings - banks	2,473,641	307,159
Other borrowings	106,589	-
Capital paid-in	-	-
Loans from related party	-	-

Net cash provided (used) in financing activities	2,580,230	307,159

Effect of exchange rate changes on cash	1,827,615	(3,152,069)

Net increase (decrease) in cash	4,142,343	(46,385)
Cash and cash equivalents - Beginning of year	1,872,068	1,708,771

Cash and cash equivalents - End of Quarter	6,014,411	1,662,386

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

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

Our software and services are designed to mainly serve organizations that have investments in IBM’s Lotus® Notes and Domino platform. The IBM Lotus® Notes and Domino platform is both a system for enterprise email as well as an application platform, meaning that it can be used as both an email system and an environment in which business applications can be deployed and used. This platform was originally brought to market by Lotus Development Corp. in 1989, and was subsequently acquired by IBM in 1995. According to Radiate, in 2011, IBM Lotus Domino will have a worldwide installed base of 189 million mailboxes. Currently, the installed base for On-Premises IBM Lotus Domino mailboxes represents the majority of worldwide IBM Lotus Domino mailboxes, accounting for 87% of worldwide IBM Lotus Domino mailboxes. By 2015, this percentage is expected to decrease to 80%, as hosted email grows in popularity. (The Radiate Group Inc., April 2011, “IBM Lotus Notes/Domino Market Analysis, 2011-2015”)

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

We, through our subsidiaries, have executed our strategy to acquire companies, which have developed software and specialized services for the Lotus Notes and Domino market. This growth by acquisition strategy has resulted in less competition for our software products; a large concentration of highly skilled employees with unique expertise in the area of Lotus Notes and Domino; staff and physical offices on three continents providing greater access to a global market; significant market awareness and greater market share amongst organizations that use Lotus Notes and Domino; and a comprehensive portfolio of solutions specific to the needs and requirements of organizations which use Lotus Notes and Domino.

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

June 30, 2011 - Restated and Unaudited

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

June 30, 2011 - Restated and Unaudited

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

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

GroupWare, Inc. On June 1, 2011, we acquired 100% of the outstanding common stock of GroupWare, Inc., a Florida corporation (“GroupWare”), for $250,000 and 250,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $694,617 in debt was $2,029,617

Additional Acquisition

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

Comprehensive Income (Loss)

The Company adopted the FASB Codification topic (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments and small net actuarial losses on pension plans.

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 4 CHANGE IN ACCOUNTING POLICIES

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the quarter ended June 30, 2011 and 2010, include the accounts of all consolidated companies for the same three month period beginning January 1, 2011 and 2010 respectively. The Balance Sheets as at June 30, 2011 and June 30, 2010 have also been adjusted to include the accounts of all consolidated companies as of those dates.

In accordance with ASC 250, effects of this restatement to the respective statements are shown below:

	For the six months ended
	Restated	Unaudited
	June 30, 2011	September 30, 2011	Difference
	$	$	$
Assets
Current Assets
Cash and cash equivalents	6,014,411	2,791,068	3,223,343
Accounts receivable	5,280,334	5,280,334	(0)
Inventories	267,837	267,837	0
Prepaid expenses	1,661,329	1,660,330	999
Other receivables	585,781	576,615	9,166
Total current assets	13,809,692	10,576,184	3,233,508

Equity investments in related parties		317,010	(317,010)
Property, plant and equipment	508,617	506,185	2,432
other non-current receivables	1,013,392	2,834,163	(1,820,771)
Deferred tax assets	2,592,096	2,592,096	(0)
Goodwill	45,639,472	49,705,472	(4,066,000)
Software	17,951,921	17,901,923	49,998
Other assets	324,709	324,709	0
Total non-current assets	68,030,207	74,181,558	(6,151,351)

Total assets	81,839,899	84,757,742	(2,917,843)

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,547,852	1,547,851	1
Liabilities to banks	107,318	107,324	(6)
Accounts payable and accrued liabilities	4,390,834	4,552,446	(161,612)
Other liabilities	2,611,146	1,942,553	668,593
Deferred income	9,033,714	9,033,714	0
Due to related parties		580,422
Total current liabilities	17,690,865	17,764,310	(73,445)

Liabilities to banks	3,197,482	3,197,482	0
Deferred tax liabilities	690,574	690,574	(0)
Retirement benefit obligation	173,191	173,191	0
Other liabilities	4,330,411	4,330,411	0
Total non-current liabilities	8,391,658	8,391,658	0

Total liabilities	26,082,523	26,155,968	(73,445)

Shareholders' equity
Capital Stock
Authorized:
75,000,000 common shares and
25,000,000 preferred shares each with a
par value of $.001
Issued and outstanding

	23,794	24,674	(880)
Additional paid in capital	39,912,411	43,167,531	(3,255,120)
Accumulated deficit	(1,571,101)	(1,982,705)	411,604
Other comprehensive income	16,747	1,585	15,162
Total shareholders' equity	38,381,851	41,211,085	(2,829,234)

Non-controlling interest in subsidiaries	17,375,526	17,390,689	(15,163)

Total equity and liabilities	81,839,899	84,757,742	(2,917,843)

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

	For the six months ended
	Restated	Unaudited
	June 30, 2011	September 30, 2011	Difference
	$	$	$
Net sales	13,091,032	13,091,032	0
Cost of goods sold	6,149,954	6,149,954	0
Gross profit	6,941,078	6,941,078	0

Operating expenses
Selling expenses	7,968,855	7,968,855	(0)
Administrative expenses	2,858,679	3,257,139	(398,460)
General expenses	692,043	700,855	(8,812)
	11,519,577	11,926,849	(407,272)

Operating income	(4,578,499)	(4,985,771)	407,272

Other Income (expense)
Other Income (expense)	310,547	310,547	(0)
Interest income	14,174	16,887	(2,713)
Interest expense	(201,440)	(208,484)	7,044
	123,281	118,950	4,331

Income (loss) before income taxes	(4,455,217)	(4,866,821)	411,604

Income tax (income) expense	(1,583,072)	(1,583,072)	(0)

Net income (loss)	(2,872,145)	(3,283,749)	411,604

Net income (loss) attributable to non-controlling interest	(1,623,563)	(1,623,563)	0

Net income (loss) attributable to shareholders	(1,248,582)	(1,660,186)	411,604

Other comprehensive income (loss)	(363,268)	30,387	(393,655)

Net income (loss) and comprehensive income (loss) attributed to shareholders	(1,430,580)	(1,644,962)	214,382

Basic and diluted income (loss) per share	(0.071)	(0.069)	(0)

Weighted average number of shares outstanding	20,209,453	24,037,461	(3,828,008)

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

	For the six months ended
	Restated	Unaudited
	June 30, 2011	September 30, 2011	Difference
	$	$	$
Cash flow from operating activities
Net loss / net income	(1,248,582)	(1,660,186)	411,604
Adjustments
Deferred income taxes	(1,643,663)	(1,643,836)	173
Depreciation and amortization	2,934,950	2,280,760	654,190
Loss from equity investment		(26,037)	26,037
Consulting Expense	34,000		34,000
Minority interest losses	(1,623,563)	(1,623,563)	0
Changes in operating assets and liabilities
Accounts receivable and other assets	1,844,647	1,827,210	17,437
Retirement benefit obligation	19,126	(101,080)	120,206
Inventories	(267,837)	(267,837)	0
Accounts payable and other liabilities	395,651	1,645,061	(1,249,410)
Net cash provided by operating activities	444,729	430,492	14,237

Cash flow from investing activities
Sale (Purchase) of intangible assets	(4,482,700)	(4,346,981)	(135,719)
Purchase of property, plant and equipment	(254,892)	(304,002)	49,110
Proceeds (Purchase) of subsidiaries	(600,000)		(600,000)
Currency differences			0
Increase (Decrease) in financial assets	4,627,362	(1,996,682)	6,624,044
Net cash used in investing activities	(710,231)	(6,647,665)	5,937,434

Cash flow from financing activities
Net borrowings - banks	2,473,641	2,474,205	(564)
Other borrowings	106,589	(1,777,733)	1,884,322
Loans from related party		(249,734)
Net cash used in financing activities	2,580,230	446,738	2,133,492

Effect of exchange rate changes on cash	1,827,615	30,639	1,796,976

Net increase in cash	4,142,343	(5,739,796)	9,882,139
Cash and cash equivalents - Beginning of the period	1,872,068	8,530,864	(6,658,796)

Cash and cash equivalents - End of period	6,014,411	2,791,068	3,223,343

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 5 SUBSIDIARY COMPANIES

As of June 30, 2011, GBS Enterprises Incorporated had the following subsidiaries. Such subsidiaries were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

	Headquarters	Stockholders’ Equity as of Restated 06/31/11	Percentage of Subscribed Capital		Profit of the consolidated quarter	Ownership	Date of the First Consolidation
		KUSD	KUSD	in %	KUSD
ebVokus Software GmbH	Dresden (GER)	317	54	50.1%	(78)	I	1/11/2005
GROUP Business Software (UK) Ltd.	Manchester (UK)	1,365	23	50.1%	(88)	I	12/31/2005
GROUP Business Software Corp.	Woodstock, GA (USA)	(11,632)	1	50.1%	(3,867)	I	12/31/2005
Permessa Corporation	Waltham, MA (USA)	(5)	0	50.1%	667	I	9/22/2010
Relavis Corporation	Woodstock, GA (USA)	(791)	2	50.1%	18	I	1/8/2007
GROUP LIVE N.V.	Den Haag (NL)	(3,377)	134	50.1%	(8)	I	12/31/2005
Pavone AG	Paderborn (GER)	(1,242)	47	100%	(614)		4/1/2011
Pavone Ltd.	North Yorkshire (UK)	(79)	587	100%	(4)		4/1/2011
GROUP Business Software AG	Karlsruhe (GER)	25,481	29	Reverse 50.1%	(1,276)	D	1/6/2011
Groupware Inc.	Woodstock, GA (USA)	(482)	1	100. %	0		6/1/2011

D - Direct Subsidiary

I - Indirect Subsidiary Indirect Subsidiaries are owned 50.1% through GROUP Business Software AG

Note 6 ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG’s interest in B.E.R.S AD, with acquisition costs of 265,000.00 Euros, is 50%. It was first consolidated on December 31, 2006.

		Total Value
		Assets Restated
	Headquarters	6.30.11	Debts	Sales Revenues	Annual Profit/Loss
Associated Companies		KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna (BUL)	271	103	382	37

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 7 CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 6,014 KUSD (December 31, 2010 year end restated: 1,872 KUSD).

Note 8 ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 5,280 KUSD (December 31, 2010 end restated: 5,712 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 9 PREPAID EXPENSES

Prepaid expenses in the amount of 1,661 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2010 year end restated: 1,421 KUSD).

Note 10 OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 586 KUSD (December 31, 2010 year end restated: 1,983 KUSD).

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 12/31/2010	5,114.1	4,817.1	297.0
Additions	228.5	71.4	157.1
Disposals	2.8	2.8	0
Currency differences	69.6	15.1	54.5
Reclassifications
Updated 06/30/2011	5,409.4	4,900.8	508.6

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 12 OTHER RECEIVABLES NON-CURRENT

The Non-current Receivables of the financial statement date were 1,014 KUSD (December 31, 2010 restated 1,370 KUSD) include the following:

The value of the 50% interest in the associated company B.E.R.S. AD with a book value of 291 KUSD.

The amount still outstanding against the purchaser of GEDYS IntraWare GmbH of 984 KUSD, being repaid in monthly installments of 20 KUSD.

Note 13 GOODWILL

Goodwill derives from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill as of 6.30.11 in kUSD
global words AG	10.01.02	5,095.3
GROUP Technologies AG	09.01.05	4,479.7
GROUP Business Software Inc.	12.31.05	2,177.5
GROUP LIVE N.V.	12.31.05	1,324.2
zurückbehaltener GoF CRM	12.31.05	3,108.4
GROUP Business Software Ltd	12.31.05	2,765.1
ebVOKUS Software GmbH	10.01.05	443.6
GAP AG für GSM Applikationen und Produkte	12.31.05	1,913.9
Relavis Corporation	08.01.07	7,288.3
Permessa	09.22.10	2,387.4
GROUP Business Software AG	01.06.11	8,705.5
Pavone AG	04.01.11	4,957.8
Groupware Inc.	06.01.11	992.8
		45,639.5

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

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

Amortization of concessions, industrial property and similar rights and assets, as well as licenses to such rights and assets are presented in the profit and loss statement under “Depreciation and Amortization.”

Concessions and licenses	Development of the cost	Development of accumulated depreciation	Balance
kUSD

Updated 12/31/2010	29,497.4	13,136.6	16,360.8
Additions	1,771.4	0	1,771.4
Disposals	180.6	0.3	180.3
Currency differences	0	0	0
Reclassifications	0	0	0
Updated 06/31/2011	31,088.2	13,136.3	17,951.9

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 15 OTHER ASSETS

The balance of this account of 325 KUSD primarily includes rent and other security deposits (December 31, 2010 year end restated: 224 KUSD).

Note 16 NOTES PAYABLE

Notes Payable had a balance of 1,547 KUSD at June 30, 2011 (December 31, 2010 year end restated: 1,441 KUSD).

Note 17 LIABILITIES TO BANKS – CURRENT

Included in this account is an operating line of credit of 107 KUSD (December 31, 2010 year end restated: 50 KUSD) with interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD.

Note 18 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 1,564 KUSD (December 31, 2010 year end restated: 1,441 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

USD	Restated
06/30/2011
Tax provision	0
Salary	997
Vacation	361
Workers Compensation Insurance Association	12
Compensation Levy for Non-Employment of Severely Handicapped Persons	9
Outstanding Invoices	839
Annual Financial Statement Costs	267
Other Provisions	261
Warranties	66
Gesture of Goodwill	0
Provision for Legal Costs	14
Severance	0
Total	2,826

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Provisions for salaries of 997 KUSD include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 361 KUSD include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 839 KUSD was created.

Other Provisions of 261 KUSD include miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 267 KUSD.

A provision for anticipated legal consulting of 14 KUSD was recorded.

For warranty claims, a provision of 66 KUSD was created determined by service income.

Note 19 DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 9,034 KUSD (December 31, 2010 year end restated: 6,214 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 20 OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 2,611 KUSD (December 31, 2010 year end restated: 2,822 KUSD) are comprised of obligations and payments currently due for the purchase of assets from Lotus 911, Permessa and Salesplace.

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

Note 22 LIABILITIES – NON-CURRENT

Liabilities to banks as of the financial statement date was 3,197 KUSD (December 31, 2010 year end restated: 781 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank.

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 23 COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $0.001. No preferred shares have been issued. As at June 30, 2011, there were 23,793,790 shares of common stock issued. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Valuation of Common Stock Purchase Warrants

Summary of Warrants Issued

				Stock Value at	Warrant
Outside Consultants	Grant Size	Strike Price	Val. Date	Warrant Date	Value

Ventana Capital Partners	2,000,000	$4.00	10/1/2010	$0.03	$0.00

Frank J. Pena	117,880	$1.50	3/14/2011	$0.91	$0.34

GarWood Securities, LLC	117,880	$1.50	3/14/2011	$0.91	$0.34

Jackson E. Spears	421,520	$1.50	3/14/2011	$0.91	$0.34

William Gregozeski	50,000	$1.50	3/14/2011	$0.91	$0.34

Frank J. Pena	3,000	$1.50	3/24/2011	$0.91	$0.34

GarWood Securities, LLC	2,400	$1.50	3/24/2011	$0.91	$0.34

Jackson E. Spears	9,600	$1.50	3/24/2011	$0.91	$0.34

	Common	Valuation	Fair Value per	Warrants’
Common Stock Warrants Issued to Outside Consultants	Shares	Date	Warrant Share	Fair Value

Common Stock Warrants Issued on October 1, 2010	2,000,000	10/1/2010	$0.00	$0

Common Stock Warrants Issued on March 14, 2011	707,280	3/14/2011	$0.34	$240,475

Common Stock Warrants Granted on March 24, 2011	15,000	3/24/2011	$0.34	$5,100

		Total Warrants’ Fair Value		$245,575

Transactions occurring in 2011

•	In March 2011, the Company consummated a private placement offering (the “Private Placement”) of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000. Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The net proceeds of this offering were $6,878,950. The Company issued the Units and the securities underlying the Units under Section 4(2) and Rule 506 of Regulation D and Regulation S promulgated under the Securities Act.

•	In December, 2011, certain investors in the March 2011 Private Placement exercised their warrants at $1.50 per share for 2,020,000 shares of common stock, resulting in net proceeds of $3,024,970.

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

•	As disclosed in Note 26, the Company issued an aggregate 2,742,874 shares of common stock as partial consideration for the purchase of Pavone AG, GroupWare, Inc., SD Holdings Ltd and IDC Global, Inc. in 2011

Transactions occurring in 2012

•	In March, 2012, an investor in the March 2011 Private Placement exercised his warrants for 5,000 shares of common stock at $1.50 per share, resulting in proceeds of $7,500.

•	Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

•	On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 28, 2012, $632,500 in notes payable were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 30, 2012, $460,000 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(2) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

•	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Mohammad A. Shihadah, a member of the Board. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Mr. Shihadah for the principal amount of $50,000, bearing interest at a rate of 8% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note.

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

June 30, 2011 - Restated and Unaudited

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

	# of shares				Fair value				Balance
	allowed to	Issue	Expiry	Strike	at				End of
	purchase	Date	Date	Price	Issuance		Issued	Exercised	Period
	#			$	$		#	#	#
Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000	8,000,000.00
Issued for financing services		3/14/2011	3/14/2014	1.50	-		707,280	-	707,280	1,060,920.00
Issued for financing services		3/24/2011	3/24/2014	1.50	-		15,000	-	15,000	22,500.00
sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000	6,036,000.00
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000	150,000.00
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280	15,269,420.00	2.23

Opening - Jan 1, 2012	6,846,280							5,000	6,846,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000	275,000.00
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000	560,000.00
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000	180,000.00
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000	962,500.00
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000	875,000.00
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000	45,000.00
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000	275,000.00
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000	35,000.00
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	-	500,000	100,000.00
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	-	500,000	100,000.00
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875	3,543.75
Closing - March 31, 2013							5,136,875	905,000	11,083,155	3,411,043.75	0.31

(1) recorded as consulting expense

(2) recorded as legal expense

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 24 REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the six months ended June 30, 2011 are as follows:

Sales Revenues	06/30/2011
KUSD

Licenses	2,176
Maintenance	5,601
Partner Contribution	0
Service	3,116
Third-Party Products	1,043
LND Third-Party Products	1,093
Others	62
Discontinued Operations	0
13,091

Revenues by geographical area for the six months ended June 30, 2011 are as follows:

Sales Revenues	06/30/2011
by geographic area	KUSD

US	4,044
Germany	7,532
United Kingdom	1,515
Others	0
Discontinued Operations	0
13,091

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	06/30/2011
by geographic area	KUSD

US	154.4
Germany	348.6
United Kingdom	5.6
Others	0
Discontinued Operations	0
508.6

Note 25 OTHER INCOME/EXPENSE

At the financial statement date, Other income was 123 KUSD (June 30, 2010 six month period end restated: Other Income 1,196 KUSD).

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

Note 26 SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions subsequent to June 30, 2011 were as follows. In each instance where the Company issued its securities to a U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded the Company under Section 4(2) promulgated under the Securities Act due to the fact that it was an isolated issuance and did not involve a public offering of securities. In the instances where the Company issued its securities to a non-U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S promulgated under the Securities Act:

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
38

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

B.E.R.S. AD. On November 23, 2012, GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

Notes to the Unaudited Interim Consolidated Financial Statements

June 30, 2011 - Restated and Unaudited

GBS Enterprises Incorporated

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

June 30, 2011 - Restated and Unaudited

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

On May 29, 2013, the Company’s Common Stock was moved from the OTC Bulletin Board to the Pink Sheets due to the Company’s Common Stock not being quoted by a broker/dealer for more than four consecutive days and not meeting the requirements of 15c2-11 under the Exchange Act. The Company’s common stock is currently quoted on the OTC Markets’ OTCQB under the symbol, “GBSX.”

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

Results of Operations

Assets:

Total Assets increased from $60,502,276 at December 31, 2010 to $81,839,899 at June 30, 2011.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At June 30, 2011, Total Current Assets were $13,809,692 as compared to $10,988,106 at December 31, 2010. Total Current Assets consist of: Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, and Other Receivables-current.

■	Cash and Cash Equivalents increased from $1,872,068 at December 31, 2010 to $6,014,411 at June 30, 2011.

■	Accounts Receivable decreased from $5,712,157 at December 31, 2010 to $5,280,334 at June 30, 2011, and was primarily due to a slight increase in payment activity.

■	Prepaid Expenses increased from $1,420,662 at December 31, 2011 to $1,661,329 at June 30, 2011, from prepaid rent, insurance and advances on technological events.

■	Other Receivables-current decreased from $1,983,219 at December 31, 2010 to $585,781 at June 30, 2011, and consisted of a receivable for anticipated compensation for damage, security deposits, and tax refund claims.

Total Non-Current Assets

At June 30, 2011, Total Non-Current Assets were $68,030,207 as compared to $49,514,170 at December 31, 2010.  Total Non-Current Assets consist of: Property Plant and Equipment, Other Receivables non-current, Deferred Tax Assets, Goodwill, Software, and Other Assets.

■	Net Property (plant and equipment) increased from $297,011 at December 31, 2010 to $508,617 at June 30, 2011.

■	Other Receivables non-current decreased from $1,370.374 at December 31, 2010 to $1,013,392 at June 30, 2011, and include the remaining balance from a note receivable from the purchaser of GEDYS IntraWare GmbH which is being paid off in monthly installments.

■	Deferred Tax Assets increased from $257,859 at December 31, 2010 to $2,592,096 at June 30, 2011, and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill increased from $31,004,262 at December 31, 2010 to $45,639,472 at June 30, 2011.

■	Software increased from $16,360,884 at December 31, 2010 to $17,951,921 at June 30, 2011, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $223,780 at December 31, 2010 to $324,709 at June 30, 2011. This category includes rent and other security deposits.

Liabilities

Total Liabilities increased from $22,396,941 at December 31, 2010 to $26,082,522 at June 30, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At June 30, 2011, Total Current Liabilities were $17,690,864, compared to $15,330,583 at December 31, 2010.  Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income and Other Liabilities.

■	Notes Payable increased from $1,441,263 at December 31, 2010 to $1,547,852 at June 30, 2011, based on additional short terms loans during the quarter.

■	Liabilities to Banks increased from $50,358 at December 31, 2010 to $107,318 at June 30, 2011, and included a line of credit and cash in transit.

■	Accounts Payable and Accrued Liabilities decreased from $4,804,434 at December 31, 2010 to $4,390,834 at June 30, 2011.

■	Deferred Income increased from $6,212,630 at December 31, 2010 to $9,033,714 at June 30, 2011, generally as a result of reduced maintenance income collected in advance.

■	Other Liabilities decreased from $2,821,898 at December 31, 2010 to $2,611,146 at June 30, 2011.

Total Non-Current Liabilities

At June 30, 2011, our Total Non-Current Liabilities were $8,391,658, compared to $7,066,358 at December 30, 2010.  Total Non-Current Liabilities consist of Liabilities to Banks, Retirement Benefit Obligation, Deferred Tax Liabilities and Other Non-current Liabilities.

■	Liabilities to Banks increased from $780,801 at December 31, 2010 to $3,197,482 at June 30, 2011 as a result of a long-term business loan/line of credit at the Baden-Württembergische Bank, Stuttgart, Germany.

■	Retirement Benefit Obligation increased from $154,065 at December 31, 2010 to $173,191 at June 30, 2011.

■	Deferred Tax Liabilities increased from $nil at December 31, 2010 to $690,574 at June 30, 2011.

■	Other Non-current Liabilities decreased from $6,131,492 at December 31, 2010 to $4,330,411 at June 30, 2011.

 Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

For the six months ended June 30, 2011, total revenue increased $493,453 or 3.92%, to $13,091,032 from $12,597,579 for the six months ended June 30, 2010.

The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division increased to $9,974,726 for the six months ended June 30, 2011 from $9,849,216 for the six months ended June 30, 2010, an increase of $125,509 or 1.27%. The primary contributing factors were an increase in Maintenance revenues of $903,541 or 19.24%, offset by decreases in License revenues of $38,407 or 1.73%, Third Party Product revenues of $323,434 or 13.15%, and Other revenues of $416,191 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The Service division increased $367,944 or 13.39%, from $2,748,363 for the six months ended June 30, 2010 to $3,116,307 for the six months ended June 30, 2011. Mainly as a result of the strategic reorganization allowing for an intensified focus around servicing the modernization, mobilizing and migration market.

Cost of Goods Sold

For the six months ended June 30, 2011, total Cost of Goods Sold increased $180,765 or 3.03% to $6,149,954 from $5,969,189 for the six months ended June 30, 2010.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are Costs of Goods Sold related to the Product division of revenue which includes; the total cost of materials, and total cost of third party product materials. The second are the Costs of Goods Sold related to the Service division of revenue which includes; other operating expenses, personnel expenses, depreciation and amortization expense.

Within Costs of Goods Sold related to the Product division, the Company was able to achieve a reduction in total cost of materials from $2,897,881 to $2,100,464 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The primary factors contributing to the Company’s reduction in Costs of Goods Sold related to the Product division of revenues was a $797,416 or 27.52% reduction in product material and third party product material costs.

Within the Costs of Goods Sold related to the Service division, the Company saw a $978,181 or 31.85% increase in the total costs of services, from $3,071,308 for the six months ended June 30, 2010 to $4,049,490 for the six months ended June 30, 2011. The primary factors contributing to the Company’s additional costs of services were increases in personnel costs, depreciation and amortization costs.

Operating Expenses

The Company’s total Operating Expense consist of three segments; Selling, Administrative and General Expenses. For the six months ended June 30, 2011 total Operating Expenses increased $3,463,415 or 42.99% to $11,519,577 from $8,056,162 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, Selling Expenses increased $2,467,962 or 44.86% to $7,968,855 from $5,500,893 for the six months ended June 30, 2010.  This was primarily due to increases in cost of materials, personnel expense and in other expenses within the Selling Expense segment.

For the six months ended June 30, 2011, Administrative Expenses increased $849,602 or 42.29%, to $2,858,679 from $2,009,077 for the six months ended June 30, 2010. This was primarily due to increases in personnel expenses and other Administrative Expenses related to the Company’s acquisition of subsidiary companies and the increased compliance costs associated with restructuring.

For the six months ended June 30, 2011, General Expenses increased $145,850 or 26.70% to $692,043 from $546,193 for the six months ended June 30, 2010, primarily due to increases in professional fees, cost of money transactions and currency conversion.

Other Income (Expense)

For the six months ended June 30, 2011, Total Other income of $123,281 decreased from Total Other income of $1,196,227 for the six months ended June 30, 2010, a $1,072,946 or 89.69% decline. This change was primarily due to a decrease in Other Income of $1,088,646 or 77.81%, due to the previous period’s higher earnings in relation to the sale of the assets of GEDYS IntraWare GmbH. Coupled with a net decrease in Interest Expense of $15,700 or 7.74%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Liquidity & Capital Resources

As June 30, 2011, the Company had $6,014,411 in cash and cash equivalents, compared to $1,662,386 at June 30, 2010.

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

The Company’s cash flow depends on the timely and successful market entry of its strategic offerings. The dependency accounts for revenue generated from direct customers engagements, as well as for revenue generated through the partner channel network.

Especially for strategic offerings for paradigm shifting technologies, management’s budget plan is based on a series of assumptions regarding market acceptance, readiness and pricing. While management’s assumptions are based on market research and customer surveys, assumptions bear the risk of being incorrect and may result in a delay in customer projects and consequently a delay or a reduction in related invoicing. In case these delays have an impact on the Company’s liquidity and therefore its ability to support its operations with the necessary cash flow, the Company depends on its ability to generate cash flow from other resources, such as debt financing from related or independent resources or as equity financing from existing shareholders or through the stock market.

Liquidity & Capital Resources as of June 30, 2011

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all.

 Cash Flows

	Six Months Ended June 30,
	2011	2010

Net cash provided (used in) Operating Activities	$444,729	$4,176,158

Net cash provided (used in) Investing Activities	$(710,231)	$(1,377,633)
Net cash provided (used in) Financing Activities	$2,580,230	$307,159
Effect of exchange rate changes on cash	$1,827,615	$(3,152,069)
Net increase (decrease) in cash and cash equivalents during the period	$4,142,343	$(46,385)
Cash and cash equivalents, beginning of period	$1,872,068	$1,708,771
Cash and cash equivalents, end of period	$6,014,411	$1,662,386

Net Cash provided by Operating Activities for the six month period ended June 30, 2011 was $444,729, a decrease of $3,731,429 compared to net cash provided in Operating Activities of $4,176,158 for the six month period ended June 30, 2010. Within Operating Activities, increases totaling $2,720,339 were mainly caused by increases in Depreciation of $1,076,258, Accounts Payable of $1,583,579, Consulting Expense of $34,000 and Retirement Benefit Obligation of $26,502. Total increases to Operating Activities were offset by decreases totaling $6,451,768, and were mainly caused by decreases in Net Income of $986,534, Deferred Tax Assets of $1,950,574, Minority Interest Losses of $1,613,991, Inventories of $258,009, and a decrease in Accounts Receivable and Other Assets of $1,642,660.

Net cash used in Investing Activities during the six month period ended June 30, 2011 was $710,231, compared to net cash used in Investing Activities in the comparative six month period ended June 30, 2010 of $1,377,633. The additional $667,402 provided by Investing Activities for the six month period ended June 30, 2011 was primarily due to decreases from the purchase of subsidiaries, intangible assets, property plant and equipment totaling $3,959,960 being offset by an increase in Financial Assets of $4,627,362.

Net cash provided by Financing Activities during the six month period ended June 30, 2011 was $2,580,230, compared to net cash provided by Financing Activities in the comparative period ended June 30, 2010 of $307,159. An increase of $2,273,071 was primarily due to a $2,166,482 increase in borrowings from banks, coupled with a $106,589 increase in other borrowings for the six month period ended June 30, 2011.

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

Comprehensive Income (Loss)

The Company adopted FASB Codification topic (“ASC”) 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments and small net actuarial losses on pension plans.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Corporate Governance in 2012

■	On February 24, 2012, Markus R. Ernst was appointed as the Company’s Chief Financial Officer.

■	■	On March 1, 2012, the size of the Board was increased to seven members and the Board appointed David M. Darsch, John A. Moore, Jr., Mohammad Shihadah, Stephen D. Baksa and Woody A. Allen (each, a “New Director” or “Independent Director” and collectively, the “New Directors” or “Independent Directors”) as members of the Board until the next annual meeting of stockholders of the Company or until his respective successor is elected and qualified. On March 1, 2012, the Board formed the following committees and appointed the following directors to serve on such committees:

o	Audit Committee: John A. Moore, Jr. (Chairman), Woody A, Allen and Gary D. MacDonald

o	Compensation Committee: Woody A. Allen (Chairman), David M. Darsch, John A. Moore, Jr., Mohammad Shihadah and Stephen D. Baksa

o	Corporate Governance, Regulatory and Nominating Committee: Woody A. Allen (Chairman), David M. Darsch, John A. Moore, Jr., Mohammad Shihadah and Stephen D. Baksa

■	■	On July 11, 2012, Joerg Ott resigned as the Chief Executive Officer of the Company. His resignation was not due to a dispute or any disagreements with the Company. He retained his membership on the Company’s Board of Directors (the “Board”), and since July 11, 2012, Mr. Ott has been serving as the Board’s Chairman. Mr. Ott also serves as the Chief Executive Officer of GROUP.

■	■	On July 11, 2012, the Board appointed Gary D. MacDonald as the Company’s Interim Chief Executive Officer and Managing Director of Worldwide Operations.

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

Other Information

On May 29, 2013, the Company’s Common Stock was moved from the OTC Bulletin Board to the Pink Sheets due to the Company’s Common Stock not being quoted by a broker/dealer for more than four consecutive days and not meeting the requirements of 15c2-11 under the Exchange Act. The Company’s common stock is currently quoted on the OTC Markets’ OTCQB under the symbol, “GBSX.”

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

GBS ENTERPRISES INCORPORATED

Date: July 15, 2013	By: /s/ Gary D. MacDonald
Gary D. MacDonald
Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2013	By: /s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

