Form 10-Q/A
period 2011-09-30
GBS Enterprises Inc
filed 2013-07-17
CIK 1413754

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 16, 2013, there were 30,812,624 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada company (the “Company”), is filing this Amendment No. 2 to its Form 10Q for the fiscal quarter ended September 30, 2011 originally filed with the Securities and Exchange Commission on November 16, 2011 (the “Original Filing”) and subsequently amended on March 23, 2012. As previously reported by the Company on a Form 8-K filed with the Commission on September 20, 2012, on September 19, 2012, the Company changed its fiscal year end from March 31st to December 31st, commencing on December 31, 2012. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had a December 31st fiscal year end and in reporting the Company’s financial statements, the Company, incorrectly applied of Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends. With the change in Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010. Accordingly, the unaudited financial statements for the fiscal quarters ended September 30, 2011 and 2010 have been restated in this Amendment No. 2 in the Form 10-Q for the fiscal quarter ended September 30, 2011 to include the accounts of all consolidated companies for the same three and nine month periods. The restatement of the Company’s financial statements is not a change from one accounting policy that applies with GAAP to another accounting policy that complies with GAAP.

Except as otherwise noted herein, this Amendment No. 2 continues to speak as of the date of the Original Filing.

3

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Unaudited Interim Consolidated Financial Statements

September 30, 2011

(Restated)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

Restated and Unaudited

	Restated	Restated
	September 30,	December 31,
	2011	2010
	$	$
Assets

Current Assets
Cash and cash equivalents - Note 7	3,062,890	1,872,068
Accounts Receivable - Note 8	4,544,023	5,712,157
Inventories - Note 3	264,611	0
Prepaid expenses - Note 9	1,823,547	1,420,662
Other current receivables - Note 10	798,759	1,983,219
Total current assets	10,493,830	10,988,106

Non-Current Assets
Property, plant and equipment - Note 11	2,136,401	297,011
Other non-current receivables - Note 12	923,520	1,370,374
Deferred tax assets	2,936,954	257,859
Goodwill - Note 13	48,154,456	31,004,262
Software - Note 14	16,927,292	16,360,884
Other assets - Note 15	319,139	223,780
Total non-current assets	71,397,762	49,514,170

Total assets	81,891,592	60,502,276

Liabilities and stockholders' equity

Current liabilities
Notes payable - Note 16	1,462,560	1,441,263
Liabilities to banks - Note 17	39,040	50,358
Accounts payables and accrued liabilities - Note 18	5,316,468	4,804,434
Deferred income - Note 19	7,200,058	6,212,630
Other short term liabilities - Note 20	4,092,065	2,821,898
Due to related parties - Note 21	0	0
Total current liabilities	18,110,191	15,330,583

Non - Current liabilities
Liabilities to banks - Note 22	3,606,461	780,801
Retirement benefit obligation	163,648	154,065
Deferred Tax Liabilities	611,849	0
Other long term liabilities	2,786,781	6,131,492
Total non-current liabilities	7,168,739	7,066,358

Total liabilities	25,278,930	22,396,941

Stockholders' equity

Capital stock - Note 23
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
24,673,790 shares of common stock	24,674	33,810,880
Additional paid in capital	43,167,531	4,381,140
Accumulated deficit	(3,227,566)	(53,544)
Other comprehensive income	64,536	(27,241)
	40,029,175	38,111,235
Noncontrolling interest in subsidiaries	16,583,487	(5,900)

Total stockholders' equity	56,612,662	38,105,335

Total stockholders' equity and liabilities	81,891,592	60,502,276

Subsequent events - Note 27

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

Restated and Unaudited

	For the Three Months Ended		For the Nine Months Ended
	Restated	Restated	Restated	Restated
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	$	$	$	$

Revenues - Note 24
Products	5,521,989	4,270,987	15,496,714	14,120,203
Services	2,707,330	1,091,073	5,823,637	3,839,436
	8,229,318	5,362,060	21,320,351	17,959,639
Cost of goods sold
Products	1,876,285	1,388,966	3,976,750	4,286,847
Services	3,000,140	1,329,762	7,049,630	4,401,070
	4,876,425	2,718,728	11,026,379	8,687,916
Gross profit	3,352,893	2,643,332	10,293,972	9,271,723

Operating expenses
Selling expenses	4,308,647	2,036,168	12,277,502	7,537,061
Administrative expenses	1,980,558	715,228	4,839,237	2,724,305
General expenses	150,873	200,216	842,917	746,409
	6,440,079	2,951,612	17,959,655	11,007,774

Operating income (loss)	(3,087,185)	(308,280)	(7,665,684)	(1,736,052)

Other Income (expense) - Note 25
Other Income (expense)	(245,631)	(533,815)	64,916	865,377
Interest income	5,079	2,366	19,254	19,454
Interest expense	(60,314)	(87,186)	(261,753)	(307,239)
	(300,865)	(618,636)	(177,584)	577,591

Income (loss) before income taxes	(3,388,051)	(926,916)	(7,843,268)	(1,158,460)

Income tax (income) expense	(522,667)	(456,672)	(2,105,739)	(416,596)

Income before extraordinary items,
discontinued operations	(2,865,384)	(470,244)	(5,737,529)	(741,864)

Discontinued operations	0	0	0	0

Net income (loss) before extraordinary items	(2,865,384)	(470,244)	(5,737,529)	(741,864)

Extraordinary items	0	0	0	0

Net income (loss)	(2,865,384)	(470,244)	(5,737,529)	(741,864)

Net Loss attributable to noncontrolling Interest	(868,769)	575	(2,492,331)	(8,996)
Net income (loss) attributable to stockholders	(1,996,615)	(470,819)	(3,245,198)	(732,868)

Other comprehensive income (loss)	440,471	0	77,203	0
Other comprehensive income (loss)
attributable to noncontrolling interest	219,795	0	38,524	0
Other comprehensive income (loss)
attributable to stockholders	220,676	0	38,679	0
Net income (loss) and comprehensive income (loss) attributed to stockholders	(1,775,939)	(470,819)	(3,206,519)	(732,868)

				(1)
Net earnings (loss) per share, basic and diluted	(0.073)	(1)	(0.149)

Weighted average number of common stock
outstanding, basic and diluted	24,176,032	(1)	21,550,753	(1)

(1) N/A. No determination of weighted average or earnings per shares was calculated as this was a predecessor company and comparison is not relevant.

GBS Enterprises Incorporated

Interim Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and September 30, 2010

Restated and Unaudited

	Restated	Restated
	September 30, 2011	September 30, 2010
	$	$

Cash flow from operating activities
Net loss / net income	(3,245,198)	(732,868)
Adjustments:
Deferred income taxes	(2,067,246)	(108,765)
Depreciation and amortization	3,433,734	2,820,412
Consulting expense	34,000	-
Income (Losses) from equity investment	5,065	-
Loss on Sale of Assets		-
Minority interest losses	(2,492,331)	(8,996)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,301,204	4,065,381
Retirement benefit obligation	9,583	(7,376)
Inventories	(264,611)	2,891
Accounts payable and other liabilities	(575,082)	(2,295,852)

Net cash provided (used) by operating activities	(2,860,882)	3,734,827
Net cash provided (used) by discontinued	-

Cash flow from investing activities
Sale (Purchase) of intangible assets	(1,857,435)	(3,392,799)
Purchase of property, plant and equipment	(3,982,098)	-
Write-down goodwill and intangibles		-
Sale (Purchase) of Subsidiaries	(1,385,000)	2,236,230
Increase in Financial assets	17,150,194	-

Net cash provided (used) in investing activities	9,925,662	(1,156,569)

Cash flow from financing activities
Net borrowings - banks	2,814,342	420,421
Other borrowings	21,297	-
Forgiveness of Debt	-	-
Capital paid-in	-	-
Loans from related party	-	-

Net cash provided (used) in financing activities	2,835,639	420,421

Effect of exchange rate changes on cash	(8,709,597)	(3,331,165)

Net increase (decrease) in cash	1,190,822	(332,486)
Cash and cash equivalents - Beginning of year	1,872,068	1,708,771

Cash and cash equivalents - End of Quarter	3,062,890	1,376,285

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Note 4 CHANGE IN ACCOUNTING POLICIES

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the quarter ended September 30, 2011 and 2010, include the accounts of all consolidated companies for the same three month period beginning January 1, 2011 and 2010 respectively. The Balance Sheets as at September 30, 2011 and September 30, 2010 have also been adjusted to include the accounts of all consolidated companies as of those dates.

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

In accordance with ASC 250, effects of this restatement to the respective statements are shown below:

	Restated Unaudited	Unaudited
For the nine months ended	September 30, 2011	September 30, 2011	Difference
	$	$	$
Assets
Current Assets
Cash and cash equivalents	3,062,890	3,537,517	(474,627)
Accounts receivable	4,544,023	4,544,023	0
Inventories	264,611	264,611
Prepaid expenses	1,823,547	1,097,370	726,177
Other receivables	798,759	796,454	2,305
Total current assets	10,493,830	10,239,975	253,855

Equity investments in related parties		285,908	(285,908)
Property, plant and equipment	2,136,401	2,133,969	2,432
other non-current receivables	923,520	2,818,310	(1,894,790)
Prepaid expenses		725,178
Deferred tax assets	2,936,954	3,385,350	(448,396)
Goodwill	48,154,456	49,693,027	(1,538,571)
Software	16,927,292	17,110,114	(182,822)
Other assets	319,139	319,139	0
Total non-current assets	71,397,762	76,470,995	(5,073,233)

Total assets	81,891,592	86,710,970	(4,819,378)

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,462,560	1,462,560	(0)
Liabilities to banks	39,040	39,073	(33)
Accounts payable and accrued liabilities	5,316,468	5,489,528	(173,060)
Other liabilities	4,092,065	3,507,192	584,873
Deferred income	7,200,058	7,200,058	0
Due to related parties		475,579
Shares payable		298,956
Total current liabilities	18,110,191	18,472,946	(362,755)

Liabilities to banks	3,606,461	3,606,461	0
Deferred tax liabilities	611,849	611,849	(0)
Retirement benefit obligation	163,648	163,648	(0)
Other liabilities	2,786,781	2,786,781	(0)
Total non-current liabilities	7,168,739	7,168,739	0

Total liabilities	25,278,930	25,641,685	(362,755)

Shareholders' equity
Capital Stock
Authorized:
75,000,000 common shares and
25,000,000 preferred shares each with a
par value of $.001
Issued and outstanding

	24,674	27,248	(2,574)
Additional paid in capital	43,167,531	47,325,970	(4,158,439)
Accumulated deficit	(3,227,566)	(2,888,488)	(339,078)
Other comprehensive income	64,536	73,951	(9,415)
Total shareholders' equity	40,029,175	44,538,681	(4,509,506)

Noncontrolling interest in subsidiaries	16,583,487	16,530,604	52,883

Total equity and liabilities	81,891,592	86,710,970	(4,819,378)

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

	Restated Unaudited	Unaudited
For the nine months ended	September 30, 2011	September 30, 2011	Difference
	$	$	$
Net sales	21,320,351	21,320,351	(0)
Cost of goods sold	11,026,379	10,843,557	182,822
Gross profit	10,293,972	10,476,794	(182,822)

Operating expenses
Selling expenses	12,277,502	12,277,502	(0)
Administrative expenses	4,839,237	4,846,513	(7,276)
General expenses	842,917	861,017	(18,100)
	17,959,655	17,985,032	(25,377)

Operating income	(7,665,684)	(7,508,238)	(157,446)

Other Income (expense)
Other Income (expense)	64,916	64,916	(0)
Interest income	19,254	19,449	(195)
Interest expense	(261,753)	(251,955)	(9,798)
	(177,584)	(167,590)	(9,994)

Income (loss) before income taxes	(7,843,268)	(7,675,828)	(167,440)

Income tax (income) expense	(2,105,739)	(2,554,134)	448,395

Net income (loss)	(5,737,529)	(5,121,694)	(615,835)

Net income (loss) attributable to non-controlling interest	(2,492,331)	(2,555,725)	63,394

Net income (loss) attributable to shareholders	(3,245,198)	(2,565,969)	(679,229)

Other comprehensive income (loss)	77,203	174,831	(97,628)

Net income (loss) and comprehensive income (loss) attributed to shareholders	(3,206,519)	(2,478,378)	(728,141)

Basic and diluted income (loss) per share	(0.149)	(0.100)	(0.049)

Weighted average number of shares outstanding	21,550,753	24,632,896	(3,082,143)

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

	Restated	Unaudited
For the nine months ended	September 30, 2011	September 30, 2011	Difference
	$	$	$
Cash flow from operating activities
Net loss / net income	(3,245,198)	(2,565,969)	(679,229)
Adjustments
Deferred income taxes	(2,067,246)	(2,515,815)	448,569
Depreciation and amortization	3,433,734	3,462,047	(28,313)
Loss from equity investment	5,065	5,065	0
Consulting Expense	34,000		34,000
Minority interest losses	(2,492,331)	(2,555,725)	63,394
Stock based compensation		34,000	(34,000)
Foreign exchange		140,831	(140,831)
Changes in operating assets and liabilities			0
Accounts receivable and other assets	2,301,204	2,181,463	119,741
Retirement benefit obligation	9,583	(95,510)	105,093
Inventories	(264,611)	(264,611)	0
Accounts payable and other liabilities	(575,082)	2,227,834	(2,802,916)
Net cash provided by operating activities	(2,860,882)	53,610	(2,914,492)

Cash flow from investing activities
Sale (Purchase) of intangible assets	(1,857,435)	(3,035,533)	1,178,098
Sale (Purchase) of property, plant and equipment	(3,982,098)	(2,186,029)	(1,796,069)
Sale (Purchase) of subsidiaries	(1,385,000)		(1,385,000)
Currency differences			0
Increase (Decrease) of financial assets	17,150,194	(1,980,066)	19,130,260
Net cash used in investing activities	9,925,661	(7,201,628)	17,127,289

Cash flow from financing activties
Net borrowings - banks	2,814,342	2,815,184	(842)
other borrowings	21,297	(3,330,906)	3,352,203
Net proceeds from exercise of warrants		3,024,970	(3,024,970)
Loans from related party		(354,577)	354,577
Net cash used in financing activities	2,835,639	2,154,671	680,968

Effect of exchange rate changes on cash	(8,709,597)		(8,709,597)

Net increase in cash	1,190,821	(4,993,347)	6,184,168
Cash and cash equivalents - Beginning of the period	1,872,068	8,530,864	(6,658,796)

Cash and cash equivalents - End of period	3,062,889	3,537,517	(474,628)

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

Note 5 SUBSIDIARY COMPANIES

As of September 30, 2011, GBS Enterprises Incorporated had the following subsidiaries. Such subsidiaries were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders' Equity			Profit		Date
		as of			of the		of the
	Headquarters	Restated 09/30/11	Percentage of Subscribed Capital		consolidated quarter	Ownership	First Consolidation
		KUSD	KUSD	in %	KUSD
ebVokus Software GmbH	Dresden (GER)	438	54	50.1%	43	I	1/11/2005
GROUP Business Software (UK) Ltd.	Manchester (UK)	(1,233)	23	50.1%	(210)	I	12/31/2005
GROUP Business Software Corp.	Woodstock, GA (USA)	(4,636)	1	50.1%	(2,806)	I	12/31/2005
Permessa Corporation	Waltham, MA (USA)	(554)	0	50.1%	(186)	I	9/22/2010
Relavis Corporation	Woodstock, GA (USA)	(599)	2	50.1%	(120)	I	1/8/2007
GROUP LIVE N.V.	Den Haag (NL)	(2,722)	134	50.1%	(6)	I	12/31/2005
Pavone AG	Paderborn (GER)	(1,242)	47	100%	24	D	4/1/2011
Pavone Ltd.	North Yorkshire (UK)	(63)	584	100%	(6)	D	4/1/2011
GROUP Business Software AG	Karlsruhe (GER)	37,521	33,788	Reverse 50.1%	(1,571)	D	1/6/2011
Groupware Inc.	Woodstock, GA (USA)	(482)	1	100%	0	D	6/1/2011
IDC Global Inc.	Chicago, IL (USA)	2,424	0	100%	62	D	7/25/2011

D - Direct Subsidiary

I - Indirect Subsidiary
Indirect Subsidiaries are owned 50.1%
through GROUP Business Software AG

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

Note 6 ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria is treated an associated company in the consolidated financial statements. GROUP Business Software AG's interest in B.E.R.S AD, is 50%. It was first consolidated on December 31, 2006 for an acquisition cost of 265,000.00 Euros.

		Assets Restated		Sales	Annual
		9.30.11	Debts	Revenues	Profit/Loss
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna (BUL)	271	103	382	37

Note 7 CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 3,063 KUSD restated (December 31, 2010 year end restated: 1,872 KUSD).

Note 8 ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 4,544 KUSD (December 31, 2010 year end restated: 5,712 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 9 PREPAID EXPENSES

Prepaid expenses in the amount of 1,824 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2010 year end restated: 1,421 KUSD).

Note 10 OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 799 KUSD (December 31, 2010 year end restated: 1,983 KUSD).

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12/31/2010	5,114.1	4,817.1	297.0
Additions	436.7	333.9	102.7
Disposals	5.9	5.9	0
Currency differences	0	0	0
Reclassifications	3,062.1	1,325.5	1,736.6
Restated 09/30/2011	8,607.0	6,470.6	2,136.4

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

Note 12 OTHER RECEIVABLES NON-CURRENT

Non-current Receivables as of the financial statement date were 924 KUSD (December 31, 2010 restated 1,370 KUSD) include the following:

•	The value of the 50% interest in the associated company B.E.R.S. AD with a book value of 291 KUSD.

•	The amount still outstanding against the purchaser of GEDYS IntraWare GmbH of 984 KUSD, being repaid in monthly installments of 20 KUSD.

Note 13 GOODWILL

Goodwill derives from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Restated Goodwill as of 09/30/2011 in kUSD
Global words AG	10/01/2002	5,095.3
GROUP Technologies AG	09/01/2005	4,479.7
GROUP Business Software Inc.	12/31/2005	2,177.5
GROUP LIVE N.V.	12/31/2005	1,324.2
zurückbehaltener GoF CRM	12/31/2005	3,108.4
GROUP Business Software Ltd	12/31/2005	2,765.1
ebVOKUS Software GmbH	10/01/2005	443.6
GAP AG für GSM Applikationen und Produkte	12/31/2007	1,913.9
Relavis Corporation	08/01/2007	7,308.1
Permessa	09/22/2010	2,387.4
GROUP Business Software AG	01/06/2001	8,705.5
Pavone AG	04/01/2011	4,956.7
Groupware Inc.	06/01/2011	992.8
IDC Global Inc.	07/01/2011	2,496.2
	TOTAL	48,154.4

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Concessions and licenses	Development of the cost	Development of accumulated depreciation	Balance
kUSD
Restated 12/31/2010	29,497.4	13,136.6	16,360.8
Additions	2,561.3	2,312.5	248.8
Disposals	335.5	324.7	10.8
Currency differences	0	0	0
Reclassifications	328.5	0	328.5
Restated 09/30/2011	32,051.7	15,124.4	16,927.3

Note 15 OTHER ASSETS

The balance of this account of 319 KUSD primarily includes rent and other security deposits (December 31, 2010 year end restated: 224 KUSD).

Note 16 NOTES PAYABLE

Notes Payable had a balance of $1,463 KUSD at September 30, 2011 (December 31, 2010 year end restated: $1,441 KUSD).

Note 17 LIABILITIES TO BANKS – CURRENT

Included in this account is an operating line of credit of 39 KUSD (December 31, 2010 year end restated: 50 KUSD) with interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD.

Note 18 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,345 KUSD (December 31, 2010 year end restated: 1,130 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

USD	Restated
9/30/2011

Tax provision	0
Salary	1,241
Vacation	307
Workers Compensation Insurance Association	17
Compensation Levy for Non-Employment of Severely Handicapped Persons	13
Outstanding Invoices	575
Annual Financial Statement Costs	343
Other Provisions	397
Warranties	63
Gesture of Goodwill	0
Provision for Legal Costs	15
Severance	0
Total	2,971

Provisions for salaries of 1,241 KUSD include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 307 KUSD include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 575 KUSD was created.

Other Provisions of 397 KUSD include miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 343 KUSD.

A provision for anticipated legal consulting of 15 KUSD was recorded.

For warranty claims, a provision of 63 KUSD was created determined by service income.

Note 19 DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 7,200 KUSD (December 31, 2010 year end restated 6,213 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 20 OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 4,092 KUSD (December 31, 2010 year end restated: 2,822 KUSD) are comprised of obligations and payments currently due for the purchase of assets from Lotus 911, Permessa and Salesplace.

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Note 22 LIABILITIES TO BANK – NON CURRENT

Liabilities to banks as of the financial statement date was 3,606 KUSD (December 31, 2010 year end restated: 781 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank.

Note 23 COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $0.001. No preferred shares have been issued. As at September 30, 2011, there were 24,673,790 shares of common stock issued. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

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

The following are changes to the Company’s capital stock from April 1, 2010:

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

The fair value of the warrant as at the grant date of March 14, 2011 and March 24, 2011 were based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	1.07 – 1.19%
Expected life	3 years
Expected volatility	77.2%

As at September 30, 2011, the number of shares the warrants outstanding could purchase if exercised was as follows:

Warrants	Common Shares	Weighted Average Price/sh
Outstanding, beginning of period	8,766,280	$2.07
Issued	100,000	$1.50
Expired	-	$-
Outstanding, end of period	8,866,280	$2.06

Other changes in common stock are disclosed in Note 26, Supplemental Cash Flow Disclosures.

Note 24 REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the nine months ended September 30, 2011 are as follows:

Sales Revenues	Restated 09/30/2011
KUSD
Licenses	3,170
Maintenance	8,516
Partner Contribution	0
Service	5,824
Third-Party Products	1,264
LND Third-Party Products	2,397
Others	149
Discontinued Operations	-0-
21,320

Revenues by geographical area for the nine months ended September 30, 2011 are as follows:

Sales Revenues	Restated 09/30/2011
by geographic area	KUSD
US	6,442
Germany	14,035
United Kingdom	843
Others	0
Discontinued Operations	0
21,320

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	Restated 09/30/2011
by geographic area	KUSD
US	1,803
Germany	329
United Kingdom	4
Others	0
Discontinued Operations	0
2,136.4
25

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

Note 25 OTHER INCOME/EXPENSE

At the financial statement date, Other expense was 178 KUSD (December 31, 2010 year end restated: Other Income 578 KUSD).

Note 26 SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions through September 30, 2011 were as follows. In each instance where the Company issued its securities to a U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded the Company under Section 4(2) promulgated under the Securities Act due to the fact that it was an isolated issuance and did not involve a public offering of securities. In the instances where the Company issued its securities to a non-U.S. Person, the Company relied on the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S promulgated under the Securities Act:

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

Note 27 SUBSEQUENT EVENTS

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Notes to the Unaudited Interim Consolidated Financial Statements September 30, 2011 – Restated and Unaudited GBS Enterprises Incorporated

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

Other Information

On May 29, 2013, the Company’s Common Stock was moved from the OTC Bulletin Board to the Pink Sheets due to the Company’s Common Stock not being quoted by a broker/dealer for more than four consecutive days and not meeting the requirements of 15c2-11 under the Exchange Act. The Company’s common stock is currently quoted on the OTC Markets’ OTCQB under the symbol, “: GBSX.”

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

Financial Condition:

Assets:

Total Assets increased from $60,502,276 at December 31, 2010 to $81,891,592 at September 30, 2011.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At September 30, 2011, Total Current Assets were $10,493,830 as compared to $10,988,106 at December 31, 2010 Total Current Assets consist of: Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, and Other Current Receivables.

■	Cash and Cash Equivalents increased from $1,872,068 at December 31, 2010 to $3,062,890 at September 30, 2011, as a result of our investments in strategic technology areas such as application migration and modernization, and cloud technology.

■	Accounts Receivable decreased from $5,712.157 at December 31, 2010 to $4,533,023 at September 30, 2011, due to increased collections during the reporting period.

■	Inventories increased from $nil at December 31, 2010 to $264,611 at September 30, 2011.

■	Prepaid Expenses increased from $1,420,662 at December 31, 2010 to $1,823,547 at September 30, 2011, from prepaid rent, insurance and advances on technological events.

■	Other Receivables-current decreased from $1,983,219 at December 31, 2010 to $798,759 at September 30, 2011.

 Total Non-Current Assets

At September 30, 2011, Total Non-Current Assets were $71,397,762 as compared to $49,514,170 at December 31, 2010.  Total Non-Current Assets consist of: Property Plant and Equipment, Other Receivables non-current, Deferred Tax Assets, Goodwill, Software, and Other Assets.

■	Net Property (plant and equipment) increased from $297,011 at December 31, 2010 to $2,136,401 at September 30, 2011, primarily due to the acquisition of IDC Global and their fixed assets.

■	Other Receivables non-current decreased from $1,370,314 at December 31, 2010 to $923,520 at September 30, 2011 and consists of amounts due from the purchaser of GEDYS IntraWare GmbH, and the value of the 50% interest in the associated company B.E.R.S. AD.

■	Deferred Tax Assets increased from $257,859 at December 31, 2010 to $2,936,954 at September 30, 2011, and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill increased from $31,004.262 at December 31, 2010 to $48,154,456 at September 30, 2011 primarily as a result of the purchase of IDC, Pavone and Groupware.

■	Software increased from $16,360,884 at December 31, 2010 to $16,927,292 at September 30, 2011, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $223,780 at December 31, 2010 to $319,139 at September 30, 2011. This category includes rent and other security deposits.

Liabilities

Total Liabilities increased from $22,396,941 at December 31, 2010 to $25,278,930 at September 30, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At September 30, 2011, Total Current Liabilities were $18,110,191, compared to $15,330,583 at December 31, 2010.  Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, and Other Liabilities.

■	Notes Payable increased from $1,441,263 at December 31, 2010 to $1,462,560 at September 30, 2011 due to currency conversion.

■	Liabilities to Banks decreased from $50,358 at December 31, 2010 to $39,040 at September 30, 2011, and included a line of credit and cash in transit.

■	Accounts Payable and Accrued Liabilities increased from $4,804,434 at December 31, 2010 to $5,316,468 at September 30, 2011, from increases in trade payables and other accruals during the reporting period.

■	Deferred Income increased from $6,212,360 at December 31, 2010 to $7,200,058 at September 30, 2011 and consists mainly of maintenance income collected in advance of the contractual maintenance period.

■	Other Liabilities increased from $2,821,898 at December 31, 2010 to $4,092,065 at September 30, 2011, and comprised of obligations and payments currently due for the purchase of assets from Lotus 911, Permessa and Salesplace.

Total Non-Current Liabilities

At September 30, 2011, our Total Non-Current Liabilities were $7,168,739, compared to $7,066,358 at December 31, 2010.  Total Non-Current Liabilities consist of Liabilities to Banks, Deferred Tax Liabilities, Retirement Benefit Obligation, and Other Liabilities.

■	Liabilities to Banks increased from $780,801 at December 31, 2010 to $3,606,461 at September 30, 2011, as a result of a long-term business loan/line of credit due to the Baden-Württembergische Bank, Stuttgart, Germany.

■	Retirement Benefit Obligation increased from $154,065 at December 31, 2010 to $163,648 at September 30, 2011 and consisted of additional accrued retirement benefit obligations.

■	Deferred Tax Liabilities increased from $nil at December 31, 2010 to $611,849 at September 30, 2011 and consists of the Deferred Tax Liabilities from the capitalization of software expenses.

■	Other Liabilities decreased from $6,131,492 at December 31, 2010 to $2,786,781 at September 30, 2011 and consisted of a reduction of liabilities related to the purchase of assets in a prior period.

Results of Operations:

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

For the nine months ended September 30, 2011, total revenue increased by $3,360,712, or 18.71%, to $21,320,351 from $17,959,639 for the nine months ended September 30, 2010. The increase was primarily due to additional revenues from the three acquired companies during the the nine month period ended September 30, 2011: Pavone AG on April 1, 2011; GroupWare, Inc. on June 1, 2011; and IDC Global, Inc. on July 25, 2011.

The Company generates revenue from two divisions. The Product division of revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division of revenues includes revenue generated from services rendered.

Within the Product division, revenue increased by $1,376,511, or 9.75%, from $14,120,203 for the nine months ended September 30, 2010, to $15,496,714 for the nine months ended September 30, 2011. The increase was primarily due to additional revenues from the three acquired companies during the reporting period: Pavone AG, GroupWare, Inc. and IDC Global, Inc.

Within the Service division, revenue increased by $1,984,201, or 51.68%, from $3,839,436 for the nine months ended September 30, 2010, to $5,823,637 for the nine months ended September 30, 2011, as a result of the aforementioned acquisitions consummated by the Company during the reporting period.

Cost of Goods Sold

For the nine months ended September 30, 2011, total Cost of Goods Sold increased by $2,338,463, or 26.92%, to $11,026,379 from $8,687,916 for the nine months ended September 30, 2010. The increase was primarily due to additional cost of goods relating to additional sales generated by acquired companies during the period.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials and third party product material costs. The second are the costs related to the Service division of revenue which includes; other operating expenses, personnel expenses, depreciation and amortization expense.

Within the Costs of Goods Sold related to the Product division, the Company was able to achieve a reduction in total cost of materials from $4,286,847 for the nine months ended September 30, 2010, to $3,976,750 for to the nine months ended September 30, 2011. The primary factor contributing to the Company’s reduction in Costs of Goods Sold related to the Product division of revenues was a $310,097, or 7.23%, reduction in third party product material costs, due to lower third party product sales for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Within the Costs of Goods Sold related to the Service division, the Company saw a $2,648,560, or 60.18%, increase in the total costs of services, from $4,401,070 for the nine months ended September 30, 2010 to $7,049,630 for the nine months ended September 30, 2011. The Company experienced elevated Service costs due to the increase in salaries and related expenses to fulfill our business objectives in our GROUP Live, our cloud application platform, and our Transformer portfolio.

Operating Expenses

The Company’s total Operating Expense consist of three segments; Selling, Administrative and General Expenses. For the nine months ended September 30, 2011 total Operating Expenses increased by $6,951,881, or 63.15%, to $17,959,655 from $11,007,774 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, Selling Expenses increased by $4,740,441, or 62.90%, to $12,277,502 from $7,537,061 for the nine months ended September 30, 2010. The increase was due to additional recruiting of sales personnel and additional selling expenses relating to the aforementioned acquisitions.

For the nine months ended September 30, 2011, administrative expense increased by $2,114,932, or 77.63%, to $4,839,237, from $2,724,305 for the nine months ended September 30, 2010. This was primarily due to increases in personnel expense and other Administrative Expenses related to the Company’s acquisition of subsidiary companies and the increased compliance costs associated with restructuring.

For the nine months ended September 30, 2011, General Expenses increased by $96,508, or 12.93%, to $842,917 from $746,409 for the nine months ended September 30, 2010, due to additional expenses resulting from the acquisitions made by the company during the nine month reporting period.

Other Income (Expense)

For the nine months ended September 30, 2011, Other Expense of $177,574 decreased from Other Income of $577,591 for the nine months ended September 30, 2010. This change is primarily due to decreases in Other Income of $800,461, or 92.50%, due to the previous period’s higher earnings in relation to the sale of the assets of GEDYS IntraWare GmbH  coupled with a net decrease in Interest Expense of $45,286, or 15.74%, from $287,786 for the nine months ended September 30, 2010 to $242,500 for the nine months ended September 30, 2011.

Liquidity & Capital Resources

As September 30, 2011, the Company had $3,062,890 in cash and cash equivalents, compared to $6,014,411 at December 31, 2010.

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

 Cash Flows

	Nine Months Ended September 30,
	2011	2010

Net cash provided (used in) Operating Activities	$(2,860,882)	$3,734,827

Net cash provided (used in) Investing Activities	$9,925,662	$(1,156,569)
Net cash provided (used in) Financing Activities	$2,835,639	$420,421
Effect of exchange rate changes on cash	$(8,709,597)	$(3,331,165)
Net increase (decrease) in cash and cash equivalents during the period	$1,190,822	$(332,486)
Cash and cash equivalents, beginning of period	$1,872,068	$1,708,771
Cash and cash equivalents, end of period	$3,062,890	$1,376,285

Net Cash used in Operating Activities for the nine month period ended September 30, 2011 was $2,860,882 compared to net cash provided in Operating Activities of $3,734,827 for the nine month period ended September 30, 2010 decreasing by $6,595,709. This change is primarily due to increases in Accounts Payable, Depreciation, Income from Equity Investment, Other Liabilities, Consulting Expense and Retirement Benefit Obligation totaling $2,390,116. Being offset by decreases in Net Income/Loss, Deferred Tax Assets, Inventories, Minority Interest Losses, Accounts Receivable and Other Assets totaling $8,985,825.

Net cash provided in investing activities during the nine month period ended September 30, 2011 was $9,925,662, compared to cash used by investing activities in the comparative period ended September 30, 2010 of $1,156,569. The additional $11,082,231 provided by Investing Activities for the nine month period ended September 30, 2011 was primarily due to decreases from the Purchase of Intangible Assets, Property Plant and Equipment totaling $7,603,328 being offset by increases in Financial Assets and Purchase of Subsidiaries totaling $18,685,558.

Net cash used in financing activities during the nine month period ended September 30, 2011 was $2,835,639, compared to net cash provided in financing activities in the comparative period ended September 30, 2010 of $420,421. The increase of $2,415,218 was primarily due to a $2,393,921 increase in borrowings from banks, coupled with a $21,297 increase in other borrowings for the nine month period ended September 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 5. Other Information.

None

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

GBS ENTERPRISES INCORPORATED

Date: July 17, 2013	By: /s/ Joerg Ott
Joerg Ott
Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2013	By: /s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

