Form 10-Q/A
period 2011-06-30
GBS Enterprises Inc
filed 2013-07-18
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 4)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 18, 2013, there were 30,812,624 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 4 to its Form 10-Q for the fiscal quarter ended June 30, 2011 originally filed with the Securities and Exchange Commission on August 19, 2011 and subsequently amended on September 14, 2011, March 23, 2012 and June 16, 2013 (“Amendment No. 3”). This Amendment No. 4 includes the 101 XBRL (eXtensible Business Reporting Language) Interactive Data File exhibits required by Part II, Item 6 of Form 10-Q for the restated unaudited consolidated financial statements and notes contained in Amendment No. 3. No other items are being amended except as described in this Explanatory Note and this Amendment No. 4 does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ending June 30, 2011, except as otherwise amended by Amendment No. 3.

PART II-OTHER INFORMATION

Item 6. Exhibits.

Exhibit
No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document..

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: July 18, 2013	By:	/s/ Joerg Ott
Joerg Ott
Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 2013	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

3