Form 10-Q/A
period 2013-03-31
GBS Enterprises Inc
filed 2013-08-15
CIK 1413754

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 15, 2013, there were 30,812,624 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on June 13, 2013 (the “Original Filing Date”), for the following purposes:

1.	To restate the financial statements for the quarter ended March 31, 2013 due to an error in the calculation of weighted shares resulting in erroneous earnings per share (EPS).
2.	To reformat the Statement of Operations as the “Statement of Operations and Consolidated Income/Loss” in accordance with ASC 220-10-45-1A
3.	To add the disclosure required by ASC 250-10-50-7 and ASC 250-10-50-8 to Note 4 to the financial statements.
4.	To revise the warrant table included under Note 22 of the financial statements..
5.	To furnish the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
6.	Correction of Note 24.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way, except as stated above, disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-Q have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31 and 32 hereto.

3

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

March 31, 2013

(Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

March 31, 2013 (Unaudited and Restated) and December 31, 2012 (Audited and Restated)

	Restated	Restated
	March 31,	December 31,
	2013	2012
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 6	738,369	1,154,602
Accounts Receivable - Note 7	3,205,807	4,143,448
Prepaid expenses - Note 8	214,435	84,304
Other receivables current - Note 9	1,019,080	676,976
Assets held for sale	0	384,862
Total current assets	5,177,691	6,444,192

Non-Current Assets
Assets held for sale	0	1,846,645
Property, plant and equipment - Note 10	317,771	332,839
Other non-current receivables - Note 11	1,154	428,422
Deferred tax assets	1,104,222	1,132,103
Goodwill - Note 12	31,260,500	34,254,881
Software - Note 13	10,947,781	12,207,031
Other assets - Note 14	160,340	156,379
Total non-current assets	43,791,768	50,358,300

Total assets	48,969,459	56,802,492

Liabilities and stockholders' equity
Current liabilities
Notes payable - Note 15	260,421	2,313,572
Liabilities to banks - Note 16	9,293	6,774
Accounts payables and accrued liabilities - Note 17	3,662,133	6,241,733
Deferred income - Note 18	8,852,860	6,099,570
Other short term liabilities - Note 19	800,740	860,032
Due to related parties - Note 20	276,542	2,115,869
Liabilities held for sale	0	589,634
Total current liabilities	13,861,989	18,227,184

Non - Current liabilities
Liabilities to banks - Note 21	2,563,260	3,716,102
Retirement benefit obligation	160,874	165,876
Liabilities held for sale	0	159,898
Total non-current liabilities	2,724,134	4,041,876

Total liabilities	16,586,123	22,269,060

Stockholders' equity
Capital stock - Note 22
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
30,812,624 shares of common stock
(29,461,664 shares of common stock at December 31, 2012)	30,813	29,462
Additional paid in capital	50,055,132	49,691,195
Subscription Receivable	50,000	-
Accumulated deficit	(20,308,707)	(18,974,582)
Other comprehensive income	112,249	442,841

	29,939,487	31,188,916
Noncontrolling interest in subsidiaries	2,443,849	3,344,516

Total stockholders' equity	32,383,336	34,533,432

Total stockholders' equity and liabilities	48,969,459	56,802,492

Subsequent events - Note 26

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations and Comprehensive Income/(Loss)

For the three months ended March 31, 2013 and March 31, 2012

(Unaudited and Restated)

	Restated	Restated
	March 31,	March 31,
	2013	2012
	$	$

Revenues - Note 23
Products	4,373,010	5,593,365
Services	851,369	1,358,684
	5,224,379	6,952,049
Cost of goods sold
Products	857,275	1,916,624
Services	2,244,423	2,256,550
	3,101,698	4,173,174
Gross profit	2,122,681	2,778,875

Operating expenses
Selling expenses	2,371,530	4,178,185
Administrative expenses	1,500,042	1,473,647
General expenses	229,147	227,372
	4,100,719	5,879,204

Operating income (loss)	(1,978,038)	(3,100,329)

Other Income (expense) - Note 25
Other Income (expense)	173,479	14,501
Interest income	341	1,299
Interest expense	(177,036)	(49,409)
	(3,216)	(33,609)

Income (loss) before income taxes	(1,981,254)	(3,133,938)

Income tax (income) expense	(72,960)	(659,341)

Income (loss) before extraordinary items, discontinued operations	(1,908,294)	(2,474,597)

Discontinued operations - IDC	0	110,653
Discontinued operations - SD Holdings	0	67,005

Net income (loss) before extraordinary items	(1,908,294)	(2,296,939)

Extraordinary items (value adjustment on goodwill)	0	0

Net income (loss)	(1,908,294)	(2,296,939)

Net Loss Attributable to noncontrolling Interest	(574,169)	(719,778)
Net income (loss) attributable to stockholders	(1,334,125)	(1,577,161)

Net earnings (loss) per share, basic and diluted	$(0.0447)	$(0.0578)

Weighted average number of common stock outstanding, basic and diluted	29,816,782	27,267,449

Statement of Comprehensive Income (Loss)

Net Income (Loss)	(1,908,294)	(2,296,939)
Foreign currency Translation Adjustment	(659,864)	(255,818)

Comprehensive income (loss)	(2,568,158)	(2,552,757)

Less: Net Income (Loss) attributable to noncontrolling interest	(574,169)	(719,778)
Less: Other Comprehensive Income (Loss) attributable to noncontrolling interest	(329,272)	(127,653)
Total Comprehensive income (loss) attributed to stockholders	(1,664,717)	(1,705,326)

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the three months ended March 31, 2013 and March 31, 2012

(Unaudited and Restated)

	Restated	Restated
	March 31, 2013	March 31, 2012
	$	$

Cash flow from operating activties
Net loss / net income	(1,908,294)	(2,296,939)
Adjustments
Deferred income taxes	27,881	(670,268)
Depreciation and amortization	1,561,952	1,654,957
Consulting expense	70,000	-
Interest Expense	195,288	-
Losses from equity investment	-	(17,701)
Loss on Sale of Assets	-
Minority interest losses	(900,667)	(719,778)
Changes in operating assets and liabilities
Accounts receivable and other assets	2,692,952	(2,622,458)
Retirement benefit obligation	(5,002)	(91,545)
Inventories	-	(114,832)
Accounts payable and other liabilities	(635,135)	2,586,263

Net cash provided (used) by operating activities	1,098,975	(2,292,301)
Net cash provided (used) by discontinued	-	177,658

Cash flow from investing activties
Sale of intangible assets	(2,756,006)	(931,427)
Purchase of property, plant and equipment	(31,639)	(358,704)
Write-down goodwill and intangibles	2,994,381	-
Proceeds from Sale of Subsidiaries	3,577,195	-
Increase in Financial assets	(427,267)	1,548,234

Net cash provided (used) in investing activities	3,356,663	258,103

Cash flow from financing activties
Net borrowings - banks	(1,150,322)	414,915
Other borrowings	(2,053,151)	(1,381,821)
Forgiveness of Debt	10,659	-
Capital paid-in	150,000	576,942
Loans from related party	(1,839,327)	379,968

Net cash provided (used) in financing activities	(4,882,141)	(9,996)

Effect of exchange rate changes on cash	10,270	(34,414)

Net increase (decrease) in cash	(416,233)	(1,900,950)
Cash and cash equivalents - Beginning of the quarter	1,154,602	3,142,308

Cash and cash equivalents - End of Quarter	738,369	1,241,358

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Unaudited and Restated

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

Unaudited and Restated

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

Unaudited and Restated

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

Unaudited and Restated

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

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Revenue Recognition

Sources of Revenues:

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

In accordance with ASC 250, effects of this restatement to the respective statements are shown below:

	For the three months ended
	Restated	Originally Filed
	March 31, 2013	March 31, 2013	Difference
	$	$	$
Assets
Current Assets
Cash and cash equivalents	738,369	738,369	0
Accounts receivable	3,205,807	3,205,807	0
Prepaid expenses	214,435	214,435	0
Other receivables	1,019,080	1,019,080	0
Total current assets	5,177,691	5,177,691	0

Equity investments in related parties			0
Property, plant and equipment	317,771	317,771	0
other non-current receivables	1,154	1,154	0
Deferred tax assets	1,104,222	1,104,222	0
Goodwill	31,260,500	31,260,500	0
Software	10,947,781	10,947,781	0
Other assets	160,340	160,340	0
Total non-current assets	43,791,768	43,791,768	0

Total assets	48,969,459	48,969,459	0

Liabilities and shareholders' equity
Current liabilities
Notes payable	260,421	260,421	0
Liabilities to banks	9,293	9,293	0
Accounts payable and accrued liabilities	3,662,133	3,662,133	0
Other liabilities	800,740	800,740	0
Deferred income	8,852,860	8,852,860	0
Due to related parties	276,542	276,542	0
Total current liabilities	13,861,989	13,861,989	0

Liabilities to banks	2,563,260	2,563,260	0
Deferred tax liabilities	0	0	0
Retirement benefit obligation	160,874	160,874	0
Other liabilities	0	0	0
Total non-current liabilities	2,724,134	2,724,134	0

Total liabilities	16,586,123	16,586,123	0

Shareholders' equity
Capital Stock
Authorized:
75,000,000 common shares and
25,000,000 preferred shares each with a
par value of $.001
Issued and outstanding
30,812,624 common shares
	30,813	30,813	0
Additional paid in capital	50,055,132	50,055,132	0
Subscription Receivable	50,000	50,000
Accumulated deficit	(20,308,707)	(20,308,707)	0
Other comprehensive income	112,249	112,249	0
Total shareholders' equity	29,939,487	29,939,487	0

Noncontrolling interest in subsidiaries	2,443,849	2,443,849	0

Total equity and liabilities	48,969,459	48,969,459	0

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

	For the three months ended
	Restated	Originally Filed
	March 31, 2013	March 31, 2013	Difference
	$	$	$
Net sales	5,224,379	5,224,379	0
Cost of goods sold	3,101,698	3,101,698	0
Gross profit	2,122,681	2,122,681	0

Operating expenses
Selling expenses	2,371,530	2,371,530	0
Administrative expenses	1,500,042	1,500,042	0
General expenses	229,147	229,147	0
	4,100,719	4,100,719	0

Operating income	(1,978,038)	(1,978,038)	0

Other Income (expense)
Other Income (expense)	173,479	173,479	0
Interest income	341	341	0
Interest expense	(177,036)	(177,036)	0
	(3,216)	(3,216)	0

Income (loss) before income taxes	(1,981,254)	(1,981,254)	0

Income tax (income) expense	(72,960)	(72,960)	0

Net income (loss)	(1,908,294)	(1,908,294)	0

Net income (loss) attributable to non controlling interest	(574,169)	(574,169)	0

Net income (loss) attributable to shareholders	(1,334,125)	(1,334,125)	0

Other comprehensive income (loss)	(659,864)	(659,864)	0

Net income (loss) and comprehensive income (loss) attributed to shareholders	(1,664,717)	(1,664,717)	0

Basic and diluted income (loss) per share	(0.0447)	(0.509)	.464

Weighted average number of shares outstanding	29,816,782	24,847,525	4,969,257

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

	For the three months ended
	Restated	Originally Filed
	March 31, 2013	March 31, 2013	Difference
	$	$	$
Cash flow from operating activities
Net loss / net income	(1,908,294)	(1,908,294)	0
Adjustments
Deferred income taxes	27,881	27,881	0
Depreciation and amortization	1,561,952	1,561,952	0
Consulting Expense	70,000	70,000	0
Interest Expense	195,288	195,288	0
Minority interest losses	(900,667)	(900,667)	0
Changes in operating assets and liabilities
Accounts receivable and other assets	2,692,952	2,692,952	0
Retirement benefit obligation	(5,002)	(5,002)	0
Inventories	0	0
Accounts payable and other liabilities	(635,135)	(635,135)	0
Net cash provided by operating activities	1,098,975	1,098,975	0

Cash flow from investing activities
Purchase (sale) of intangible assets	(2,756,007)	(2,756,007)	0
Purchase of property, plant and equipment	(31,639)	(31,639)	0
Sale (Purchase) of subsidiaries	3,577,195	3,577,195	0
Write-down goodwill and intangibles	2,994,381	2,994,381	0
Purchase of financial assets	(427,267)	(427,267)	0
Net cash used in investing activities	3,356,663	3,356,663	0

Cash flow from financing activities
Net borrowings - banks	(1,150,322)	(1,150,322)	0
other borrowings	(2,053,151)	(2,053,151)	0
Forgiveness of Debt	10,659	10,659
Capital paid-in	150,000	150,000
Loans from related parties	(1,839,327)	(1,839,327)
Net cash used in financing activities	(4,882,141)	(4,882,141)	0

Effect of exchange rate changes on cash	10,270	10,270	0

Net increase in cash	(416,233)	(416,233)	0
Cash and cash equivalents - Beginning of the period	1,154,602	1,154,602	0

Cash and cash equivalents - End of period	738,369	738,369	0

Explanation of Differences:

Weighted Average Shares/ Earnings per Share

The 3/31/13 financials were restated due to an error in the calculation of weighted shares resulting in erroneous earnings per share.

Note 5	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders'			Profit
		Equity	Percentage of		of the		Date
		as of	Subscribed Capital		consolidated		of the
	Headquarters	03/31/13 KUSD	KUSD	in %	quarter KUSD	Ownership	First Consolidation

GROUP Business Software (UK) Ltd.	Manchester	(1,330)	23	50.1%	(77)	I	12/31/2005
GROUP Business Software Corp.	Woodstock	(12,962)	1	50.1%	(634)	I	12/31/2005
Permessa Corporation	Waltham	(5)	0	50.1%	0	I	9/22/2010
Relavis Corporation	Woodstock	(819)	2	50.1%	(10)	I	1/8/2007
GROUP Business Software AG	Eisenach	12,516	36,107	50,1%	(102)	I	6/1/2011
Pavone GmbH	Boeblingen	(1,165)	47	100%	22	D	1/4/2011
Groupware Inc.	Woodstock	(482)	1	100%	0	D	1/6/2011
GBS India	Chennai	93	14	100. %	(9)	D	9/30/2012

D - Direct Subsidiary
I - Indirect Subsidiary Indirect Subsidiaries are owned 50.1% through GROUP Business Software AG

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

Note 6	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 738 KUSD (December 31, 2012 restated year end: 1,155 KUSD). Included in that amount are cash equivalents of 3 KUSD (December 31, 2012 restated year end: 3 KUSD).

Note 7	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 3,206 KUSD (December 31, 2012 restated year end: 4,143 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 8	PREPAID EXPENSES

Prepaid expenses in the amount of 214 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2012 restated year end: 84 KUSD).

Note 9	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 1,019 KUSD (December 31, 2012 restated year end: 677 KUSD). The largest individual item under other receivables represents receivables from the sale of IDC Global (517 KUSD), a recoverable receivable from a previous insolvency (439 KUSD). Also included are tax assets (37 KUSD) and other prepaid costs (26 KUSD).

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12/31/2012	7,206.5	6,873.7	332.8
Additions	23	14
Disposals	(36)	(6)
Currency differences	9	3
Reclassifications	0	0
Updated 03/31/2013	7,202.5	6,884.7	317.8

Note 11	OTHER RECEIVABLES NON-CURRENT

The major components of the Non-current Receivables include the following:

OTHER RECEIVABLES NON-CURRENT
	KUSD	KUSD Restated
	3/31/2013	12/31/2012
Cooperative shares	1	1
Intercompany Loan Values during the quarter	0	0
Other long term receivables	0	427
Balance	1	428

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

Note 12	GOODWILL

Goodwill derives from the following business acquisitions:

March 31, 2013	Date of first Consolidation	1/1/2013	Additions	Adjustments	Written off as impaired	3/31/2013
GROUP Business Software AG	01/06/11	18,425.6	-	-	-	18,425.6
GROUP Business Software (UK) Ltd.	12/31/05	2,765.1	-	-	-	2,765.1
Permessa Corporation	09/22/11	2,387.4	-	-	-	2,387.4
Pavone GmbH	01/04/11	5,950.5	-	-	-	5,950.5
IDC Global Inc.	07/25/10	2,994.4	-	(2,994)	-	-
GBS India	8/1/2012	1,731.9	-	-	-	1,731.9
		34,254.9	-	(2,994.4)	-	31,260.5

	Date of
	first				Written off
December 31, 2012	Consolidation	1/1/2012	Additions	Adjustments	as impaired	12/31/2012
GROUP Business Software AG	1/6/2011	20,194.4	618.6	(2,387.4)	-	18,425.6
GROUP Business Software Corp	12/31/2005	2,177.5	-	-	2,177.5	-
GROUP Business Software (UK) Ltd.	12/31/2005	2,765.1	-	-	-	2,765.1
evVokus Software GmbH	10/1/2005	443.6	-	(443.60)	-	-
Permessa Corporation	20110-09-22	2,387.4	-	-	-	2,387.4
Pavone GmbH	1/4/2011	5,950.5	-	-	-	5,950.5
IDC Global Inc.	7/25/2010	2,994.4	-	-	-	2,994.4
SD Holdings	2011-09.27	2,213.1	-	(2,213.1)	-	-
GBS India	8/1/2012	-	1,731.9	-	-	1,731.9
		39,126.0	2,350.5	(5,044.1)	2,177.5	34,254.9

Note 13	SOFTWARE

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12/31/2012	33038.7	20,831.7	12,207.0
Additions	120	98	22
Disposals	(1,420)	122	(1,298)
Currency differences	143	126	17
Reclassifications	0	0	0
Updated 03/31/2013	31,881.7	21,177.7	10,948.0

Note 14	OTHER ASSETS

The balance of this account of 160 KUSD primarily includes rent and other security deposits (December 31, 2012 restated year end: 156 KUSD).

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

Note 15	NOTES PAYABLE

As described more fully in Note 22, a breakdown of the Notes Payable of $260,421 at March 31, 2013 (December 31, 2012 restated year end: $2,313,572) is as follows:

	Loan		Accrued
		$	$	$
	7/5/2012	250,000	10,421	260,421
	10/26/2012	1,000,000	36,165	1,036,165
	11/30/2012	500,000	8,493	508,493
	11/30/2012	500,000	8,493	508,493

Balance at December 31, 2012		2,250,000	63,572	2,313,572

Accrued Interest converted into shares			36,165
Payments made through March 31, 2013		2,000,000	16,986	2,053,151

Balance at March 31, 2013		250,000	10,421	260,421

Note 16	LIABILITIES TO BANKS – CURRENT

Included in this account is an operating line of credit of 5 KUSD (December 31, 2012 year end: 5 KUSD) bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD. Also included are checks in transit as of the financial statement date (4 KUSD).

Note 17	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 1,677 KUSD (December 31, 2012 restated year end: 3,274 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

USD	Status				Currency	Status
	12/31/2012	Utilization	Dissolution	Increase	Differences	3/31/2013

Tax provision	57	(57)	0	55	0	55
Salary	861	(861)	24	434	16	426
Vacation	315	(303)	30	258	12	253
Workers Compensation Insurance Association	25	(21)	0	25	1	30
Compensation Levy for Non-Employment of Severely Handicapped Persons	19	(16)	0	17	0	21
Outstanding Invoices	1,059	(1,056)	60	489	22	454
Annual Financial Statement Costs	128	(186)	0	180	4	126
Other Provisions	446	(221)	0	118	6	349
Warranties	96	(16)	0	6	41	127
Gesture of Goodwill	0	0	0	0	0	0
Provision for Legal Costs	73	(4)	0		5	74
Severance	70	(70)	0	70	0	70
Total	3,149	(2,811)	114	1654	107	1,985

Provisions for salaries of 426 KUSD (December 31, 2012 restated year end: 861 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 253 KUSD (December 31, 2012 restated year end: 315 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 454 KUSD (December 31, 2012 restated year end: 1059 KUSD) was created.

Other Provisions of 349 KUSD (December 31, 2012 restated year end: 446 KUSD) include miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 126 KUSD (December 31, 2012 restated year end: 128 KUSD).

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

A provision for anticipated legal consulting of 74 KUSD was recorded (December 31, 2012 restated year end: 73 KUSD).

For warranty claims, a provision of 127 KUSD (December 31, 2012 restated year end: 96 KUSD) was created determined by service income.

Note18	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 8,853 KUSD (December 31, 2012 restated year end: 6,100 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 19	OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 801 KUSD (December 31, 2012 restated year end: 860 KUSD) includes the following obligations and payments currently due:

Other Short-Term Liabilities	3/31/2013
KUSD
Purchase Assets Permessa	538
Tax Liabilities/Credits	(57)
Purchase Archiving Software	320
Other Liabilities	0
801

Note 20	DUE TO RELATED PARTIES

Related parties basically refer to the Board of Directors, Supervisory Board, stockholders and associated companies.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

		12/31/2012
	3/31/2013 KUSD	Restated KUSD
Accounts payable and accruals
Green Mind Ventures	0	72.0
Vitamin-B Venture Gmbh	0	493.6
Board of Directors fees and expenses	224.5	110.4
Notes payable – see below	52.0	1,391.8
Due to associated company	0	48.1
	276.5	2,115.9

	Date of Loan	Principal	Interest Accrued	Total	Due Date
		$	$	$
Total	7/5/2012	50,000	2,084	52,084	1/5/2013

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

Note 21	LIABILITIES TO BANKS – NON-CURRENT

Liabilities to banks as of the financial statement date was 2,563 KUSD (December 31, 2012 restated year end: 3,716 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank with a credit line totaling approx. 3,844 KUSD (3,000 KEUR) and are collateralized by a silent blanket agreement for GROUP AG’s trade receivables. The loan is provided with approx. 2,563 KUSD (2,000 KEUR) as an asset backed security and with 1,281 KUSD (1,000 KEUR) as a credit line backed up with the accounts receivables of GROUP AG. The term of the loan runs until June 30, 2014. The Company has curtailed the risk of changing interest rates existing with regard to liabilities to banks due to variable interest rate agreements by obtaining a fixed interest rate for half of its credit line. Accordingly, approx. 1,922 KUSD (1,500 KEUR) is bearing interest at prime plus 1.5% and approx. 1,922 KUSD (1,500 KEUR) is fixed at 3.5%

Note 22	COMMON STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. No class of preferred stock has been designated or issued. As of March 31, 2013, there were shares 30,812,624 of common stock outstanding. At the time of the Reverse Merger of the Company by GROUP on January 6, 2011, there were 16,500,000 shares of common stock of the Company outstanding and, as the Reverse Merger was accounted for as a recapitalization and applied retroactively, this balance is recorded as the balance outstanding since inception.

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Unaudited and Restated

Other changes in common stock are disclosed in Note 26, Supplementary Cash Flow Disclosures.

Options

The Company has not issued any options, so that none are outstanding as of March 31, 2013..

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

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

	# of shares				Fair value				Balance
	allowed to	Issue	Expiry	Strike	at				End of
	purchase	Date	Date	Price	Issuance		Issued	Exercised	Period
	#			$	$		#	#	#

Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000
Issued for financing services		3/11/2011	3/11/2014	1.50	-		707,280	-	707,280
Issued for financing services		3/28/2011	3/28/2014	1.50	-		15,000	-	15,000
Sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280

Opening - Jan 1, 2012	6,846,280							5,000	6,841,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	500,000	-
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	250,000	250,000
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875
Closing - Dec 31, 2012							5,136,875	1,655,000	10,328,155

Opening - Jan 1, 2013	10,328,155								10,328,155
Transfer (3/11/2011)	739,000	2/6/2013	3/11/2014	1.50	-		-	-	739,000
Closing - Mar 31, 2013							5,136,875	1,655,000	11,067,155

(1) recorded as consulting expense

(2) recorded as legal expense

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

5,224

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	3/31/2013
by geographic area	KUSD

US	126
Germany	188
United Kingdom	4
Others	0

318

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

Note 24	OTHER INCOME/EXPENSE

At the financial statement date, Other expense was 3 KUSD (December 31, 2012 restated year end: Other Expense 33 KUSD).

Note 25	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions through March 31, 2013 were as follows:

•	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.

•	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.

•	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.

•	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.

•	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

•	On March 31, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes method, was determined to be $ 270,208 and recorded as Additional Paid-In Capital.

•	On April 28, 2012, $ 632,500 in notes payable to RealRisk Ventures, LL were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.On April 30, 2012, $ 460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.

•	On April 30, 2012 $ 172,500 of accounts payable due to Vitamin B Venture, GmbH was converted into 150,000 shares of common stock in satisfaction of a converted note to Kjell Jahn.

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

Notes to the Interim Financial Statements

March 31, 2013

GBS Enterprises Incorporated

Unaudited and Restated

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

We had acquired IDC on July 25, 2011 for 880,000 shares of GBS common stock and $785,000. The fair value of the GBS common stock was determined to be $3.50 per share, representing the market value at the end of trading on the date of the Stock Purchase Agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. Due to the Company’s perceived increase in the demand for Modernization, Mobility and Optimization offerings, the Company made a strategic decision in 2012 to focus on its core offerings in the IBM Notes and Domino market and to divest its non-core businesses, including IDC.

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

■	Cash and Cash Equivalents decreased from $1,154,602 at December 31, 2012 to $738,369 at March 31, 2013 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology, the associated costs necessary to build and implement the go- to- market strategy and losses in operations.

■	Accounts Receivable decreased from $4,143,448 at December 31, 2012 to $3,205,807 at March 31, 2013 due to increased collections during the reporting period.

■	Prepaid Expenses increased from $84,304 at December 31, 2012 to $214,435 at March 31, 2013 from prepaid rent, insurance and advances on technological events.

■	Other Receivables-current increased from $676,976 at December 31, 2012 to $1,019,080 at March 31, 2013 and consisted of receivables from the sale of IDC Global, Inc. of approximately $517,000, a receivable from a previous insolvency of approximately $439,000, tax assets of approximately $37,000 and prepaid costs of approximately $26,000.

■	Assets Held for Sale decreased from $384,862 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global, Inc.

Total Non-Current Assets

At March 31, 2013, Total Non-Current Assets were $43,791,768 as compared to $50,358,300 at December 31, 2012.  Total Non-Current Assets consist of: Property Plant and Equipment, Other Receivables noncurrent, Deferred Tax Assets, Goodwill, Software, Other Assets and Assets Held for Sale.

■	Net Property (plant and equipment) decreased from $332,839 at December 31, 2012 to $317,771 at March 31, 2013.

■	Other Receivables noncurrent decreased from $428,422 at December 31, 2012 to $1,154 at March 31, 2013 and consisted of cooperative shares.

■	Deferred Tax Assets decreased from $1,132,103 at December 31, 2012 to $1,104,222 at March 31, 2013 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $34,254,881 at December 31, 2012 to $31,260,500 at March 31, 2013.The decreased in goodwill of $ 2,994,381 resulted from the sale of the subsidiary IDC Global, Inc. during the quarter.

■	Software decreased from $12,207,031 at December 31, 2012 to $10,947,781 at March 31, 2013, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $156,379 at December 31, 2012 to $160,340 at March 31, 2013. This category includes rent and other security deposits.

■	Assets Held for Sale decreased from $1,846,645 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global.

Liabilities

Total Liabilities decreased from $22,269,060 at December 31, 2012 to $16,586,123 at March 31, 2013.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At March 31, 2013, Total Current Liabilities were $13,861,989, compared to $18,227,184 at December 31, 2012.  Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities, Amounts Due to Related Parties and Liabilities Held for Sale.

■	Notes Payable decreased from $2,313,572 at December 31, 2012 to $260,421 at March 31, 2013 based on repayments of short terms loans during the quarter.

■	Liabilities to Banks increased from $6,774 at December 31, 2012 to $9,293 at March 31, 2013 and included a line of credit and cash in transit.

■	Accounts Payable and Accrued Liabilities decreased from $6,241,733 at December 31, 2012 to $3,662,133 at March 31, 2013. The decrease was due to the reduction of trade payables by approximately $1,367,000 and a decrease in accrued liabilities of approximately $1,213,000 by repayment and as a result of the sale of subsidiary IDC Global.

■	Deferred Income increased from $6,099,570 at December 31, 2012 to $8,852,860 at March 31, 2013, and consists mainly of maintenance income collected in advance of the contractual maintenance period.

■	Other Liabilities of $860,032 at December 31, 2012 decreased to $800,740 at March 31, 2013 and includes $320,000 due for purchased software, $538,000 for purchased companies (Permessa) and tax credits of ($57,000).

■	Amounts Due to Related Parties decreased from $2,115,869 at December 31, 2012 to $276,542 at March 31, 2013 as a result of payments to related parties during the quarter.

■	Liabilities Held for Sale decreased from $589,634 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global, Inc.

Total Non-Current Liabilities

At March 31, 2013, our Total Non-Current Liabilities were $2,724,134, compared to $4,041,876 at December 31, 2012.  Total Non-Current Liabilities consist of Liabilities to Banks, Retirement Benefit Obligation, and Liabilities Held for Sale.

■	Liabilities to Banks decreased from $3,716,102 at December 31, 2012 to $2,563,260 at March 31, 2013 as a result of partial payments, and included a long-term business loan/line of credit due to the Baden-Württembergische Bank, Stuttgart, Germany.

■	Retirement Benefit Obligation decreased from $165,876 at December 31, 2012 to $160,874 at March 31, 2013.

■	Liabilities Held for Sale decreased from $159,898 at December 31, 2012 to $Nil at March 31, 2013 as a result of the sale of IDC Global, Inc. in February 2013.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

For the three months ended March 31, 2013, our total revenue decreased to $5,224,379 from $6,952,049 for the three months ended March 31, 2012, a decline of $1,727,670 or 24.85%.  The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division decreased to $4,373,010 for the three months ended March 31, 2013 from $5,593,365 for the three months ended March 31, 2012, a decline of $1,220,354 or 21.82%. The primary factors contributing to the decline were decreases in License revenues of $317,876, Third Party Product revenues of $914,196 and Other revenues of $22,154 combined with an increase in Maintenance revenue of $33,872 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in License sales was equally split between the European (-$158,097) and the North American operations (-$159,779) of the Company. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform. While such an investment decision might affect the core business of the Company and a decrease in License sales, it also ideally creates potential service engagements for our migration/modernization offerings.

Service revenue decreased from $1,358,684 for the three months ended March 31, 2012 to $851,369 for the three months ended March 31, 2013, a decline of $507,315 or 37.34%. Primarily as a result of the sale of subsidiaries and the strategic reorganization allowing for an intensified focus around servicing the modernization, mobilizing and migration market.

Cost of Goods Sold

For the three months ended March 31, 2013, total Cost of Goods Sold decreased to $3,101,698 from $4,173,174 for the three months ended March 31, 2012, a cost reduction of $1,071,476 or 25.68%.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials. The second are the costs related to the Service division of revenue which includes; other operating expenses, depreciation & amortization expense, and personnel expenses.

Within the Costs of Goods Sold related to the Product division the Company was able to achieve a $1,059,349 or 55.27% reduction from $1,916,624 for the three months ended March 31, 2012 to $ 857,275 for the three months ended March 31, 2013. The primary factors contributing to the Company’s lower Costs of Goods Sold related to the Product division of revenues was a reduction of $118,372 in product material costs and a reduction of $940,977 in third party product material costs, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Within the Costs of Goods Sold related to the Service division, the Company was able to achieve a small reduction of $12,127 or 0.54%, in the total costs of services from $2,256,550 for the three months ended March 31, 2012 to $2,244,423 for the three months ended March 31, 2013. The primary factor contributing to the Company’s reduction in the costs of services was a reduction in personnel costs, depreciation and amortization costs. It should be noted that additional personnel costs relating to Services are included in Selling Expenses and these were also reduced from the quarter ending March 31, 2012 as indicated below.

Operating Expenses

The Company’s total operating expense consist of three segments; selling, administrative and general expenses. For the three months ended March 31, 2013, total operating expenses decreased $1,778,485 or 30.25% to $4,100,719 from $5,879,204 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, Selling Expenses decreased to $2,371,530 from $4,178,185 for the three months ended March 31, 2012.  This was primarily due to decreases in cost of materials of $208,654, personnel expense of $1,062,307 and in other selling expense of $535,694.

For the three months ended March 31, 2013, administrative expense increased by $26,395 or 1.79% to $1,500,042 from $1,473,647 for the three months ended March 31, 2012. This was primarily due to reductions in personnel costs of $163,054, being offset by an increase in other administrative expense of $189,449 related to the Company’s sale of subsidiary companies and the increased compliance costs associated with restructuring.

For the three months ended March 31, 2013, General Expenses slightly increased to $229,147 from $227,372 for the three months ended March 31, 2012.

Other Income (Expense)

For the three months ended March 31, 2013, Other Expense of $3,216 decreased from Other Expense of $33,609 for the three months ended March 31, 2012. This change is primarily due to an increase in Other Income of $158,978 and a net decrease in Interest Expense of $127,627 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

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

During the period ended March 31, 2013, we raised capital by consummating the following transactions:

■	On February 1, 2013, we sold 100% of our ownership in IDC Global, Inc. for net proceeds of $ 3,577,195 including cash received balanced against forgiven debt.

■	On February 12, 2013, we issued an aggregate of 500,000 restricted shares of Common Stock to a Board Member pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share, for total proceeds of $100,000.

■	On February 12, 2013, the Company issued an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share, for total proceeds of $50,000...

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all.

Cash Flows

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net cash provided (used in) Operating Activities	$1,098,975	$(2,292,301)
Net cash provided (used) by Discontinued	$-	$177,658
Net cash provided (used in) Investing Activities	$3,356,663	$258,103
Net cash provided (used in) Financing Activities	$(4,882,141)	$(9,996)
Effect of exchange rate changes on cash	$10,270	$(34,414)
Net increase (decrease) in cash and cash equivalents during the period	$(416,233)	$(1,900,950)
Cash and cash equivalents, beginning of period	$1,154,602	$3,142,308
Cash and cash equivalents, end of period	$738,369	$1,241,358

Net Cash provided by operating activities for the three month period ended March 31, 2013 was $1,098,975 compared to net cash used in operating activities of $2,292,301 for the three month period ended March 31, 2012 increasing by approximately $3,400,000. This change is primarily due to an increased cash provided by Accounts Receivable and Other Assets of approximately $5,300,000, Inventories of approximately $115,000, Deferred Tax Assets of approximately $700,000, coupled with a reductions in Interest and Consulting expenses of approximately $265,000 and a reduced Net Income Loss of approximately $400,000. Offset by increased cash used by Accounts Payable and Other Liabilities of approximately $ 3,200,000 and increased Minority Interest losses of $180,000.

Net cash provided in investing activities during the three month period ended March 31, 2013 was $3,697,525, compared to cash provided by investing activities in the comparative period ended March 31, 2012 of $258,103 increasing by approximately $3,400,000. The increase was provided primarily by proceeds from the sale of IDC Global in February 2013.

Net cash used in financing activities during the three month period ended March 31, 2013 was $4,882,141, compared to net cash used in financing activities in the comparative period ended March 31, 2012 of $9,996 increasing by approximately $ 4,900,000 for the three month period ended March 31, 2013.This change was primarily due to reductions in net borrowings from banks, related party loans, and other borrowings.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

▪	The Company intends on expediently paying off the amounts loaned in connection with the above referenced Loan Agreement. If needed, the Company will aggressively re-negotiate the terms of the Loan Agreement with the Lender.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman and Chief Executive Officer, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

▪	The Company intends on expediently paying off the amounts loaned in connection with the above referenced Loan Agreement. If needed, the Company will aggressively re-negotiate the terms of the Loan Agreement with the Lender.

Item 6. Exhibits.

Exhibit
No.	Description

10.1(1)	Stock Purchase Agreement, dated February 1, 2013, by and among IDC Global, Inc., GBS Enterprises Incorporated and Global Telecom & Technology Americas, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

(1)	Filed as an Exhibit to the Form 10-Q filed on June 13, 2013 and incorporated by reference herein.

(2)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: August 15, 2013	By:	/s/ Joerg Ott
Joerg Ott
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2013	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

