Form 10-Q
period 2013-06-30
GBS Enterprises Inc
filed 2013-08-19
CIK 1413754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

◻ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 19, 2013, there were 30,837,624 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2013

(Unaudited)

3

GBS Enterprises Incorporated
Interim Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012 (Audited and Restated)

		Restated
	June 30,	December 31,
	2013	2012
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 6	509,034	1,154,602
Accounts Receivable - Note 7	3,666,291	4,143,448
Inventories - Note 3	-	-
Prepaid expenses - Note 8	220,435	84,304
Other current receivables - Note 9	474,290	676,976
Deferred Tax Assets-current - Note 10	809,310	-
Assets held for sale	-	384,862
Total current assets	5,679,360	6,444,192

Non-Current Assets
Assets held for sale	-	1,846,645
Property, plant and equipment - Note 11	325,666	332,839
Other non-current receivables - Note 12	1,169	428,422
Deferred tax assets - Note 10	1,023,952	1,132,103
Goodwill - Note 13	31,260,500	34,254,881
Software - Note 14	10,572,956	12,207,031
Other assets - Note 15	172,721	156,379
Total non-current assets	43,356,965	50,358,300

Total assets	49,036,325	56,802,492

Liabilities and stockholders' equity
Current liabilities
Notes payable	-	2,313,572
Liabilities to banks - Note 16	3,482,086	6,774
Accounts payables and accrued liabilities - Note 17	5,413,042	6,241,733
Deferred income - Note 18	7,352,780	6,099,570
Other short term liabilities - Note 19	1,132,411	860,032
Deferred Tax Liabilities-current - Note 20	127,000	-
Due to related parties	-	2,115,869
Liabilities held for sale	-	589,634
Total current liabilities	17,507,319	18,227,184

Non-Current liabilities
Liabilities to banks	-	3,716,102
Retirement benefit obligation	165,874	165,876
Liabilities held for sale	-	159,898
Deferred Tax Liabilities non-current - Note 20	(9,882)	-
Total non-current liabilities	155,992	4,041,876

Total liabilities	17,663,310	22,269,060

Stockholders' equity
Capital stock - Note 21
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 peferred shares of $.001 par value each
Issued and outstanding:
30,812,624 shares of common stock
(29,461,664 shares of common stock at December 31, 2012)	30,813	29,462
Additional paid in capital	50,005,132	49,691,195
Subscription Receivable	50,000	-
Accumulated deficit	(20,508,551)	(18,974,582)
Other comprehensive income	(115,924)	442,841

	29,461,470	31,188,916
Noncontrolling interest in subsidiaries	1,911,544	3,344,516

Total stockholders' equity	31,373,014	34,533,432

Total stockholders' equity and liabilities	49,036,325	56,802,492

Subsequent events - Note 25

4

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations and Comprehensive Income/(Loss)

For the three and six month periods ended June 30, 2013 and June 30, 2012 (Restated)

(Unaudited)

	For the three months ended		For the six months ended
		Restated		Restated
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	$	$	$	$

Revenues - Note 22
Products	4,663,539	4,935,073	9,036,549	10,528,438
Services	659,474	1,167,728	1,510,843	2,526,412
	5,323,013	6,102,801	10,547,392	13,054,850
Cost of goods sold
Products	1,317,324	994,087	2,174,599	2,910,711
Services	998,289	2,070,498	3,242,712	4,327,048
	2,315,613	3,064,584	5,417,311	7,237,758
Gross profit	3,007,400	3,038,216	5,130,081	5,817,091

Operating expenses
Selling expenses	2,222,538	3,186,212	4,594,068	7,364,397
Administrative expenses	1,277,094	1,237,164	2,777,136	2,710,811
General expenses	42,818	165,505	271,965	392,877
	3,542,451	4,588,882	7,643,170	10,468,086

Operating income (loss)	(535,051)	(1,550,665)	(2,513,089)	(4,650,994)

Other Income (expense) - Note 23
Other Income (expense)	348,224	(854,660)	521,703	(840,159)
Interest income	79	1,358	420	2,657
Interest expense	(229,084)	(58,255)	(406,120)	(107,664)
	119,219	(911,556)	116,003	(945,165)

Income (loss) before income taxes	(415,832)	(2,462,222)	(2,397,086)	(5,596,160)

Income tax (income) expense	86,280	(462,700)	13,320	(1,122,041)

Income (loss) before extraordinary items,
discontinued operations	(502,112)	(1,999,522)	(2,410,406)	(4,474,119)

Discontinued operations - Note 4	-	(81,286)	-	96,371

Net income (loss) before extraordinary items	(502,112)	(2,080,808)	(2,410,406)	(4,377,748)

Extraordinary items (value adjustment on goodwill)	-	-	-	-

Net income (loss)	(502,112)	(2,080,808)	(2,410,406)	(4,377,748)

Net Loss Attributable to noncontrolling Interest	(302,268)	(708,198)	(876,437)	(1,427,976)
Net income (loss) attributable to stockholders	(199,844)	(1,372,610)	(1,533,969)	(2,949,772)

Net earnings (loss) per share, basic and diluted	$(0.0065)	$(0.0472)	$(0.0506)	$(0.1046)

Weighted average number of common stock
outstanding, basic and diluted	30,812,624	29,061,335	30,317,454	28,197,214

Statement of Comprehensive Income (Loss)

Net Income (Loss)	(502,112)	(2,080,808)	(2,410,406)	(4,377,748)
Foreign currency Translation Adjustment	(455,436)	2,643,180	(1,115,300)	2,387,362

Comprehensive income (loss)	(957,548)	562,372	(3,525,706)	(1,990,386)

Less: Net Income (Loss) attributable to noncontrolling interest	(302,268)	(708,198)	(876,437)	(1,427,976)
Less: Other Comprehensive Income (Loss) attributable to noncontrolling interest	(227,263)	1,318,947	(556,535)	1,191,294

Total Comprehensive income (loss) attributed to stockholders	(428,017)	(48,377)	(2,092,734)	(1,753,704)

5

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations

For the six months ended June 30, 2013 and June 30, 2012 (Restated)

(Unaudited)

		Restated
	June 30, 2013	June 30, 2012
	$	$

Cash flow from operating activities
Net loss / net income	(2,410,406)	(4,377,748)
Adjustments
Deferred income taxes	98,269	(124,377)
Depreciation and amortization	2,075,195	1,689,001
Consulting expense	70,000	-
Interest Expense	195,288	-
Gains (Losses) from equity investment	-	72,613
Gain (Loss) on Sale of Assets	-	-
Minority interest losses	(876,437)	(1,123,002)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,376,819	(55,000)
Retirement benefit obligation	(2)	1,083,555
Inventories	-	31,125
Accounts payable and other liabilities	74,365	(3,864,002)

Net cash provided (used) by operating activities	1,603,091	(6,667,835)
Net cash provided (used) by discontinued	-	-

Cash flow from investing activities
Sale (Purchase) of intangible assets	2,622,659	(2,983,544)
Sale (Purchase) of property, plant and equipment	(62,225)	(660,419)
Increase in Financial assets	-	6,565,341

Net cash provided (used) in investing activities	2,560,434	2,921,378

Cash flow from financing activities
Net borrowings - banks	(240,788)	451,800
Other borrowings	(2,313,572)	(1,381,821)
Forgiveness of Debt	10,659	-
Capital paid-in	100,000	2,020,177
Loans from related party	(2,115,869)	-

Net cash provided (used) in financing activities	(4,559,570)	1,090,156

Effect of exchange rate changes on cash	(249,522)	(34,414)

Net increase (decrease) in cash	(645,568)	(2,690,714)
Cash and cash equivalents - Beginning of the year	1,154,602	3,250,821

Cash and cash equivalents - End of Quarter	509,034	560,107

6

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc., a Delaware corporation (“IDC”). Pursuant to the acquisition agreement, dated July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and made a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC was a privately held company that provides nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC includes two Data Center facilities located in the downtown Chicago area and Colocation facilities in three other Data Centers in New York, London, England and Frankfurt, Germany. IDC provides internet infrastructure Services (IaaS) to the business community helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing. IDC is helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.

Due to the Company’s perceived increase in the demand for Modernization, Mobility and Optimization offerings, the Company made a strategic decision in 2012 to focus on its core offerings in the IBM Notes and Domino market and to divest its non-core businesses, including IDC.

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Stock Purchase Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for an aggregate purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions amounting to $1.093 million as described more fully in the Stock Purchase Agreement. The Purchase Price is also subject to adjustment on a dollar-for-dollar basis for adjustments the Net Working Capital (defined as Current Assets minus Current Liabilities) of IDC by GTT within 90 days of closing.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Group Live, N.V.

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Note 4	DISCONTINUED OPERATIONS

Due to the Company's perceived increase in the demand for Modernization, Mobility and Optimization offerings, the Company made a strategic decision in 2012 to focus on its core offerings in the IBM Notes and Domino market and to divest its non-core businesses. As a result,on February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the "Agreement"), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS ("IDC"), and Global Telecom & Technology Americas, Inc., a Virginia corporation ("GTT). Pursuant to the Stock Purchase Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for an aggregate purchase price of $4,600,000 (the "Purchase Price"), Discontinued Operations and their results of operations, financial positions and cash flows are shown separately for the six months ended on June 30, 2012 for comparative purposes. Summarized financial information for discontinued operations is set forth as follows:

Revenues
Services	(2,648,976)
Cost of goods sold
Products	(1,278,740)
Services	(589,808)

Operating expenses
Selling expenses	(554,448)
Administrative expenses	(109,845)
General expenses	(33,250)

Operating income	(82,885)

Other Income (expense)
Other Income (expense)	(13,486)

Income (loss) before income taxes	(96,371)

Note 5	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

	Headquarters	Stockholders' Equity	Percentage of		Ownership	Profit	Date
		as of	Subscribed Capital			of the	of the
		06.30.13				consolidated quarter	First Consolidation
		KUSD	KUSD	in %		KUSD

GROUP Business Software (UK) Ltd.	Manchester	-1,296	23	50,1%	I	-40	12/31/2005
GROUP Business Software Corp.	Woodstock	-14,353	1	50,1%	I	1,473	12/31/2005
GROUP LIVE N.V.	Den Haag	1,263	134	50,1%	I	-2	12/31/2005
Permessa Corporation	Waltham	10	0	50,1%	I	0	9/22/2010
Relavis Corporation	Woodstock	-804	2	50,1%	I	15	1/8/2007
GROUP Business Software AG	Eisenach	9,435	36,107	50,1%	I	-237	6/1/2011
Pavone GmbH	Boeblingen	-1,119	47	100.0%	D	42	1/4/2011
Groupware Inc.	Woodstock	-482	1	100.0%	D	0	1/6/2011
GBS India	Chennai	157	13	100.0%	D	34	9/30/2012

D - Direct Subsidiary

I -   Indirect Subsidiary

Indirect Subsidiaries are owned 50.1% through GROUP Business Software AG

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 6	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 509 KUSD (December 31, 2012 restated year end: 1,155 KUSD). Included in that amount are cash equivalents of 3 KUSD (December 31, 2012 restated year end: 3 KUSD).

Note 7	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 3,666 KUSD (December 31, 2012 restated year end: 4,143 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 8	PREPAID EXPENSES

Prepaid expenses in the amount of 220 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2012 restated year end: 84 KUSD).

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 9	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 474 KUSD (December 31, 2012 restated year end: 677 KUSD). The largest individual item under other receivables represents receivables from a recoverable receivable from a previous insolvency (446 KUSD) and deposits (28 KUSD).

Note 10	DEFERRED TAX ASSETS

Deferred tax assets as of the financial statement date were 1,833 KUSD (December 31, 2012 restated year end: 1,132 KUSD). Below is a breakdown of deferred taxes into current and non-current assets:

Deferred Tax Assets	KUSD	KUSD
	6/30/2013	12/31/2012

Deferred Tax Assets – Current	809	0

Deferred Tax Assets – Non-current	1,023	1,132

Balance	1,833	1,132

Note 11	PROPERTY, PLANT AND EQUIPMENT

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Updated 03.31.2013	7,202.5	6,884.7	317.8
Additions	42	12
Disposals	33	6
Currency differences	8	3
Reclassifications	0	0
Updated 06.30.2013	7,219.4	6,893.7	325.7

Note 12	OTHER RECEIVABLES NON-CURRENT

The major components of the Non-current Receivables include the following:

	KUSD	KUSD
	6/30/2013	3/31/2013

Cooperative shares	1	1
Intercompany Loan Values during the quarter	0	0
Other long term receivables	0	0
Balance	1	1

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 13	GOODWILL

Goodwill derives from the following business acquisitions:

	Date of	1/1/2013	Additions	Adjustments	Written off	6/30/2013
June 30, 2013	first				as impaired
	Consolidation
GROUP Business Software AG	01/06/11	18,425.6	-	-	-	18,425.6
GROUP Business Software (UK) Ltd.	12/31/05	2,765.1	-	-	-	2,765.1
Permessa Corporation	09/22/11	2,387.4	-	-	-	2,387.4
Pavone GmbH	01/04/11	5,950.5	-	-	-	5,950.5
GBS India	8/1/2012	1,731.9	-	-	-	1,731.9
		31,260.5	-	-	-	31,260.5

	Date of	Adjustments	Written off	12/31/2012
December 31, 2012	first		as impaired
	Consolidation
GROUP Business Software AG	1/6/2011	(2,387.4)	-	18,425.6
GROUP Business Software Corp	12/31/2005	-	2,177.5	-
GROUP Business Software (UK) Ltd.	12/31/2005	-	-	2,765.1
evVokus Software GmbH	10/1/2005	(443.60)	-	-
Permessa Corporation	20110-09-22	-	-	2,387.4
Pavone GmbH	1/4/2011	-	-	5,950.5
IDC Global Inc.	7/25/2010	-	-	2,994.4
SD Holdings	2011-09.27	(2,213.1)	-	-
GBS India	8/1/2012	-	-	1,731.9
		(5,044.1)	2,177.5	34,254.9

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Amortization of concessions, industrial property and similar rights and assets, as well as licenses to such rights and assets are presented in the Statement of Operations and Comprehensive Income/Loss within Cost of Goods Sold.

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

03/31/2013	31,881.7	21,177.7	12,207.0
Additions	907	159
Disposals	1,018	122
Currency differences	143	126
Reclassifications	0	0
06/30/2013	31,913.9	21,341.0	10,572.9

Note 15	OTHER ASSETS

The balance of this account of 173 KUSD primarily includes rent and other security deposits (December 31, 2012 restated year end: 156 KUSD).

Note 16	LIABILITIES TO BANKS – CURRENT

Included in this account is an operating line of credit of 3,482 KUSD (December 31, 2012 restated year end: 5 KUSD) bearing interest at a 3.25%. Also included are checks in transit as of the financial statement date (4 KUSD).

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 17	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,671 KUSD (December 31, 2012 restated year end: 3,274 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

KUSD	Status				Currency	Status
	12/31/2012	Utilization	Dissolution	Increase	Differences	6/30/2013

Tax provision	57	57	0	56	0	56
Salary	861	861	24	594	16	554
Vacation	315	303	30	328	12	299
Workers Compensation Insurance Association	25	21	0	11	1	14
Compensation Levy for Non-Employment of Severely Handicapped Persons	19	16	0	5	0	8
Outstanding Invoices	1,059	1,056	60	560	22	482
Annual Financial Statement Costs	128	88	0	59	4	94
Other Provisions	446	360	0	342	6	423
Warranties	96	32	0	0	0	64
Gesture of Goodwill	0	0	0	0	0	0
Provision for Legal Costs	73	6	0	0	2	65
Severance	70	70	0	60	0	61
Total	3,149	2,870	114	2,015	63	2,119

Provisions for salaries of 554 KUSD (December 31, 2012 restated year end: 861 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 299 KUSD (December 31, 2012 restated year end: 315 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 482 KUSD (December 31, 2012 restated year end: 1059 KUSD) was created.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Other Provisions of 423 KUSD (December 31, 2012 restated year end: 446 KUSD) include miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 94 KUSD (December 31, 2012 restated year end: 128 KUSD).

A provision for anticipated legal consulting of 65 KUSD was recorded (December 31, 2012 restated year end: 73 KUSD).

For warranty claims, a provision of 64 KUSD (December 31, 2012 restated year end: 96 KUSD) was created determined by service income.

Note 18	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 7,353 KUSD (December 31, 2012 restated year end: 6,100 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 19	OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 1,132 KUSD (December 31, 2012 restated year end: 860 KUSD) includes the following obligations and payments currently due:

Other Short-Term Liabilities	6/30/2013
KUSD
Purchase Assets L911	0
Purchase Assets Fastworks	0
Purchase Assets Permessa	554
Purchase Assets Salesplace	0
Purchase Archiving Software	325
Other Liabilities	253
1,132

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 20	DEFERRED TAX LIABILITIES

Deferred tax liabilities as of the financial statement date were 117 KUSD (December 31, 2012 restated year end: Nil KUSD). Below is a breakdown of deferred taxes into current and non-current liabilities:

Deferred Tax Liabilities	KUSD	KUSD
	6/30/2013	12/31/2012

Deferred Tax Liabilities – Current	127	0

Deferred Tax Liabilities– Non-current	(9)	0

Balance	117	0

Note 21	COMMON STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. No class of preferred stock has been designated or issued. As of June 30, 2013, there were shares 30,812,624 of common stock outstanding. At the time of the Reverse Merger of the Company by GROUP on January 6, 2011, there were 16,500,000 shares of common stock of the Company outstanding and, as the Reverse Merger was accounted for as a recapitalization and applied retroactively, this balance is recorded as the balance outstanding since inception.

Transactions occurring in 2012

•	In March, 2012 another investor exercised their private purchase warrant and bought 5,000 shares of common stock for net proceeds of $7,500.

•	Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

•	On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

•	On April 28, 2012, $632,500 in notes payable were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Note pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 30, 2012, $460,000 in notes payable to Lotus Holdings Ltd. (“Lotus Holdings”) were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

•	On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Mohammad A. Shihadah, a member of the Board. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Mr. Shihadah for the principal amount of $50,000, bearing interest at a rate of 8% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note.

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

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof. On February 12, 2013, Mr. Baksa exercised the right to purchase 500,000 shares of common stock at the exercise price of $0.20.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities

Transactions occurring in 2013

•	As stated above, on February 12, 2013, and in connection with the above October 26, 2012 Loan Agreement the Company issued an aggregate of 500,000 restricted shares of Common Stock to Board Member, Stephen Baksa pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On February 12, 2013, the Company sold an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share. The Company issues the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

As of March 31, 2013, these shares had not yet been issued and remain as Subscriptions Receivable.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

•	As stated above, on February 22, 2013 and in connection with the above August 13, 2012 Loan Agreement, the Company and Board Member, John Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	As stated above, on February 22, 2013, and in connection with the above October 26, 2012 Loan Agreement, the Company and Board Member Stephen Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On March 20, 2013, the Company issued an aggregate of 450,950 restricted shares of Common Stock to Board Member, John Moore pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on August 13, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On March 27, 2013, the Company issued an aggregate of 200,000 restricted shares of Common Stock to Board Member, Stephen Baksa pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on October 26, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On March 27, 2013, the Company issued 200,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

■	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender’), a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated April 26, 2013 (the “Note”), to Mr. Baksa for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc. The Company issued the Note upon reliance on Section 4(a)(2) (formerly 4(2)) of the Securities Act in light of the fact it was a private transaction and did not involve a public offering of securities.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

■	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman and Chief Executive Officer, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc. The Company issued the Note upon reliance on Section 4(a)(2) (formerly 4(2)) of the Securities Act in light of the fact it was a private transaction and did not involve a public offering of securities.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Other changes in common stock are disclosed in Note 25, Supplementary Cash Flow Disclosures.

Options

The Company has not issued any options, so that none are outstanding as of June 30, 2013.

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Black Scholes assumptions for warrants issued were as follows:

	For the Period Ending December 31,
	2012	2011
Volatility	120.6 – 134.3%	77.1%
Risk Free Interest Rate	0.34% - 0.51%	1.19%
Expected Life	3 years	3 years
Dividend Rate	Nil	Nil

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

In March 2012, the Company issued an aggregate of 2,020,000 warrants to five “accredited investors” pursuant to Section 4(a)(2) (formerly Section 4(2)) of the Securities Act. Each investor warrant is exercisable for the three-year period commencing from the date of issuance for $0.50 per share of Common Stock and has the same terms as the Private Placement Warrants. As noted above investors immediately exercised warrants and purchased 900,000 shares of common stock for $450,000.On March 27, 2012, the Company issued an aggregate of 250,000 warrants to 3 outside consultants pursuant to Section 4(a)(2) (formerly Section 4(2)) of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $1.10 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black Scholes pricing model was determined to $270,208 and this amount was recorded as a professional expense.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

In December 2012, The Company issued 16,875 warrants to an outside consultant pursuant to Section 4(a)(2) (formerly Section 4(2)) of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $0.21 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black Scholes pricing model was determined to $2,624 and this amount was recorded as a consulting expense.

	# of shares	Issue	Expiry	Strike	Fair value		Issued	Exercised	Balance
	allowed to	Date	Date	Price	at				End of
	purchase				Issuance				Period
	#			$	$		#	#	#
Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000
Issued for financing services		3/11/2011	3/11/2014	1.50	-		707,280	-	707,280
Issued for financing services		3/28/2011	3/28/2014	1.50	-		15,000	-	15,000
sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280

Opening - Jan 1, 2012	6,846,280							5,000	6,841,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	500,000	-
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	250,000	250,000
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875
Closing - Dec 31, 2012							5,136,875	1,655,000	10,328,155

Opening - Jan 1, 2013	10,328,155								10,328,155
Transfer (3/11/2011)	739,000	2/6/2013	3/11/2014	1.50	-		-	-	739,000
Closing - Mar 31, 2013							5,136,875	1,655,000	11,067,155

Issued with debt		4/26/2013	4/26/2016	0.25	-		400,000	-	400,000
Closing - Jun 30, 2013							5,536,875	1,655,000	11,467,155

(1) recorded as consulting expense

(2) recorded as legal expense

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 22	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the six months ended June 30, 2013 are as follows:

Sales Revenues	06.30.2013
KUSD
Licenses	1,777
Maintenance	4,860
Partner Contribution	0
Service	1,511
Third-Party Products	1,284
LND Third-Party Products	1,116
Others	0
10,547

Revenues by geographical area for the six months ended June 30, 2013 are as follows:

Sales Revenues	06.30.2013
by geographic area	KUSD

US	1,516
Germany	8,581
United Kingdom	449
Others	0
10,547

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	06.30.2013
by geographic area	KUSD
US	98
Germany	203
United Kingdom	4
Others	21
326

Note 23	OTHER INCOME/EXPENSE

At the financial statement date, Other expense was 522 KUSD (December 31, 2012 year end: Other Expense 33 KUSD).

Note 24	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions through June 30, 2013 were as follows:

•	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.

•	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

•	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.

•	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.

•	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.

•	On March 31, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes pricing model, was determined to be $ 270,208 and recorded as Additional Paid-In Capital.

•	On April 28, 2012, $ 632,500 in notes payable to RealRisk Ventures, LL were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years. On April 30, 2012, $ 460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.

•	On April 30, 2012 $ 172,500 of accounts payable due to Vitamin B Venture, GmbH was converted into 150,000 shares of common stock in satisfaction of a converted note to Kjell Jahn.

•	On July 5, 2012, promissory notes for $552,500 were issued at 8.5% and had a conversion feature. Similar notes without the conversion were issued at 20%. Therefore, it was determined that the conversion feature had a value which was calculated by discounting the note as if the cost of capital was 20% and based on the due date set forth of 6 months. The calculated value was classified as discounted debt and amortized over the life of the promissory notes resulting in additional Interest expense and a credit to Additional Paid-In Capital for $26,700.

•	On December 21, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes pricing model, was determined to be $ 2,624 and recorded as Additional Paid-In Capital.

•	On March 1, 2013, $700,000 of Notes Payable and Accounts Payable due to Vitamin VbV GmbH was dissolved as payment against a Loan Payable from Group AG.

•	On March 20, 2013, 450,960 shares were issued at a rate of .30/share on conversion of accrued interest due on a Note Payable to John Moore.

•	On March 27, 2013, 200,000 shares were issued at a rate of .30/share on conversion of accrued interest due on a Note Payable to Stephen Baksa. Also on

•	March 27, 2013, 200,000 shares were issued in lieu of services and the fair value based on the Black Scholes pricing model, was determined to be $ 70,000 and recorded as Additional Paid-In Capital.

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

•	On March 27, 2013, 200,000 shares were issued in lieu of services and the fair value based on the Black Scholes method was determined to be $ 70,000 and recorded as Additional Paid-In Capital.

Note 25	SUBSEQUENT EVENTS

On July 10, 2013, the Board of Directors of the Company reappointed Joerg Ott as the Chief Executive Officer (Principal Executive Officer) of the Company, effective immediately. Mr. Ott replaced Mr. Gary D. MacDonald who had been serving as the Company’s Interim Chief Executive Officer since July 11, 2012.

On August 2, 2013, Gary D. MacDonald resigned as member of the Board of Directors of the Company and as, Managing Director of GBS-UK. From March 1, 2012 to the date of his resignation, Mr. MacDonald also served as member of the Board’ Audit Committee. Mr. MacDonald’s resignation was not due to any disagreement with the Company or the Board.

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

Historically, GROUP had achieved growth by acquiring companies with complimentary operations and leveraging GROUP’s expertise to turnaround and integrate these companies. Key success factors for this strategy are: enhanced portfolio, positioning GROUP as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. As of the fiscal quarter ended June 30, 2013, we restructured the following subsidiaries:

■	SD Holdings, Ltd./GBS India Private Limited

■	Pavone AG

■	GroupWare AG

■	Pavone, Ltd.

■	ebVokus, GmbH

■	B.E.R.S. AD (Investment)
■	IDC Global, Inc.
■	Group Live, NV.

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

B.E.R.S. AD. On November 23, 2012, GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

IDC Global, Inc. On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for a purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions, including a holdback of approximately $217,000 for accounts receivable and which is to be paid by GTT to GBS within one business day of IDC receiving such payment, $334,000 for GroupLive liabilities and liens on IDC which is to be paid by GTT to GBS within three business days that GTT is reasonably satisfied that such liabilities and liens have been removed, less any amounts up to $12,500 which GTT or IDC is required to pay to either satisfy the obligations or purchase replacement equipment; and approximately $528,000 for an outstanding dispute which is to be paid by GTT to GBS within three days that GTT is reasonably satisfied has been resolved, subject however to a term of 18 months from the closing date or, if after 18 months, the holdback will be used to offset any indemnifications by GBS under the Agreement. The Purchase Price was also subject to adjustment on a dollar-for-dollar basis for adjustments to the Net Working Capital (defined as Current Assets minus Current Liabilities) of IDC by GTT.

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

On September 6, 2010, SWAV’s name was changed to GBS Enterprises Incorporated. On October 14, 2010, the Company’s trading symbol on the OTC Bulletin Board was changed from SWAV to GBSX. The Company’s common stock is currently quoted on the OTC Market OTCQB under the ticker symbol GBSX.

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

Changes in Financial Condition

Assets:

Total Assets decreased from $56,802,492 at December 31, 2012 to $ 49,036,324 at June 30, 2013.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At June 30, 2013, Total Current Assets were $5,679,360 as compared to $6,444,192 at December 31, 2012. Total Current Assets consist of: Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses, Other Receivables-current, Deferred Tax Assets-current and Assets Held for Sale.

■	Cash and Cash Equivalents decreased from $1,154,602 at December 31, 2012 to $509,034 at June 30, 2013 as a result of our investments in strategic technology areas such as application migration and modernization, cloud technology, the associated costs necessary to build and implement the go- to- market strategy and losses in operations.

■	Accounts Receivable decreased from $4,143,448 at December 31, 2012 to $3,666,291 at June 30, 2013 due to increased collections during the reporting period and less revenue.

■	Prepaid Expenses increased from $84,304 at December 31, 2012 to $220,435 at June 30, 2013 from prepaid rent, insurance and advances on technological events.

■	Other Receivables-current decreased from $676,976 at December 31, 2012 to $474,290 at June 30, 2013 and consisted of a receivable from a previous insolvency of approximately $446,000 and deposits of approximately $28,000.

■	Deferred Tax Assets-current increased from $Nil at December 31, 2012 to $809,310 at June 30, 2013 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Assets Held for Sale decreased from $384,862 at December 31, 2012 to $Nil at June 30, 2013 as a result of the sale of IDC Global, Inc. on February 1, 2013.

Total Non-Current Assets

At June 30, 2013, Total Non-Current Assets were $43,356,964 as compared to $50,358,300 at December 31, 2012.  Total Non-Current Assets consist of: Property Plant and Equipment, Other Receivables noncurrent, Deferred Tax Assets non-current, Goodwill, Software, Other Assets and Assets Held for Sale.

■	Net Property (plant and equipment) decreased from $332,839 at December 31, 2012 to $325,666 at June 30, 2013.

■	Other Receivables non-current decreased from $428,422 at December 31, 2012 to $1,169 at June 30, 2013 and consisted of cooperative shares.

■	Deferred Tax Assets non-current decreased from $1,132,103 at December 31, 2012 to $1,023,952 at June 30, 2013 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $34,254,881 at December 31, 2012 to $31,260,500 at June 30, 2013. The decreased in goodwill of $2,994,381 resulted from the sale of the subsidiary IDC Global, Inc. on February 1, 2013..

■	Software decreased from $12,207,031 at December 31, 2012 to $10,572,956 at June 30, 2013, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $156,379 at December 31, 2012 to $172,721 at June 30, 2013. This category includes rent and other security deposits.

■	Assets Held for Sale decreased from $1,846,645 at December 31, 2012 to $Nil at June 30, 2013 as a result of the sale of IDC Global, Inc. on February 1, 2013.

Liabilities

Total Liabilities decreased from $22,269,060 at December 31, 2012 to $17,663,310 at June 30, 2013.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At June 30, 2013, Total Current Liabilities were $17,507,319, compared to $18,227,184 at December 31, 2012.  Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities, Deferred Tax Liabilities-current, Amounts Due to Related Parties and Liabilities Held for Sale.

■	Notes Payable decreased from $2,313,572 at December 31, 2012 to $Nil at June 30, 2013 based on repayments of short terms loans during the quarter.

■	Liabilities to Banks increased from $6,774 at December 31, 2012 to $3,482,086 at June 30, 2013 and included a line of credit and cash in transit. The increase was mainly as a result from reclassification from non-current liabilities to current liabilities.

■	Accounts Payable and Accrued Liabilities decreased from $6,241,733 at December 31, 2012 to $5,413,042 at June 30, 2013. The decrease was due to the reduction of trade payables by approximately $630,000 and a decrease in accrued liabilities of approximately $1,030,000 by repayment and as a result of the sale of subsidiary IDC Global. The remaining amounts were reclassified into other short term notes and due to related parties.

■	Deferred Income increased from $6,099,570 at December 31, 2012 to $7,352,780 at June 30, 2013, and consists mainly of maintenance income collected in advance of the contractual maintenance period.

■	Other Liabilities of $860,032 at December 31, 2012 increased to $1,132,411 at June 30, 2013 and includes $325,000 due for purchased software, $554,000 for purchased companies and other short term liabilities of $253,000.

■	Deferred Tax Liabilities-current increased from $Nil at December 31, 2012 to $127,000 at June 30, 2013.

■	Amounts Due to Related Parties decreased from $2,115,869 at December 31, 2012 to $Nil at June 30, 2013 as a result of payments to related parties during the reporting period.

■	Liabilities Held for Sale decreased from $589,634 at December 31, 2012 to $Nil at June 30, 2013 as a result of the sale of IDC Global, Inc.

Total Non-Current Liabilities

At June 30, 2013, our Total Non-Current Liabilities were $155,992, compared to $4,041,876 at December 31, 2012.  Total Non-Current Liabilities consist of Liabilities to Banks, Retirement Benefit Obligation, Liabilities Held for Sale, and Deferred Tax Liabilities non-current.

■	Liabilities to Banks decreased from $3,716,102 at December 31, 2012 to $Nil at June 30, 2013 as a result from reclassification from non-current liabilities to current liabilities.

■	Retirement Benefit Obligation decreased from $165,876 at December 31, 2012 to $165,874 at June 30, 2013.

■	Liabilities Held for Sale decreased from $159,898 at December 31, 2012 to $Nil at June 30, 2013 as a result of the sale of IDC Global, Inc. on February 1, 2013.

■	Deferred Tax Liabilities non-current decreased from $Nil at December 31, 2012 to (-$9,882) at June 30, 2013.

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

For the three months ended June 30, 2013, our total revenue decreased to $5,323,013 from $6,102,801 for the three months ended June 30, 2012, a decline of $779,788 or 12.78%. The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division decreased to $4,663,539 for the three months ended June 30, 2013 from $4,935,073 for the three months ended June 30, 2012, a decrease of $271,534 or 5.50%. The primary contributing factors were increases in License revenues of approximately $17,776, Third Party Product revenues of $368,816, offset by decreases in Maintenance revenues of approximately $637,069 and Other revenues of approximately $21,057 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform.

The Service division of revenue decreased $508,254 or 43.53% from $1,167,728 for the three months ended June 30, 2012 to $659,474 for the three months ended June 30, 2013. Primarily as a result of the sale of subsidiary companies that were major contributors to the Service division of revenue.

Cost of Goods Sold

For the three months ended June 30, 2013, total Cost of Goods Sold decreased to $2,315,613 from $3,064,584 for the three months ended June 30, 2012, a cost reduction of $748,971 or 24.44%.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials. The second are the costs related to the Service division of revenue which includes; other operating expenses, depreciation & amortization expense, and personnel expenses.

Within the Costs of Goods Sold related to the Product division the Company saw a $323,237 or 32.52% increase from $994,087 for the three months ended June 30, 2012 to $1,317,324 for the three months ended June 30, 2013. The primary factors contributing to the Company’s higher Costs of Goods Sold related to the Product division of revenues was a reduction of $37,299 in product material costs, being offset by an increase of $360,536 in third party product material costs for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Within the Costs of Goods Sold related to the Service division, the Company had a reduction of $1,072,209 or 51.79%, in the total costs of services from $2,070,498 for the three months ended June 30, 2012 to $998,289 for the three months ended June 30, 2013. The primary factor contributing to the Company’s reduction in the costs of services was a decrease in the volume of services rendered and a reduction in personnel costs, depreciation and amortization costs associated with the sale of subsidiary companies. Additional personnel costs relating to Services are included in Selling Expenses and these were also reduced from the quarter ending June 30, 2012 as indicated below.

Operating Expenses

The Company’s total operating expense consists of three segments; selling, administrative and general expenses. For the three months ended June 30, 2013, total operating expenses decreased $1,046,431 or 22.80% to $3,542,451 from $4,588,882 for the three months ended June 30, 2012.

For the three months ended June 30, 2013, Selling Expenses decreased $963,674 or 30.25% to $2,222,538 from $3,186,212 for the three months ended June 30, 2012.  This was primarily due to decreases in cost of materials of $39,350, personnel expense of $915,278 and in other selling expense of $81,658, coupled with a reduction in other operating income of $70,246 and a slight increase in depreciation expense of $2,367.

For the three months ended June 30, 2013, Administrative Expense increased by $39,930 or 3.23% to $1,277,094 from $1,237,164 for the three months ended June 30, 2012. This was primarily due to a reduction in personnel costs of $10,486 coupled with an increase in other operating income of $14,340, being offset by increases in other administrative expense of $58,794 and depreciation expense of $5,962.

For the three months ended June 30, 2013, General Expense decreased $122,687 to $42,818 from $165,505 for the three months ended June 30, 2012. This was primarily due to an increase of $110,424 in other operating income and decreases in personnel expense of $42,768, and other operating expense of $29,556, being offset by an increase in depreciation expense of $60,061.

Other Income (Expense)

For the three months ended June 30, 2013, Other Income of $119,219 increased from Other Expense of $911,556 for the three months ended June 30, 2012. This change is primarily due to an increase in Other Income of $1,202,885 and an increase in net Interest Expense of $172,109 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

For the six months ended June 30, 2013, our total revenue decreased $2,507,458 or 19.21% to $10,547,392 from $13,054,850 for the six months ended June 30, 2012. The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division decreased $1,491,889 or 14.17% to $9,036,549 from $10,528,438 for the six months ended June 30, 2012 The primary factors contributing to the decline were decreases in License revenues of $300,100, Maintenance revenues of $603,198, Third Party Product revenues of $545,380 and Other revenues of approximately $43,211 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform.

The Service division of revenue decreased $1,015,569 or 40.20%, from $2,526,412 for the six months ended June 30, 2012 to $1,510,843 for the six months ended June 30, 2013, primarily as a result of a reduction in service staff.

Cost of Goods Sold

For the six months ended June 30, 2013, total Cost of Goods Sold decreased $1,820,447 or 25.15% to $5,417,311 from $7,237,758 for the six months ended June 30, 2012.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials. The second are the costs related to the Service division of revenue which includes; other operating expenses, depreciation & amortization expense, and personnel expenses.

Within the Costs of Goods Sold related to the Product division the Company shows a $736,112 or 25.29% reduction from $2,910,711 for the six months ended June 30, 2012 to $2,174,599 for the six months ended June 30, 2013. The primary factors contributing to the Company’s lower Costs of Goods Sold related to the Product division of revenues was a reduction of $155,671 in product material costs and a reduction of $580,441 in third party product material costs, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Within the Costs of Goods Sold related to the Service division, the Company had a reduction of $1,084,336 or 25.06% in the total costs of services from $4,327,048 for the six months ended June 30, 2012 to $3,242,712 for the six months ended June 30, 2013. The primary factor contributing to the Company’s reduction in the costs of services was a decrease in the volume of services rendered and a reduction in personnel costs, depreciation and amortization costs associated with the sale of subsidiary companies.

Operating Expenses

The Company’s total operating expense consist of three segments; selling, administrative and general expenses. For the six months ended June 30, 2013, total operating expenses decreased $2,824,916 or 26.99% to $7,643,170 from $10,468,086 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, Selling Expenses decreased $2,770,329 or 37.62% to $4,594,068 from $7,364,397 for the six months ended June 30, 2012.  This was primarily due to decreases in, cost of materials of $248,005, personnel expense of $1,977,586 and in other selling expense of $581,963, coupled with a reduction in other operating income of $32,382 and a slight increase in depreciation expense of $4,843.

For the six months ended June 30, 2013, Administrative Expense increased by $66,325 or 2.45% to $2,777,136 from $2,710,811 for the six months ended June 30, 2012. This was primarily due to an increase in other operating income of $75,477 and a reduction in other administrative expense of $26,659, being offset by increases in personnel costs of $156,003 and depreciation expense of $12,458.

For the six months ended June 30, 2013, General Expense decreased $120,912 or 30.78% to $271,956 from $392,877 for the six months ended June 30, 2012. This was primarily due to an increase in other operating income of $209,491 and a decrease in personnel expense of $51,226, being offset by increases in other operating costs of $19,977 and depreciation expense of $119,828.

Other Income (Expense)

For the six months ended June 30, 2013, Other Income of $116,003 increased from Other Expense of $945,165 for the six months ended June 30, 2012. This change is primarily due to an increase in Other Income of $1,361,863 and a net increase in Interest Expense of $300,694 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Liquidity & Capital Resources

As June 30, 2013, the Company had $509,034 in cash and cash equivalents, compared to $1,154,602 at December 31, 2012.

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

Since 2012, the Company has been exploring internal and external sources for financing. To date, these sources have provided necessary funds to support the working capital needs of the Company; mainly to finance the Company’s strategic offerings.  There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event the Company is not able to secure additional funds, management will postpone any strategic investment until the financing will be sufficient. However, management believes as a result of the assets purchased and sold to date, in accordance with the above-mentioned statement, the Company will be able to provide sufficient cash flow to support its standard operations for the next 9 months.

From time to time, the Company has issued promissory notes to fund its operations. As of June 30, 2013, the Company had an aggregate of $260,421 of indebtedness, including principal and accrued interest, outstanding resulting from a promissory note issued to K Group, Ltd. on July 5, 2012, bearing interest at the rate of 8.5% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Notes.

During the period ended June 30, 2013, we raised capital by consummating the following transactions:

■	On February 1, 2013, we sold 100% of our ownership in IDC Global, Inc. for net proceeds of $3,577,195.

■	On February 12, 2013, we issued an aggregate of 500,000 restricted shares of Common Stock to a Board Member Stephen Baksa, pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share, for total proceeds of $100,000.

■	On February 12, 2013, the Company issued an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share, for total proceeds of $50,000...

■	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender’), a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated April 26, 2013 (the “Note”), to Mr. Baksa for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	The Company has aggressively re-negotiated the terms of the Loan Agreement with the Lender and has swapped the outstanding loan against receivables.

•	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman and Chief Executive Officer, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	The Company has aggressively re-negotiated the terms of the Loan Agreement with the Lender and has swapped the outstanding loan against receivables.

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all.

Cash Flows

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net cash provided (used in) Operating Activities	$(1,631,345)	$(2,983,111)
Net cash provided (used) by Discontinued	$-	$-
Net cash provided (used in) Investing Activities	$4,170,908	$3,393,213
Net cash provided (used in) Financing Activities	$(3,138,858)	$(521,180)
Effect of exchange rate changes on cash	$(84,689)	$(34,414)
Net increase (decrease) in cash and cash equivalents during the period	$(683,984)	$(145,492)
Cash and cash equivalents, beginning of period	$1,154,602	$1,502,977
Cash and cash equivalents, end of period	$470,618	$1,357,485

Net cash provided by operating activities for the six month period ended June 30, 2013 was $1,603,091 compared to net cash used in operating activities of $6,667,835 for the six month period ended June 30, 2012, an increase of approximately $8,270,925. This change is primarily due to an increase of cash provided by Accounts Receivable and Other Assets of approximately $2,431,819, Depreciation and Amortization of approximately $386,194, Deferred Tax Assets of approximately $222,646 and an increase of Accounts Payable and Other Liabilities of approximately $3,938,367. Reductions in Net Income/Loss provided approximately $1,967,342, reduced Minority Interest Losses provided approximately $246,565,shares issued in lieu of Interest and Consulting expenses provided approximately $265,288 and Gains/Losses on Sale of Assets of approximately $72,613.

Net cash provided by investing activities during the six month period ended June 30, 2013 was $2,560,434, compared to cash provided by investing activities in the comparative period ended June 30, 2012 of $2,921,378, decreasing by approximately $360,944. The decrease was primarily due to cash provided by the Purchase of Intangible Assets of approximately $5,606,203 and cash provided by the Sale/Purchase of property plant and equipment of approximately $598,194 being offset by a decrease of $6,565,341 in Financials assets.

Net cash used in financing activities during the six month period ended June 30, 2013 was $4,559,570, compared to net cash provided by financing activities in the comparative period ended June 30, 2012 of $1,090,156, decreasing by approximately $5,649,726 for the six month period ended June 30, 2013. This change was primarily due to a $1,920,177 reduction in capital paid-in, coupled with cash used by net borrowings from banks of approximately $692,588, a reduction of related party loans of $2,115,869, and other borrowings and debt forgiveness of approximately $921,092.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2013, the Company issued an aggregate of 500,000 restricted shares of Common Stock to Board Member Stephen Baksa, pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On February 12, 2013, the Company issued an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On March 20, 2013, the Company issued an aggregate of 450,950 restricted shares of Common Stock to Board Member John Moore pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on August 13, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On March 27, 2013, the Company issued an aggregate of 200,000 restricted shares of Common Stock to a Board Member Stephen Baksa pursuant to a February 26, 2013 amendment to a Secured Promissory Note Agreement entered into on October 26, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On March 27, 2013, the Company issued 200,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender’), a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated April 26, 2013 (the “Note”), to Mr. Baksa for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc. The Company issued the Note upon reliance on Section 4(a)(2) (formerly 4(2)) of the Securities Act in light of the fact it was a private transaction and did not involve a public offering of securities.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	The Company has aggressively re-negotiated the terms of the Loan Agreement with the Lender and has swapped the outstanding loan against receivables.

On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman and Chief Executive Officer, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc. The Company issued the Note upon reliance on Section 4(a)(2) (formerly 4(2)) of the Securities Act in light of the fact it was a private transaction and did not involve a public offering of securities.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	The Company has aggressively re-negotiatde the terms of the Loan Agreement with the Lender and has swapped the outstanding loan against receivables.

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

Subsequent Events

As previously reported by the Company on a Form 8-K filed with the Commission on July 10, 2013, on July 10, 2013, the Board of Directors of the Company reappointed Joerg Ott as the Chief Executive Officer (Principal Executive Officer) of the Company, effective immediately. Mr. Ott replaced Mr. Gary D. MacDonald who had been serving as the Company’s Interim Chief Executive Officer since July 11, 2012.

As previously reported by the Company on a Form 8-K filed with the Commission on August 2, 2013, on August 2, 2013, Gary D. MacDonald resigned as member of the Board of Directors of the Company and as, Managing Director of GBS-UK. From March 1, 2012 to the date of his resignation, Mr. MacDonald also served as member of the Board’ Audit Committee. Mr. MacDonald’s resignation was not due to any disagreement with the Company or the Board.

Item 6. Exhibits.

Exhibit
No.	Description

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

(1)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: August 19, 2013	By: /s/ Joerg Ott
Joerg Ott
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2013	By: /s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

