Form 10-Q/A
period 2013-06-30
GBS Enterprises Inc
filed 2013-08-22
CIK 1413754

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 22, 2013, there were 30,837,624 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Filing Date”), for the following purposes:

1.	To furnish the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

2.	To update the Black-Scholes Pricing Model assumptions included in Note 21 to the Unaudited Financial Statements.

3.	To revise the June 30, 2012 Cash Flow Statement to include Discontinued Operations and other non-material line item adjustments within Operating Activities.

This Amendment No. 1 speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way, except as stated above, disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Financial Statements

June 30, 2013

(Unaudited)

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

June 30, 2013 (Unaudited) and December 31, 2012 (Audited and Restated)

		Restated
	June 30,	December 31,
	2013	2012
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 6	509,034	1,154,602
Accounts Receivable - Note 7	3,666,291	4,143,448
Prepaid expenses - Note 8	220,435	84,304
Other current receivables - Note 9	474,290	676,976
Deferred Tax Assets-current - Note 10	809,310	-
Assets held for sale	-	384,862
Total current assets	5,679,360	6,444,192

Non-Current Assets
Assets held for sale	-	1,846,645
Property, plant and equipment - Note 11	325,666	332,839
Other non-current receivables - Note 12	1,169	428,422
Deferred tax assets non-current - Note 10	1,023,952	1,132,103
Goodwill - Note 13	31,260,500	34,254,881
Software - Note 14	10,572,956	12,207,031
Other assets - Note 15	172,721	156,379
Total non-current assets	43,356,965	50,358,300

Total assets	49,036,325	56,802,492

Liabilities and stockholders' equity
Current liabilities
Notes payable	-	2,313,572
Liabilities to banks - Note 16	3,482,086	6,774
Accounts payables and accrued liabilities - Note 17	5,413,042	6,241,733
Deferred income - Note 18	7,352,780	6,099,570
Other short term liabilities - Note 19	1,132,411	860,032
Deferred Tax Liabilities-current - Note 20	127,000	-
Due to related parties	-	2,115,869
Liabilities held for sale	-	589,634
Total current liabilities	17,507,319	18,227,184

Non-Current liabilities
Liabilities to banks	-	3,716,102
Retirement benefit obligation	165,874	165,876
Liabilities held for sale	-	159,898
Deferred Tax Liabilities non-current - Note 20	(9,882)	-
Total non-current liabilities	155,992	4,041,876

Total liabilities	17,663,311	22,269,060

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

GBS Enterprises Incorporated

Interim Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and June 30, 2012 (Restated)

(Unaudited)

		Restated
	June 30, 2013	June 30, 2012
	$	$

Cash flow from operating activities
Net loss / net income	(2,410,406)	(4,474,119)
Adjustments
Deferred income taxes	98,269	(124,377)
Depreciation and amortization	2,075,195	1,689,001
Consulting expense	70,000	-
Interest Expense	195,288	-
Gains (Losses) from equity investment	-	66,253
Minority interest losses	(876,437)	(1,123,002)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,376,819	(55,000)
Other Assets	-	1,083,555
Retirement benefit obligation	(2)	-
Inventories	-	31,125
Accounts payable and other liabilities	74,365	(3,857,642)

Net cash provided (used) by operating activities	1,603,091	(6,764,206)
Net cash provided (used) by discontinued	-	96,371

Cash flow from investing activities
Sale (Purchase) of intangible assets	2,622,659	(2,983,544)
Sale (Purchase) of property, plant and equipment	(62,225)	(660,419)
Increase (Decrease) in Financial assets	-	6,565,341

Net cash provided (used) in investing activities	2,560,434	2,921,378

Cash flow from financing activities
Net borrowings - banks	(240,788)	451,800
Other borrowings	(2,313,572)	(1,381,821)
Forgiveness of Debt	10,659	-
Capital paid-in	100,000	2,020,177
Loans from related party	(2,115,869)	-

Net cash provided (used) in financing activities	(4,559,570)	1,090,156

Effect of exchange rate changes on cash	(249,522)	(34,414)

Net increase (decrease) in cash	(645,568)	(2,690,714)
Cash and cash equivalents - Beginning of the year	1,154,602	3,250,821

Cash and cash equivalents - End of Quarter	509,034	560,107

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

B.E.R.S. AD

On November 23, 2012, GROUP Business Software AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN.

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

Net Income per Common Share

ASC 260, “Earnings per share,” requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. Accordingly, although the diluted weighted average number of common stock outstanding is disclosed on the statements of operation, the calculated net loss per share is the same for both the basic and diluted as both are based on the basic weighted average of common stock outstanding. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

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

Due to the Company’s perceived increase in the demand for Modernization, Mobility and Optimization offerings, the Company made a strategic decision in 2012 to focus on its core offerings in the IBM Notes and Domino market and to divest its non-core businesses. As a result, on February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Stock Purchase Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for an aggregate purchase price of $4,600,000 (the “Purchase Price”),

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Discontinued Operations and their results of operations, financial positions and cash flows are shown separately for the six months ended on June 30, 2012 for comparative purposes. Summarized financial information for discontinued operations is set forth as follows:

Revenues
Services	(2,648,976)
Cost of goods sold
Products	(1,278,740)
Services	(589,808)

Operating expenses
Selling expenses	(554,448)
Administrative expenses	(109,845)
General expenses	(33,250)

Operating income	(82,885)

Other Income (expense)
Other Income (expense)	(13,486)

Income (loss) before income taxes	(96,371)

Note 5	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders'				Profit
		Equity	Percentage of			of the	Date
		as of	Subscribed			consolidated	of the
		06.30.13	Capital			quarter	First
	Headquarters	KUSD	KUSD	in %	Ownership	KUSD	Consolidation

GROUP Business Software (UK) Ltd.	Manchester	-1,296	23	50.1%	I	-40	12/31/2005
GROUP Business Software Corp.	Woodstock	-14,353	1	50.1%	I	1,473	12/31/2005
GROUP LIVE N.V.	Den Haag	1,263	134	50.1%	I	-2	12/31/2005
Permessa Corporation	Waltham	10	0	50.1%	I	0	9/22/2010
Relavis Corporation	Woodstock	-804	2	50.1%	I	15	1/8/2007
GROUP Business Software AG	Eisenach	9,435	36,107	50.1%	I	-237	6/1/2011
Pavone GmbH	Boeblingen	-1,119	47	100.0%	D	42	1/4/2011
Groupware Inc.	Woodstock	-482	1	100.0%	D	0	1/6/2011
GBS India	Chennai	157	13	100.0%	D	34	9/30/2012

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

Note 9	OTHER RECEIVABLES – CURRENT

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

Deferred tax assets as of the financial statement date were 1,833 KUSD (December 31, 2012 restated year end: 1,132 KUSD). Below is a breakdown of deferred taxes into current and non-current assets:

	KUSD	KUSD
Deferred Tax Assets	6/30/2013	12/31/2012

Deferred Tax Assets – Current	809	0

Deferred Tax Assets – Non-current	1,023	1,132

Balance	1,833	1,132

Note 11	PROPERTY, PLANT AND EQUIPMENT

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 13	GOODWILL

Goodwill derives from the following business acquisitions:

	Date of				Written off
	first				as
June 30, 2013	Consolidation	1/1/2013	Additions	Adjustments	impaired	6/30/2013

GROUP Business Software AG	01/06/11	18,425.6	-	-	-	18,425.6
GROUP Business Software (UK) Ltd.	12/31/05	2,765.1	-	-	-	2,765.1
Permessa Corporation	09/22/11	2,387.4	-	-	-	2,387.4
Pavone GmbH	01/04/11	5,950.5	-	-	-	5,950.5
GBS India	8/1/2012	1,731.9	-	-	-	1,731.9
		31,260.5	-	-	-	31,260.5

			Written
	Date of		off
	first		as
December 31, 2012	Consolidation	Adjustments	impaired	12/31/2012

GROUP Business Software AG	1/6/2011	(2,387.4)	-	18,425.6
GROUP Business Software Corp	12/31/2005	-	2,177.5	-
GROUP Business Software (UK) Ltd.	12/31/2005	-	-	2,765.1
evVokus Software GmbH	10/1/2005	(443.60)	-	-
Permessa Corporation	20110-09-22	-	-	2,387.4
Pavone GmbH	1/4/2011	-	-	5,950.5
IDC Global Inc.	7/25/2010	-	-	2,994.4
SD Holdings	2011-09.27	(2,213.1)	-	-
GBS India	8/1/2012	-	-	1,731.9
		(5,044.1)	2,177.5	34,254.9

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

	Status				Currency	Status
KUSD	12/31/2012	Utilization	Dissolution	Increase	Differences	6/30/2013

Tax provision	57	57	0	56	0	56
Salary	861	861	24	594	16	554
Vacation	315	303	30	328	12	299
Workers Compensation Insurance Association	25	21	0	11	1	14
Compensation Levy for Non-Employment of Severely Handicapped Persons	19	16	0	5	0	8
Outstanding Invoices	1,059	1,056	60	560	22	482
Annual Financial Statement Costs	128	88	0	59	4	94
Other Provisions	446	360	0	342	6	423
Warranties	96	32	0	0	0	64
Gesture of Goodwill	0	0	0	0	0	0
Provision for Legal Costs	73	6	0	0	2	65
Severance	70	70	0	60	0	61
Total	3,149	2,870	114	2,015	63	2,119

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

Black Scholes assumptions for warrants issued were as follows:

	For the Period Ending June 30,
	2013	2012
Volatility	120.26%	118.64%
Risk Free Interest Rate	0.66%	0.40%
Expected Life	3 years	3 years
Dividend Rate	Nil	Nil

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

Notes to the Interim Financial Statements

June 30, 2013

GBS Enterprises Incorporated

Unaudited

•	On March 27, 2013, 200,000 shares were issued at a rate of .30/share on conversion of accrued interest due on a Note Payable to Stephen Baksa. Also on March 27, 2013, 200,000 shares were issued in lieu of services and the fair value based on the Black Scholes pricing model, was determined to be $ 70,000 and recorded as Additional Paid-In Capital.

Note 25	SUBSEQUENT EVENTS

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

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. As of the fiscal quarter ended June 30, 2013, we restructured or sold the following subsidiaries:

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

The Board of Directors of the Company has approved each of the transactions discussed above.

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

Changes in Financial Condition

Assets:

Total Assets decreased from $56,802,492 at December 31, 2012 to $49,036,324 at June 30, 2013.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

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

■	Net Property (plant and equipment) decreased from $332,839 at December 31, 2012 to $325,666 at June 30, 2013.

■	Other Receivables non-current decreased from $428,422 at December 31, 2012 to $1,169 at June 30, 2013 and consisted of cooperative shares.

■	Deferred Tax Assets non-current decreased from $1,132,103 at December 31, 2012 to $1,023,952 at June 30, 2013 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $34,254,881 at December 31, 2012 to $31,260,500 at June 30, 2013. The decreased in goodwill of $2,994,381 resulted from the sale of the subsidiary IDC Global, Inc. on February 1, 2013...

■	Software decreased from $12,207,031 at December 31, 2012 to $10,572,956 at June 30, 2013, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets increased from $156,379 at December 31, 2012 to $172,721 at June 30, 2013. This category includes rent and other security deposits.

■	Assets Held for Sale decreased from $1,846,645 at December 31, 2012 to $Nil at June 30, 2013 as a result of the sale of IDC Global, Inc. on February 1, 2013.

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

Within the Costs of Goods Sold related to the Product division, the Company saw a $323,237 or 32.52% increase from $994,087 for the three months ended June 30, 2012 to $1,317,324 for the three months ended June 30, 2013. The primary factors contributing to the Company’s higher Costs of Goods Sold related to the Product division of revenues was a reduction of $37,299 in product material costs, being offset by an increase of $360,536 in third party product material costs for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

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

Cash Flows

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net cash provided (used in) Operating Activities	$1,603,091	$(6,764,206)
Net cash provided (used) by Discontinued	$-	$96,371
Net cash provided (used in) Investing Activities	$2,560,434	$2,921,378
Net cash provided (used in) Financing Activities	$(4,559,570)	$1,090,156
Effect of exchange rate changes on cash	$(249,522)	$(34,414)
Net increase (decrease) in cash and cash equivalents during the period	$(645,568)	$(2,690,714)
Cash and cash equivalents, beginning of period	$1,154,602	$3,250,821
Cash and cash equivalents, end of period	$509,034	$560,107

Net cash provided by operating activities for the six month period ended June 30, 2013 was $1,603,091 compared to net cash used in operating activities of $6,764,206 and net cash provided by discontinued operation of $ 96,371 for the six month period ended June 30, 2012, an increase of approximately $8,270,926. This change is due to an increase of cash provided by Accounts Receivable and Other Assets of approximately $2,431,819, Depreciation and Amortization of $386,194, Deferred Tax Assets of $222,646, and an increase of Accounts Payable and Other Liabilities of $3,932,007. Reductions in Net Income/Loss provided $2,063,713, reduced Minority Interest Losses provided $246,565 and shares issued in lieu of Interest and Consulting expenses provided $265,288. This was offset by a decrease from Gains from equity investment of $66,253, changes in Other Assets of $1,083,555, Retirement benefit obligations of $2 and Inventory of $31,125.

Net cash provided by investing activities during the six month period ended June 30, 2013 was $2,560,434, compared to cash provided by investing activities in the comparative period ended June 30, 2012 of $2,921,378, decreasing by approximately $360,944. The decrease was due to cash used by the Purchase of Intangible Assets of approximately $5,606,203 and cash used by the Purchase of property plant and equipment of $598,194 as offset by an increase of $6,565,341 in Financials assets.

Net cash used in financing activities during the six month period ended June 30, 2013 was $4,559,570, compared to net cash provided by financing activities in the comparative period ended June 30, 2012 of $1,090,156, decreasing by approximately $5,649,726 for the six month period ended June 30, 2013. This change was due to a $1,920,177 reduction in capital paid-in, coupled with cash used by net borrowings from banks of $692,588, a reduction of related party loans of $2,115,869, and other borrowings and debt forgiveness of approximately $921,092.

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

GBS ENTERPRISES INCORPORATED

Date: August 22, 2013	By:	/s/ Joerg Ott
Joerg Ott
Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2013	By:	/s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

