Form 10-Q
period 2013-09-30
GBS Enterprises Inc
filed 2013-11-14
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2013, there were 30,837,624 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GBS Enterprises Incorporated

Interim Consolidated Balance Sheets

September 30, 2013 (Unaudited) and December 31, 2012 (Audited and Restated)

		Restated
	September 30,	December 31,
	2013	2012
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 6	259,614	1,154,602
Accounts Receivable - Note 7	3,528,260	4,143,448
Inventory - Note 3	21,684	-
Prepaid expenses - Note 8	207,811	84,304
Other current receivables - Note 9	276,856	676,976
Assets held for sale	-	384,862
Total current assets	4,294,224	6,444,192

Non-Current Assets
Assets held for sale	-	1,846,645
Property, plant and equipment - Note 11	282,601	332,839
Other non-current receivables - Note 12	1,217	428,422
Deferred tax assets non-current - Note 10	1,076,010	1,132,103
Goodwill - Note 13	31,260,500	34,254,881
Software - Note 14	10,232,633	12,207,031
Other assets - Note 15	132,489	156,379
Total non-current assets	42,985,450	50,358,300

Total assets	47,279,675	56,802,492

Liabilities and stockholders' equity
Current liabilities
Notes payable	1,775,010	2,313,572
Liabilities to banks - Note 16	3,887,764	6,774
Accounts payables and accrued liabilities - Note 17	3,946,070	6,241,733
Deferred income - Note 18	6,846,920	6,099,570
Other short term liabilities - Note 19	242,252	860,032
Due to related parties	-	2,115,869
Liabilities held for sale	-	589,634
Total current liabilities	16,698,017	18,227,184

Non-Current liabilities
Liabilities to banks	-	3,716,102
Retirement benefit obligation	172,414	165,876
Liabilities held for sale	-	159,898
Total non-current liabilities	172,414	4,041,876

Total liabilities	16,870,431	22,269,060

Stockholders' equity
Capital stock - Note 20
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
30,837,624 shares of common stock
(29,461,664 shares of common stock at December 31, 2012)	30,838	29,462
Additional paid in capital	50,009,107	49,691,195
Subscription Receivable	50,000	-
Accumulated deficit	(21,646,422)	(18,974,582)
Other comprehensive income	(299,034)	442,841

	28,144,489	31,188,916
Noncontrolling interest in subsidiaries	2,264,754	3,344,516

Total stockholders' equity	30,409,243	34,533,432

Total stockholders' equity and liabilities	47,279,675	56,802,492

Subsequent events - Note 25

GBS Enterprises Incorporated

Interim Consolidated Statements of Operations and Comprehensive Income/(Loss)

For the three and nine month periods ended September 30, 2013 and September 30, 2012 (Restated)

(Unaudited)

	For the three months ended		For the nine months ended
		Restated		Restated
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$	$	$	$

Revenues - Note 21
Products	4,133,565	4,719,446	13,170,113	15,247,883
Services	932,091	990,333	2,442,935	3,516,745
	5,065,656	5,709,778	15,613,048	18,764,628
Cost of goods sold
Products	563,950	922,839	2,738,549	3,833,550
Services	1,709,105	2,289,927	4,951,817	6,616,975
	2,273,055	3,212,767	7,690,366	10,450,525
Gross profit	2,792,601	2,497,011	7,922,682	8,314,103

Operating expenses
Selling expenses	2,033,242	2,625,773	6,627,311	9,990,170
Administrative expenses	1,145,304	1,229,281	3,922,440	3,940,092
General expenses	120,364	318,350	392,329	711,227
	3,298,910	4,173,403	10,942,080	14,641,489

Operating income (loss)	(506,309)	(1,676,392)	(3,019,398)	(6,327,386)

Other Income (expense) - Note 22
Other Income (expense)	44,726	892,702	566,430	52,543
Interest income	-	209	420	2,866
Interest expense	(140,213)	(133,741)	(546,333)	(241,405)
	(95,487)	759,169	20,517	(185,996)

Income (loss) before income taxes	(601,796)	(917,223)	(2,998,882)	(6,513,382)

Income tax (income) expense	487	(287,718)	13,807	(1,409,759)

Income (loss) before discontinued operations	(602,283)	(629,504)	(3,012,689)	(5,103,623)

Discontinued operations - Note 4	-	(33,125)	-	63,246

Net income (loss)	(602,283)	(662,629)	(3,012,689)	(5,040,377)

Net Loss Attributable to noncontrolling Interest	535,588	(271,574)	(340,849)	(1,699,550)
Net income (loss) attributable to stockholders	(1,137,871)	(391,055)	(2,671,840)	(3,340,827)

Net earnings (loss) per share, basic and diluted	$(0.0373)	$(0.0137)	$(0.0879)	$(0.1168)

Weighted average number of common stock outstanding, basic and diluted	30,492,650	28,611,701	30,379,612	28,611,701

Statement of Comprehensive Income (Loss):

Net Income (Loss)	(602,283)	(662,629)	(3,012,689)	(5,040,377)
Foreign currency Translation Adjustment	(365,488)	(2,503,497)	(1,480,788)	(116,135)

Comprehensive income (loss)	(967,771)	(3,166,126)	(4,493,477)	(5,156,512)

Less: Net Income (Loss) attributable to noncontrolling interest	535,588	(271,574)	(340,849)	(1,699,550)
Less: Other Comprehensive Income (Loss) attributable to noncontrolling interest	(182,378)	(1,223,936)	(738,913)	(32,642)

Total Comprehensive income (loss) attributed to stockholders	(1,320,981)	(1,670,617)	(3,413,715)	(3,424,320)

GBS Enterprises Incorporated

Interim Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and September 30, 2012 (Restated)

(Unaudited)

		Restated
	September 30, 2013	September 30, 2012
	$	$

Cash flow from operating activities
Net loss / net income	(3,012,689)	(5,103,623)
Adjustments
Deferred income taxes	56,093	(1,421,720)
Depreciation and amortization	3,399,200	3,289,383
Write-down of Goodwill and Intangibles	-	3,079,168
Consulting expense	74,000	-
Interest Expense	195,288	-
Gains (Losses) on Sale of Assets	-	(1,566,119)
Gains (Losses) from equity investment	-	(26,751)
Changes in operating assets and liabilities:
Accounts receivable, prepaid assets, other current receivables	3,574,403	1,471,490
Other Assets	-	(37,398)
Retirement benefit obligation	6,538	-
Inventories	(21,684)	119,245
Accounts payable and other liabilities	(2,915,625)	(2,438,073)

Net cash provided (used) by operating activities	1,355,523	(2,634,397)
Net cash provided (used) by discontinued	-	63,246

Cash flow from investing activities
Sale (Purchase) of intangible assets	487,309	(2,527,077)
Sale (Purchase) of property, plant and equipment	-	(579,206)
Increase (Decrease) in Financial assets	-	614,480

Net cash provided (used) in investing activities	487,309	(2,491,803)

Cash flow from financing activities
Net borrowings - banks	164,889	1,067,397
Other borrowings	(538,562)	(2,074,044)
Capital paid-in	100,000	3,583,176
Loans from related party	(2,115,869)	(28,432)

Net cash provided (used) in financing activities	(2,389,541)	2,548,096

Effect of exchange rate changes on cash	(348,280)	6,991

Net increase (decrease) in cash	(894,988)	(2,507,867)
Cash and cash equivalents - Beginning of the year	1,154,602	3,250,821

Cash and cash equivalents - End of Quarter	259,614	742,954

Notes to the Interim Financial Statements

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

NOTE 4         DISCONTINUED OPERATIONS

Due to the Company’s perceived increase in the demand for Modernization, Mobility and Optimization offerings, the Company made a strategic decision in 2012 to focus on its core offerings in the IBM Notes and Domino market and to divest its non-core businesses. As a result, on February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Stock Purchase Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for an aggregate purchase price of $4,600,000 (the “Purchase Price”),

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Discontinued Operations and their results of operations, financial positions and cash flows are shown separately for the nine months ended on September 30, 2012 for comparative purposes. Summarized financial information for discontinued operations is set forth as follows:

Revenues
Services	(2,648,976)
Cost of goods sold
Products	(1,278,740)
Services	(589,808)

Operating expenses
Selling expenses	(554,448)
Administrative expenses	(109,845)
General expenses	(33,250)

Operating income	(82,885)

Other Income (expense)
Other Income (expense)	(13,486)

Income (loss) before income taxes	(96,371)

Note 5          SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders' Equity as of 9/30/2013	Percentage of Subscribed Capital			Profit of the consolidated quarter	Date of the First
	Headquarters	KUSD	KUSD	in %	Ownership	KUSD	Consolidation

GROUP Business Software (UK) Ltd.	Manchester	-1,236	23	50,1%	I	93	12/31/2005
GROUP Business Software Corp.	Woodstock	-15,601	1	50,1%	I	225	12/31/2005
GROUP LIVE N.V.	Den Haag	1,274	134	50,1%	I	-3	12/31/2005
Permessa Corporation	Waltham	10	0	50,1%	I	0	9/22/2010
Relavis Corporation	Woodstock	-842	2	50,1%	I	-23	1/8/2007
GROUP Business Software AG	Eisenach	9,973	36,107	50,1%	I	291	6/1/2011
Pavone GmbH	Boeblingen	-863	47	100.0%	D	334	1/4/2011
Groupware Inc.	Woodstock	-482	1	100.0%	D	0	1/6/2011
GBS India	Chennai	191	12	100.0%	D	46	9/30/2012

D - Direct Subsidiary

I -   Indirect Subsidiary

Indirect Subsidiaries are owned 50.1% through GROUP Business Software AG

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 6          CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 259 KUSD (December 31, 2012 restated year end: 1,155 KUSD). Included in that amount are cash equivalents of 3 KUSD (December 31, 2012 restated year end: 3 KUSD).

Note 7          ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 3,528 KUSD (December 31, 2012 restated year end: 4,143 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 8          PREPAID EXPENSES

Prepaid expenses in the amount of 208 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2012 restated year end: 84 KUSD).

Note 9          OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 277 KUSD (December 31, 2012 restated year end: 677 KUSD) which includes tax deposits (248 KUSD), benefit credits (14 KUSD), other deposits (4K USD) and other miscellaneous receivables (11 KUSD).

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 10          DEFERRED TAX ASSETS

Deferred tax assets as of the financial statement date were 1,076 KUSD (December 31, 2012 restated year end: 1,132 KUSD). All deferred tax assets are long term.

Deferred Tax Assets	KUSD	KUSD
	9/30/2013	12/31/2012

Deferred Tax Assets – Current	0	0

Deferred Tax Assets – Non-current	1,076	1,132

Balance	1,076	1,132

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

12/31/2012	7,219.4	6,893.7	325.7
Additions	42	12
Disposals	33	6
Currency differences	8	3
Reclassifications	0	0
9/30/2013	7,219.4	6,893.7	325.7

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 12         OTHER RECEIVABLES NON-CURRENT

The major components of the Non-current Receivables include the following:

	KUSD Restated	KUSD Restated
	9/30/2013	12/31/2012

Cooperative shares	1	0
Intercompany Loan Values during the quarter	0	0
Other long term receivables	0	428
Balance	1	428

Note 13         GOODWILL

Goodwill derives from the following business acquisitions:

30-Sep-13	Date of first Consolidation	12/31/2012	Additions	Adjustments	Written off	9/30/2013
GROUP Business Software AG	1/6/2011	18,425.6	-	-	-	18,425.60
GROUP Business Software (UK) Ltd.	12/31/2005	2,765.1	-	-	-	2,765.10
IDC Global, Inc.	7/25/2011	2,994.4			(2,994.4)	0.00
Permessa Corporation	9/22/2011	2,387.4	-	-	-	2,387.40
Pavone GmbH	1/4/2011	5,950.5	-	-	-	5,950.50
GBS India	8/1/2012	1,731.9	-	-	-	1,731.90
		34,254.9	-	-	-	31,260.50

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

September 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

12/31/2012	31,913.9	21,341	10572.9
Additions	907	159
Disposals	1,018	122
Currency differences	143	126
Reclassifications	0	0
9/30/2013	31,913.9	21,341.0	10,572.9

Note 15        OTHER ASSETS

The balance of this account of 132 KUSD primarily includes rent and other security deposits (December 31, 2012 restated year end: 156 KUSD).

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 16        LIABILITIES TO BANKS – CURRENT

Included in this account of 3,888 KUSD (December 31, 2012 restated year end: 7 KUSD) is primarily an operating line of credit of GROUP AG.

Note 17       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,061 KUSD (December 31, 2012 restated year end: 3,095 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

	12/31/2012	9/30/2013
	KUSD	KUSD
Tax provision	53	21
Salary	861	599
Vacation	315	247
Workers Compensation Insurance Association	25	20
Compensation Levy for Non-Employment of Severely Handicapped Persons	19	13
Outstanding Invoices	1,059	196
Annual accounting and consulting	128	109
Other Provisions	446	465
Warranties	96	82
Provision for Legal Costs	73	68
Severance	70	64
Total	3,147	1,885

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Provisions for salaries of 599 KUSD (December 31, 2012 restated year end: 861 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 247 KUSD (December 31, 2012 restated year end: 315 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

Other employment of 97 KUSD (December 31, 2012 restated year end: 114 KUSD) were accrued for severance and compensation insurance and compensation levy.

For liabilities not yet settled, a provision totaling 196 KUSD (December 31, 2012 restated year end: 1059 KUSD) was created.

Other Provisions of 465 KUSD (December 31, 2012 restated year end: 446 KUSD) include miscellaneous provisions.

Expenses of accounting and other external consulting of the Company were recognized at 109 KUSD (December 31, 2012 restated year end: 128 KUSD).

A provision for anticipated legal consulting of 68 KUSD was recorded (December 31, 2012 restated year end: 73 KUSD).

For warranty claims, a provision of 82 KUSD (December 31, 2012 restated year end: 96 KUSD) was created determined by service income.

Note 18       DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,847 KUSD (December 31, 2012 restated year end: 6,100 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 19        OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 242 KUSD (December 31, 2012 restated year end: 860 KUSD) and includes miscellaneous short term obligations including amounts due on business assets

Note 20         COMMON STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. No class of preferred stock has been designated or issued. As of September 30, 2013, there were shares 30,837,624 of common stock outstanding. At the time of the Reverse Merger of the Company by GROUP on January 6, 2011, there were 16,500,000 shares of common stock of the Company outstanding and, as the Reverse Merger was accounted for as a recapitalization and applied retroactively, this balance is recorded as the balance outstanding since inception.

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

•	On August 6, 2013, the Company issued 25,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Other changes in common stock are disclosed in Note 23, Supplementary Cash Flow Disclosures.

Options

The Company has not issued any options, so that none are outstanding as of September 30, 2013.

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

September 30, 2013

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

Black Scholes assumptions for warrants issued were as follows:

	For the Period Ending September 30,
	2013	2012
Annualized Volatility	120.26%	118.64%
Risk Free Interest Rate	0.66%	0.40%
Expected Life	3 years	3 years
Dividend Rate	Nil	Nil

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

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

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

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

	# of shares				Fair value				Balance
	allowed to	Issue	Expiry	Strike	at				End of
	purchase	Date	Date	Price	Issuance		Issued	Exercised	Period
				$	$		#	#	#

Opening - Jan 1, 2012	6,846,280							5,000	6,841,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	100,000	100,000
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	500,000	-
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	250,000	250,000
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875
Closing - Dec 31, 2012							5,136,875	1,755,000	10,328,155

Opening - Jan 1, 2013	10,328,155								10,328,155
Transfer (3/11/2011)	739,000	2/6/2013	3/11/2014	1.50	-		-	-	739,000
Closing - Mar 31, 2013							5,136,875	1,755,000	11,067,155

Issued with debt		4/26/2013	4/26/2016	0.25	-		400,000	-	400,000
Closing - Jun 30, 2013							5,536,875	1,755,000	11,467,155

Closing - September 30, 2013							5,536,875	1,755,000	11,467,155

(1) recorded as consulting expense

(2) recorded as legal expense

Note 21        REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the nine months ended September 30, 2013 are as follows:

Sales Revenues	9/30/2013
KUSD

Licenses	2,605
Maintenance	7,500
Service	2,443
Third-Party Products	1,736
LND Third-Party Products	1,330
Others	0
15,613

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Revenues by geographical area for the nine months ended September 30, 2013 are as follows:

Sales Revenues	9/30/2013
by geographic area	KUSD

US	2,550
Germany	12,370
United Kingdom	678
Others	15
15,613

Note 22          OTHER INCOME/EXPENSE

At the financial statement date, Other income was 20 KUSD (December 31, 2012 year end: Other Expense 33 KUSD).

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

Note 23          SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions through September 30, 2013 were as follows:

•	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
•	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.
•	On July 25, 2011, the Company acquired IDC Global, Inc. for 750 KUSD, $ 883,005 assumption of debt, 25 (KUSD) reimbursement for accounting and legal fees, 35 KUSD signing bonuses and 880,000 shares of common stock.
•	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.
•	On February 27, 2012, an outstanding debt of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, increasing GROUP’s total outstanding common stock to 26,982,000 shares. As a result of the foregoing increase in the number of total outstanding shares of GROUP common stock, the Company increased its ownership of GROUP common stock to an aggregate of 13,525,000 shares, representing approximately 50.1% of the outstanding common stock of GROUP, by purchasing the 883,765 shares of GROUP common stock from GAVF LLC for an average purchase price of $0.70 per share.
•	On March 31, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes pricing model, was determined to be $ 270,208 and recorded as Additional Paid-In Capital.
•	On April 28, 2012, $ 632,500 in notes payable to RealRisk Ventures, LL were converted into 550,000 shares of common stock and into 550,000 warrants with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.
•	On April 30, 2012, $ 460,000 in notes payable to Lotus Holdings Ltd. were converted into 400,000 shares of common stock and 400,000 warrants, with each warrant allowing the holder to purchase one common share at $1.75 for a period of 3 years.
•	On April 30, 2012 $ 172,500 of accounts payable due to Vitamin B Venture, GmbH was converted into 150,000 shares of common stock in satisfaction of a converted note to Kjell Jahn.
•	On July 5, 2012, promissory notes for $552,500 were issued at 8.5% and had a conversion feature. Similar notes without the conversion were issued at 20%. Therefore, it was determined that the conversion feature had a value which was calculated by discounting the note as if the cost of capital was 20% and based on the due date set forth of 6 months. The calculated value was classified as discounted debt and amortized over the life of the promissory notes resulting in additional Interest expense and a credit to Additional Paid-In Capital for $26,700.

Notes to the Interim Financial Statements

September 30, 2013

GBS Enterprises Incorporated

Unaudited

•	On December 21, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black Scholes pricing model, was determined to be $ 2,624 and recorded as Additional Paid-In Capital.

•	On March 1, 2013, $700,000 of Notes Payable and Accounts Payable due to Vitamin VbV GmbH was dissolved as payment against a Loan Payable from Group AG.

•	On March 20, 2013, 450,960 shares were issued at a rate of .30/share on conversion of accrued interest due on a Note Payable to John Moore.

•	On March 27, 2013, 200,000 shares were issued at a rate of .30/share on conversion of accrued interest due on a Note Payable to Stephen Baksa. Also on March 27, 2013, 200,000 shares were issued in lieu of services and the fair value based on the Black Scholes pricing model, was determined to be $ 70,000 and recorded as Additional Paid-In Capital.

•	On August 6, 2013, 25,000 shares were issued at a rate of .16/share in lieu of consulting services and recorded as Additional Paid-In Capital.

Note 24        SUBSEQUENT EVENTS

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

•	In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. On October 16, 2013, Mr. Moore exercised the right to purchase 100,000 shares of common stock at the price of $0.35.

On October 23, 2013, the Company filed a lawsuit (GBS Enterprises, Inc. v. Reliance Globalcom, Inc.) in the Superior Court of the State of California, County of San Francisco, seeking a declaratory judgment that the Company has no obligation to Reliance Globalcom Inc. (“Reliance”) for any claims or liabilities in connection with a Master Services Agreement (“MSA”) executed by Reliance and IDC Global Inc. (“IDC”) a then wholly owned subsidiary of the Company in March 2010. On February 1, 2013, GBS sold IDC to Global Telecom & Technology Inc. (“GTT”). Pursuant to the governing Stock Purchase Agreement (SPA), GTT gained all right, title and interest in 100% of all of IDC’s stock, all of which had been owned by GBS. Pursuant to the Stock Purchase Agreement, GTT withheld $528,777.93 of the purchase price from payment to GBS to cover potential exposure due to the Identified Dispute described herein between IDC and Reliance. The Stock Purchase Agreement requires that, within three days of notice to GTT that the Identified Dispute described herein has been resolved, GTT will release the $528,777.93 to GBS. The Company is seeking declaratory relief from the Court stating the Company is not liable to Reliance and that GTT may release the $528,777.93 in funds owed to the Company. There were no material developments in this case since the filing of the lawsuit.

The Company intends to vigorously defend its interests in this matter.

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

Products and Services

GBS has consolidated the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. GBS has continuously developed its software and service business to service and support GBS’s IBM Lotus customer base.

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

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. As of the fiscal quarter ended September 30, 2013, we restructured or sold the following subsidiaries:

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

Changes in Financial Condition

Assets:

Total Assets decreased from $56,802,492 at December 31, 2012 to $47,279,675 at September 30, 2013.  Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At September 30, 2013, Total Current Assets were $4,294,224 as compared to $6,444,192 at December 31, 2012. Total Current Assets consist of: Cash and Cash Equivalents, Accounts Receivable, Inventory, Prepaid Expenses, and Other Receivables-current.

■	Cash and Cash Equivalents decreased from $1,154,602 at December 31, 2012 to $259,614 at September 30, 2013 as a result of our investments in strategic technology areas such as application migration and modernization and the associated costs necessary to build and implement the go- to- market strategy and losses in operations.

■	Accounts Receivable decreased from $4,143,448 at December 31, 2012 to $3,528,260 at September 30, 2013 due to increased collections during the reporting period and less revenue.

■	Inventory increased from $nil at December 31, 2012 to $21,684 at September 30, 2013.

■	Prepaid Expenses increased from $84,304 at December 31, 2012 to $207,811 at September 30, 2013 from prepaid rent, insurance and advances on technological events.

■	Other Receivables-current decreased from $676,976 at December 31, 2012 to $276,856 at September 30, 2013.

Total Non-Current Assets

At September 30, 2013, Total Non-Current Assets were $42,985,450 as compared to $50,358,300 at December 31, 2012.  Total Non-Current Assets consist of: Property Plant and Equipment, Other Receivables non-current, Deferred Tax Assets non-current, Goodwill, Software, and Other Assets.

■	Net Property (plant and equipment) decreased from $332,839 at December 31, 2012 to $282,601 at September 30, 2013.

■	Other Receivables non-current decreased from $428,422 at December 31, 2012 to $1,217 at September 30, 2013 and consisted of cooperative shares.

■	Deferred Tax Assets non-current decreased from $1,132,103 at December 31, 2012 to $1,076,010 at September 30, 2013 and consisted of Deferred Tax Assets derived from financial assets and losses carried forward.

■	Goodwill decreased from $34,254,881 at December 31, 2012 to $31,260,500 at September 30, 2013. The decrease in goodwill of $2,994,381 resulted from the sale of the subsidiary IDC Global, Inc. on February 1, 2013.

■	Software decreased from $12,207,031 at December 31, 2012 to $10,232,633 at September 30, 2013, as a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage. The decrease is also related to an overall cost reduction program, resulting in less contribution of capitalized software development.

■	Other Assets decreased from $156,379 at December 31, 2012 to $132,489 at September 30, 2013. This category includes rent and other security deposits.

Liabilities

Total Liabilities decreased from $22,269,060 at December 31, 2012 to $16,870,431 at September 30, 2013.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At September 30, 2013, Total Current Liabilities were $16,698,017, compared to $18,227,184 at December 31, 2012.  Total Current Liabilities consist of Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, and Other Liabilities.

■	Notes Payable decreased from $2,313,572 at December 31, 2012 to $1,775,010 at September 30, 2013 based on repayments of short terms loans during the quarter.

■	Liabilities to Banks increased from $6,774 at December 31, 2012 to $3,887,764 at September 30, 2013 and included a line of credit and cash in transit. The increase was mainly as a result from reclassification from non-current liabilities to current liabilities.

■	Accounts Payable and Accrued Liabilities decreased from $6,241,733 at December 31, 2012 to $3,946,070 at September 30, 2013. The decrease was due to the reduction of trade payables by approximately $1,034,000 and a decrease in accrued liabilities of approximately $1,262,000 by repayment and as a result of the sale of subsidiary IDC Global. The remaining amounts were reclassified into other short term notes and due to related parties.

■	Deferred Income increased from $6,099,570 at December 31, 2012 to $6,846,920 at September 30, 2013, and consists mainly of maintenance income collected in advance of the contractual maintenance period.

■	Other Liabilities of $860,032 at December 31, 2012 decreased to $242,352 at September 30, 2013 and includes miscellaneous short term obligations including current amounts due on business assets.

Total Non-Current Liabilities

At September 30, 2013, our Total Non-Current Liabilities were $172,414 compared to $4,041,876 at December 31, 2012.  Total Non-Current Liabilities consist of Liabilities to Banks, Retirement Benefit Obligation, Liabilities Held for Sale, and Deferred Tax Liabilities non-current.

■	Liabilities to Banks decreased from $3,716,102 at December 31, 2012 to $Nil at September 30, 2013 as a result from reclassification from non-current liabilities to current liabilities.

■	Retirement Benefit Obligation increased from $165,876 at December 31, 2012 to $172,414 at September 30, 2013.

■	Liabilities Held for Sale decreased from $159,898 at December 31, 2012 to $Nil at September 30, 2013 as a result of the sale of IDC Global, Inc. on February 1, 2013.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

For the three months ended September 30, 2013, our total revenue decreased to $5,065,656 from $ 5,709,778 for the three months ended September 30, 2012, a decline of $644,122 or 11%. The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division decreased to $4,133,565 for the three months ended September 30, 2013 from $4,719,446 for the three months ended September 30, 2012, a decrease of $585,881 or 12%. The primary contributing factors were decreases in License revenues of approximately $655,000, Third Party Product revenues of $350,000, increases in Maintenance revenues of approximately $490,000 and decreases in Other revenues of approximately $65,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform.

The Service division of revenue decreased $56,634 or 6% from $990,333 for the three months ended September 30, 2012 to $932,091 for the three months ended September 30, 2013, primarily as a result of the sale of subsidiary companies that were contributors to the Service division of revenue.

Cost of Goods Sold

For the three months ended September 30, 2013, total Cost of Goods Sold decreased to $2,273,055 from $3,212,767 for the three months ended September 30, 2012, a cost reduction of $_939,712 or 29%.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials. The second are the costs related to the Service division of revenue which includes; other operating expenses, depreciation & amortization expense, and personnel expenses.

Within the Costs of Goods Sold related to the Product division, the Company saw a $358,890 or 39% decrease from $ 922,839 for the three months ended September 30, 2012 to $_563,950 for the three months ended September 30, 2013. The primary factors contributing to the Company’s lower Costs of Goods Sold related to the Product division of revenues was a reduction of $282,639 in product material costs and of $76,250 in third party product material costs for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Within the Costs of Goods Sold related to the Service division, the Company had a reduction of $580,822 or 25%, in the total costs of services from $ 2,289,927 for the three months ended September 30, 2012 to $ 1,709,105 for the three months ended September 30, 2013. The primary factor contributing to the Company’s reduction in the costs of services was a decrease in the volume of services rendered and a reduction in personnel costs, depreciation and amortization costs associated with the sale of subsidiary companies. Additional personnel costs relating to Services are included in Selling Expenses and these were also reduced from the quarter ending September 30, 2012 as indicated below.

Operating Expenses

The Company’s total operating expense consists of three segments; selling, administrative and general expenses. For the three months ended September 30, 2013, total operating expenses decreased $878,493 or 21% to $3,294,910 from $4,173,403 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, Selling Expenses decreased $592,531 or 23% to $ 2,033,242 from $2,625,773 for the three months ended September 30, 2012.  This was primarily due to decreases in cost of materials of $13,269, personnel expense of $532,914 and in other selling expense of $81,705, coupled with a reduction in other operating income of $9,522 and a slight increase in depreciation expense of $480.

For the three months ended September 30, 2013, Administrative Expense decreased by $83,977 or 7% to $1,145,304 from $1,229,281 for the three months ended September 30, 2012. This was primarily due to a reduction in personnel costs of $55,535 coupled with an increase in other operating income of $1,116 and decreases in other administrative expense of $ 142,207 and depreciation expense of $3,812.

For the three months ended September 30, 2013, General Expense decreased $197,986 to $120,364 from $318,350 for the three months ended September 30, 2012. This was primarily due decreases of $50,011 in other operating income and in personnel expense of $16,282, and other operating expense of $231,541. Depreciation of approximately $22,000 was at the same level as for the three months ended September 2012.

Other Income (Expense)

For the three months ended September 30, 2013, net Other Expenses of $95,487 increased from net Other Income of $759,169for the three months ended September 30, 2012. This change is primarily due to a decrease in Other Income of $847,976 and an increase in net Interest Expense of $6,472 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

For the nine months ended September 30, 2013, our total revenue decreased $3,151,581 or 16.8% to $15,613,048 from $ 18,764,628 for the nine months ended September 30, 2012. The Company generates revenue from two divisions. The Product division of Revenues includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division includes revenue generated from services rendered.

The Product division decreased $2,077,770 or 14% to $13,170,113 from $15,247,833 for the nine months ended September 30, 2012 The primary factors contributing to the decline were decreases in License revenues of $954,414, Maintenance revenues of $116,808, Third Party Product revenues of $897,551 and Other revenues of $ 108,998 compared to the nine months ended September 30, 2012. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform.

The Service division of revenue decreased $1,073,810 or 31%, from $3,516,745 for the nine months ended September 30, 2012 to $ 2,442,935 for the nine months ended September 30, 2013, primarily as a result of a reduction in service staff.

Cost of Goods Sold

For the nine months ended September 30, 2013, total Cost of Goods Sold decreased $ 2,760,159 or 26% to $ 7,690,366 from $ 10,450,525 for the nine months ended September 30, 2012.

The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials. The second are the costs related to the Service division of revenue which includes; other operating expenses, depreciation & amortization expense, and personnel expenses.

Within the Costs of Goods Sold related to the Product division the Company shows a $1,095,001 or 29% reduction from $3,833,550 for the nine months ended September 30, 2012 to $2,738,549 for the nine months ended September 30, 2013. The primary factors contributing to the Company’s lower Costs of Goods Sold related to the Product division of revenues was a reduction of $863,080 in product material costs and a reduction of $231,921 in third party product material costs, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Within the Costs of Goods Sold related to the Service division, the Company had a reduction of $_1,665,158 or 25% in the total costs of services from $6,616,975 for the nine months ended September 30, 2012 to $4,951,817 for the nine months ended September 30, 2013. The primary factor contributing to the Company’s reduction in the costs of services was a decrease in the volume of services rendered and a reduction in personnel costs, depreciation and amortization costs associated with the cost reduction program.

Operating Expenses

The Company’s total operating expense consist of three segments; selling, administrative and general expenses. For the nine months ended September 30, 2013, total operating expenses decreased $ 3,703,409 or 25 % to $ 10,938,080 from $14,641,489 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, Selling Expenses decreased $3,362,859 or 34 % to $ 6,627,311 from $ 9,990,170 for the nine months ended September 30, 2012.  This was primarily due to decreases in cost of materials of $ 234,736, personnel expense of $ 2,510,500 and in other selling expense of $ 663,892, coupled with a reduction in other operating income of $ 41,904 and a slight increase in depreciation expense of $ 4,365.

For the nine months ended September 30, 2013, Administrative Expense decreased by $ 17,652 or .45% to $3,922,440 from $3,940,092 for the nine months ended September 30, 2012. This was primarily due to an increase in other operating income of $ 76,593, an increase in personnel expenses of $ 211,539, increase in depreciation expense of $ 16,270 offset by a decrease in other operating expenses of $ 168,868

For the nine months ended September 30, 2013, General Expense decreased by $318,898 or 45 % to $392,329 from $711,227 for the nine months ended September 30, 2012. This was primarily due to a decrease in other operating costs of $ 211,603 and a decrease in personnel expenses of $ 67,508, an increase in other operating income of $ 159,480 with an increase in depreciation expense of $ 119,649

Other Income (Expense)

For the nine months ended September 30, 2013, net Other Income of $20,517 increased from net Other Expense of $185,996 for the nine months ended September 30, 2012. This change is primarily due to an increase in Other Income of $513,887 and a net increase in Interest Expense of $307,374 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Liquidity & Capital Resources

As September 30, 2013, the Company had $ 259,614 in cash and cash equivalents, compared to $1,154,602 at December 31, 2012.

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

From time to time, the Company has issued promissory notes to fund its operations. As of September 30, 2013, the Company had an aggregate of $nil.

During the nine-month period ended September 30, 2013, we raised capital by consummating the following transactions:

■	On February 1, 2013, we sold 100% of our ownership in IDC Global, Inc. for net proceeds of $3,577,195.

■	On February 12, 2013, we issued an aggregate of 500,000 restricted shares of Common Stock to Board Member Stephen Baksa, pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share, for total proceeds of $100,000.

■	On February 12, 2013, the Company issued an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share, for total proceeds of $50,000.

■	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender’), a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated April 26, 2013 (the “Note”), to Mr. Baksa for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	The Company aggressively re-negotiated the terms of the Loan Agreement with the Lender and has swapped the outstanding loan against receivables.

■	On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman and Chief Executive Officer, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

▪	The Company aggressively re-negotiated the terms of the Loan Agreement with the Lender and has swapped the outstanding loan against receivables.

■	On August 6, 2013 the Company issued 25,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

•	In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. On October 16, 2013, Mr. Moore exercised the right to purchase 100,000 shares of common stock at the price of $0.35.

In the future, the Company may supplement its liquidity to fund its operations or implement its business strategy through the sale of equity or debt securities or through short or long term loans. However, there can be no assurances that the Company will be successful in consummating any such financings on favorable terms, if at all.

Cash Flows

	For the Nine Months Ended September 30,
	2013		2012

Net cash provided (used in) Operating Activities		$1,355,523	$(2,634,297)
Net cash provided (used) by Discontinued	$		$63,246
Net cash provided (used in) Investing Activities		$487,309	$(2,491,803)
Net cash provided (used in) Financing Activities		$(2,389,541)	$2,548,096
Effect of exchange rate changes on cash		$(348,280)	$6,991
Net increase (decrease) in cash and cash equivalents during the period		$(894,988)	$(2,507,867)
Cash and cash equivalents, beginning of period		$1,154,602	$3,250,821
Cash and cash equivalents, end of period		$259,614	$742,954

Net cash provided by operating activities for the nine month period ended September 30, 2013 was $ 1,355,523 compared to net cash used in operating activities of $2,634,397 and net cash provided by discontinued operation of $63,246 for the nine month period ended September 30, 2012, an increase of approximately $3,989,920. This change is due to the effects of a group wide cost reduction program and due to a reduction in operating Net Loss of approximately $ 2,090,934, decrease in Accounts Receivable, Prepaid Assets and other Non Current Assets of approximately $ 2,140,311, Gains on Sale of Assets of approximately $ 1,566,119, Deferred Income Taxes of approximately $ 1,477,813, shares issued in lieu of Interest and Consulting expense of approximately $ 269,288, Depreciation and Amortization of approximately $109,817, Gains from Equity Investment of approximately $ 26,751 and increase in Retirement Benefit Obligation of $ 6,538. This is offset with a write off of Goodwill of approximately $ (3,079,168). change in Inventory of approximately $ (140,929) and increase in the payment of Accounts Payable and other liabilities of approximately $ (477,522).

Net cash provided by investing activities during the nine month period ended September 30, 2013 was $ 487,309 compared to cash used by investing activities in the comparative period ended September 30, 2012 of $ 2,491,803, increasing by approximately $ 2,797,112. The increase was due to cash provided by the Sale of Intangible Assets of approximately $ 4,146,894,and cash provided by the Sale of property plant and equipment of $ 579,206 as offset by a change in Financial Assets of approximately $ (1,928,988).

Net cash used in financing activities during the nine month period ended September 30, 2013 was $ 2,389,541 compared to net cash provided by financing activities in the comparative period ended September 30, 2012 of $ 2,548,096 decreasing by approximately $ 4,937,637 for the nine month period ended September 30, 2013. This change was due to a $ 3,483,175 reduction in capital paid-in, coupled with cash used by net borrowings from banks of $ 902,508 and payments towards related party loans of $ 2,087,437. Other borrowings provided approximately$ 1,535,482.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Also as previously reported by the Company on a Form 8-K filed with the Commission on August 2, 2013, on August 2, 2013, Gary D. MacDonald resigned as member of the Board of Directors of the Company and as, Managing Director of GBS-UK. From March 1, 2012 to the date of his resignation, Mr. MacDonald also served as member of the Board’ Audit Committee. Mr. MacDonald’s resignation was not due to any disagreement with the Company or the Board.

Other than the foregoing, during the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

On October 23, 2013, the Company filed a lawsuit (GBS Enterprises, Inc. v. Reliance Globalcom, Inc.) in the Superior Court of the State of California, County of San Francisco, seeking a declaratory judgment that the Company has no obligation to Reliance Globalcom Inc. (“Reliance”) for any claims or liabilities in connection with a Master Services Agreement (“MSA”) executed by Reliance and IDC Global Inc. (“IDC”) a then wholly owned subsidiary of the Company in March 2010. On February 1, 2013, GBS sold IDC to Global Telecom & Technology Inc. (“GTT”). Pursuant to the governing Stock Purchase Agreement (SPA), GTT gained all right, title and interest in 100% of all of IDC’s stock, all of which had been owned by GBS. Pursuant to the Stock Purchase Agreement, GTT withheld $528,777.93 of the purchase price from payment to GBS to cover potential exposure due to the Identified Dispute described herein between IDC and Reliance. The Stock Purchase Agreement requires that, within three days of notice to GTT that the Identified Dispute described herein has been resolved, GTT will release the $528,777.93 to GBS. The Company is seeking declaratory relief from the Court stating the Company is not liable to Reliance and that GTT may release the $528,777.93 in funds owed to the Company. There were no material developments in this case since the filing of the lawsuit.

The Company intends to vigorously defend its interests in this matter.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

GBS ENTERPRISES INCORPORATED

Date: November 14, 2013	By:	/s/ JOERG OTT
Joerg Ott
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ MARKUS R. ERNST
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

