Form 10-K/A
period 2012-12-31
GBS Enterprises Inc
filed 2014-03-04
CIK 1413754

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
At June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $10,040,666, based on $0.40 (the closing sales price of the Company’s common stock on June 29, 2012).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 4, 2014, there were 31,237,625 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 2 (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on May 17, 2013 (the “Original Filing”) and subsequently amended on June 14, 2013, for the following purpose:

1.	To file revised audited financial statements under Item 8 of Form 10-K.
2.	To correct all references to revised audit statements within Form 10-K.
3.	To furnish the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the foregoing and unless otherwise stated herein, this Amendment No. 2 speaks as of the date of the Original Filing does not reflect events that may have occurred subsequent to the Original Filing date and does not modify or update in any way disclosures made in the Original Filing. The Form 10-K Items contained in the Original Filings which have not been duplicated in this Amendment No. 2 are incorporated by reference herein.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31 and 32, respectively, to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 2.

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

Going forward, the Company intends focus on the core competences in its software and services offering. The Company intends to enhance its Applications and Application Modernizations, Professional Services, Hosting/Outsourcing Services, Administration and IT services, and XPages expertise.

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

We believe that our focus on recruiting and retaining top Lotus expertise positions our team to offer leading-edge Lotus Notes / Domino subject matter knowledge to our customers. GBS consultants have a significant experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including IBM Connect (formerly Lotusphere), an annual conference hosted by IBM Lotus Software.

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

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled (also named “cloud” or “cloud computing”) and migrated Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Modernizing/Migrating Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to support the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins Modernizing/Migrating was developed by GBS with assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus / Domino and XPages technology.

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

■
On July 11, 2012, Joerg Ott resigned as the Chief Executive Officer of the Company.  His resignation was not due to a dispute or any disagreements with the Company. He retained his membership on the Company’s Board of Directors (the “Board”), and since July 11, 2012, Mr. Ott has been serving as the Board’s Chairman. Mr. Ott also serves as the Chief Executive Officer of GROUP.  On July 10, 2013, the Board of Directors reappointed Joerg Ott as the Chief Executive Officer.

■
From July 11, 2012 to July 10, 2013, Gary D. MacDonald served as the Company’s Interim Chief Executive Officer and Managing Director of Worldwide Operations.  Mr. MacDonald resigned from the Company and Board on August 2, 2013.

Subsidiaries

At December 31, 2012, our direct and indirect subsidiaries consisted of the following entities:

Subsidiary	Headquarters	Date of the Acquisition	GBSX Ownership %		Direct (D) or Indirect (I) Ownership

GROUP Business Software (UK) Ltd.	Manchester (UK)	12/31/2005	50.1%		I*

GROUP Business Software Corp.	Woodstock, GA (USA)	12/31/2005	50.1%		I*

GROUP LIVE N.V.	Den Haag (NL)	12/31/2005	50.1%		I*

Permessa Corporation	Waltham, MA (USA)	09/22/2010	50.1%		I*

Relavis Corporation	Woodstock, GA (USA)	01/08/2007	50.1%		I*

GROUP Business Software AG	Eisenach (GE)	01/06/2011	50.1%		D

Pavone GmbH	Boeblingen (GE)	04/01/2011	100%		D

GroupWare Inc.	Woodstock, GA (USA)	01/06/2011	100%		D

IDC Global, Inc.	Chicago, IL (USA)	07/25/2011	100	%(1)	D

GBS India Private Limited	Chennai (IN)	07/1/2012	100%		D

*Indirectly held through our 50.1% ownership of GROUP Business Software, AG.

(1)	On February 1, 2013, we sold 100% of IDC to a cloud network provider in consideration for $4,600,000, subject to certain holdback provisions. See “Subsequent Events” under Item 9B Other Information.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). On September 16, 2010, SWAV changed its name to GBS Enterprises Incorporated. On October 14, 2010, the trading symbol of the Company’s common stock on the OTC Bulletin Board (OTCBB) was changed from SWAV to GBSX.  Our common stock is currently quoted on the OTC Markets’ OTCQB under the ticker symbol GBSX.

The following table sets forth the reported high and low bid quotations for our Common Stock as reported on www.otcmarkets.com for each full quarterly period within the two most recent fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

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

Change in Financial Condition

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

■
Cash and Cash Equivalents decreased from $3,142,308 at December 31, 2011 to $1,154,602 at December 31, 2012 as a result of our investments in the strategic technology areas such as application migration and modernization, cloud technology and the associated costs necessary to build and implement the go to market strategy.

■	Accounts Receivable decreased from $4,850,507 at December 31, 2011 to $4,143,448 at December 31, 2012 due to increased collections and decreased sales during the reporting period.

■
Inventories decreased from $236,712 at December 31, 2011 to $Nil at December 31, 2012 from the sale of subsidiaries, and related work in progress and products within the aforementioned business entities.

■	Prepaid Expenses decreased from $389,772 at December 31, 2011 to $84,304 at December 31, 2012 due to the reclassification of prepaid license payments into intangible assets.

■
Other Receivables decreased from $680,693 at December 31, 2011 to $676,976 at December 31, 2012 primarily due to the reclassification of other current receivables of IDC Global, Inc. into Assets Held for Sale.

■
Assets Held for Sale decreased from $682,999 at December 31, 2011 to $384,862 at December 31, 2012 as a result of the Board of Directors approving the concept of selling IDC Global, Inc and the reclassification of their assets. The decrease is attributed to the assets decreasing in value for fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011.

Total Non-Current Assets

At December 31, 2012, our Total Non-Current Assets were $50,358,300, compared to $58,720,403 at December 31, 2011.  Total Non-Current Assets consist of: Property, Plant and Equipment, Non-Operating Receivables, Investments in Related Company, Deferred Tax Assets, Goodwill, Software, Other Assets and Assets held for Sale.

29

■
Property, Plant and Equipment decreased from $521,976 at December 31, 2011 to $332,839 at December 31, 2012 due to the reclassification of assets per the Board of Directors approval of the concept of selling IDC Global Inc. and their heavy concentration of fixed assets.

■	Non-Operating Receivables decreased from $548,909 at December 31, 2011 to $428,422 at December 31, 2012, which includes long term loans of $427,232 and cooperative shares.

■	Investments in Related Company decreased from $244,219 at December 31, 2011 to $Nil at December 31, 2012 due to the aforementioned sale of BERS AD.

■	Deferred Tax Assets decreased from $2,451,800 at December 31, 2011 to $1,132,103 at December 31, 2012 and consisted of deferred tax assets derived from financial assets and losses carried forward.

■
Goodwill decreased from $39,221,603 at December 31, 2011 to $34,254,881 at December 31, 2012 and consisted of the goodwill associated with six business entities. The decrease was mainly due to the reduction in goodwill associated with the aforementioned sale and consolidation of subsidiary companies.

■
Software decreased from $14,249,905 at December 31, 2011 to $12,207,031 at December 31, 2012 and consists of capitalized development costs, product rights and licenses. The decrease was primarily based on the business decision to focus on the new CRM product and functional loss of the obsolete CRM.

■	Other Assets increased from $93,268 at December 31, 2011 to $156,379 at December 31, 2012. This includes tax credits, rental and other deposits.

■	Assets held for Sale increased from $1,388,723 at December 31, 2011 to $1,846,645 at December 31, 2012 as a result of the Board of Directors approving the concept of selling IDC Global, Inc.

Liabilities

Total Liabilities decreased from $24,946,246 at December 31, 2011 to $22,269,060 at December 31, 2012.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At December 31, 2012 our Total Current Liabilities were $18,227,184, compared to $19,058,394 at December 31, 2011.  Total Current Liabilities consist of: Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities, Due to Related Parties and Liabilities held for Sale.

■	Notes Payable decreased from $1,381,821 at December 31, 2011 to $1,277,407 at December 31, 2012 and consisted of loans from unrelated investors.

■	Liabilities to Banks decreased from $19,595 at December 31, 2011 to $6,774 at December 31, 2012 on payments of a line of credit held by a subsidiary.

■	Accounts Payable and Accrued Liabilities increased from $6,078,711 at December 31, 2011 to $6,241,733 at December 31, 2012. This includes Trade Payables, Tax Accruals and Other Accruals.

■	Deferred Income decreased from $6,341,575 at December 31, 2011 to $6,099,570 at December 31, 2012, due to reduced maintenance income collected in advance of the contractual maintenance period.

■
Other Liabilities decreased from $4,256,410 at December 31, 2011 to $860,032 at December 31, 2012 and consisted of payments due of approximately $750,000 for the purchase of the assets of Permessa, and approximately $110,000 of other short term liabilities.

■	Due to Related Parties increased from $432,421 at December 31, 2011 to $3,152,034 at December 31, 2012 on loans and payables to related parties and amounts due to Board of Directors.

■	Liabilities held for Sale increased from $552,031 at December 31, 2011 to $589,634 at December 31, 2012 as a result of the Board of Directors approving the concept of selling IDC Global, Inc.

Total Non-Current Liabilities

At December 31, 2012, our Total Non-Current Liabilities were $4,041,876, compared to $5,887,852 at December 31, 2011.  Total Non-Current Liabilities consist of: Liabilities to Banks, Retirement Benefit Obligation, Other Liabilities and Liabilities held for sale.

■
Liabilities to Banks increased from $3,463,483 at December 31, 2011 to $3,716,102 at December 31, 2012 and consisted of long-term business line of credit due to the Baden-Württembergische Bank.  The increase from 2011 to 2012 is due to the funding of expenditures consistent with the advancement of our technology and overall business plan.

■	Retirement Benefit Obligation increased from $150,632 at December 31, 2011 to $165,876 at December 31, 2012.

■
Other Liabilities decreased from $2,266,075 at December 31, 2011 to $Nil at December 31, 2012 partially as a result of the reclassification of long term to short term liabilities due on the purchase of Permessa Corporation. Also, within non-current liabilities, an amount of approximately $2,260,000 was converted into equity of the corresponding subsidiary in February, 2012.

■	Liabilities held for Sale were increased from $7,662 at December 31, 2011 to $159,898 at December 31, 2012 as a result of the Board of Directors approving the concept of selling IDC Global Inc.

Results of Operations

Three Months ended December 31, 2012 compared to Three Months ended December 31, 2011

Revenues

The Company generates revenue from product Licenses, Maintenance, Third-Party Products, Services and Other Revenue. For the three months ended December 31, 2012, total revenue increased $231,596 or 3.33%, from $6,952,741 at December 31, 2011 to $7,184,337 at December 31, 2012. The increase mainly resulted from a $130,464 or 2.07% decrease in Product revenues, being offset by an increase of $362,059 or 54.73% in Service revenues for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Cost of Goods Sold

For the three months ended December 31, 2012, our Cost of Goods Sold decreased to $4,164,549 from $4,871,802.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses. Within Cost of Goods Sold expenses associated with the product division of revenue increased $205,681 or 12.81%, from $1,598,997 at December 31, 2011, to $1,804,678 at December, 31 2012. The costs associated with the Service division of revenue decreased $912,934 or 27.89%, from $3,272,805 at December 31, 2011, to $2,359,871 at December 31, 2012.

The Company achieved a gross profit margin of 42.03% for the three months ended December 31, 2012, a 12.10% increase from the gross profit margin for three months ended December 31, 2011 of 29.33%.

Operating Expenses

For the three months ended December 31, 2012, the Company’s Operating Expense increased to $4,924,495 from $4,554,034 for the three months ended December 31, 2011. Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

For the three months ended December 31, 2012, our Selling Expense decreased $1,036,734 or 32.92%, to $2,112,364 from $3,149,098 for the three months ended December 31, 2011.  Selling Expense consists of costs for the sales, marketing and service units.

For the three months ended December 31, 2012, our Administrative Expense increased $701,059 or 53.04%, to $2,022,783 from $1,321,724 for the three months ended December 31, 2011.  Administrative Expense consists of costs for the management and administration units and increased primarily due to the costs associated with the sale and consolidation of subsidiary companies.

For the three months ended December 31, 2012, our General Expense increased $705,647 to $788,859 from $83,212 for the three months ended December 31, 2011. This was primarily due to the increased costs associated with the aforementioned sale and consolidation of subsidiary companies during the reporting period.

Other Income (Expense)

For the three months ended December 31, 2012 the Company had Other Expense of $1,345,798, compared to Other Expense of $16,089,614 for the three months ended December 31, 2011. Bad debts changes in this category increased for the write off of receivables primarily in our entities that are no longer functioning due to obsolete technology.

Fiscal Year Ended December 31, 2012 compared to Fiscal Year Ended December 31, 2011

Revenues

For the fiscal year ended December 31, 2012, total revenue decreased $2,537,308 or 8.97%, to $25,735,784 from $28,273,092 at December 31, 2011. The Company generates revenue from two divisions. The Product division of revenue includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division of revenue includes revenue generated from professional services rendered.

The Product division of revenue decreased $592,475 or 2.72%, from $21,787,910 at December 31, 2011 to $21,195,435 at December 31, 2012. The primary factors contributing was an increase of approximately $757,000 in Third-Party Products, being offset by decreases in License revenues of approximately $760,000, Maintenance of approximately $541,000, and Other revenue of approximately $48,000. This is mainly as a result of economic conditions causing an increase in the sales cycles, whereby strategic customers are giving greater consideration towards the modernization/migration of their current application platform.

The Service division of revenue decreased $1,944,833 or 29.99%, from $6,485,182 at December 31, 2011 to $4,540,349 at December 31, 2012 primarily due to the sale and consolidation of subsidiary companies.

Cost of Goods Sold

For the fiscal year ended December 31, 2012, the Company’s Cost of Goods Sold decreased to $14,615,074 from $15,898,182.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses. Within Cost of Goods Sold the costs associated with the Product division of revenue increased $62,481 or 1.12%, from $5,575,747 at December 31, 2011, to $5,638,228 at December, 31 2012. The costs associated with the Service division of revenue decreased $1,345,589or 13.04%, from $10,322,435 at December 31, 2011, to $8,975,846 at December 31, 2012.

The Company experienced little change to the gross profit margin, achieving a gross profit margin of 43.21% for the fiscal year ended December 31, 2012 compared to a gross profit margin of 43.77% for fiscal year ended December 31, 2011.

Operating Expenses

For the fiscal year ended December 31, 2012, the Company’s Operating Expense decreased 13.10% to $19,565,495 from $22,513,690 for the fiscal year ended December 31, 2011.  Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

For the fiscal year ended December 31, 2012, our Selling Expense decreased to $12,102,534 from $15,426,600 for the fiscal year ended December 31, 2011.  Selling Expense consists of costs for the sales, marketing and service units and decreased primarily due to the aforementioned sale and consolidation of subsidiary companies.

For the fiscal year ended December 31, 2012, our Administrative Expense decreased to $5,962,875 from $6,160,961 for the fiscal year ended December 31, 2011.  Administrative Expense consists of costs for the management and administration units and decreased primarily due to the sale and consolidation of subsidiary companies.

For the fiscal year ended December 31, 2012, our General Expense increased to $1,500,086 from $926,129 for the fiscal year ended December 31, 2011. Primarily due to the increased costs associated with the sale and consolidation of subsidiary companies.

Other Income (Expense)

For the fiscal year ended December 31, 2012, the Company experienced Other expense of $1,531,793 compared to Other Expense of $16,267,197 for the fiscal year ended December 31, 2011. Bad debts changes in this category increased for the write off of receivables primarily in our entities that are no longer functioning due to obsolete technology.

Liquidity & Capital Resources

At December 31, 2012, we had $1,154,602 in cash and cash equivalents, compared to $3,142,308 at December 31, 2011. At December 31, 2012, our accumulated stockholders’ deficit was $18,974,582 compared to $12,147,666 at December 31, 2011.

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

During the entire fiscal year 2012 the Company was in constant contact with internal and external sources for financing. These sources provided the necessary funds to support the working capital needs of the Company; mainly to finance the Company’s strategic offering. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone any strategic investment until the financing will be sufficient. However, management believes as a result of the assets purchased to date, in accordance with the above-mentioned statement, the Company will be able to provide sufficient cash flow to support its standard operations for the next 12 months.

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

35

■
On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with a second accredited investor (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

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

o	On February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

Cash Flows

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011

Net cash used in Operating Activities	$(8,307,456)	$(17,698,974)
Net cash provided in Investing Activities	$1,532,388	$7,369,475
Net cash provided in Financing Activities	$4,802,497	$12,728,818
Net cash provided (used) by Operating Activities of Discontinued Operations	$70,661	$(990,050)
Effect of exchange rate changes on cash	$(85,796)	$(139,029)
Net increase (decrease) in cash and cash equivalents during the period	$(1,987,706)	$1,270,240
Cash and cash equivalents, beginning of period	$3,142,308	$1,872,068

Cash and cash equivalents, end of period	$1,154,602	$3,142,308

Cash used in operating activities was $8,307,456, a reduction of $9,391,518 from cash used in operating activities during the fiscal year ended December 31, 2011 of $17,698,974. The reduction of cash used in operating activities can be attributed to the Company experiencing $18,862,127 of cash provided by decreases in net loss, loss from discontinued operations, deferred income taxes, write-down of intangibles, losses on equity investment, retirement benefit obligation, inventories, consulting expense and interest expense. Being offset by cash used in operating activities totaling $9,470,609 caused by decreases in depreciation and amortization, accounts receivable and other assets, and accounts payable and other liabilities.

Cash provided by investing activities was $1,532,388, a decrease of $5,837,087 from the previous year’s cash provided by investing activities of $7,369,475. This change is primarily due to $3,738,572 of cash provided by the sale of intangibles, sale of equity investment, and sale of subsidiaries being offset by $9,575,659 of cash used in investing activities by the purchase of plant, property and equipment and a reduction in financial assets.

Cash provided by financing activities was $4,802,497, a decrease of $7,926,321 from the previous year’s cash provided by financing activities of $12,728,818. This change is primarily due to a $2,287,192 increase in related party borrowings, being offset by a decrease of $10,213,513 in borrowings from banks, other borrowings, and capital paid-in for the fiscal year ended December 31, 2012 compared to the fiscal year ended December 31, 2011.

Cash provided by operating activities of discontinued operations was $ 70,661 and increased by $1,060,711 from the previous year’s cash used in operating activities of discontinued operations of $ 990,050.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Nor applicable

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-61 of this Annual Report on Form 10-K for the year ended December 31, 2012.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our  Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2012:

•	The Company’s lack of sufficient accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

As previously reported by the Company, in September 2012 the Company’s Board of Directors changed the fiscal year end of the Company from March 31st to December 31st, commencing on December 31, 2012.  Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had December 31st fiscal year ends and in reporting the Company’s financial statements, the Company, incorrectly applied Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends.  With the change in the Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010.  This has caused a delay in the filing of the Company’s SEC reports.

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

(d) In March 2012, our Board of Directors established a standing Audit Committee (comprised of two independent directors and our Interim Chief Executive Officer).

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

The Company believes that the appointment of the new Directors, each of whom qualifies as an “independent director” (as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules), as well as the establishment of a standing Audit Committee comprised of a majority of independent directors, one of whom who has been appointed an “audit committee financial expert” (as defined by Item 407(d)(5)(ii) of Regulation S-K) will aid in correcting the material weaknesses which had existed prior to March 1, 2012.

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

Item 9B. Other Information.

Subsequent Events:

Sale of IDC Global, Inc.

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT).  Pursuant to the Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for a purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions. On January 20, 2014, the Company and GTT signed an agreement in which both parties declared that the terms of the provisions were met to each company’s satisfaction.

Dissolution of Group Live N.V.

Group Live N.V. operating under the laws of the Netherlands and a 100% subsidiary of Group Business Software AG declared its end of business May 31, 2012, registered in the commercial register June 22, 2012. Following the local procedures the Company has been dissolved from the register as per April 5, 2013, registered April 16, 2013.

Each of the directors of the Company, including all five disinterested directors, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below sets forth the names, title and ages of our current directors and executive officers. Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Executive officers serve at the pleasure of the Board and may be removed with or without cause at any time, subject to contractual obligations between the executive officer and the Company, if any.

Name:	Position Held with the Company:	Age:	Director Since:
Joerg Ott	Chairman of the Board, Chief Executive Officer^	50	April 26, 2010

Markus R. Ernst	Chief Financial Officer	46	—
	(Principal Financial and Accounting Officer)

Woody A. Allen	Director*#^	66	March 1, 2012

Stephen D. Baksa	Director	67	March 1, 2012

David M. Darsch	Director#^	57	March 1, 2012

John A. Moore, Jr.	Director*	61	March 1, 2012

Mohammad A. Shihadah	Director#	61	March 1, 2012

*Audit Committee Member
#Compensation Committee Member
^Corporate Governance, Regulatory and Nominating Committee Member

Business Experience:

Joerg Ott. Since April 26, 2010, Mr. Ott has been serving as the Company’s Chairman of the Board. From April 26, 2010 to July 11, 2012, Mr. Ott served as the Company’s Chief Executive Officer. On July 10, 2013, the Board of Directors reappointed Joerg Ott as the Chief Executive Officer. Since April 2002, Joerg has also been serving as the Chief Executive Officer of GROUP Business Software AG, (a 50.1% subsidiary of the Company). GROUP Business Software AG has been trading at Frankfurt Stock Exchange since early 2000. From December 2000 to October 2002, Joerg was the Chief Executive Officer of Senator AG, a software company specializing in machine translation software. From October 1998 to December 2000, Joerg was the founding General Manager of Global Words GmbH, a technology and Services Company focusing on multi-lingual telephone based conference service. In 1997, Joerg founded OUTPUT! GmbH, a German based sales training company. Mr. Ott earned his MBA from University of Passau, Germany, focusing on Operations Research and Finance. He is also a Harvard Business School alumnus, graduated in 2009.

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

Markus R. Ernst. Since February 24, 2012, Mr. Ernst has been serving as the Chief Financial Officer of the Company. Mr. Ernst has 20 years of experience in the financial sector of several industries in public and private companies. He has extensive knowledge in both national and international finance and mergers and acquisitions. Since July 2011, Mr. Ernst has been serving as a professional consultant to the Management Board of GROUP Business Software AG, a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW” and which is a 50.1% owned subsidiary of the Company (GROUP”). From August 2000 to June 2011, Mr. Ernst served as the Chief Financial Officer of GROUP. In November 1995, Mr. Ernst worked as a Financial Analyst in corporate management for Gesellschaft für Zahlungssysteme GmbH (“GZS”), a privately held banking transaction processing company that now belongs to First Data Corp. (NYSE: FDC). As a senior executive and Head of Corporate Control for GZS, he was responsible for corporate planning and control. From October 1994 to October 1995, Mr. Ernst worked as a Head of Financial Operations for Seagram Germany, a subsidiary of Seagram Company Ltd., Montreal, Canada. From September 1992 to June 1994, Mr. Ernst worked as a Financial Analyst for IBM in Mainz, Germany and San Jose, California. Mr. Ernst has long time management experience in accounting, budgeting, board presentations, cash management, claims processing, financing, investments, information systems, regulatory relations and strategic planning. In October 1994, Mr. Ernst earned a Master’s Degree in International Management and Industrial Engineering at the University of Applied Science located in Mannheim, Germany and at the University of Applied Science in Ludwigshafen, Germany.

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

Audit Committee

On March 1, 2012, the Board established a standing Audit Committee comprised of John A. Moore, Jr., Woody Allen, and Gary MacDonald; and Mr. Moore was appointed the Chairman of the Audit Committee. Messrs. Moore and Allen each qualify as an “Independent Director” as defined by Section 10A(m)(3)(ii) of the Exchange Act or Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Mr. MacDonald also serves as an executive officer of the Company and its 50.1% subsidiary, GROUP Software AG, a German publicly traded company, and therefore, does not qualify as an “Independent Director.” Effective August 2, 2013, Mr. MacDonald resigned from the Company and the Board.

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

Compensation Committee

March 1, 2012, the Board established a standing Compensation Committee comprised of Woody A. Allen, David A. Darsch, and Mohammad Shihadah. Mr. Allen was appointed as the Committee’s Chairman.

The Committee is tasked with assisting the Board in establishing and overseeing the Company’s compensation philosophy, policies and practices, including but not limited to those related to incentive compensation and equity-based plans, retention severance and retirement programs, and any other employee benefit plans or programs.

Corporate Governance, Regulatory and Nominating Committee

On March 1, 2012, the Board established a standing Compensation, Corporate Governance, Regulatory and Nominating Committee comprised of  Woody A. Allen, David A. Darsch, and Joerg Ott. Mr. Allen was appointed as the Committee’s Chairman.

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

	December	*Salary	Bonus	Total
Name and Principal Position	31,	($)	($)	($)
Joerg Ott
(1) Chairman and CEO - GBSX	2012	120,000	0	120,000
(Former PEO)	2011	360,000	0	360,000

Gary D. McDonald
(2) Former Interim CEO, Managing Director of Worldwide Operations	2012	107,452	15,000	122,452
Executive VP, Chief Corporate Development Officer (Current PEO)	2011	N/A	N/A	N/A

Markus R. Ernst	2012	285,210	0	285,210
(3) CFO	2011	135,107	N/A	135,107

* Salary includes paid and accrued

(1)	Joerg Ott served as the Chief Executive Officer (PEO) of the Company from April 26, 2010 to July 11, 2012. On July 10, 2013, Mr. Ott was reappointed as the Chief Executive Officer of the Company.
(2)	Gary D. McDonald served as the Interim Chief Executive Officer (PEO) of the Company on July 11, 2012 until July 10, 2013. Mr. MacDonald resigned from the Company and Board on August 2, 2013.
(3)	Markus R. Ernst commenced serving as the Chief Financial Officer of the Company on February 24, 2012.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012, no stock, stock options, or other equity securities were awarded to our named executive officers.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers as of December 31, 2012

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

Director Agreements

General

Pursuant to letter agreements (referenced below) between the Company and each of the independent directors, the Company has agreed to pay each independent director an annual retainer of $10,000-$14,000 payable on a quarterly basis on the 15th day of each April, July, October and January of each year. The Chairman of the Audit Committee is also to receive an annual retainer of $8,000, payable on a quarterly basis. The Chairmen of the Compensation Committee and the Corporate Governance, Regulatory and Nominating Committee are each to receive an annual retainer of $2,000, payable on a quarterly basis.

The Company has agreed to pay each Independent Director $2,000-$3,500 for each Board meeting (based on four meetings per year). The Company has agreed to pay each Independent Director serving on the Audit Committee a fee of $2,000 for each Audit Committee meeting (based on four meetings per year). The Company has agreed to pay each Independent Director serving on the Compensation Committee and/or the Corporate Governance, Regulatory and Nominating Committee a fee of $2,000 for each meeting of the respective committee (based on one meeting per year).

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

David M. Darsch

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company agreed to pay Mr. Darsch an annual retainer fee of $26,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Darsch stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of March 4, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 31,237,624 shares of Common Stock of the Company issued and outstanding as of March 4, 2014. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares		% of Class of
Name and Address of Beneficial Owner (1)	of Common Stock (2)		Stock Outstanding (3)
Executive Officers and Directors:
Joerg Ott-Chairman and Chief Executive Officer	2,170,000	(4)	6.7%

Markus R. Ernst - CFO	60,000	(5)	*

Woody A. Allen -Director	0

Stephen D. Baksa - Director	3,835,000	(6)	12.2%

David M. Darsch -Director	0

John A. Moore, Jr.-Director	450,960		1.5%

Mohammad A. Shihadah - Director	50,000	(7)	*

All Officers and Directors as a group (8 persons)	6,665,960	(4) - (7)	20.0%

5% Stockholders:
Edward M. Giles	1,541,881	(8)	4.6%
17 Heights Road,
Plandome, New York 11030

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

(3) Based on 31,237,624 shares of Common Stock outstanding as of March 4, 2014.

(4) Consists of (i) 420,000 shares of Common Stock held directly by Mr. Ott, (ii) 1,550,000 shares of Common Stock held indirectly by Mr. Ott through Vitamin-B Venture GmbH, an entity of which Mr. Ott is the Managing Member and has voting and dispositive control, (iii) 100,000 shares of Common Stock issuable upon the exercise a Warrant held by Mr. Ott and currently exercisable until April 16, 2015 for $1.50 per share, and (iv) 100,000 shares of Common Stock issuable upon the exercise of a Warrant held indirectly by Mr. Ott through Vitamin-B Venture GmbH and currently exercisable until April 30, 2016 for $0.25 per share.

(5) Consists of (i) 30,000 shares of Common Stock and (ii) 30,000 shares of Common Stock issuable pursuant to the exercise of a Warrant currently exercisable until May 10, 2015 for $1.50 per share.

(6) Consists of (i) 3,285,000 shares of Common Stock held directly by Mr. Baksa, (ii) 300,000 shares of Common Stock indirectly held by Mr. Baksa as co-trustee of two trusts for his adult children, (iii) 450,000 shares of Common Stock issuable upon the exercise of a Warrant held by Mr. Baksa and currently exercisable until March 2015 for $0.50 per share, (iv) 100,000 shares of Common Stock held by Mr. Baksa issuable upon the exercise a Warrant currently until April 30, 2016 for $0.25 per share. Mr. Baksa disclaims beneficial ownership of the 300,000 shares of Common Stock held by the two-trusts for his adult children.

(7) Consists of 50,000 shares of Common Stock issuable pursuant to the exercise of a Warrant currently exercisable until July 5, 2015 for $0.50 per share.

(8) Consists of (i) 1,770,000 shares of Common Stock, (ii) 190,000 shares of Common Stock issuable upon the exercise of a Warrant currently exercisable for $0.50 per share and (iii) 250,000 shares of Common Stock issuable upon the exercise of a Warrant currently exercisable for $0.20 per share.

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

■
On August 13, 2012, the Company entered into a note purchase and security agreement with John A. Moore, a member of the Board. Pursuant to the agreement, the Company issued a secured promissory note, dated October 26, 2012, to Mr. Moore for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted Mr. Moore a secured priority security interest in the Company’s Accounts Receivable and its subsidiaries located in the United States of America.

o
Pursuant to the loan agreement the Company issued a common stock purchase warrant, which entitled the holder to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance.

o
In connection with the loan agreement, on February 22, 2013, the Company and Mr. Moore amended the note whereby Mr. Moore agreed to convert the interest due under the Note into shares of common stock of the Company at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

Date: March 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Joerg Ott	Chairman of the Board of Directors, Chief Executive Officer	March 4, 2014,
Joerg Ott

/s/ Markus R. Ernst	Chief Financial Officer	March 4, 2014
Markus R. Ernst	(Principal Financial and Accounting Officer)

/s/ Woody A. Allen	Director	March 4, 2014
Woody A. Allen

/s/ Stephen D. Baksa	Director	March 4, 2014
Stephen D. Baksa

/s/ David M. Darsch	Director	March 4, 2014
David M. Darsch

/s/ John A. Moore, Jr.	Director	March 4, 2014
John A. Moore, Jr.

/s/ Mohammad A. Shihadah	Director	March 4, 2014
Mohammad A. Shihadah

K. R. MARGETSON LTD.	Chartered Accountants
210, 905 West Pender Street
Vancouver BC V6C 1L6
Tel: 604.641.4450
Fax: 1.855.603.3228

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

As disclosed in Note 3, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, certain entities included in these consolidated statements reported with December 31 year ends without any adjustments for timing differences in the year end. These consolidated financial statements retroactively apply this change so all entities included in these consolidated statements have December 31, 2012 and 2011 year ends. In doing so, these consolidated statements each include a twelve month period of consolidated operations, changes in equity and cash flows, starting at January 1 and ending December 31.

Without qualifying our report, and because of the relative significance of the assets, we note that the reported values of goodwill and other intangibles is contingent upon the Company attaining projected revenues from new product lines. Accordingly, failure to attain those projections would negatively affect those reported values.

Vancouver, Canada	/s/ K. R. Margetson Ltd.
February 28, 2014	Chartered Accountants

GBS Enterprises Incorporated
Annual Consolidated Balance Sheets
December 31, 2012 and December 31, 2011
Audited and Restated

	Restated	Restated
	December 31, 2012	December 31, 2011
	$	$
Assets
Current Assets
Cash and cash equivalents - Note 5	1,154,602	3,142,308
Accounts Receivable - Note 6	4,143,448	4,850,507
Inventories - Note 2	-	236,712
Prepaid expenses - Note 7	84,304	389,772
Other receivables - Note 8	676,976	680,693
Assets held for sale - Note 9	384,862	682,999
Total current assets	6,444,192	9,982,991

Assets held for sale - Note 9	1,846,645	1,388,723
Property, plant and equipment - Note 10	332,839	521,976
Non - Operating receivables - Note 11	428,422	548,909
Investment in related company, at equity	-	244,219
Deferred tax assets - Note 26	1,132,103	2,451,800
Goodwill - Note 12	34,254,881	39,221,603
Software - Note 13	12,207,031	14,249,905
Other assets - Note 14	156,379	93,268
Total non-current assets	50,358,300	58,720,403

Total assets	56,802,492	68,703,394

Liabilities and stockholders' equity
Current liabilities
Notes payable - Note 15	1,277,407	1,381,821
Liabilities to banks - Note 16	6,774	19,595
Accounts payables and accrued liabilities - Note 17	6,241,733	6,078,711
Deferred income - Note 18	6,099,570	6,341,575
Other liabilities - Note 19	860,032	4,252,240
Due to related parties - Note 22	3,152,034	432,421
Liability held for sale - Note 9	589,634	552,031
Total current liabilities	18,227,184	19,058,394

Liabilities to banks - Note 20	3,716,102	3,463,483
Retirement benefit obligation - Note 27	165,876	150,632
Other liabilities - Note 21	-	2,266,075
Liability held for sale - Note 9	159,898	7,662
Total non-current liabilities	4,041,876	5,887,852

Total liabilities	22,269,060	24,946,246

Stockholders' equity
Capital stock - Note 23
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
29,461,664 shares of common stock
(27,306,664 shares at December 31, 2011)	29,462	27,307
Additional paid in capital	49,691,195	47,446,318
Accumulated deficit	(18,974,582)	(12,147,666)
Other comprehensive income	442,841	494,206

	31,188,916	35,820,165
Noncontrolling interest in subsidiaries	3,344,516	7,936,983

Total stockholders' equity	34,533,432	43,757,148

Total stockholders' equity and liabilities	56,802,492	68,703,394

Subsequent events - Note 30

GBS Enterprises Incorporated
Annual Consolidated Statements of Operations and Comprehensive Loss
For the year ended December 31, 2012 and December 31, 2011
Audited and Restated

	For the Three Months Ended		For the Twelve Months Ended
	Restated December 31, 2012 $	Restated December 31, 2011 $	Restated December 31, 2012 $	Restated December 31, 2011 $
Revenues - Note 24
Products	6,160,732	6,291,196	21,195,435	21,787,910
Services	1,023,604	661,545	4,540,349	6,485,182
	7,184,337	6,952,741	25,735,784	28,273,092
Cost of goods sold
Products	1,804,678	1,598,997	5,638,228	5,575,747
Services	2,359,871	3,272,805	8,976,846	10,322,435
	4,164,549	4,871,802	14,615,074	15,898,182
Gross profit	3,019,788	2,080,939	11,120,710	12,374,910

Operating expenses
Selling expenses	2,112,364	3,149,098	12,102,534	15,426,600
Administrative expenses	2,022,783	1,321,724	5,962,875	6,160,961
General expenses	788,859	83,212	1,500,086	926,129
	4,924,005	4,554,034	19,565,495	22,513,690

Operating loss	(1,904,217)	(2,473,095)	(8,444,785)	(10,138,779)

Other Income (expense) - Note 25
Other Expense	(1,107,277)	(15,959,654)	(1,054,734)	(15,894,738)
Interest income	161	14,694	3,027	33,948
Interest expense	(238,681)	(144,654)	(480,086)	(406,407)
	(1,345,798)	(16,089,614)	(1,531,793)	(16,267,197)

Loss before income taxes and discontinued operations	(3,250,015)	(18,562,709)	(9,976,578)	(26,405,976)

Income tax (income) expense	2,842,011	(45,472)	1,432,252	(2,151,211)

Loss before discontinued operations	(6,092,026)	(18,517,237)	(11,408,830)	(24,254,766)

Discontinued operations (net of tax) - Note 9	(235,820)	521,979	40,607	521,979

Net Loss	(6,327,846)	(17,995,258)	(11,368,223)	(23,732,787)

Net Loss Attributable to noncontrolling Interest	(2,841,757)	(9,075,158)	(4,541,307)	(11,567,489)
Net loss attributable to stockholders	(3,486,089)	(8,920,100)	(6,826,916)	(12,165,298)

Net loss per share, basic and diluted	$(0.119)	$(0.349)	$(0.233)	$(0.449)

Weighted average number of common stock outstanding, basic and diluted	29,119,710	25,139,198	29,461,664	27,247,958

Statement of Comprehensive Loss

Net Loss	(6,327,846)	(17,995,258)	(11,368,223)	(23,732,787)
Foreign currency Translation Adjustment	13,610	295,718	(102,525)	(125,751)

Comprehensive loss	(6,314,236)	(17,699,540)	(11,470,748)	(23,858,538)

Less: Net loss attributable to noncontrolling interest	(2,841,757)	(9,075,158)	(4,541,307)	(11,567,489)
Less: Other Comprehensive loss attributable to noncontrolling interest	(18,518)	147,563	(51,160)	(62,750)

Total Comprehensive loss attributed to stockholders	(3,453,961)	(8,771,945)	(6,878,281)	(12,228,299)

GBS Enterprises Incorporated
Annual Consolidated Statements of Cash Flows
For the year ended December 31, 2012 and 2011
Audited and Restated

	Restated	Restated
	December 31, 2012	December 31, 2011
	$	$

Cash flow from operating activities:
Net loss	(11,368,223)	(23,732,787)
Income from discontinued operations	(40,607)	(521,979)
Adjustments :
Interest Expense	26,700	-
Consulting Expense	272,832	34,000
Deferred income taxes	1,319,697	(2,193,941)
Depreciation and amortization	4,148,915	5,840,688
Loss on Equity Investment	227,781	-
Write-down of Intangibles	1,517,139	-
Changes in operating assets and liabilities:
Accounts receivable and other assets	1,073,620	4,147,043
Retirement benefit obligation	15,244	(3,433)
Inventories	236,712	(236,712)
Accounts payable and other liabilities	(5,737,266)	(1,031,853)
Net cash used in operating activities for continuing operations	(8,307,456)	(17,698,974)

Cash flow from investing activities
Purchase or Sale of Intangible assets	(3,378,072)	(3,941,396)
Purchase or Sale of Property, plant and equipment	(56,262)	-
Purchase or Sale of Equity Investment	-	(244,219)
Purchase or Sale of Subsidiaries	1,020,500	(1,910,529)
Increase (Decrease) in Financial assets	3,946,222	13,465,619
Net cash provided by investing activities from continuing operations	1,532,388	7,369,475

Cash flow from financing activities
Net borrowings - banks	239,798	2,651,919
Other borrowings	(104,414)	(59,442)
Net Borrowings from related party	2,719,613	432,421
Capital paid-in	1,947,500	9,703,920
Net cash provided by financing activities from continuing operations	4,802,497	12,728,818

Cash flows from discontinued operations
Net cash proved by (used in) operating activities	70,661	(990,050)
	70,661	(990,050)

Effect of exchange rate changes on cash	(85,796)	(139,029)

Net increase (decrease) in cash	(1,987,706)	1,270,240
Cash and cash equivalents - Beginning of the year	3,142,308	1,872,068

Cash and cash equivalents - End of year	1,154,602	3,142,308

Note 29 - Supplemental Cash Flow Disclosures

GBS Enterprises Incorporated
Annual Consolidated Statements of Equity
For the year ended December 31, 2012 and December 31, 2011
Audited and Restated

				Accumulated		Equity
			Additional	Other		Attributable
	Common Stock		Paid in	Comprehensive	Accumulated	to Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	16,500,000	16,500	27,221,755	557,207	17,632	19,567,222	47,380,316

March 28, 2011, issued with sale of units at $1.25 /unit	6,044,000	6,044	6,672,906				6,678,950

April 1, 2011, issued on purchase of Pavone AG	999,790	1,000	4,899,000				4,900,000

April 1, 2011, Warrants issued for services	-	-	34,000				34,000

June 1, 2011, issued on purchase of GroupWare, Inc.	250,000	250	1,084,750				1,085,000

July 1, 2011, issued on purchase of IDC Global, Inc.	880,000	880	3,255,120				3,256,000

December 13, 2011, warrants exercised at $1.50 /sh	2,020,000	2,020	3,022,950				3,024,970

December 23, 2011, issued on purchase of SD Holdings Ltd.	612,874	613	1,255,837				1,256,450

Net comprehensive loss for the year				(63,001)	(12,165,298)	(11,630,239)	(23,858,538)

Balance, December 31, 2011	27,306,664	27,307	47,446,318	494,206	(12,147,666)	7,936,983	43,757,148

March 27, 2012, warrants exercised at $1.50 /sh	5,000	5	7,495				7,500

March 27, 2012, warrants exercised at $.50 /sh	400,000	400	199,600				200,000

March 30, 2012, warrants exercised at $.50 /sh	500,000	500	249,500				250,000

March 31, 2012, warrants issued for services	-	-	270,208				270,208

April 16, 2012, issued on sale of units at $1.50 /unit	120,000	120	179,880				180,000

April 28, 2012, issued on conversion of note into shares at $1.15 /sh	550,000	550	631,950				632,500

April 30, 2012, issued on conversion of note into shares at $1.15 /sh	400,000	400	459,600				460,000

April 30, 2012, issued on conversion of note and debt into shares at $1.15 /sh	150,000	150	172,350				172,500

May 15, 2012, issued on sale of units at $1.50 /unit	30,000	30	44,970				45,000

July 5, 2012, fair value of conversion on issuance of convertible debt	-	-	26,700				26,700

December 21, 2012, warrants issued for services	-	-	2,624				2,624

Net comprehensive loss for the year				(51,365)	-	(51,160)	(102,525)

Balance, December 31, 2012	29,461,664	29,462	49,691,195	442,841	(12,147,666)	7,885,823	45,901,655

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 1    COMPANY AND BACKGROUND

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

The Company’s Common Stock is quoted at the OTCQX under the ticker symbol “GBSX.”

In 2012, in order to reduce overhead and administrative costs, we restructured the Company’s multilevel subsidiary-structure.

Products & Services

GBS has grown by consolidating the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. GBS has developed its software and service business to service and support its Lotus customer base.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

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

GBS develops, sells and installs business process and management software suites based on Lotus Notes / Domino and IBM Portal technology, mainly for major international companies and medium-sized customers.

Through GBS’s comprehensive messaging software product lines and associated services, Lotus Notes, Microsoft Exchange or SMTP-based-email customers, as well as Lotus Sametime, customers are able to provide their users with secure and centrally administered use of e-mail and IM while maintaining control over their compliance with current legal requirements and corporate guidelines.

Consulting Services

GBS develops, sells and orchestrates customer-specific Lotus Domino strategy and consulting services.

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
Restated

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled (also named “cloud” or “cloud computing”) and migrated Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Modernizing/Migrating Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to support the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device.

Revenue Model

GBS generates its revenue from the sale of internally created software, third-party developed software and the delivery of related services, including IT systems planning, administration, support, hosting, implementation and integration.

General Corporate History

GBS Enterprises Incorporated was incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV had a different management team and was in a different industry.

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
Restated

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
Restated

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

Additional GROUP Acquisition

On February 27, 2012, the Company acquired an additional 883,765 shares of common stock of GROUP from GAVF LLC for an average purchase price of $0.70 per share, or approximately $619,000, after an outstanding loan of GROUP was converted into an aggregate of 1,750,000 shares of GROUP common stock, thereby increasing GROUP’s outstanding common stock to 26,982,000 shares. By acquiring the new shares, the Company kept its ownership of GROUP common stock at  50.1%.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Acquisition/Dissolution of Subsidiary Companies

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common shares of Pavone AG, a German corporation, for $350,000 in cash and 1,000,000 shares of its common stock. The fair value of the common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt was $5,843,991. Pavone’s workflow software for Lotus Notes and Domino along with their customer base is well suited to GBS Enterprises portfolio strategy.

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

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of IDC Global, Inc., (“IDC”) a Delaware corporation. Pursuant to the acquisition agreement, dated July 15, 2011, the Company agreed to issue the shareholders an aggregate of 800,000 shares of common stock and made a cash payment of $750,000. The agreement required an additional payment to the management shareholders of 80,000 shares of common stock and signing bonuses to personnel of $35,000. The Company also agreed to reimburse IDC up to $25,000 for incurred accounting and legal fees related to the transaction. The fair value of the common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $883,005 of debt assumption, was $4,066,000. IDC was a privately held company that provides nationwide network and data center services.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

SD Holdings, Ltd.

On September 27, 2011, the Company entered into an acquisition agreement with SD Holdings, Ltd. (“SYN”), a Mauritius corporation, and the shareholders of SYN owning 100% of issued and outstanding shares of SYN. SYN owns 100% of all issued and outstanding shares of Synaptris, Inc., a California corporation (“Synaptris”), and 100% of all issued and outstanding shares of Synaptris Decisions Private Limited, a company formed in India (“Synaptris India”). Pursuant to the acquisition agreement, the Company purchased one hundred percent (100%) of the issued and outstanding shares of SYN (effective November 1, 2011 in consideration for $525,529 and agreed to issue 700,000 shares of common stock, subject to adjustment. Actual shares issued were 612,874. The fair value of the common stock was determined to be $2.05 per share, representing the market value at the end of trading on the date of the agreement.

On April 1, 2012, the Company sold SYN, Synaptris and Synaptris India for $1,877,232 to Lotus. in an effort to restructure the Company’s multilevel subsidiary - structure derived from the historical mergers and acquisitions, and to reduce overhead and administrative costs.

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
Restated

On August 1, 2012, the Company acquired 100% of the outstanding shares of capital stock of GBS India. We anticipate GBS India’s presence in India to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

In accordance with ASC Topic 805, presented below are unaudited pro forma results for year ended restated December 31, 2012 and 2011. To show the effect on our consolidated results of operations as if our acquisitions completed in 2012 had occurred on January 1, 2011:

Supplemental Unaudited Pro Forma
Fiscal Year Ended December 31,
2012

	Pre-Combination			Post Combination
Subsidiary	Date	Revenue	Earnings	Date	Revenue	Earnings
	2011	($)	($)	2012	($)	($)
GBS India	1/1/2011 - 12/31/2011	(a)	(a)	7/1/2012 - 12/31/2012	9,484	(438,731)

(a) No metric, as this subsidiary was newly formed as of 7/1/2012

Supplemental Pro Forma
Combined Entity Figures
Year End 2012 & 2011

	Consolidated Figures
	Date	Revenue	Comprehensive Income/(Loss)
		($)	($)
GBS Enterprises	1/1/2011 - 12/31/2011	28,273,092	(23,858,538)

GBS Enterprises	1/1/2012 - 12/31/2012	25,735,784	(11,470,748)

Pavone AG/Groupware AG

On July 6, 2012 and August 9, 2012, wholly-owned subsidiaries Pavone AG and Groupware AG, respectively, were merged into Pavone GmbH. The mergers were consummated solely for administrative purposes. Pavone GmbH is a wholly-owned subsidiary of the Company.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Pavone, Ltd.

Pavone, Ltd, a shell company, was dissolved on July 8, 2012.

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

B.E.R.S. AD.

On November 23, 2012 GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN (approximately $ 16,438 USD).

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
Restated

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
Restated

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
Restated

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
Restated

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
Restated

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
Restated

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
Restated

Note 3    CHANGE IN ACCOUNTING POLICIES

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

This is the second restatement of the December 31, 2012 financials.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

In accordance with ASC 250, effects of this restatement to the respective statements are shown below:

	For the twelve months ended
	10K/A - 2	10K/A - 1	10K	10K/A - 2 &	10K/A - 1 & 10K
	Restated	Restated	Original	10K/A - 1	Original
	December 31, 2012	December 31, 2012	December 31, 2012	Difference	Difference
	$	$	$	$	$
Assets
Current Assets
Cash and cash equivalents	1,154,602	1,154,602	(4,159,318)	0	5,313,920
Accounts receivable	4,143,448	4,143,448	4,914,640	0	(771,192)
Inventories	0			0
Prepaid expenses	84,304	84,304	160,095	0	(75,791)
Other receivables	676,976	676,976	676,976	0	0
Assets held for sale	384,862	384,862	2,231,507	0	(1,846,645)
Total current assets	6,444,192	6,444,192	9,137,820	0	(2,693,628)

Assets held for sale	1,846,645	1,846,645	0	0	1,846,645
Property, plant and equipment	332,839	332,839	332,839	0	0
Other non-current receivables	428,422	428,422	428,421	0	1
Deferred tax assets	1,132,103	1,132,103	4,823,871	0	(3,691,768)
Goodwill	34,254,881	34,254,881	36,206,460	0	(1,951,579)
Software	12,207,031	12,207,031	13,724,170	0	(1,517,139)
Other assets	156,379	156,379	156,379	0	0
Total non-current assets	50,358,300	50,358,300	55,672,140	0	(5,313,840)

Total assets	56,802,492	56,802,492	64,809,961	0	(8,007,469)

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,277,407	2,313,572	0	(1,036,165)	2,313,572
Liabilities to banks	6,774	6,774	6,774	0	0
Accounts payable and accrued liabilities	6,241,733	6,241,733	10,846,650	0	(4,604,917)
Other liabilities	860,032	860,032	860,032	0	0
Deferred income	6,099,570	6,099,570	6,099,570	0	0
Due to related parties	3,152,034	2,115,869	48,068	1,036,165	2,067,801
Liability held for sale	589,634	589,634	749,532	0	(159,898)
Total current liabilities	18,227,184	18,227,184	18,610,626	0	(383,442)

Liabilities to banks	3,716,102	3,716,102	3,716,101	0	1
Deferred tax liabilities	0	0	874,551	0	(874,551)
Retirement benefit obligation	165,876	165,876	165,876	0	0
Liability held for sale	159,898	159,898	0	0	159,898
Total non-current liabilities	4,041,876	4,041,876	4,756,528	0	(714,652)

Total liabilities	22,269,060	22,269,060	23,367,154	0	(1,098,094)

Shareholders' equity
Capital Stock
Authorized:
75,000,000 common shares and 25,000,000 preferred shares each with a par value of $.001
Issued and outstanding

	29,462	29,462	29,462	0	0
Additional paid in capital	49,691,195	49,691,195	49,391,663	0	299,532
Accumulated deficit	(18,974,582)	(18,974,582)	(15,706,308)	0	(3,268,274)
Other comprehensive income	442,841	442,841	313,139	0	129,702
Total shareholders' equity	31,188,916	31,188,916	34,027,957	0	(2,839,041)

Noncontrolling interest in subsidiaries	3,344,516	3,344,516	7,414,850	0	(4,070,334)

Total equity and liabilities	56,802,492	56,802,492	64,809,961	0	(8,007,469)

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Explanations to above changes: 10K-A No. 1 Compared to 10K as Originally Filed

Balance Sheet
Line Item	Explanation of Difference

Cash and cash equivalents	Inadvertent printing error

Accounts receivable	Reclassification to Goodwill ($700k) and bad debt expense($71k)

Prepaid expenses	Reclassification to Accounts payable ($76k)

Assets held for sale	Reclassification to Non-current assets held for sale ($1847k)

Other non-current receivables	Rounding

Deferred tax assets	Reclassification to Tax expense (Income)

Goodwill	Reclassification of $700K from Accounts receivable; ($90k) to Other income; ($2,561k) to write down of goodwill

Software	Reclassification to Intangible write down ($1,517k)

Notes payable	Reclassification from Accounts payable ($2,314k)

Accounts payable and accrued liabilities	Reclassification to Notes payable ($2,314k); prepaid expenses ($76k); legal ($76k); Due to related parties ($2,067k); audit expense ($72k)

Due to related parties	Reclassification from Accounts payable ($2,067k)

Liability held for sale	Reclassification to long term liabilities held for sale

Liabilities to banks	Rounding

Deferred tax liabilities	Reclassification of tax assets

Liability held for sale	Reclassification from short term liabilities held for sale

Additional paid in capital	Reclassification of interest expense ($27K); administrative expenses through warrants ($ 272k)

Accumulated Deficit	Reclassification from Other Income/Expense ($3,268k)

Explanations to above changes: 10K-A No. 2 Compared to 10K-A No. 1

Balance Sheet
Line Item	Explanation of Difference
Notes payable	Reclassification to Due to related parties ($1,036k)

Due to related parties	Reclassification from Notes payable ($1,036k)

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

	For the twelve months ended
	10K/A - 2	10K/A - 1	10K	10K/A - 2 &	10K/A - 1 & 10K
	Restated	Restated	Original	10K/A - 1	Original
	December 31, 2012	December 31, 2012	December 31, 2012	Difference	Difference
	$	$	$	$	$
Revenues
Products	21,195,435	21,195,435	21,266,627	0	(71,192)
Services	4,540,349	4,540,349	4,540,349	0	0
	25,735,784	25,735,784	25,806,976	0	(71,192)
Cost of goods sold
Products	5,638,228	5,638,228	5,638,228	0	0
Services	8,976,846	8,976,846	8,711,016	0	265,830
	14,615,074	14,615,074	14,349,245	0	265,829

Gross profit	11,120,710	11,120,710	11,457,731	0	(337,021)

Operating expenses
Selling expenses	12,102,534	12,102,534	12,102,534	0	0
Administrative expenses	5,962,875	5,962,875	5,837,796	0	125,079
General expenses	1,500,086	1,500,086	4,458,185	0	(2,958,099)
	19,565,495	19,565,495	22,398,515	0	(2,833,020)

Operating Loss	(8,444,785)	(8,444,785)	(10,940,783)	0	2,495,998

Other Income (Expense)
Other income (expense)	(1,054,734)	(1,054,734)	5,806,253	0	(6,860,987)
Interest income	3,027	3,027	3,027	0	0
Interest expense	(480,086)	(480,086)	(453,386)	0	(26,700)
	(1,531,793)	(1,531,793)	5,355,894	0	(6,887,687)

Loss before income taxes	(9,976,578)	(9,976,578)	(5,584,889)	0	(4,391,689)

Income tax (income) expense	1,432,252	1,432,252	(1,384,965)	0	2,817,217

Net Loss	(11,408,830)	(11,408,830)	(4,199,924)	0	(7,208,906)

Discontinued operations (net of tax)	40,607	40,607	40,607	0	0

Net Loss attributable to non controlling interest	(4,541,307)	(4,541,307)	(600,676)	0	(3,940,631)

Net Loss attributable to shareholders	(6,826,916)	(6,826,916)	(3,612,971)	0	(3,213,945)

Other Comprehensive Loss	(102,525)	(102,525)	(108,443)	0	5,918

Total Comprehensive Loss attributable to stockholders	(6,878,281)	(6,878,281)	(3,612,971)	0	(3,265,310)

Basic and diluted loss per share	(0.233)	(0.233)	(0.123)	0	(0)

Weighted average number of shares outstanding	29,461,664	29,461,664	29,461,664	0	0

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Explanations to above changes: 10K-A No. 1 Compared to 10K as Originally Filed

Income Statement

Line Item	Explanation of Difference
Revenues - Product	Reclassification from Accounts receivable – bad debt expense ($71k)

Cost of goods sold - Service	Correction to capitalized labor costs ($265k)

Administrative expenses	Reclassification from Additional Paid-In ($272k); Reclassification to Accounts payable ($147k)

Other Income (expense)	Reclassification to Accumulated Deficit ($3,268k);

Interest expense	Reclassification from Additional Paid-In Capital ($27k)

Income tax (income) expense	Reclassification from Deferred tax assets ($3,692k) and Deferred tax liabilities ($875k)

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

	For the twelve months ended
	10K/A - 2	10K/A - 1	10K	10K/A - 2 &	10K/A - 1 & 10K
	Restated	Restated	Original	10K/A - 1	Original
	December 31, 2012	December 31, 2012	December 31, 2012	Difference	Difference
	$	$	$	$	$
Cash flow from operating activities
Net loss / net income	(11,368,223)	(11,368,223)	(4,159,318)	0	(7,208,905)
Income from discontinued operations	(40,607)	0	0	(40,607)	0
Adjustments
Deferred income taxes	1,319,697	1,319,697	(556,679)	0	1,876,376
Depreciation and amortization	4,148,915	4,816,098	4,816,098	(667,183)	0
Loss from equity investment	227,781	244,219	46,754	0	197,465
Consulting Expense	272,832	0	0	272,832	0
Write-down of Intangibles	1,517,139	0	0	1,517,139	0
Minority interest losses	0	(4,541,307)	(600,676)	4,541,307	(3,940,631)
Interest Expense	26,700	0	0	26,700	0
Foreign exchange
Changes in operating assets and liabilities
Accounts receivable and other assets	1,073,620	953,133	536,124	120,487	417,009
Retirement benefit obligation	15,244	15,244	(15,244)	0	30,488
Inventories	236,712	236,712	263,712	0	(27,000)
Accounts payable and other liabilities	(5,737,266)	2,539,440	1,181,226	(8,276,706)	1,358,214
Net cash provided by operating activities	(8,307,406)	(5,784,987)	1,484,997	(2,522,469)	(7,269,984)
Net cash provided (used) by discontinued	70,661	0	0	70,661	0

Cash flow from investing activities
(Increase) Decrease of intangible assets	(3,378,072)	(3,516,593)	(3,516,593)	138,521	0
(Increase) Decrease of property, plant and equipment	(56,262)	(189,137)	(56,262)	132,875	(132,875)
(Purchase) Sale of subsidiaries	1,020,500	2,498,257	2,498,257	(1,477,757)	0
(Increase) Decrease in Financial assets	3,946,222	(416,357)	278,676	4,362,579	(695,033)
Purchase of financial assets				0	0
Net cash used in investing activities	1,532,388	(1,623,830)	(795,922)	3,156,218	(827,908)

Cash flow from financing activities
Net borrowings - banks	239,798	(239,798)	(237,797)	479,596	(2,001)
Other borrowings	(104,414)	3,392,208	2,273,737	(3,496,622)	1,118,471
Net Borrowings from related party	2,719,613	0	0	2,719,613	0
Capital paid in	1,947,500	2,244,877	(2,065,692)	(297,377)	4,310,569
Net cash used in financing activities	4,802,497	5,397,287	215,720	(594,790)	5,181,567

Effect of exchange rate changes on cash	(85,796)	(84,689)	(84,689)	(1,107)	0

Net increase in cash	(1,987,706)	(2,096,219)	(2,096,220)	108,513	1
Cash and cash equivalents - Beginning of the period	3,142,308	3,250,821	3,250,821	(108,513)	0

Cash and cash equivalents - End of period	1,154,602	1,154,602	1,154,602	0	0

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Explanations to above changes:

Changes to the Statement of Cash Flows upon restatement are directly attributable to changes noted in the Balance Sheet and Statement of Operations. The exception is that the restatement discloses separately the cash flows from discontinued operations.

Note 4	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders' Equity as of	Percentage of			Profit of the	Date
		12.31.12	Subscribed Capital			consolidated year	of the
Subsidiary	Headquarters	KUSD	KUSD	in %	Ownership	KUSD	First Consolidation

GROUP Business Software (UK) Ltd.	Manchester	(1,334)	24	1	I	(66)	12/31/05

GROUP Business Software Corp.	Woodstock	(12,328)	1	1	I	(4,367)	12/31/05
Permessa Corporation	Waltham	10	0	1	I	682	09/22/10
Relavis Corporation	Woodstock	(819)	2	1	I	(10)	01/08/07

GROUP Business Software AG	Eisenach	23,897	35,658	1	I	(655)	06/01/11
Pavone GmbH	Boeblingen	(1,223)	44	1	D	(503)	01/04/11
Groupware Inc.	Woodstock	(482)	1	1	D	0	01/06/11
IDC Global, Inc.	Chicago	2,442	0	1	D	128	07/25/11
GBS India	Chennai	101	14	1	D	89	09/30/12

D - Direct Subsidiary
I - Indirect Subsidiary

The above table reflects the individual companies owned at period end.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 5	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 1,155 KUSD (December 31, 2011 restated year end: 3,142 KUSD). Included in that amount are cash equivalents of 3 KUSD (December 31, 2011 restated year end: 12 KUSD).

Note 6	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 4,143 KUSD (December 31, 2011 restated year end: 4,851 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 7	PREPAID EXPENSES

Prepaid expenses in the amount of 84 KUSD were primarily recorded for prepaid rent and advance on technological collaboration events (December 31, 2011 restated year end: 390 KUSD).

Note 8	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 677 KUSD (December 31, 2011 year end: 681 KUSD). The largest individual item under other receivables represents a receivable from a previous insolvency (469 KUSD). Also included are tax assets (177 KUSD) and other prepaid costs (31 KUSD).

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 9	ASSETS AND LIABILITIES HELD FOR SALE

In September, 2012, the Board of Directors approved the concept of selling of IDC Global Inc. Accordingly, the assets and liabilities of the Company have been classified as available for sale as the requirements for doing so under FASB ASC 205-20-45-1 are met.

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

Summarized financial information for balance sheet disclosure is shown below.

Balance Sheet	2012	2011
	$	$
Current assets
Cash and cash equivalents	86,438	132,620
Accounts Receivable	214,953	156,687
Prepaid expenses	5,438	54,375
Other receivables	78,033	339,317
Assets held for sale	384,862	682,999

Non - current assets
Property, plant and equipment	1,315,572	1,083,018
Deferred tax assets	297,000	297,000
Software	5,261	8,705
Other assets	228,812	-
Assets held for sale	1,846,645	1,388,723

Current liabilities
Accounts payables and accrued liabilities	322,527	415,854
Deferred income	79,886	4,170
Other liabilities	187,221	135,007
Liability held for sale	589,635	555,031

Non - current liabilities
Other liabilities	159,898	7,662
Liability held for sale	159,898	7,662

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

 On April 1, 2012, the Company sold SD Holdings, Ltd. (“SYN”), Synaptris and Synaptris India to Lotus Holding, Ltd. for a purchase price of $1,877,232 in an effort to restructure the Company’s multilevel subsidiary-structure derived from historical mergers and acquisitions, and to reduce overhead and administrative costs.

The results of operations have been classified as income from discontinued operations on the statement of operations and the statement of cash flows for SD Holdings, Ltd. and IDC Global, Inc. as follows:

For the twelve months ended
12/31/2012

SD Holdings, Ltd.	(25,001)

IDC Global, Inc.	65,608

Income from discontinued operations	40,607

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12/31/2011	8,460	7,938	522
Additions	280	339
Disposals	(1,411)	(208)
Currency differences	118	110
Reclassifications	(240)	(1,305)
Restated 12/31/2012	7,207	6,874	333

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 11          NON-OPERATING RECEIVABLES

The major components of the Non-Operating Receivables include the following:

	KUSD	KUSD
	Restated	Restated
	12/31/2012	12/31/2011
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	0	777
Current portion, included in other current receivables	0	233
	0	544
Cooperative shares	1	0

Other long term receivables	427	5
Balance	428	549

Note 12           GOODWILL

Goodwill derives from the following business acquisitions:

December 31, 2012	1/1/2012	Additions	Adjustments	Written Off	12/31/2012
GROUP Business Software AG	20,194.4	0.0	(1,768.8)	0.0	18,425.6
GROUP Business Software Corp	2,177.5	0.0	0.0	2,177.5	0.0
GROUP Live N.V.	0.0	0.0	0.0	0.0	0.0
GROUP Business Software Ltd.	2,765.1	0.0	0.0	0.0	2,765.1
EbVokus Software GmbH	443.6	0.0	0.0	443.6	0.0
Relavis Corporation	0.0	0.0	0.0	0.0	0.0
Permessa Corporation	2,387.4	0.0	0.0	0.0	2,387.4
Pavone GmbH	5,950.5	0.0	0.0	0.0	5,950.5
IDC Global Inc.	2,994.4	0.0	0.0	0.0	2,994.4
SD Holdings	2,308.7	0.0	0.0	2,308.7	0.0
GBS India	0.0	1,731.8	0.0	0.0	1,731.8

Totals	39,221.6	1,731.8	(1,768.8)	4,929.8	34,254.9

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

December 31, 2011	1/1/2011	Additions	Adjustments	Written Off	12/31/2011
GROUP Business Software AG	14,597.3	8,705.5	0.0	3,108.4	20,194.4
GROUP Business Software Corp	2,177.5	0.0	0.0	0.0	2,177.5
GROUP Live N.V.	1,324.2	0.0	0.0	1,324.2	0.0
GROUP Business Software Ltd.	2,765.1	0.0	0.0	0.0	2,765.1
EbVokus Software GmbH	443.6	0.0	0.0	0.0	443.6
Relavis Corporation	7,288.3	0.0	0.0	7,288.3	0.0
Permessa Corporation	2,387.4	0.0	0.0	0.0	2,387.4
Pavone GmbH	0.0	5,950.5	0.0	0.0	5,950.5
IDC Global Inc.	0.0	2,994.4	0.0	0.0	2,994.4
SD Holdings	0.0	2,308.7	0.0	0.0	2,308.7

Totals	30,983.4	19,959.1	0.0	11,720.9	39,221.6

During the year ended December 31, 2012, the Company sold SD Holdings, Ltd., and the operating assets of ebVokus GmbH, the effect of which was to reduce the goodwill associated with these subsidiaries.

The adjustment in GROUP Business Software AG arose as a result of the swap of liabilities into equity.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

An impairment charge in 2012 arose as a result of repositioning GROUP Business Software Corp. and a recognition that previous capitalizations were no longer applicable.

Also in early 2012, the Company focused on the then emerging modernization and migration market in general but with a specific concentration towards the IBM Lotus Notes/Domino portion of the market. There was a particular geographic orientation on addressing the needs of the North America segment of that market. Strategically, the Company utilized the Transformer technology and a variety of associated analytic tools to position itself in the market. This technology represents the major portion of the Company’s total development expenses of $10.2 million in 2012. In order to align the intangible assets of the company with the fast changing market, management decided to write off the Goodwill in GBS Corp., which is associated to the classical core business entirely in the amount of $2.8 million, and to write off the capitalized development through 1/1/12 on the former Transformer technology in the amount of 1,569 KUSD.

Note 13	INTANGIBLE ASSETS

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12/31/2011	33,085.1	18,835.2	14,249.9
Additions	1,269.3	1,266.2
Disposals	(244.5)	(5.8)
Currency differences	895.2	736.1
Reclassifications	(715.9)	-
Impairment charge	(1,250.5)	-
Restated 12/31/2012	33,038.7	20,831.7	12,207.0

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 14	OTHER ASSETS

This includes of 156 KUSD primarily from rent and other security deposits (December 31, 2011 restated year end: 93 KUSD).

Note 15	NOTES PAYABLE

A breakdown of the Notes Payable of $1,277,407 as of  December 31, 2012 (December 31, 2011 restated year end:  $1,381,821) is as follows:

					Related	Unrelated
	Date of		Interest		Party	Party
Lender	Loan	Principal	Accrued	Total	Loan	Loan	Due Date
		$	$	$
Director	7/5/2012	50,000	2,084	52,084	52,084		1/5/2013
Unrelated Investor	7/5/2012	250,000	10,421	260,421		260,421	1/5/2013
Director	7/5/2012	252,500	10,526	263,026	263,026		1/5/2013
Director	8/13/2012	1,000,000	76,712	1,076,712	1,076,712		8/13/2013
Director	10/26/2012	1,000,000	36,165	1,036,165	1,036,165		10/26/2013
Unrelated Investor	11/30/2012	500,000	8,493	508,493		508,493	11/30/2013
Unrelated Investor	11/30/2012	500,000	8,493	508,493		508,493	11/30/2013

	Total	3,552,500	152,894	3,705,394	2,427,987	1,277,407

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

⋅
On July 5, 2012, the Company entered into three separate unsecured convertible promissory notes, for a total of $552,500 bearing interest at 8.5% and due January 5, 2013. The conversion options were not exercised. Two of the investors were directors. The Company also issued common stock purchase warrants, entitling the holders to purchase 550,000 shares of common stock at $1.00 for a period of 3 years from issuance. The discounted value of the loans, using a rate of 20% was determined to be $528,800 and the discount of $26,700 was charge to debt discount and credited to additional paid in capital. The discount was amortized and charged to operations in 2012

⋅
On August 13, 2012, the Company entered into a note purchase and security agreement with John A. Moore, a member of the Board. Pursuant to the agreement, the Company issued a secured promissory note, dated October 26, 2012, to Mr. Moore for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted Mr. Moore a secured priority security interest in the Company’s Accounts Receivable and its subsidiaries located in the United States of America. Pursuant to the loan agreement the Company issued a common stock purchase warrant, which entitled the holder to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. In connection with the loan agreement, on February 22, 2013, the Company and Mr. Moore amended the note whereby Mr. Moore agreed to convert the interest due under the Note into shares of common stock of the Company at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

⋅
On October 26, 2012, the Company entered into a note purchase and security agreement with Stephen D. Baksa, a member of the Board. Pursuant to the loan agreement, the Company issued a secured promissory note, dated October 26, 2012, to Mr. Baksa for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Baksa a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. then owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

In connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant which entitled the holder to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance..

On February 12, 2013, the Lender exercised the right to purchase 500,000 share of common stock at the exercise price of $0.20 per share.

In connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa.

⋅
On November 30, 2012, the Company entered into two Note Purchase and Security Agreements pursuant to which the Company sold two secured promissory notes to two separate lenders in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with no prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lenders all the Company’s right, title and interest in and to its shares of one of its subsidiaries, IDC Global, Inc.

In connection with the execution of the Loan Agreements, on November 30, 2012, the Company issued the lenders a common stock purchase warrant, pursuant to which the lenders are entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance.

On February 12, 2013, one of the Lenders exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20 per share.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 16	LIABILITIES TO BANKS - CURRENT

Short term liabilities to banks of 7 KUSD (December 31, 2011 restated year end: 20 KUSD) represent an operating line of credit (6 KUSD), bearing interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD and checks in transit (15 KUSD) at the financial statement date.

Note 17	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 3,095 KUSD (December 31, 2011 restated year end: 2,765 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

	Restated				Currency	Restated
KUSD	12/31/2011	Utilization	Dissolution	Increase	Differences	12/31/2012

Tax provision	32	(32)	0	57	0	57
Salary	859	(489)	24	451	16	861
Vacation	439	(303)	30	137	12	315
Workers Compensation Insurance Association	27	(21)	0	17	1	24
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	(16)	0	18	0	19
Outstanding Invoices	882	(626)	60	722	22	1,059
Annual Financial Statement Costs	401	(279)	0	0	4	126
Other Provisions	367	(221)	0	294	6	446
Warranties	60	(4)	0		41	96
Gesture of Goodwill	160	(160)				0
Provision for Legal Costs	71	(4)	0		5	72
Severance	0	0	0	70	0	70
Total	3,314	(2,155)	114	1,766	107	3,147

Provisions for salaries of 861 KUSD (December 31, 2011 restated year end: 859 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 315 KUSD (December 31, 2011 restated year end: 439 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 1,059 KUSD (December 31, 2011 restated year end: 882 KUSD) was created.

Other Provisions of 446 KUSD (December 31, 2011 restated year end: 367 KUSD) include accruals for Board of Director compensation (46 KUSD) and miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 126 KUSD (December 31, 2011 restated year end: 401 KUSD).

A provision for anticipated legal consulting of 72 KUSD was recorded (December 31, 2011 restated year end: 71 KUSD).

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

For warranty claims, a provision of 96 KUSD (December 31, 2011 restated year end: 60 KUSD) was created determined by service income.

Note 18	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,099 KUSD (December 31, 2011 restated year end: 6,341 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Note 19	OTHER LIABILITIES – SHORT TERM

Other Short-Term Liabilities	12/31/2012 Restated	12/31/2011 Restated
	KUSD	KUSD
Purchase Assets L911	0	1,094
Purchase Assets Permessa	750	1,900
Tax Liabilities	0	724
Purchase Archiving Software	0	324
Other Liabilities	110	210
	860	4,252

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 20	LIABILITIES TO BANKS – LONG TERM

Liabilities to banks as of the financial statement date was 3,716 KUSD (December 31, 2011 restated year end: 3,463 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank.

Note 21	OTHER LIABILITIES – LONG TERM

Other long-term liabilities as of the financial statement date of Nil KUSD (December 31, 2011 restated year end: 2,266 KUSD) includes the obligation related to the purchase of Lotus911 assets.

 Note 22        DUE TO RELATED PARTIES

Related parties refer to the Management, Board of Directors, Supervisory Board, stockholders and associated companies.

Business transactions between the companies and its subsidiaries which are also considered to be related companies were eliminated through the consolidation and are not reflected within these footnotes to the consolidated statements.

	12/31/2012 Restated	12/31/2011 Restated
	KUSD	KUSD
Accounts payable and Accruals:
A company owned by the CFO	72	21.1
A company owned by the CEO	493.6	360
Board of Directors fees and outstanding expenses	110.4	-
Notes payable (per Note 14)	2,428	-
Due to associated company	48.1	51.3
	3,152.10	432.4

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Remuneration of the management occupying key positions within the Company and its’ subsidiaries including that of the Board of Directors include the following:

	2012		2011
	Paid	Accrued	Paid	Accrued

Management Fees (to an officer-Company)	0	120,000	0	360,000
Management Fees (to an officer-subsidiary)	399,295	0	421,956	0
Management Fees (to an officer-Company)	122,452	0	N/A	N/A
Management Fees (to an officer-subsidiary)	196,026	68,844	211,529	99,553
Management Fees (to an officer-Company; includes consulting fees from a subsidiary)	188,931	96,279	135,107	0
Management Fees (to an officer-Company)	20,000	0	114,750	10,000
Management Fees (to an officer-subsidiary)	178,873	38,247	194,758	65,448
Management Fees (to a Director-Company)	13,667	22,833	N/A	N/A
Management Fees (to a Director-Company)	11,650	18,275	N/A	N/A
Management Fees (to a Director-Company)	0	18,100	N/A	N/A
Management Fees (to a Director-Company)	14,150	16,275	N/A	N/A
Management Fees (to a Director-Company)	0	22,425	N/A	N/A

Note 23	COMMON STOCK

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

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Transactions occurring in 2011

In March, 2011, the Company consummated a private placement offering (the “Private Placement”) of an aggregate of 6,044,000 Units at a purchase price of $1.25 per Unit, for gross proceeds of $7,555,000.  Each Unit was comprised of one share of Common Stock and one three-year Warrant to purchase one share of Common Stock at an exercise price of $1.50 per share (“Private Placement Warrant”). The net proceeds of this offering were $6,878,950. As disclosed in Note 1, the Company issued 1,742,874 shares of common stock for the purchase of Pavone AG., GroupWare, Inc. and SD Holdings Ltd.

In December, 2011, certain investors exercised their private purchase warrants at $1.50 per share and bought 2,020,000 shares of common stock for net proceeds of $3,024,970 after legal fees.

Transactions occurring in 2012

⋅	In March, 2012 an investor exercised their private purchase warrant and bought 5,000 shares of common stock for net proceeds of $7,500.

⋅
Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

⋅
On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then CEO and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

⋅
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

⋅
On April 30, 2012, $460,000 in notes payable to Lotus were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

⋅
Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then CEO and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

⋅
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
Restated

⋅
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
Restated

The Company has also sold warrants at nominal value to certain investors. In this instance the fair value of the warrants has been determined using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below. The valuation of the warrants issued is for disclosure purposes only and has no impact to the financial statements.

Lastly, the Company has issued warrants to outside consultants in consideration for services rendered. The warrants are issued as “cashless” warrants and have been valued using a Black-Scholes option pricing model with volatility, equity value and interest rate inputs noted below. The fair value of warrants issued for financing are determined for disclosure purposes as there is no impact to the financial statements. The fair value for other services, namely legal, and consulting have been recorded in the financial statements with a charge to the corresponding expense account and a credit to additional paid in capital.

Black-Scholes assumptions for warrants issued were as follows:

For the period ending:	12/31/2012	12/31/2011
Volatility	120.6 - 134.3%	77.1%
Risk free interest rate	0.34 - 0.51%	1.19%
Expected Life (years)	3	3
Dividend Rate	Nil	Nil

The following share purchase warrant transactions have not been disclosed elsewhere:

On April 1, 2011, the former CFO was issued 100,000 share purchase warrants, which gave him the option of purchasing 100,000 shares of common stock for a period of 3 years at a price of $1.50 per common share. The value of this issuance, using the Black-Scholes pricing model was determined to $34,000 and this amount was recorded as a consulting expense.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

In March, 2012, the Company issued an aggregate of 2,020,000 warrants to five “accredited investors” pursuant to Section 4(a)(2) (formerly Section 4(2)) of the Securities Act. Each investor warrant is exercisable for the three-year period commencing from the date of issuance for $0.50 per share of Common Stock and has the same terms as the Private Placement Warrants. As noted above, investors immediately exercised warrants and purchased 900,000 shares of common stock for $450,000.

On March 27, 2012, the Company issued an aggregate of 250,000 warrants to 3 outside consultants pursuant to Section 4(a)(2) (formerly Section 4(2)) of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $1.10 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black-Scholes pricing model was determined to $270,208 and this amount was recorded as a professional expense.

In December, 2012, the Company issued 16,875 warrants to an outside consultant pursuant to Section 4(a)(2) (formerly Section 4(2))  of the Securities Act. Each warrant is exercisable for the three-year period commencing from the date of issuance for $0.21 per share of Common Stock and has the same terms as the Private Placement Warrants. The value of this issuance, using the Black-Scholes pricing model was determined to $2,624 and this amount was recorded as a consulting expense.

	# of shares				Fair value				Balance
	allowed to	Issue	Expiry	Strike	at				End of
	purchase	Date	Date	Price	Issuance		Issued	Exercised	Period
	#			$	$		#	#	#
Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000
Issued for financing services		3/11/2011	3/14/2014	1.50	-		707,280	-	707,280
Issued for financing services		3/28/2011	3/24/2014	1.50	-		15,000	-	15,000
sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280

Opening - Jan 1, 2012	6,846,280							5,000	6,841,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	500,000	-
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	250,000	250,000
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875
Closing - Dec 31, 2012							5,136,875	1,655,000	10,328,155

(1) recorded as consulting expense
(2) recorded as legal expense

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

The weighted average exercise price at December 31, 2012 was $0.32

The weighted average exercise price at December 31, 2011 was $ 2.23

Note 24	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the twelve months ended December 31, 2012 are as follows:

	12/31/2012 Restated	12/31/2011 Restated
Sales Revenues	KUSD	KUSD

Licenses	4,244	5,004
Maintenance	10,802	11,343
Partner Contribution	0	0
Service	4,540	6,485
Third-Party Products	2,905	2,302
LND Third-Party Products	3,114	2,960
Others	131	179
	25,736	28,273

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Revenues by geographical area for the twelve months ended December 31, 2012 are as follows:

Sales Revenues	12/31/2012 Restated	12/31/2011 Restated
by geographic area	KUSD	KUSD

US	10,689	9,232
Germany	14,211	17,932
United Kingdom	836	1,109
	25,736	28,273

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	12/31/2012 Restated	12/31/2011 Restated
by geographic area	KUSD	KUSD

US	124	204
Germany	206	292
United Kingdom	3	3
Others	0	23
	333	522

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 25	OTHER INCOME (EXPENSE)

At the financial statement date, Other expense was 1,532 KUSD (December 31, 2011 restated Other expense: 16,267 KUSD).

Other Income / Expense	12/31/2012 Restated KUSD	12/31/2011 Restated KUSD
Other Expense	(1,055)	(15,895)
Interest Income	3	34
Interest Expense	(480)	(406)
Ending Balance Other Expense	(1,532)	(16,267)

Note 26	DEFERRED INCOME TAXES

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

	12/31/2012	12/31/2011
	Restated	Restated
	KUSD	KUSD
Statutory rate	23.0% - 34.0%	23.0% - 34.0%

Expected income taxes recovery at the statutory rate	(2,285)	(6,512)

Effect of change in tax rate	(194)	593
Permanent differences	430	1,061
Temporary differences	813	66
Price allocation from consolidation	(86)	2,287
Change in deferred income tax asset	(735)	354
Valuation allowance	3,490	0
Income tax expense (recovery) recognized	1,432	(2,151)

Income tax expense (recovery) is comprised of:
Current	112	43
Future	1,320	(2,194)

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

The following schedule reflects a summary of the basic components of the Deferred tax assets as presented in the Company’s Consolidated Balance Sheet.

	USD	USD
	12/31/2012	12/31/2011
	Restated	Restated
	KUSD	KUSD

Intangible assets	(475)	(732)
Non-capital losses available for future periods	5,136	3,339
Price allocation from consolidation	(68)	(154)
Assets held for resale	297	0
	4,890	2,452
Valuation allowance	(3,758)	0
	1,132	2,452

	USD	USD
	12/31/2012	12/31/2011
	Restated	Restated
	KUSD	KUSD

Short term assets	0	0
Long term assets	2,007	3,648
Long term liability	(875)	(1,196)
	1,132	2,452

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

The Company also has incurred losses for income tax purposes of approximately 16,362 KUSD which may be applied in future years to reduce taxable income. The ability to apply this loss expires starting in 2015.

NOTE 27	PENSION PLAN OBLIGATIONS

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

	Restated	Restated
Pensions Benefits in KUSD	12/31/12	12/31/2011

Change in benefit obligation:
Benefit Obligation at beginning of year	150	154
Service cost	0	0
Interest cost	9	8
Actuarial loss (gain)	102	(7)
Curtailment (gain) loss	0	0
Plan amendments	0	0
Foreign exchange rate changes	4	(6)
Benefits paid	0	0
Benefit Obligation at end of year	265	150
Change in plan assets:
Fair value of plan assets at beginning of year	93	93
Actual return on plan assets	4	4
Employer contributions	0	0
Participant contributions	0	0
Benefits paid	0	0
Foreign exchange rate changes	2	(4)
Fair value of plan assets at end of year	99	93
Benefit Obligation at end of year	166	57

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

	Restated	Restated
Pension Benefits in KUSD	12/31/12	12/31/2011

Amounts recognized in the Balance Sheet
Current Liabilities	(166)	(57)
Amounts recognized in other accumulated comprehensive earnings
Net actuarial loss (gain)	107	(2)
Prior service cost (credit)		0
Total net periodic benefit cost	107	(2)

The following table presents the components of net periodic benefit cost and other comprehensive earnings for Group AG’s pension plan.

	Restated	Restated
Pension Benefits in KUSD	12/31/12	12/31/2011

Net periodic benefit cost:
Service cost	0	0
Interest cost	9	8
Recognition of net actuarial loss (gain)	102	(4)
Recognition of prior service cost
Total net periodic benefit cost	111	4
Other comprehensive earnings:
Actuarial (gain) loss arising in current year	(4)	(6)
Prior service costs (credit) arising in current year	0	0
Recognition of net actuarial loss (gain)	0	0
Recognition of prior service cost	0	0
Benefit Obligation at end of year	(4)	(6)
Total recognized	107	(2)

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

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

Discount rate – Future pension obligations are discounted at the end of each year based on the rate at which obligations could be effectively settled, considering the timing of estimated future cash flows related to the plans. This rate is based on high-quality bond yields, after allowing for call and default risk. High quality corporate bond yield indices are considered when selecting the discount rate.

Rate of compensation increase – the expected DBO for end of 2012/ 2013 is estimated to increase from $150 KUSD in 2011/ 2012 to $172 KUSD. The expected increase of the assets is estimated end of 2012/ 2013 by $5 KUSD

Expected return on plan assets – the expected rate of return on plan assets was determined by evaluating input from external consultants and economists as well as long-term inflation assumptions. The Company expects the long-term asset allocation to approximate the targeted allocation. Therefore, the expected long-term rate of return on plan assets is based on the target allocation of investment types in such assets. See plan assets discussion below for more information on GROUP AG’s target allocations.

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
Restated

2. GBS India includes gratuity obligations representing a government mandated obligation to provide employees with 15 days of wages for every year worked. Obligations are paid when the employee retires or resigns from the company and payable only if employees serve at least five years of employment with the Company.

Details of the provision for gratuity which is included within Accrued Liabilities:

Description	12/31/12 Restated
Defined benefit obligation	35,974
Fair value of plan assets	-
Less: Unrecognized past service cost	-
Plan Liability (adjusted from operating revenue/retained earnings)	35,974

Changes in present value of the defined benefit obligation are as follows:

Description	2012
Defined benefit obligation as at June 5	38,474
Interest cost	1,507
Current service cost	3,143
Benefits paid	2,036
Actuarial (gain) loss on obligation	5,114
Defined benefit obligation as at December 31	35,974

No fund is created for payment of gratuity and leave wages and the Company would pay the same amount out of its own funds as and when the same becomes payable.

Employee benefits towards compensated absences recognized in the profit and loss accounts are as follows:

Description	2012
Current service cost	3,143
Interest cost	1,507

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

3. GBS Corporation maintains a defined contribution 401(k) plan (“Qualified Plans”) for the benefit of the employees of GBS Corporation and Permessa Corporation. Contributions are made at the discretion of the participating employees. No obligation exists for employer contributions.

Note 28	COMMITMENTS

The Company has the following commitments as at December 31, 2012:

	Amount for Next 12	Amount Exceeding 12
	Months	Months
	1/1/2013 to 12/31/2013	1/1/2014 & On	Total Commitments
	($)	($)	($)
Total Liabilities from Rental Agreements	926,947.15	994,845.02	1,921,792.17

Obligations from Vehicle Lease Agreements	167,437.69	66,568.23	234,005.92

Obligations from Other Lease Agreements	163,694.67	154,231.11	317,925.79

Obligations started after 12/31/12	-	-	-

Total Financial Obligations	1,258,079.51	1,215,644.37	2,473,723.88

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Note 29	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions for the year ended December 31, 2012 and 2011 were as follows:

•	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
•	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.
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

•
On December 21, 2012, warrants were issued in lieu of consulting services and the fair value, based on the Black-Scholes pricing model, was determined to be $ 2,624 and recorded as Additional Paid-In Capital.

Notes to the Consolidated Annual Financial Statements
December 31, 2012
GBS Enterprises Incorporated
Restated

Additional Information:

	For the fiscal year:	For the fiscal year:
	1/1/2012 - 12/31/2012	1/1/2011 - 12/31/2011

Interest Expense:	157,719	170,222

Corporate Income Taxes Paid (Recovered):	30,599	56,939

Corporate Taxes (Refunds):	12,156	0

Total Cash Expenditure	176,161	227,161

Note 30	SUBSEQUENT EVENTS

On February 1, 2013, GBS entered into a Stock Purchase Agreement, dated February 1, 2013 (the “Agreement”), with IDC Global, Inc., a Delaware corporation and a wholly-owned subsidiary of GBS (“IDC”), and Global Telecom & Technology Americas, Inc., a Virginia corporation (“GTT). Pursuant to the Agreement, we sold 100% of the issued and outstanding capital stock of IDC to GTT for a purchase price of $4,600,000 (the “Purchase Price”), subject to certain holdback provisions. On January 20, 2014, the Company and GTT signed an agreement in which both parties declared that the terms of the provisions were met to each company’s satisfaction.

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

