Form 10-K/A
period 2011-12-31
GBS Enterprises Inc
filed 2014-03-31
CIK 1413754

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

2642 NE 9th Avenue

Fort Lauderdale, Florida 33334

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2014 , there were 31,904,291 shares of common stock issued and outstanding.

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

Products & Services

Historically, GBS has consolidated the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. Key success factors for this strategy are: enhanced portfolio, positioning the Company as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

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

Key Strategic Acquisitions in 2011

During the fiscal year ended December 31, 2011, the Company made the following key strategic acquisitions:

■	Pavone AG
■	GroupWare, Inc.
■	IDC Global, Inc.
■	SD Holdings, Ltd.

Pavone AG. On April 1, 2011, we acquired 100% of the outstanding common stock of Pavone AG, a German corporation (“Pavone”), for $350,000 in cash and 1,000,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt, was $5,833,991. Pavone’s extensive workflow software for Lotus Notes and Domino along with their large customer base is believed to be well suited for GBS Enterprises’ portfolio strategy. We believe our acquisition of Pavone complements our majority ownership in GROUP, and that the acquisition further strengthens our industry position in the market of IBM Lotus Platforms. At December 31, 2012, Pavone had over 2,500 customers and over 150,000 users worldwide.

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

IDC Global, Inc. On July 25, 2011, we acquired 100% of the outstanding common stock of IDC Global, Inc., a Delaware corporation (“IDC”), for 880,000 shares of GBS common stock and $775,000. The fair value of the GBS common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $35,000 of debt assumption, was $4,066,000. IDC services include nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC Global includes two Data Center facilities located in the downtown Chicago area and Colocation facilities in three other Data Centers in New York, London, England and Frankfurt, Germany. IDC provides internet infrastructure Services (IaaS) to the business community helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.

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

Subsidiaries

At December 31, 2011, our direct and indirect subsidiaries consisted of the following entities:

			Date
			of the
		Ownership	First
		Percentage	Consolidation
	Headquarters	(%)	(MM/DD/YY)

ebVOKUS Software GmbH	Dresden	50.1%*	01/11/2005
GROUP Business Software (UK) Ltd.	Manchester	50.1%*	12/31/2005
GROUP Business Software Corp.	Woodstock	50.1%*	12/31/2005

GROUP LIVE N.V.	Den Haag	50.1%*	12/31/2005

GROUP Technologies GmbH	Karlsruhe	50.1%*	01/10/2005
Permessa Corporation	Waltham	50.1%*	09/22/2010
Relavis Corporation	New York	50.1%*	01/08/2007
GROUP Business Software AG	Eisenach	50.1%	01/06/2011
Pavone AG	Paderborn	100%	01/04/2011
Pavone GmbH	Boeblingen	100%	01/04/2011
Pavone Ltd.	North Yorkshire	100%	01/04/2011
Groupware Inc.	Woodstock	100%	01/06/2011
Groupware AG	Luebeck	100%	01/06/2011
IDC Global, Inc.(1)	Chicago	100%	07/25/2011
SD Holdings	Mauritius	100%	09/27/2011
Synaptris Private Decisions Ltd.	Chennai	100%	09/27/2011
Synaptris, Inc.	San Jose	100%	09/27/2011

* Indirectly held through our 50.1% ownership of GROUP Business Software AG

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

Research and Development

We focus our research and development efforts on developing new products and needed technologies in our strategic areas and markets and to further enhance functionality, reliability, performance and flexibility of existing products. In 2010 and 2011, development teams around the globe, namely in the U.S., Canada, Germany, the United Kingdom, Denmark and India, have been working on the next generation offering, We incurred research and development expenses of approximately $5.0 million 2011.

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

Employees

At December 31, 2011, the Company had the following three executive officers: Joerg Ott (Chief Executive Officer), Gary D. MacDonald (Managing Director of Worldwide Operations, Executive VP and Chief Development Officer) and Ron J. Everett (Chief Financial Officer).

At December 31, 2011, we had 316 full-time employees and four part-time employees. The disclosure below pertains to the activities of all subsidiaries, including GROUP, our 50.1% subsidiary:

The breakdown into the individual departments can be taken from the following overview:

Department	At December 31, 2011	At December 31, 2010
Management and Administration	34	24
Marketing	19	5
Research & Development	106	49
Sales	60	32
Service	91	48
Trainee	6	3
TOTAL	316	161

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

Actual or perceived security vulnerabilities in our products and services or cyber-attacks on our networks could have a material adverse impact on our business and results of operations.

Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to address security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Experienced hackers, cybercriminals and perpetrators of advanced persistent threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyber-attacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. However, because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in:

•	harm to our reputation or brand, which could lead some customers to seek to cancel subscriptions, stop using certain of our products or services, reduce or delay future purchases of our products or services, or use competing products or services;
•	individual and/or class action lawsuits, which could result in financial judgments against us and which would cause us to incur legal fees and costs;
•	state or federal enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•	additional costs associated with responding to cyber-attacks, such as the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities required by credit card associations, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2011 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2011, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

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

Item 2. Properties

The Company maintains its executive offices in a 10,000 square foot office space located at 585 Molly Lane, Woodstock, Georgia 30189 pursuant to a lease agreement, dated June 16, 2011, between GROUP and a non-affiliated third party landlord. The term of the lease is from August 1, 2011 to January 31, 2015. Rent from August 1, 2011 to August 31, 2011 was $8,333, From September 1, 2011 to December 31, 2011, the rent was $4,167 per month.  From January 1, 2012 to July 21, 2012, the rent is $8,333 per month.  From August 1, 2012 to July 31, 2013, the rent is $8,750 per month.  From August 1, 2013 to January 31, 2015, the rent is $9,166.67 per month. The Company believes its current office space is satisfactory for its current operations.

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

The following table sets forth the reported high and low bid quotations for our common stock as reported by www.otcmarkets.com for each full quarterly period within the two most recent fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Quarter	High	Low

2010
January 3rd - March 31st	$0.01	$0.01
April 1st - June 30th	$0.075	$0.01
July 1st - September 30th	$0.10	$0.075
October 1st - December 31st	$1.70	$0.075

2011
January 3rd - March 31st	$5.00	$1.75
April 1st – June 30th	$4.90	$1.91
July 1st – September 30th	$4.00	$1.90
October 1st – December 31st	$2.55	$1.50

Description of Common Stock

We are authorized to issue 75,000,000 shares, par value $0.001 per share, of common stock, of which 27,306,664 shares were issued and outstanding as of December 31, 2011. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock. Stockholders have no pre-emptive rights to acquire additional shares of common stock. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of common stock, when issued, will be fully paid and non-assessable.

Holders of common stock are entitled to receive dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on common stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of common stock now outstanding are duly authorized, fully paid and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” shares of Preferred Stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval. As of December 31, 2011, there are no shares of Preferred Stock designated or issued.

Transfer Agent

Action Stock Transfer Corporation

2469 E. Fort Union Blvd., Suite 214

Salt Lake City, UT 84121

Telephone: (801) 274-1088

Fax: (801) 274-1099

Email: justblank2000@yahoo.com

Website: www.actionstocktransfer.com

Holders

As of December 31, 2011, we had 83 record holders of our Common Stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Products and Services

Historically, GBS has consolidated the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. Key success factors for this strategy are: enhanced portfolio, positioning the Company as the ‘one-stop-shop’ for Lotus applications and services, expanded customer support, fast code migration, and cloud enablement/XPages conversion of acquired applications.

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

We believe that our focus on recruiting and retaining top Lotus expertise positions our team to offer leading-edge Lotus Notes/Domino subject matter knowledge to our customers. GBS consultants have an average of over 12 years’ experience each in Lotus Notes/Domino and its related products and are routinely asked to present at IBM Lotus events including Lotusphere (Connect), an annual conference hosted by IBM Lotus Software.

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

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities are focused on the IBM Lotus/Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled (also named “cloud” or “cloud computing”) and migrated Lotus applications; and thus ultimately take the Lotus applications from legacy to the future. The foundation of the Modernizing/Migrating Suite Software offering is GBS’s significant R&D investment in a set of methodologies and key technology accelerators to automate the conversion of traditional Notes based client-server applications, into the IBM XPages framework which enables Domino applications to be run and accessed via the Lotus client, a web browser or on a mobile device. The patent-pending software that underpins Modernizing/Migrating was developed by GBS with assistance and guidance from IBM Corporation’s Software Group to ensure alignment with future releases of the IBM Lotus/Domino and XPages technology.

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

Change in Financial Condition

Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010

 Assets

Total Assets increased from $60,502,276 at December 31, 2010 to $68,703,394 at December 31, 2011. Total Assets consists of Total Current Assets and Total Non-Current Assets.

Total Current Assets

At December 31, 2011, our Total Current Assets were $9,982,991 compared to $10,988,106 at December 31, 2010. Total Current Assets consist of: Cash and Cash Equivalents; Accounts Receivable; Inventories; Prepaid Expenses, Other Receivables and Assets held for Sale.

■	Cash and Cash Equivalents increased from $1,872,068 at December 31, 2010, to $3,142,308 at December 31, 2011 as a result of our financing and investing activities during the reporting period.

■	Accounts Receivable decreased from $5,712,157 at December 31, 2010, to $4,850,507 at December 31, 2011, due to increased collections during the reporting period.

■	Inventories increased from $Nil at December 31, 2010, to $236,712 at December 31, 2011 from the purchase of Pavone AG, and related work in progress and products immediately available for purchase within this business entity.

■	Prepaid Expenses decreased from $1,420,662 at December 31, 2010, to $389,772 at December 31, 2011 due to the reclassification of prepaid license payments to a vendor into Intangible Assets.

■	Other Receivables decreased from $1,983,219 at December 31, 2010, to $680,693 at December 31, 2011 due to the reclassification of Other Current Receivables to Assets Held for Sale.

■	Assets Held for Sale were increased from $Nil at December 31, 2010, to $682,999 at December 31, 2011 due to the approval of the sale of GROUP Technologies GmbH.

Total Non-Current Assets

At December 31, 2011, our Total Non-Current Assets were $58,720,403, compared to $49,514,170 at December 31, 2010.  Total Non-Current Assets consist of: Property (plant and equipment), Other Receivables (non-current), Investments in Related Company, Deferred Tax Assets, Goodwill, Software, Other Assets, and Assets held for sale.

■	Property (plant and equipment) increased from $297,011 at December 31, 2010, to $521,976 at December 31, 2011 due primarily to the acquisition of IDC Global, Inc. and their heavy concentration of fixed assets.

■	Other Receivables (non-current) decreased from $1,370,374 at December 31, 2010, to $548,909 at December 31, 2011 and consists of amounts due from the purchaser of GEDYS IntraWare GmbH.

■	Investments in Related Company increased from $Nil at December 31, 2010, to $244,219 at December 31, 2011 and consists of the value of the 50% interest in the associated company B.E.R.S. AD.

■	Deferred Tax Assets increased from $257,859 at December 31, 2010, to $2,451,800 at December 31, 2011 and consisted of Deferred Tax Assets derived from Financial Assets and Losses carried forward.

■	Goodwill increased from $31,004,262 at December 31, 2010, to $39,221,603 at December 31, 2011 and consisted of the goodwill associated with nine business entities and increased due to the purchase of IDC Global, Inc., Pavone AG, Groupware, Inc., and SD Holdings Ltd.

■	Software decreased from $16,360,884 at December 31, 2010, to $14,249,905 at December 31, 2011 and consists of capitalized development costs, product rights and licenses. The decrease is a result of the quarterly re-calculation of capitalized development costs, product rights and license for our expert business software, legacy business software and strategic business software all in the developmental or improvement stage.

■	Other Assets decreased from $223,780 at December 31, 2010, to $93,268 at December 31, 2011. This includes reinsurance claims, tax credits, and other deposits.

■	Assets held for Sale were increased from $Nil at December 31, 2010, to $1,388,723 at December 31, 2011 due to the approval of the sale of GROUP Technologies GmbH.

Liabilities

Total Liabilities increased from $22,396,941 at December 31, 2010, to $24,946,246 at December 31, 2011.  Total Liabilities consists of Total Current Liabilities and Total Non-Current Liabilities.

Total Current Liabilities

At December 31, 2011 our Total Current Liabilities were $19,058,394, compared to $15,330,583 at December 31, 2010.  Total Current Liabilities consist of: Notes Payable, Liabilities to Banks, Accounts Payable and Accrued Liabilities, Deferred Income, Other Liabilities, Amounts Due to Related Parties and Liabilities held for sale.

■	Notes Payable decreased from $1,441,263 at December 31, 2010, to $1,381,821 at December 31, 2011 and consisted of the exercise of capital components of a convertible bond issue.

■	Liabilities to Banks decreased from $50,358 at December 31, 2010, to $19,595 at December 31, 2011 on payments of a line of credit held by a subsidiary.

■	Accounts Payable and Accrued Liabilities increased from $4,804,434 at December 31, 2010, to $6,078,711 at December 31, 2011. This includes Trade payables, Tax Accruals and Other Accruals and increased primarily due to the aforementioned acquisitions made during the reporting period.

■	Deferred Income increased from $6,212,630 at December 31, 2010, to $6,341,575 at December 31, 2011 and consists mainly of maintenance income collected in advance of the contractual maintenance period.

■	Other Liabilities increased from $2,821,898 at December 31, 2010, to $4,252,240 at December 31, 2011 and comprised of obligations and payments currently due for the purchase of assets from Lotus 911, Permessa and Salesplace.

■	Amounts Due to Related Parties increased from $Nil at December 31, 2010 to $432,421 at December 31, 2011.

■	Liabilities held for sale increased from $Nil at December 31, 2010, to $552,031 at December 31, 2011 due to the approval of the sale of GROUP Technologies GmbH.

Total Non-Current Liabilities

At December 31, 2011, our Total Non-Current Liabilities were $5,887,852, compared to $7,066,358 at December 31, 2010.  Total Non-Current Liabilities consist of: Liabilities to Banks, Retirement Benefit Obligation, Other Liabilities, and Liabilities held for sale.

■	Liabilities to Banks increased from $780,801 at December 31, 2010, to $3,463,483 at December 31, 2011 and consisted of long-term business line of credit due to the Baden-Württembergische Bank.

■	Retirement Benefit Obligation decreased from $154,065 at December 31, 2010, to $150,632 at December 31, 2011.

■	Other Liabilities decreased from $6,131,492 at December 31, 2010, to $2,266,075 at December 31, 2011 and consists of the amounts due on the purchase of Lotus911.

■	Liabilities held for sale increased from $Nil at December 31, 2010 to $7,662 at December 31, 2011 due to the approval of the sale of GROUP Technologies GmbH.

Results of Operations

For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenues

The Company generates revenue from product Licenses, Maintenance, Third-Party Products, Services and Other Revenue. For the three months ended December 31, 2011, total revenue decreased $2,554,831 or 26.87%, from $9,507,572 at December 31, 2010 to $6,952,741. The decrease mainly resulted from a $1,858,634 or 22.81% decline in Product revenues, coupled with a decrease in Service revenues of $696,197 or 51.28% to $661,545 for the three months ended December 31, 2011 compared to $1,357,742 for the three months ended December 31, 2010.

Cost of Goods Sold

For the three months ended December 31, 2011, our Cost of Goods Sold decreased to $4,871,803 from $5,272,588.  Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses. Within Cost of Goods Sold costs associated with the Product division of revenue decreased $1,860,928 or 53.79%, from $3,459,926 at December 31, 2010, to $1,598,997 at December, 31 2011. The costs associated with the Service division of revenue increased $1,460,143 or 80.55%, from $1,812,662 at December 31, 2010, to $3,272,805 for the three months ended December 31, 2011. The Company’s achieved a gross profit margin of 29.93% for the three months ended December 31, 2011, a 14.61% decline from the 44.54% achieve in the three months ended December 31, 2010.

Operating Expenses

For the three months ended December 31, 2011, our Operating Expenses increased to $4,554,035 from $4,479,466 for the three months ended December 31, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the three months ended December 31, 2011, Selling Expenses increased $167,528 or 5.62%, to $3,149,098 from $2,981,570 for the three months ended December 31, 2010.  Selling Expenses consist of costs for the Sales, Marketing and Service units.

For the three months ended December 31, 2011, Administrative Expenses increased $225,878 or 20.61%, to $1,321,724 from $1,095,845 for the three months ended December 31, 2010.  Administrative Expenses consist of costs for the management and administration units and increased primarily due to the acquisition of subsidiary companies.

For the three months ended December 31, 2011, our General Expenses decreased $318,838 to $83,212 from $402,051 for the three months ended December 31, 2010, due to the newly administered budget procedures.

Other Income (Expense)

For the three months ended December 31, 2011, the Company experienced Other expense of $16,089,614 compared to Other Income of $1,344,947 for the three months ended December 31, 2010. Bad debt changes in this category increased for the write off of receivables primarily in our entities no longer functioning due to obsolete technology.

Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010

Revenues

The Company generates revenue from product Licenses, Maintenance, Third-Party Products, Services and Other Revenue. For the fiscal year ended December 31, 2011, total revenue increased $805,881 or 2.93%, from $27,467,211 for the fiscal year ended December 31, 2010, to $28,273,092 for the fiscal year ended December 31, 2011. This mainly resulted from a $482,123 or 2.16% decline in the Product division of revenues, primarily due to decreased sales of third party products. Coupled with a $1,288,004 or 24.78% increase in the Service division of revenues, primarily due to additional revenues from recently acquired subsidiary companies.

Cost of Goods Sold

For the fiscal year ended December 31, 2011, Cost of Goods Sold increased $1,937,678 or 13.88% to $15,898,182 from $13,960,504 for the fiscal year ended December 31, 2010. The Company’s Cost of Goods Sold is segmented into two divisions. The first are costs related to the Product division of revenue which includes the total cost of materials and third party product material costs. The second are the costs related to the Service division of revenue which includes; other operating expenses, personnel expenses, depreciation and amortization expense.

Within the Costs of Goods Sold related to the Product division, the Company was able to achieve a $2,171,026 or 28.02% reduction from $7,746,773 for the fiscal year ended December 31, 2010, to $5,575,747 for the fiscal year ended December 31, 2011. The primary factor contributing to the Company’s reduction in Costs of Goods Sold related to the Product division of revenues was a reduction in third party product material costs due to lower third party product sales for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010.

Within the Costs of Goods Sold related to the Services division, the Company saw an increase of $4,108,703 or 66.72%, from $6,213,732 for the fiscal year ended December 31, 2010, to $10,322,435 for the fiscal year ended December 31, 2011. The Company experienced elevated service costs due to the increases in salaries and related expenses to fulfill our business objectives in our GROUP Live, cloud application platform, and our Transformer portfolio. Additionally, service salaries increased due to the aforementioned acquisition of subsidiary companies.

The Company’s increased Costs of Goods Sold resulted in a reduced gross profit margin, declining from 49.17% for the fiscal year ended December 31, 2010 to 43.77% for the fiscal year ended December 31, 2011.

Operating Expenses

For the fiscal year ended December 31, 2011, our Operating Expenses increased $7,026,568 or 45.37% to $22,513,690 from $15,487,241 for the fiscal year ended December 31, 2010.  Operating Expenses consist of Selling Expenses, Administrative Expenses and General Expenses.

For the fiscal year ended December 31, 2011, our Selling Expenses increased $4,907,969 or 46.66% to $15,426,600 from $10,518,631 for the fiscal year ended December 31, 2010.  Selling Expenses consist of costs for the Sales, Marketing and Service units and increased primarily due to the acquisition of subsidiary companies, additional recruiting of sales personnel and additional selling expenses relating to the aforementioned acquisitions

For the fiscal year ended December 31, 2011, our Administrative Expenses increased $2,340,811 or 61.28% to $6,160,961 from $3,820,150 for the fiscal year ended December 31, 2010.  Administrative Expenses consist of costs for the management and administration units. Primary contributing factors were increases in personnel expense and other Administrative Expenses related to the Company’s acquisition of subsidiary companies and the increased compliance costs associated with restructuring.

For the fiscal year ended December 31, 2011, our General Expenses decreased $222,331 or 19.36% to $926,129 from $1,148,460 for the fiscal year ended December 31, 2010, due to newly administered budgeting procedures.

Other Income (Expense)

For the fiscal year ended December 31, 2011 Other expense was $16,267,197, compared to Other Income of $1,922,538 for the fiscal year ended December 31, 2010. Bad debt changes in this category increased for the write off of receivables primarily in our entities no longer functioning due to obsolete technology.

Liquidity & Capital Resources

At December 31, 2011, we had $3,142,308 in cash and cash equivalents, compared to $1,872,068 at December 31, 2010. At December 31, 2011, our accumulated stockholders’ deficit was $12,147,666 compared to $53,544 at December 31, 2010.

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

To date, we have funded our operations from private financings and operations. In March 2011, we consummated a private placement of Units for $1.25 per Unit for total gross proceeds of $7,555,000 (the “Private Placement”). The net proceeds of this offering were $6,839,327.25. Each Unit consisted of one share of common stock and one warrant exercisable to purchase one share of common stock from the date of grant until the third anniversary of the date of grant for $1.50 per share (the “Private Placement Warrants”). As of December 31, 2012, warrant holders exercised an aggregate of 2,025,000 Private Placement Warrants for gross proceeds to the Company of $3,037,500. If the remaining 4,019,000 Private Placement Warrants were exercised, of which there can be no assurance, the Company would receive $6,028,000 in additional gross proceeds.

The Company is in continual constant contact with internal and external sources for financing. These sources provided the necessary funds to support the working capital needs of the Company; mainly to finance the Company’s strategic offering. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone any strategic investment until the financing will be sufficient. However, management believes as a result of the assets purchased and sold to date, in accordance with the above-mentioned statement, the Company will be able to provide sufficient cash flow to support its standard operations for the next 12 months.

Cash Flows

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010

Net cash provided (used in) Operating Activities	$(17,698,974)	$11,749,668
Net cash provided (used in) Investing Activities	$7,369,475	$(7,476,234)
Net cash provided (used in) Financing Activities	$12,728,818	$(1,023,048)
Net cash provided (used in) Discontinued Operations	$(990,050)	$-
Effect of exchange rate changes on cash	$(139,029)	$(3,087,089)
Net increase (decrease) in cash and cash equivalents during the period	$1,270,240	$163,297
Cash and cash equivalents, beginning of period	$1,872,068	$1,708,771

Cash and cash equivalents, end of period	$3,142,308	$1,872,068

Cash used in operating activities was $17,698,974, a reduction of $29,448,642 from cash provided by operating activities during the fiscal year ended December 31, 2010 of $11,749,668. The reduction of cash used in operating activities can be attributed to the Company experiencing $3,054,276 of cash provided by increases in Depreciation and Amortization and Consulting expense, being offset by cash used in operating activities totaling $32,502,918 caused by decrease in Net Income, Deferred Income Taxes, Accounts Receivable and Other Assets, Retirement Benefit Obligation, Inventories, Accounts Payable and Other Liabilities.

Cash provided by investing activities was $7,369,475, an increase of $14,845,709 from the previous year’s cash used in investing activities of $7,476,234. This change is primarily due to $15,941,046 of cash provided by the increase of Financial Assets and Sale Intangible Assets being offset by $1,095,338 of cash used in investing activities by the Purchase of Equity Investments, and Subsidiaries for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010.

Cash provided by financing activities was $12,728,818, an increase of $13,751,866 from the previous year’s cash used in financing activities of $1,023,048. This change is primarily due to a $15,252,571 increase in Borrowings from Banks, Capital Paid-in, and Borrowings from Related Parties being offset by a decrease of $1,500,705 in Other Borrowings for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Nor applicable

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-43 of this Annual Report on Form 10-K for the year ended December 31, 2011.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011,our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting (ICFR)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rule 13a-15(f) of the Exchange Act. ICFR refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

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

Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2011. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241; Effective June 27, 2007)

Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2011:

•       LACK OF SEGREGATION OF DUTIES OF INTERNAL ACCOUNTING AND SEC REPORTING DEPARTMENTS.

•       LACK OF AUDIT COMMITTEE AND OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS. We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•       LIMITED KNOWLEDGE OF U.S. GAAP BY THE COMPANY’S BOARD OF DIRECTORS AND ACCOUNTING AND REPORTING DEPARTMENTS. Our Board of Directors, as of December 31, 2011, had one director, Joerg Ott, who also served as the Chief Executive Officer of the Company. Mr. Ott has limited knowledge of U.S. GAAP, and the Certifying Officers believe that this limited knowledge constitutes a material weakness of the Company’s internal controls over financial reporting. The Company’s internal accounting and reporting departments also have limited knowledge of U.S. GAAP, which the Certifying Officers also believe, constitutes a material weakness of the Company’s internal control over financial reporting.

As previously reported by the Company, in September 2012 the Company’s Board of Directors changed the fiscal year end of the Company from March 31 st to December 31 st , commencing on December 31, 2012. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had December 31 st fiscal year ends and in reporting the Company’s financial statements, the Company, incorrectly applied Rule 3A-02 (“the 93-day rule”) promulgated under Regulation S-X by consolidating those subsidiaries without any adjustments for timing differences in the different period ends. With the change in the Company’s fiscal year end, the Company is retroactively adjusting previously released financial statements to reflect this change, beginning with December 31, 2010. This has caused a delay in the filing of the Company’s SEC report, including this Form 10K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting (ICFR)

During the fourth quarter ended December 31, 2011, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information below sets forth the names, title and ages of our current directors and executive officers. Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Executive officers serve at the pleasure of the Board and may be removed with or without cause at any time, subject to contractual obligations between the executive officer and the Company, if any.

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

Name:	Position Held with the Company:	Age:	Director Since:
Joerg Ott	Chairman of the Board, Chief Executive Officer^	50	April 26, 2010

Markus R. Ernst	Chief Financial Officer (Principal Financial and Accounting Officer)	46	--

Woody A. Allen	Director*#^	66	March 1, 2012

Stephen D. Baksa	Director	67	March 1, 2012

David M. Darsch	Director#^	57	March 1, 2012

John A. Moore, Jr.	Director*	61	March 1, 2012

Mohammad A. Shihadah	Director#	61	March 1, 2012

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the following officers and directors failed to file their Section 16(a) forms on a timely basis or at all in 2011.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all plan and non-plan compensation  for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity (“PEO”) during the fiscal years ended December 31, 2011 and 2010, regardless of compensation level,  and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

	Fiscal Year
	Ended
Name and Principal Position	December 31,	Salary ($)	Bonus ($)	Total ($)

Joerg Ott
Chairman and CEO ( PEO)	2011	480,000	0	480,000

Ronald J. Everett
CFO (1)	2011	124,750	0	124,750

(1) Mr. Everett served as the Company’s Chief Financial Officer from August 2, 2010 to his resignation on February 27, 2012.

Significant Employees

Other than our executive officers, the Company did not have any significant employees at December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

At December 31, 2011, we did not have any employment agreements with any of our executive officers, nor do we have any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation of Directors

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended December 31, 2011, we did not pay any compensation or grant any stock options to our directors.

Director Agreements

None at December 31, 2011.

Term of Office

Our directors are elected to hold office for a one year term or until his successor is elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of March 31, 2014 , for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 31,904,291 shares of Common Stock of the Company issued and outstanding as of March 31, 2014 . To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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

(3) Based on 31,904,291 shares of Common Stock outstanding as of March 31, 2014.

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

See Note 21 to the Financial Statements.

Independent Directors

None at December 31, 2011.

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant. The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2012 and 2011 for professional services rendered by K.R. Margetson were as follows:

	2011	2010

Audit Fees and Audit Related Fees	57,500	57,500
Tax Fees	-	-
All Other Fees	17,360	7,360
Total	$64,860	$64,860

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

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Joerg Ott	Chairman of the Board of Directors, Chief Executive Officer	March 31, 2014
Joerg Ott	(Principal Executive Officer)

/s/ Markus R. Ernst	Chief Financial Officer	March 31, 2014
Markus R. Ernst	(Principal Financial and Accounting Officer)

/s/ Woody A. Allen	Director	March 31, 2014
Woody A. Allen

/s/ Stephen D. Baksa	Director	March 31, 2014
Stephen D. Baksa

/s/ David M. Darsch	Director	March 31, 2014
David M. Darsch

/s/ John A. Moore, Jr.	Director	March 31, 2014
John A. Moore, Jr.

/s/ Mohammad A. Shihadah	Director	March 31, 2014
Mohammad A. Shihadah

K. R. MARGETSON LTD.	Chartered Accountants
210, 905 West Pender Street
Vancouver BC V6C 1L6
Tel: 604.641.4450
Fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders of

GBS Enterprises Incorporated:

We have audited the consolidated balance sheet of GBS Enterprises Incorporated as of December 31, 2011 and the related consolidated statements of operations, equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial . An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit these consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of GBS Enterprises Incorporated as of December 31, 2011 and the results of its consolidated operations, changes in equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 3, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, certain entities included in these consolidated statements reported with December 31 year ends without any adjustments for timing differences in the year end.. These consolidated financial statements retroactively apply this change so all entities included in these consolidated statements have December 31 year ends. In doing so, these consolidated statements each include a twelve month period of consolidated operations, changes in equity and cash flows, starting at January 1 and ending December 31.

Without qualifying our report, and because of the relative significance of the assets, we note that the reported values of goodwill and other intangibles is contingent upon the Company attaining projected revenues from new product lines. Accordingly, failure to attain those projections would negatively affect those reported values.

Vancouver, Canada	/s/ K. R. Margetson Ltd.
February 28, 2014	Chartered Accountants

GBS Enterprises Incorporated
Annual Consolidated Balance Sheets
December 31, 2011 (Audited) and December 31, 2010 (Unaudited)
Restated	Restated	Restated
	December 31,	December 31,
	2011	2010
	$	$
Assets

Current Assets
Cash and cash equivalents - Note 6	3,142,308	1,872,068
Accounts Receivable - Note 7	4,850,507	5,712,157
Inventories - Note 2	236,712	-
Prepaid expenses - Note 8	389,772	1,420,662
Other current receivables - Note 10	680,693	1,983,219
Assets held for sale - Note 9	682,999	-
Total current assets	9,982,991	10,988,106

Non-Current Assets
Property, plant and equipment - Note 11	521,976	297,011
Other non-current receivables - Note 12	548,909	1,370,374
Investments in related company, at equity - Note 5	244,219	-
Deferred tax assets - Note 28	2,451,800	257,859
Goodwill - Note 13	39,221,603	31,004,262
Software - Note 14	14,249,905	16,360,884
Other assets - Note 15	93,268	223,780
Assets held for sale - Note 9	1,388,723	-
Total non-current assets	58,720,403	49,514,170

Total assets	68,703,394	60,502,276

Liabilities and stockholders' equity

Current liabilities
Notes payable - Note 16	1,381,821	1,441,263
Liabilities to banks - Note 17	19,595	50,358
Accounts payables and accrued liabilities - Note 18	6,078,711	4,804,434
Deferred income - Note 19	6,341,575	6,212,630
Other short term liabilities - Note 20	4,252,240	2,821,898
Due to related parties - Note 21	432,421	-
Liabilities held for sale - Note 9	552,031	-
Total current liabilities	19,058,394	15,330,583

Non - Current liabilities
Liabilities to banks - Note 22	3,463,483	780,801
Retirement benefit obligation - Note 27	150,632	154,065
Other long term liabilities - Note 23	2,266,075	6,131,492
Liabilities held for sale - Note 9	7,662	-
Total non-current liabilities	5,887,852	7,066,358

Total liabilities	24,946,246	22,396,941

Stockholders' equity

Capital stock - Note 24
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
27,306,664 shares of common stock	27,307	33,462,416
Additional paid in capital	47,446,318	4,335,986
Accumulated deficit	(12,147,666)	(53,544)
Other comprehensive income	494,206	366,377
	35,820,165	38,111,235
Noncontrolling interest in subsidiaries	7,936,983	(5,900)

Total stockholders' equity	43,757,148	38,105,335

Total stockholders' equity and liabilities	68,703,394	60,502,276

Subsequent events - Note 31

GBS Enterprises Incorporated

Annual Consolidated Statements of Operations and Comprehensive Income/(Loss)

For the year ended December 31, 2011 (Audited) and December 31, 2010 (Unaudited)

Restated

	For the Three Months Ended		For the Twelve Months Ended
	Restated	Restated	Restated	Restated
	December 31	December 31	December 31	December 31
	2011	2010	2011	2010
	$	$	$	$

Revenues - Note 25
Products	6,291,196	8,149,829	21,787,910	22,270,033
Services	661,545	1,357,742	6,485,182	5,197,178
	6,952,741	9,507,572	28,273,092	27,467,211
Cost of goods sold
Products	1,598,997	3,459,926	5,575,747	7,746,773
Services	3,272,805	1,812,662	10,322,435	6,213,732
	4,871,803	5,272,588	15,898,182	13,960,504
Gross profit	2,080,938	4,234,984	12,374,910	13,506,707

Operating expenses
Selling expenses	3,149,098	2,981,570	15,426,600	10,518,631
Administrative expenses	1,321,724	1,095,845	6,160,961	3,820,150
General expenses	83,212	402,051	926,129	1,148,460
	4,554,035	4,479,466	22,513,690	15,487,241

Operating income (loss)	(2,473,096)	(244,483)	(10,138,780)	(1,980,534)

Other Income (expense) - Note 26
Other Income (expense)	(15,959,654)	1,507,708	(15,894,738)	2,373,085
Interest income	14,694	(2,801)	33,948	16,653
Interest expense	(144,654)	(159,960)	(406,407)	(467,199)
	(16,089,613)	1,344,947	(16,267,197)	1,922,538

Income (loss) before income taxes	(18,562,709)	1,100,464	(26,405,977)	(57,996)

Income tax (income) expense	(45,472)	3,671,248	(2,151,211)	3,254,651

Income before extraordinary items, discontinued operations	(18,517,237)	(2,570,783)	(24,254,766)	(3,312,647)

Discontinued operations	521,979	0	521,979	0

Net income (loss) before extraordinary items	(17,995,258)	(2,570,783)	(23,732,787)	(3,312,647)

Extraordinary items	0	0	0	0

Net income (loss)	(17,995,258)	(2,570,783)	(23,732,787)	(3,312,647)

Net Loss attributable to noncontrolling Interest	(9,075,158)	(112)	(11,567,489)	(9,108)
Net income (loss) attributable to stockholders	(8,920,100)	(2,570,671)	(12,165,298)	(3,303,539)

Net earnings (loss) per share, basic and diluted	(0.349)	*	(0.449)	*

Weighted average number of common stock outstanding, basic and diluted	25,139,198	*	27,247,958	*

Statement of Comprehensive Income (Loss)

Net Income (loss)	(17,995,258)	(2,570,783)	(23,732,787)	(3,312,647)
Foreign Currency Translation Adjustment	295,718	0	(125,751)	0

Comprehensive income (loss)	(17,699,540)	(2,570,783)	(23,858,538)	(3,312,647)

Less: Net Income (Loss) attributable to noncontrolling interest	(9,075,158)	(112)	(11,567,489)	(9,108)
Less: Other Comprehensive Income (Loss) attributable to noncontrolling interest	147,563	0	(62,750)	0

Total Comprehensive income (loss) attributed to stockholders	(8,771,945)	(2,570,671)	(12,228,299)	(3,303,539)

* N/A. No determination of weighted average or earnings per shares was calculated as this was a predecessor company and comparison is not relevant.

GBS Enterprises Incorporated
Annual Consolidated Statements of Cash Flows
For the twelve months ended December 31, 2011 (Audited ) and December 31, 2010 (Unaudited)
Restated	Restated	Restated
	December 31, 2011	December 31, 2010
	$	$

Cash flow from operating activities
Net loss / net income	(23,732,787)	(3,312,647)
Loss from discontinued operations	(521,979)	-
Adjustments:
Deferred income taxes	(2,193,941)	3,760,469
Depreciation and amortization	5,840,688	2,820,412
Consulting expense	34,000	-
Changes in operating assets and liabilities:
Accounts receivable and other assets	4,147,043	6,926,260
Retirement benefit obligation	(3,433)	4,683
Inventories	(236,712)	113,491
Accounts payable and other liabilities	(1,031,853)	1,437,000

Net cash provided (used) by operating activities	(17,698,974)	11,749,668

Cash flow from investing activities
Purchase or Sale of Intangible assets	(3,941,396)	(6,416,824)
Purchase of Equity Investment	(244,219)	-
Purchase or Sale of Subsidiaries	(1,910,529)	(1,059,410)
Increase (Decrease) in Financial assets	13,465,619	-

Net cash provided (used) in investing activities	7,369,475	(7,476,234)

Cash flow from financing activities
Net borrowings - banks	2,651,919	(2,464,311)
Other borrowings	(59,442)	1,441,263
Capital paid-in	9,703,920	-
Net Borrowings from related party	432,421	-

Net cash provided (used) in financing activities	12,728,818	(1,023,048)

Cash flow from discontinued operations
Net cash provided by (used in) operating activities	(990,050)	-

	(990,050)	-

Effect of exchange rate changes on cash	(139,029)	(3,087,089)

Net increase (decrease) in cash	1,270,240	163,297
Cash and cash equivalents - Beginning of year	1,872,068	1,708,771

Cash and cash equivalents - End of year	3,142,308	1,872,068

GBS Enterprises Incorporated

Annual Consolidated Statements of Equity

For the year ended December 31, 2011 (Audited) and December 31, 2010 (Unaudited)

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Acquisition/Dissolution of Subsidiary Companies

Pavone AG

Effective April 1, 2011, the Company acquired 100% of the outstanding common stock of Pavone AG, a German corporation (“Pavone”), for $350,000 in cash and 1,000,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt, was $5,833,991. Pavone’s workflow software for Lotus Notes and Domino along with their customer base is well suited to GBS Enterprises portfolio strategy.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

GroupWare, Inc.

Effetive June 1, 2011, the Company acquired 100% of the outstanding common stock of GroupWare, Inc., a Florida corporation (“GroupWare”), for $250,000 and 250,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $694,617 in debt was $2,029,617. Upon the consummation of the acquisition, the management and board of GroupWare resigned and Joerg Ott, the Company’s Chief Executive Officer and sole director, was appointed as the Chief Executive Officer and sole director of GroupWare. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management.

IDC Global, Inc.

On July 25, 2011, the Company acquired 100% of the outstanding common stock of IDC Global, Inc., a Delaware corporation (“IDC”), for 880,000 shares of GBS common stock and made a cash payment of $775,000. The fair value of the GBS common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $35,000 of debt assumption, was $4,066,000. IDC was a privately held company that provides nationwide network and data center services.

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

In accordance with ASC Topic 805, presented below are the unaudited pro forma results of the aforementioned acquisitions and combined entities for the 2011 interim periods and the year-end restated results for December 31, 2010. To disclose the effect on our consolidated results of operations, acquisitions completed during the fiscal year ended December 31, 2011 are presented as if they had occurred at the beginning of the reporting period (i.e., as of January 1, 2011).

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Unaudited Supplemental Pro Forma

2011 Interim Results & Fiscal Year Ended December 31, 2010 Results

	Pre-Combination			Post Combination			Annual
Subsidiary	Date	Revenue	Earnings	Date	Revenue	Earnings	Date	Revenue	Earnings
	Interim 2011	($)	($)	Interim 2011	($)	($)	2010	($)	($)
Pavone AG	1/1/2011 - 3/31/2011	1,041,409	176,369	4/1/2011 - 12/31/2011	132,429	18,477	1/1/2010 - 12/31/2010	3,445,246	(337,770)

GroupWare, Inc.	1/1/2011 - 5/31/2011	201,333	(83,901)	6/1/2011 - 12/31/2011	-	-	1/1/2010 - 12/31/2010	861,853	63,131

IDC Global, Inc.	1/1/2011 - 7/24/2011	3,030,934	80,316	7/25/2011 - 12/31/2011	2,169,988	455,188	1/1/2010 - 12/31/2010	5,025,883	127,145

SD Holdings, Ltd.	1/1/2011 - 9/30/2011	1,394,096	(653,760)	10/1/2011 - 12/31/2011	239,781	(38,617)	1/1/2010 - 12/31/2010	2,500,457	(1,244,249)

Unaudited Supplemental Pro Forma
Combined Entity Figures
Year End 2011 & 2010
	Consolidated Figures
	Date *	Revenue	Comprehensive Income (Loss)
		($)	($)
GBS Enterprises	1/1/2011 - 12/31/2011	28,273,092	-23,858,538

GBS Enterprises	1/1/2010 - 12/31/2010	27,467,211	-3,312,647
*Restated for 2010 and 2011

In accordance with ASC Topic 805-30-50-2, presented below are the purchase price allocations for the acquistions made during the fiscal year:

	IDC	Pavone	GroupWare	SD Holdings

Purchase price paid
Value GBS shares	$3,256,000	$4,900,000	$1,085,000	$1,256,392
Cash	$775,000	$350,000	$250,000	$525,529
Assumed debt / Other liabilities	$(35,000)	$(583,991)	$(694,617)	$(853,116)
Total purchase consideration	$4,066,000	$5,833,991	$2,029,617	$2,635,037

Assets Acquired
Working capital	$883,005		$721,506	$326,405
Trademarks / Tradenames		$319,700	$95,900
Customer relationships	$188,595	$557,900	$218,100
Goodwill	$2,994,400	$4,956,391	$994,111	$2,308,632
TOTAL Enterprise Value	$4,066,000	$5,833,991	$2,029,617	$2,635,037

Note 2	ACCOUNTING POLICIES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, the more significant of which are as follows:

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Currency Risk

We use the United States dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are the local currency, which includes the Euro, the British Pound, the Indian Rupee, and the Bulgarian Lev. Accordingly, some assets and liabilities are incurred in those currencies and we are subject to foreign currency risks.

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

Note 3 CHANGE IN ACCOUNTING POLICIES

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the Company’s subsidiaries, with the exception of SD Holdings, Ltd. had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the quarter ended September 30, 2011 and 2010, include the accounts of all consolidated companies for the same three month period beginning January 1, 2011 and 2010 respectively. The Balance Sheets as at December 31, 2011 and December 31, 2010 have also been adjusted to include the accounts of all consolidated companies as of those dates.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

In accordance with ASC 250, effects of this restatement to the respective statements are shown below:

	For the twelve months ended
	Restated (Audited)	Unaudited (Original Filing)
	December 31, 2011	March 31, 2012	Difference
	$	$	$
Assets
Current Assets
Cash and cash equivalents	3,142,308	1,502,977	1,639,331
Accounts receivable	4,850,507	4,936,887	(86,380)
Inventories	236,712	236,712
Prepaid expenses	389,772	459,363	(69,591)
Other receivables	680,693	1,474,929	(794,236)
Assets held for sale	682,999	24,107
Total current assets	9,982,991	8,634,975	1,348,016

Equity investments in related parties	244,219	244,219	0
Property, plant and equipment	521,976	1,597,326	(1,075,350)
other non-current receivables	548,909	1,998,194	(1,449,285)
Deferred tax assets	2,451,800	3,945,272	(1,493,472)
Goodwill	39,221,603	39,744,686	(523,083)
Software	14,249,905	14,039,149	210,756
Other assets	93,268	246,140	(152,872)
Assets held for sale	1,388,723	0	1,388,723
Total non-current assets	58,720,403	61,814,986	(3,094,583)

Total assets	68,703,394	70,449,961	(1,746,567)

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,381,821	1,381,821	0
Liabilities to banks	19,595	19,651	(56)
Accounts payable and accrued liabilities	6,078,711	5,919,788	158,923
Other liabilities	4,252,240	4,237,071	15,169
Deferred income	6,341,575	6,421,502	(79,927)
Due to related parties	432,421	1,175,103	(742,682)
Liabilities held for sale	552,031	0	552,031
Total current liabilities	19,058,394	19,154,936	(96,542)

Liabilities to banks	3,463,483	3,463,483	0
Deferred tax liabilities	0	1,196,472	(1,196,472)
Retirement benefit obligation	150,632	150,632	0
Other liabilities	2,266,075	2,906,238	(640,163)
Liabilities held for sale	7,662	0	7,662
Total non-current liabilities	5,887,852	7,716,825	(1,828,973)

Total liabilities	24,946,246	26,871,761	(1,925,515)

Shareholders' equity
Capital Stock
Authorized:
75,000,000 common shares and
25,000,000 preferred shares each with a
par value of $.001
Issued and outstanding

	27,307	28,212	(905)
Additional paid in capital	47,446,318	47,902,913	(456,595)
Accumulated deficit	(12,147,666)	(12,970,652)	822,986
Other comprehensive income	494,206	476,773	17,433
Total shareholders' equity	35,820,165	35,437,246	382,919

Noncontrolling interest in subsidiaries	7,936,983	8,140,954	(203,971)

Total equity and liabilities	68,703,394	70,449,961	(1,746,567)

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

	For the twelve months ended
	Restated (Audited)	Unaudited (Original Filing)
	December 31, 2011	March 31, 2012	Difference
	$	$	$
Net sales	28,273,092	31,941,812	(3,668,720)
Cost of goods sold	15,898,182	18,047,203	(2,149,021)
Gross profit	12,374,910	13,894,609	(1,519,699)

Operating expenses
Selling expenses	15,426,600	16,671,489	(1,244,889)
Administrative expenses	6,160,961	6,647,636	(486,675)
General expenses	926,129	830,087	96,042
	22,513,690	24,149,212	(1,635,522)

Operating income	(10,138,780)	(10,254,603)	115,823

Other Income (expense)
Other Income (expense)	(15,894,738)	(15,910,392)	15,654
Interest income	33,948	33,942	6
Interest expense	(406,407)	(408,872)	2,465
	(16,267,197)	(16,285,322)	18,125

Income (loss) before income taxes	(26,405,977)	(26,539,925)	133,948

Income tax (income) expense	(2,151,211)	(2,545,711)	394,500

Net income (loss)	(24,254,766)	(23,994,214)	(260,552)

Discontinued operations (net of tax)	521,979	0	521,979

Net income (loss) attributable to non-controlling interest	(11,567,489)	(11,346,081)	(221,408)

Net income (loss) attributable to shareholders	(12,165,298)	(12,648,133)	482,835

Other comprehensive income (loss)	(125,751)	978,359	(1,104,110)

Net income (loss) and comprehensive income (loss) attributed to shareholders	(12,228,299)	(12,157,721)	(70,578)

Basic and diluted income (loss) per share	(0.449)	(0.509)	0.060

Weighted average number of shares outstanding	27,247,958	24,847,525	2,400,433

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

	For the twelve months ended
	Restated (Audited)	Unaudited (Original Filing)
	December 31, 2011	March 31, 2012	Difference
	$	$	$
Cash flow from operating activities
Net loss / net income	(23,732,787)	(23,994,214)	261,427
Loss from discontinued operations	(521,979)		(521,979)
Adjustments
Deferred income taxes	(2,193,941)	(2,520,875)	(326,934)
Depreciation and amortization	5,840,688	5,951,366	(110,678)
Loss from equity investment		46,754	(46,754)
Consulting Expense	34,000	34,000	0
Write-down goodwill and intangibles		14,923,517	(14,923,517)
Changes in operating assets and liabilities
Accounts receivable and other assets	4,147,043	2,700,062	1,446,981
Retirement benefit obligation	(3,433)	22,510	(25,943)
Inventories	(236,712)	(236,712)	0
Accounts payable and other liabilities	(1,031,853)	2,604,285	(3,636,138)
Net cash provided by operating activities	(17,698,974)	(469,307)	(17,229,667)

Cash flow from investing activities
Purchase of intangible assets	(3,941,396)	(7,003,787)	3,062,391
Purchase of property, plant and equipment	0	(1,623,369)	1,623,369
Purchase of subsidiaries	(1,910,529)	0	(1,910,529)
Purchase of Equity Investments	(244,219)	0	(244,219)
Increase (Decrease ) of financial assets	13,465,619	(1,141,631)	14,607,250
Net cash used in investing activities	7,369,475	(9,768,786)	17,138,261

Cash flow from financing activities
Net borrowings - banks	2,651,919	2,744,216	(92,297)
Other borrowings	(59,442)	(3,346,034)	3,286,592
Capital Paid-in	9,703,920	3,482,470	6,221,450
Loans from related party	432,421	344,947	87,474
Net cash used in financing activities	12,728,818	3,225,599	9,503,219

Cash flow from discontinued operations
Net cash provided (used in) operating activities	(990,050)	0	(990,050)

Effect of exchange rate changes on cash	(139,029)	(15,393)	(123,636)

Net increase in cash	1,270,240	(7,027,887)	8,298,127
Cash and cash equivalents - Beginning of the period	1,872,068	8,530,864	(6,658,796)

Cash and cash equivalents - End of period	3,142,308	1,502,977	1,639,331

10K Originally Filed compared to 10K Amendment No. 1

In accordance with topic ASC 250, all differences in the financial statements presented above can be attributed to the Company’s fiscal year end date changing from March 31 to December 31.

Note 4 SUBSIDIARY COMPANIES

As of December 31, 2011, GBS Enterprises Incorporated had the following subsidiaries. Such subsidiaries were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

		Stockholders'
		Equity As of Dec. 31, 2011	Percentage of Subscribed Capital			Profit of the Consolidated Year	Date of the First
	Headquarters	KUSD	KUSD	in %	Ownership	KUSD	Consolidation

ebVOKUS Software GmbH	Dresden	399	54	50.1	I	22	01/11/05
GROUP Business Software (UK) Ltd.	Manchester	(1,219)	23	50.1	I	(217)	12/31/05
GROUP Business Software Corp.	Woodstock	(7,766)	1	50.1	I	(6,132)	12/31/05
GROUP LIVE N.V.	Den Haag	(3,430)	134	50.1	I	(1,013)	12/31/05
GROUP Technologies GmbH	Karlsruhe	70	33	50.1	I	0	01/10/05
Permessa Corporation	Waltham	(672)	0	50.1	I	(304)	09/22/10
Relavis Corporation	New York	(806)	2	50.1	I	(328)	01/08/07
GROUP Business Software AG	Eisenach	25,401	28	50.1	I	(1,101)	01/06/11
Pavone AG	Paderborn	(537)	1,240	100	D	(39)	01/04/11
Pavone GmbH	Boeblingen	28	47	100	D	18	01/04/11
Pavone Ltd.	North Yorkshire	(65)	584	100	D	(14)	01/04/11
Groupware Inc.	Woodstock	(482)	1	100	D	0	01/06/11
Groupware AG	Luebeck	(112)	74	100	D	86	01/06/11
IDC Global, Inc.	Chicago	2,074	0	100	D	194	07/25/11
SD Holdings	Mauritius	2,844	3,372	100	D	(17)	09/27/11
Synaptris Private Decisions Ltd.	Chennai	903	200	100	D	48	09/27/11
Synaptris, Inc.	San Jose	(4,364)	1	100	D	37	09/27/11

•	A domination and profit transfer agreement was in place between GROUP Business Software AG as the dominating company and Group Technologies GmbH for the last reporting period. GROUP Business Software AG sold this Company on March 8, 2012 for a price of 49 KUSD.

•	On September 2, 2011, GROUP Business Software AG acquired the outstanding 0.5% of Relavis Corporation.

Note 5	ASSOCIATED COMPANY

Due to the absence of domination/control, B.E.R.S. AD, Varna, Bulgaria was treated an associated company in the consolidated financial statements. GROUP Business Software AG's acquired B.E.R.S AD for 265 (KEUR). The investment, representing 50% of B.E.R.S. AD has been accounted for on the equity basis, with the Company’s proportionate share of income being recorded in the consolidated statement of operations with a corresponding adjustment to the asset carrying value. In fiscal 2011, the proportion share of the loss was 35 KUSD (previous year: 59 KUSD.)

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

		Total Value
		Assets
		12.31.11	Debts	Sales Revenues	Annual Profit/Loss
Associated Companies	Headquarters	KUSD	KUSD	KUSD	KUSD

B.E.R.S. AD	Varna	244	104	502	69

Note 6	CASH AND CASH EQUIVALENTS

As of the financial statement date, the Company’s cash and cash equivalents totaled 3,142 KUSD (December 31, 2010 year end restated: 1,872 KUSD).

Note 7	ACCOUNTS RECEIVABLE

As of the financial statement date, Accounts Receivable was 4,851 KUSD (December 31, 2010 year end restated: 5,712 KUSD). Receivables are generally measured at their nominal value and taking into account all foreseeable risks. Probable default risks are handled with specific allowances for bad debts. With regard to the trade receivables which are neither impaired nor delinquent, there are no indications as of the financial statement date that the debtors will not meet their payment obligations.

Note 8	PREPAID EXPENSES

Prepaid expenses in the amount of 390 KUSD were primarily recorded for prepaid rent, insurance and advance on technological collaboration events (December 31, 2010 year end restated: 1,421 KUSD).

Note 9	ASSETS AND LIABILITIES HELD FOR SALE

In the fiscal year 2011, the outgoing assets and liabilities associated with the sale of Group Technologies GmbH, were recognized under this category in the amount of 24 KUSD. A breakdown of the assets included is disclosed below.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Balance Sheet	2011
$
Current assets
Cash and cash equivalents	132,620
Accounts Receivable	156,687
Prepaid expenses	54,375
Other receivables	339,317
Assets held for sale	682,999

Non - current assets
Property, plant and equipment	1,083,018
Deferred tax assets	297,000
Software	8,705
Other assets	-
Assets held for sale	1,388,723

Current liabilities
Accounts payables and accrued liabilities	415,854
Deferred income	1,170
Other liabilities	135,007
Liability held for sale	552,031

Non - current liabilities
Other liabilities	7,662
Liability held for sale	7,662

Note 10	OTHER RECEIVABLES - CURRENT

Other Receivables as of the financial statement date were 681 KUSD (December 31, 2010 year end restated: 1,983 KUSD) and decreased primarily due to the reclassification of other current receivables into Assets Held for Sale.

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance
Restated 12.31.2010	4,494	4,196	298
Additions	3,750	3,548
Disposals	58	72
Currency differences	273	265
Reclassifications	0	0
Restated 12.31.2011	8,459	7,937	522

Note 12	OTHER RECEIVABLES NON-CURRENT

Non-current Receivables as of the financial statement date were 549 KUSD (December 31, 2010 restated 1,370 KUSD) includes

An amount still outstanding against the purchaser of GEDYS IntraWare GmbH of 544 KUSD, being repaid in monthly installments of 20 KUSD and 5 KUSD in miscellaneous other long term receivables.

Note 13	GOODWILL

Goodwill derives from the following business acquisitions:

Affiliated Company	Date of the First Consolidation	Goodwill 2011 in kUSD (Restated)
GROUP Business Software AG	01/06/11	20,194.40
GROUP Business Software Corp.	12/31/05	2,177.50
GROUP Business Software Ltd	12/31/05	2,765.10
ebVOKUS Software GmbH	01/10/05	443.6
Permessa	09/22/10	2,387.40
Pavone GmbH	01/04/11	4,956.40
Groupware Inc.	01/06/11	994.1
IDC	07/25/11	2,994.40
SD Holding	09/27/11	2,308.70
12/31/2011 Restated		39,221.60

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Note 14	SOFTWARE

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12.31.2010	40,339	23,824	16,515
Additions	1,524	1,650
Disposals	3,945	3,434
Currency differences	(929)	(1,637)
Reclassifications	(3,904)	(1,568)
Restated 12.31.2011	33,085	18,835	14,250

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Note 15	OTHER ASSETS NON-CURRENT

The balance of this account of 93 KUSD (December 31, 2010 year end restated: 224 KUSD) and includes Reinsurance claims of 93 KUSD from life insurance (reinsurance of pension obligations) were recognized as actuarial reserves. Corresponding communications by the insurance companies form the basis for the valuation.

Note 16	NOTES PAYABLE

Notes Payable had a balance of 1,382 KUSD at December 31, 2011 (December 31, 2010 year end restated: 1,441 KUSD). The outside capital component of the convertible bond is carried at amortized cost according the effective interest method in compliance with the categorization pursuant to FASB ASC 815-15. The effective interest rate used as a basis as of the financial statement date is 6.16% (previous year: 6.61%). The debt is convertible at the rate of $1.44 debt to one share. The calculated value of the conversion feature was not material.

Note 17	LIABILITIES TO BANKS – CURRENT

Included in this account is an operating line of credit of 20 KUSD (December 31, 2010 year end restated: 50 KUSD) with interest at a 3.25% daily periodic rate with a credit limit of 100 KUSD.

Note 18	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables

As of the financial statement date, trade accounts payable amounted to 2,765 KUSD (December 31, 2010 year end restated: 1,874 KUSD). Trade payables are carried at their repayment amount and all have a residual term of up to one year.

Other Accrual

Other provisions are created as of the financial statement date in an amount necessary according to a reasonable commercial appraisal, to cover future payment obligations, perceivable risks and uncertain liabilities of the Company. Amounts deemed to be most likely to occur, in careful assessment, are accrued.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

KUSD	Restated				Currency	Restated
	12.31.10	Utilization	Dissolution	Increase	Differences	12.31.11

Tax provision	112	117	0	32	4	32
Salary	1,241	1,197	87	903	(1)	859
Vacation	224	194	0	427	(18)	439
Workers Compensation Insurance Association	15	15	0	30	(1)	27
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	18	0	18	(1)	17
Outstanding Invoices	889	650	182	849	(24)	882
Annual Financial Statement Costs	205	133	23	358	(5)	401
Other Provisions	66	38	30	350	19	367
Warranties	125	76	9	19	1	60
Gesture of Goodwill	0	0	0	161	(1)	160
Provision for Legal Costs	36	18	3	60	(4)	71
Total	2,930	2,456	334	3,207	(32)	3,314

Provisions for salaries of 859 KUSD (December 31, 2010 year-end restated: 1,241 KUSD) include the provisions created for the variable salaries of the sales staff for the sales objectives reached in this business period.

Vacation provisions of 439 KUSD (December 31, 2010 year-end restated: 224 KUSD) include the obligations of GROUP’s companies to their employees for remaining vacation claims from the reporting period. The amount of the provision is calculated on the gross salary of the individual employee plus the employer contribution to social security/Medicare and based on the unused vacation days as of the financial statement date.

For liabilities not yet settled, a provision totaling 882 KUSD (December 31, 2010 year-end restated: 889 KUSD) was created.

Other Provisions of 367 KUSD (December 31, 2010 year-end restated: 66 KUSD) include miscellaneous provisions.

Expenses for the audit of the Company and preparation of the annual consolidated financial statements were recognized at 401 KUSD (December 31, 2010 year-end restated: 205 KUSD).

A provision for anticipated legal consulting of 71 KUSD (December 31, 2010 year-end restated: 36 KUSD) was recorded.

For warranty claims, a provision of 60 KUSD (December 31, 2010 year-end restated: 125 KUSD) was created determined by service income.

Note 19	DEFERRED INCOME

Accruals for future periods leading to realization of sales after the financial statement date are reported under deferred income. The deferred income items listed as of the financial statement date in the amount of 6,342 KUSD (December 31, 2010 year end restated 6,213 KUSD) primarily include maintenance income collected in advance for the period after the end of the financial statement date. They are amortized on a straight-line basis over their respective contract terms.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Note 20	OTHER SHORT TERM LIABILITIES

Other short-term liabilities of 4,252 KUSD (December 31, 2010 year end restated: 2,822 KUSD) are comprised of obligations and payments currently due for the purchase of assets from Lotus 911, Permessa and Salesplace.

Other Short-Term Liabilities	12.31.11 Restated	12.31.10 Restated
	KUSD	KUSD
Purchase Assets L911	1,094	746
Purchase Assets Fastworks	0	119
Purchase Assets Permessa	1,900	738
Purchase Assets Salesplace	0	490
Tax Liabilities	739	604
Purchase Archiving Software	324	0
Other Liabilities	196	126
	4,252	2,822

Note 21	DUE TO RELATED PARTIES

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

12/31/2011
KUSD
Accounts payable and accruals
Green Mind Ventures	21.1
Vitamin-B Venture Gmbh	360.0
Board of Directors fees and expenses	-
Notes payable - related party (per Note 17)	-
Due to associated company	51.3
432.4

Note 22	LIABILITIES TO BANK – NON CURRENT

Liabilities to banks as of the financial statement date was 3,463 KUSD (December 31, 2010 year end restated: 781 KUSD) represent bank obligations of GROUP AG with Baden-Württembergische Bank.

Note 23	OTHER LIABILITIES – NON CURRENT

Other long term liabilities as of the financial statement date was 2,266 KUSD (December 31, 2010 year end restated: 6,131 KUSD) and represents the amounts due on the purchase of Lotus 911.

Note 24	COMMON STOCK

Common stock belongs to the legally purchasing company according to the principles of a Reverse Acquisition and therefore, the common stock is that of GBS Enterprises Incorporated. The Company has authorized capital of 75,000,000 common shares and 25,000,000 preferred shares each with a par value of $0.001. No preferred shares have been issued. As at December 31, 2011, there were 27,306,664 shares of common stock issued. At the time of the Reverse Acquisition, there were 16,500,000 shares of common stock outstanding and, as the Reverse Acquisition was accounted for as a recapitalization applied retroactively, this balance is recorded as the balance outstanding since inception.

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

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

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

On July 25, 2011 the Company issued 880,000 shares of common stock as a partial payment for 100% of the issued and outstanding shares of IDC Global, Inc.  The fair value of the shares issued was determined to be $3,256,000.

On December 13, 2011 the Company issued 2,020,000 shares of common stock on the exercise of warrants.

On December 23, 2011 the Company issued 612,874 share of common stock as partial payment for the purchase of SD Holdings Limited.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

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

The fair value of the warrant as at the grant date of March 14, 2011, March 24, 2011, March 31, 2011 and April 1, 2011 were based on the Black-Scholes option pricing model, using the following assumptions:

Expected dividend yield	0%
Average risk-free interest rate	1.07 – 1.19%
Expected life	3 years
Expected volatility	77.2%

Common Stock Warrants Issued to Outside Consultants	Common Shares	Exercise Price	Valuation Date	Fair Value per Warrant Share	Warrants' Fair Value

Issued on October 1, 2010	2,000,000	$4.00	10/1/2010	$-	$-
Issued on March 14, 2011	707,280	$1.50	3/14/2011	$0.34	$240,475
Issued on March 24, 2011	15,000	$1.50	3/24/2011	$0.34	$5,100
Issued on April 1, 2011	100,000	$0.34	4/1/2011	$0.34	$34,000
Total Warrant Value					$279,575

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

As at December 31, 2011, the number of shares the warrants outstanding could purchase if exercised was as follows:

Warrants	Common Shares	Weighted Average Price/sh
Outstanding, beginning of period	8,000,000	$4.00
Issued	7,269,420	$1.50
Expired	-	$-
Outstanding, end of period	15,269,420	$2.23

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

Other changes in common stock are disclosed in Note 30, Supplemental Cash Flow Disclosures.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Note 25	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the fiscal year ended December 31, 2011 are as follows:

Sales Revenues	12.31.11	12.31.10
	KUSD	KUSD

Licenses	5,004	4,787
Maintenance	11,343	9,616
Partner Contribution	0	21
Service	6,485	5,197
Third-Party Products	2,302	3,062
LND Third-Party Products	2,960	4,610
Others	179	173

	28,273	27,467

Revenues by geographical area for the fiscal year ended December 31, 2011 are as follows:

Sales Revenues	12.31.11	12.31.10
by geographic area	KUSD	KUSD

US	9,232	7,768
Germany	17,932	18,973
United Kingdom	1,109	726
Others	-	-

	28,273	27,467

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	12.31.11	12.31.10
by geographic area	KUSD	KUSD

US	225	71
Germany	293	224
United Kingdom	4	3
Others	-	-

	522	298

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Note 26	OTHER INCOME/EXPENSE

At the financial statement date, Other expense was 16,267 KUSD (December 31, 2010 year end restated: Other Income 1,923 KUSD).

Note 27	PENSION PLAN OBLIGATIONS

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

	Pension Benefits in KUSD
	2011	2010

Change in benefit obligation:
Benefit Obligation at beginning of year	154	140
Service cost	0	0
Interest cost	8	8
Actuarial loss (gain)	(7)	7
Curtailment (gain) loss	0	0
Plan amendments	0	0
Foreign exchange rate changes	(6)	0
Benefits paid	0	0
Benefit Obligation at end of year	150	154
Change in plan assets:
Fair value of plan assets at beginning of year	93	90
Actual return on plan assets	4	2
Employer contributions	0	0
Participant contributions	0	0
Benefits paid	0	0
Foreign exchange rate changes	(4)	1
Fair value of plan assets at end of year	93	93
Benefit Obligation at end of year	57	61

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

	Pension Benefits in KUSD
	2011	2010

Amounts recognized in the Balance Sheet
Noncurrent asset	93	93
Current liabilities	(150)	(154)
Net	(57)	(61)
Amounts recognized in other accumulated comprehensive earnings
Net actuarial loss (gain)	(2)	16
Prior service cost (credit)		0
Total net periodic benefit cost	(2)	16

The following table presents the components of net periodic benefit cost and other comprehensive earnings for Group AG’s pension plan.

	Pension Benefits in KUSD
	2011	2010

Net periodic benefit cost:
Service cost	0	0
Interest cost	8	8
Recognition of net actuarial loss (gain)	(4)	7
Recognition of prior service cost		0
Total net periodic benefit cost	4	14
Other comprehensive earnings:
Actuarial (gain) loss arising in current year	(6)	2
Prior service costs (credit) arising in current year	0	0
Recognition of net actuarial loss (gain)	0	0
Recognition of prior service cost	0	0
Benefit Obligation at end of year	(6)	2
Total recognized	(2)	16

Assumptions:

 The following table presents the weighted average actuarial assumptions that were used to determine benefit obligations and net periodic benefit costs for both pension plans.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

	Pension Benefits
	2011	2010
Assumption to determine benefit obligations:
Discount rate	5.9- 7%	5.7-7%
Rate of compensation increase	1%	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	6.0%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

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

 Rate of compensation increase - the expected DBO for end of 2012/ 2013 is estimated to increase from 150 KUSD in 2011/ 2012 to 172 KUSD. The expected increase of the assets is estimated end of 2012/ 2013 by 5 KUSD

Expected return on plan assets - the expected rate of return on plan assets was determined by evaluating input from external consultants and economists as well as long-term inflation assumptions. The Company expects the long-term asset allocation to approximate the targeted allocation. Therefore, the expected long-term rate of return on plan assets is based on the target allocation of investment types in such assets. See plan assets discussion below for more information on GROUP AG’s target allocations.

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

3. Synaptris Decisions Private Limited includes gratuity obligations representing a government mandated obligation to provide employees with 15 days of wages for every year worked. Obligations are paid when the employee retires or resigns from the company and payable only if employees serve at least five years of employment with the Company.

Details of the provision for gratuity which is included within Accrued Liabilities:

Description	2011
Defined benefit obligation	67,302

Fair value of plan assets	-

Less: Unrecognized past service cost	-

Plan Liability (adjusted from operating revenue/retained earnings)	67,302

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Changes in present value of the defined benefit obligation are as follows:

Description	2011
Defined benefit obligation as at April 1	71,906
Interest cost	3,635
Current service cost	14,920
Benefits paid	(29,760)
Actuarial (gain) loss on obligation	6,599
Defined benefit obligation as at March 31	67,301

No fund is created for payment of gratuity and leave wages and the Company would pay the same amount out of its own funds as and when the same becomes payable.

Employee benefits towards compensated absences recognized in the profit and loss accounts are as follows:

Description	2011
Current service cost	14,920

Interest cost	3,635

Note 28	DEFERRED INCOME TAXES

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

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

December 31	2011	2010
Statutory rate	23.0% - 34.0%	23.0% - 34.0%
Consolidated earnings before taxes	(26,539,925)	(354,215)

Expected income taxes recovery at the statutory rate	(7,986,340)	(118,198)
Effect of change in tax rate	593	(72)
Permanent differences	533	-348
Temporary differences	66	208
Price allocation from consolidation	2,798	173
Change in deferred income tax asset	889	3,349
Valuation allowance	561	91
Income tax expense (recovery) recognized	(2,546)	3,283

Income tax expense (recovery) is comprised of:
Current	43	41
Future	(2,589)	3,243

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

The following schedule reflects a summary of the basic components of the Deferred Tax Liability as presented in the Company’s Consolidated Balance Sheet.

	USD	USD
December 31	2011	2010

Intangible assets	(732)	64
Non-capital losses available for future periods	4,197	588
Price allocation from consolidation	(452)	(154)
Intangible assets - opening balance adjustment (acquisition of IDC)	0	(98)
	3,013	400
Valuation allowance	(561)	(142)
	2,452	258

The balances have been disclosed as follows:

	USD	USD
December 31	2011	2010

Short term assets	-	-
Long term assets	2,452	258
Long term liability	-	-
	2,452	257

The Company also has incurred losses for income tax purposes of approximately 12,165 KUSD which may be applied in future years to reduce taxable income. The ability to apply this loss expires starting in 2015.

Note 29	COMMITMENTS

The Company has the following commitments as at December 31, 2011:

	1 Year	Over 1 year	Total
Other Financial Obligations	USD	USD	USD

Liabilities from Rental Agreements	2,126,407	4,813,905	6,940,312
Previous Year - 2010	1,741,048	6,058,332	7,799,381

Liabilities from Vehicle Lease Agreements	217,898	188,182	406,080
Previous Year - 2010	249,541	369,437	618,978

Liabilities from other Lease Agreements	220,810	114,511	335,321
Previous Year - 2010	255,541	144,058	399,599

Current Year ended December 31, 2011	2,565,116	5,116,598	7,681,713
Previous Year ended December 31, 2010	2,246,130	6,571,828	8,817,958

Lease agreement - subsequent to year end	135,733	359,262	494,995

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

Cash Outlay
For the fiscal year:	Total
1/1/2011 - 12/31/2011	($)

Interest Expense:	170,222

Corporate Income Taxes Paid (Recovered):	56,939

Total Cash Outlay	227,161

Note 30	SUPPLEMENTAL CASH FLOW DISCLOSURES

The significant non-cash transactions for the year ended December 31, 2011 were as follows:

•	On April 1, 2011, the Company acquired Pavone AG, for 350 KUSD, assumption of $583,991 debt and 1,000,000 shares of its common stock.
•	On June 1, 2011, the Company acquired GroupWare, Inc., for 250 KUSD, assumption of $694,617 debt and 250,000 shares of its common stock.

Notes to the Audited Annual Consolidated Financial Statements

December 31, 2011 – Audited and Restated

GBS Enterprises Incorporated

•	On July 25, 2011, the Company acquired IDC Global, Inc. for 775 KUSD, $35,000 assumption of debt, and 880,000 shares of common stock.
•	On September 27, 2011, the Company acquired SD Holdings Ltd for $525,529 and issued 612,874 shares of Common Stock.

Note 31	SUBSEQUENT EVENTS

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

