Form 10-K/A
period 2012-12-31
GBS Enterprises Inc
filed 2014-05-08
CIK 1413754

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 8, 2014, there were 31,904,291 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 3 (this “Amendment No. 3”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on May 17, 2013 (the “Original Filing”) and subsequently amended on June 14, 2014 (“Amendment No. 1”) and March 4, 2014 (“Amendment No. 2”), to make only the following changes to Item 8 of Form 10-K in Amendment No. 2:

1.	To amend the Annual Consolidated Statements of Equity for the years ended December 31, 2012 and 2011 for an inadvertent printing error;
2.	To add a purchase price allocations to Note 1; and
3.

To amend Note 3 to include 12/31/2011 Balance Sheets, Income Statements and Cash Flow Statements for the Company’s original Form 10-K filing as compared to subsequent amendments, and to include the explanation for such changes.

Other than the foregoing, no changes have been made to Item 8 or the other Form 10-K Items included Amendment No. 2.

This Amendment No. 3 speaks as of the fiscal year ended December 31, 2012 and does not modify or update in any way disclosures made in Amendment No. 2. The Form 10-K Items contained in Amendment No. 2 which have not been duplicated in this Amendment No. 3 are incorporated by reference herein.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31 and 32, respectively, have been re-executed and re-filed as of the date of this Amendment No. 3.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm after the Signature Page of this report.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.:	Description:	Filed an Exhibit to the following Company SEC Filing and Incorporated by Reference herein:
3.1	Articles of Incorporation	Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.1	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010	Form 10-K filed July 16, 2012
3.1.2	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010	Form 10-K/A filed November 7, 2011
3.1.3	Certificate of Incorporation, dated June 5, 2012, of GBS India Private Limited	Form 10-Q filed September 13, 2012
3.2	Bylaws	Form SB-2 (File No: 333-146748) filed January 14, 2008
4.1	Form of Private Placement Warrant	Form S-1(File No.: 333-180626) filed April 9, 2012
4.2	Form of Investor Warrant	Form 8-K filed March 30, 2012
4.3	Warrant, dated April 16, 2012, issued to Joerg Ott	Form 10-K filed April 16, 2012
7.1	Letter from Grant Thornton GmbH, addressed to the Securities and Exchange Commission, dated August 27, 2012.	Form 8-K/A filed August 28, 2012
10.1	Subsidiary Stock Purchase Agreement, dated September 21, 2009, between SWAV Enterprises Ltd. and Pui Shan Lam	Form 8-K filed September 21, 2009
10.2	Asset Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Lotus Holdings Limited	Form 8-K filed April 26, 2010
10.3	Non-Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott	Form 8-K filed April 26, 2010
10.4	Affiliate Stock Purchase Agreement, dated April 26, 2010, between the Selling Stockholders and Joerg Ott	Form 8-K filed April 26, 2010
10.5	Subsidiary Stock Purchase Agreement, dated April 26, 2010, between SWAV Enterprises Ltd. and Pui Shan Lam	Form 8-K filed April 26, 2010
10.6	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and LVM Landwirtschaftlicher Versicherungsverein AG	Form 10-Q/A filed May 20, 2011
10.7	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and MPire Capital City	Form 10-Q/A filed May 20, 2011
10.8	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Stone Mountain Ltd.	Form 10-Q/A filed May 20, 2011

10.9	Stock Purchase Agreement, dated November 3, 2010, between GBS Enterprises Incorporated and Tuomo Tilman	Form 10-Q/A filed May 20, 2011
10.10	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and vbv Vitamin B Venture	Form 10-Q/A filed May 20, 2011
10.11	Stock Purchase Agreement, dated November 5, 2010, between GBS Enterprises Incorporated and Jyrki Salminen	Form 10-Q/A filed May 20, 2011
10.12	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and Delta Consult LP	Form 10-Q/A filed May 20, 2011
10.13	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and GAVF LLC	Form 10-Q/A filed May 20, 2011
10.14	Stock Purchase Agreement, dated January 5, 2011, between GBS Enterprises Incorporated and K Group	Form 10-Q/A filed May 20, 2011
10.15	Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form 8-K filed October 4, 2011
10.16	Amendment, dated October 31, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.17	Amendment, dated November 30, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.18	Amendment, dated December 16, 2011, to that certain Acquisition Agreement, dated September 27, 2011, by and between GBS Enterprises Incorporated, SD Holdings, Ltd. and the Shareholders of SD Holdings Ltd.	Form S-1(File No.: 333-180626) filed April 9, 2012
10.19	Acquisition Agreement, dated June 1, 2011, by and among GBS Enterprises Incorporated, GroupWare AG and the Selling Stockholder of GroupWare AG	Form 8-K filed June 27, 2011
10.20	Acquisition Agreement, dated July 15, 2011, by and among GBS Enterprises Incorporated, IDC Global, Inc., the IDC Shareholders’ Representative and Management Shareholders’ Representative	Form 8-K filed July 28, 2011
10.21*	Consultant Services Agreement, dated February 24, 2012, between GBS Enterprises Incorporated and Green Minds Venture GmbH	Form 8-K filed February 28, 2012
10.22*	Offer Letter, dated January 26, 2012, between the Company and David M. Darsch, as amended	Form 8-K filed March 6, 2012
10.23*	Offer Letter, dated January 26, 2012, between the Company and John A. Moore, Jr., as amended	Form 8-K filed March 6, 2012

10.24*	Offer Letter, dated January 26, 2012, between the Company and Mohammad Shihadah, as amended	Form 8-K filed March 6, 2012
10.25*	Offer Letter, dated February 24, 2012, between the Company and Stephen D. Baksa, as amended	Form 8-K filed March 6, 2012
10.26*	Offer Letter, dated January 23, 2012, between the Company and Woody A. Allen, as amended	Form 8-K filed March 6, 2012
10.27	Securities Purchase Agreement, dated April 16, 2012, between GBS Enterprises Incorporated and Joerg Ott	Form 10-K filed April 16, 2012
10.28	Note Purchase and Security Agreement, dated August 13, 2012, by and between GBS Enterprises Incorporated and John A. Moore, Jr. and Annedenise M. Moore	Form 8-K filed August 16, 2012
10.29	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)	Form 10-Q filed September 13, 2012
10.30	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)	Form 10-Q filed September 13, 2012
10.31	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited	Form 10-Q filed September 13, 2012
10.32	Note Purchase and Security Agreement, dated October 26, 2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.33	Secured Promissory Note, dated October 26,2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.34	Common Stock Purchase Warrant, issued October 26, 2012, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed November 2, 2012
10.35	Note Purchase Agreement, dated October 29, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.36	Promissory Note, dated October 29, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.37	Note Purchase Agreement, dated November 14, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.38	Promissory Note, dated November 14, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.39	Note Purchase and Security Agreement, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.40	Secured Promissory Note, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012

10.41	Common Stock Purchase Warrant, issued November 30, 2012, by GBS Enterprises Incorporated to Pike H. Sullivan	Form 8-K filed December 12, 2012
10.42	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed May 2, 2012
10.43	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2012
10.44	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2012
10.45	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
10.46	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
10.47	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2012
21.1(1)	List of Subsidiaries	Form 10-K/A filed March 4, 2014
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	—
31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	—
32.1(1)	Section 1350 Certification of Principal Executive Officer	—
32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer	—
101.INS(2)	XBRL Instance Document	—
101.SCH(2)	XBRL Schema Document	—
101.CAL(2)	XBRL Calculation Linkbase Document	—
101.DEF(2)	XBRL Definition Linkbase Document	—
101.LAB(2)	XBRL Label Linkbase Document	—
101.PRE(2)	XBRL Presentation Linkbase Document	—

*	Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)	Filed herewith.
(2)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

By: /s/ Markus R. Ernst
Markus R. Ernst
Chief Financial Officer
(Principal Financing and Accounting Officer)

Date: May 8, 2014

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
		#
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

(a) No metric, as this subsidiary was newly formed as of 7/1/2012

Supplemental Pro Forma

Combined Entity Figures

Year End 2012 & 2011

	Consolidated Figures
	Date	Revenue	Comprehensive Income/(Loss)
		($)	($)
GBS Enterprises	1/1/2011 - 12/31/2011	28,273,092	(23,858,538))

GBS Enterprises	1/1/2012 - 12/31/2012	25,735,784	(11,470,748)

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

B.E.R.S. AD.

On November 23, 2012 GBS AG sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN (approximately $ 16,438 USD).

In accordance with ASC 805-30-50-2 the table below represents the purchase price allocations of the above acquistions:

Purchase Price Allocations

	IDC	Pavone	GroupWare	SD Holdings

Purchase price paid
Value GBS shares	$3,256,000	$4,900,000	$1,085,000	$1,256,392
Cash	$775,000	$350,000	$250,000	$525,529
Assumed debt / Other liabilities	($35,000)	($583,991)	($694,617)	($853,116)
Total purchase consideration	$4,066,000	$5,833,991	$2,029,617	$2,635,037

Assets Acquired
Working capital	$883,005		$721,506	$326,405
Trademarks / Tradenames		$319,700	$95,900
Customer relationships	$188,595	$557,900	$218,100
Goodwill	$2,994,400	$4,956,391	$994,111	$2,308,632
TOTAL Enterprise Value	$4,066,000	$5,833,991	$2,029,617	$2,635,037

Note 2	ACCOUNTING POLICIES

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

This is Amendment No. 3 to the financial statements and notes for December 31, 2012.

In accordance with ASC 250, effects of this restatement to the previously reported statements for years ending December 31, 2012 and comparative December 31, 2011 are shown below. Where there were no changes between Amendment No. 3 and Amendment No. 2, these have been grouped together.

	For the twelve months ended
	10K/A – 3 10 K/A - 2	10K/A - 1	10K	10K/A – 3 and 10 K/A – 2 as compared to	10K/A - 1 as compared to 10K
	Restated	Restated	Original	10K/A - 1	Original
	December 31, 2012	December 31, 2012	December 31, 2012	Difference	Difference
	$	$	$	$	$
Assets
Current Assets
Cash and cash equivalents	1,154,602	1,154,602	(4,159,318)	0	5,313,920
Accounts receivable	4,143,448	4,143,448	4,914,640	0	(771,192)
Inventories	0			0
Prepaid expenses	84,304	84,304	160,095	0	(75,791)
Other receivables	676,976	676,976	676,976	0	0
Assets held for sale	384,862	384,862	2,231,507	0	(1,846,645)
Total current assets	6,444,192	6,444,192	9,137,820	0	(2,693,628)

Assets held for sale	1,846,645	1,846,645	0	0	1,846,645
Property, plant and equipment	332,839	332,839	332,839	0	0
Other non-current receivables	428,422	428,422	428,421	0	1
Deferred tax assets	1,132,103	1,132,103	4,823,871	0	(3,691,768)
Goodwill	34,254,881	34,254,881	36,206,460	0	(1,951,579)
Software	12,207,031	12,207,031	13,724,170	0	(1,517,139)
Other assets	156,379	156,379	156,379	0	0
Total non-current assets	50,358,300	50,358,300	55,672,140	0	(5,313,840)

Total assets	56,802,492	56,802,492	64,809,961	0	(8,007,469)

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,277,407	2,313,572	0	(1,036,165)	2,313,572
Liabilities to banks	6,774	6,774	6,774	0	0
Accounts payable and accrued liabilities	6,241,733	6,241,733	10,846,650	0	(4,604,917)
Other liabilities	860,032	860,032	860,032	0	0
Deferred income	6,099,570	6,099,570	6,099,570	0	0
Due to related parties	3,152,034	2,115,869	48,068	1,036,165	2,067,801
Liability held for sale	589,634	589,634	749,532	0	(159,898)
Total current liabilities	18,227,184	18,227,184	18,610,626	0	(383,442)

Liabilities to banks	3,716,102	3,716,102	3,716,101	0	1
Deferred tax liabilities	0	0	874,551	0	(874,551)
Retirement benefit obligation	165,876	165,876	165,876	0	0
Liability held for sale	159,898	159,898	0	0	159,898
Total non-current liabilities	4,041,876	4,041,876	4,756,528	0	(714,652)

Total liabilities	22,269,060	22,269,060	23,367,154	0	(1,098,094)

Shareholders' equity
Capital Stock
Authorized:
75,000,000 common shares and 25,000,000 preferred shares each with a par value of $.001
Issued and outstanding

	29,462	29,462	29,462	0	0
Additional paid in capital	49,691,195	49,691,195	49,391,663	0	299,532
Accumulated deficit	(18,974,582)	(18,974,582)	(15,706,308)	0	(3,268,274)
Other comprehensive income	442,841	442,841	313,139	0	129,702
Total shareholders' equity	31,188,916	31,188,916	34,027,957	0	(2,839,041)

Noncontrolling interest in subsidiaries	3,344,516	3,344,516	7,414,850	0	(4,070,334)

Total equity and liabilities	56,802,492	56,802,492	64,809,961	0	(8,007,469)

Balance Sheet

Explanations to above changes: 10K-A No. 1 as compared to 10K as Originally Filed

Line Item	Explanation of Difference
Cash and cash equivalents	Inadvertent printing error
Accounts receivable	Reclassification to Goodwill ($700k) and bad debt expense($71k)
Prepaid expenses	Reclassification to Accounts payable ($76k)
Assets held for sale	Reclassification to Non-current assets held for sale ($1847k)
Other non-current receivables	Rounding
Deferred tax assets	Reclassification to Tax expense (Income)
Goodwill	Reclassification of $700K from Accounts receivable; ($90k) to Other income; ($2,561k) to write down of goodwill
Software	Reclassification to Intangible write down ($1,517k)
Notes payable	Reclassification from Accounts payable ($2,314k)
Accounts payable and accrued liabilities	Reclassification to Notes payable ($2,314k); prepaid expenses ($76k); legal ($76k); Due to related parties ($2,067k); audit expense ($72k)
Due to related parties	Reclassification from Accounts payable ($2,067k)
Liability held for sale	Reclassification to long term liabilities held for sale
Liabilities to banks	Rounding
Deferred tax liabilities	Reclassification of tax assets
Liability held for sale	Reclassification from short term liabilities held for sale
Additional paid in capital	Reclassification of interest expense ($27K); administrative expenses through warrants ($ 272k)
Accumulated Deficit	Reclassification from Other Income/Expense ($3,268k)

Explanations to above changes: 10K-A No. 3 and 10K-A No. 2 as compared to 10K-A No. 1

Balance Sheet

Line Item	Explanation of Difference
Notes payable	Reclassification to Due to related parties($1,036k)
Due to related parties	Reclassification from Notes payable ($1,036k)

	For the twelve months ended
	10K/A – 3 10K/A – 2	10K/A - 1	10K	10K/A – 3 and 10 K/A – 2 as compared	10K/A - 1 as compared to 10K
	Restated	Restated	Original	to 10K/A - 1	Original
	December 31, 2012	December 31, 2012	December 31, 2012	Difference	Difference
	$	$	$	$	$
Revenues
Products	21,195,435	21,195,435	21,266,627	0	(71,192)
Services	4,540,349	4,540,349	4,540,349	0	0
	25,735,784	25,735,784	25,806,976	0	(71,192)
Cost of goods sold
Products	5,638,228	5,638,228	5,638,228	0	0
Services	8,976,846	8,976,846	8,711,016	0	265,830
	14,615,074	14,615,074	14,349,245	0	265,829

Gross profit	11,120,710	11,120,710	11,457,731	0	(337,021)

Operating expenses
Selling expenses	12,102,534	12,102,534	12,102,534	0	0
Administrative expenses	5,962,875	5,962,875	5,837,796	0	125,079
General expenses	1,500,086	1,500,086	4,458,185	0	(2,958,099)
	19,565,495	19,565,495	22,398,515	0	(2,833,020)

Operating Loss	(8,444,785)	(8,444,785)	(10,940,783)	0	2,495,998

Other Income (Expense)
Other income (expense)	(1,054,734)	(1,054,734)	5,806,253	0	(6,860,987)
Interest income	3,027	3,027	3,027	0	0
Interest expense	(480,086)	(480,086)	(453,386)	0	(26,700)
	(1,531,793)	(1,531,793)	5,355,894	0	(6,887,687)

Loss before income taxes	(9,976,578)	(9,976,578)	(5,584,889)	0	(4,391,689)

Income tax (income) expense	1,432,252	1,432,252	(1,384,965)	0	2,817,217

Net Loss	(11,408,830)	(11,408,830)	(4,199,924)	0	(7,208,906)

Discontinued operations (net of tax)	40,607	40,607	40,607	0	0

Net Loss attributable to non controlling interest	(4,541,307)	(4,541,307)	(600,676)	0	(3,940,631)

Net Loss attributable to shareholders	(6,826,916)	(6,826,916)	(3,612,971)	0	(3,213,945)

Other Comprehensive Loss	(102,525)	(102,525)	(108,443)	0	5,918

Total Comprehensive Loss attributable to stockholders	(6,878,281)	(6,878,281)	(3,612,971)	0	(3,265,310)

Basic and diluted loss per share	(0.233)	(0.233)	(0.123)	0	(0)

Weighted average number of shares outstanding	29,461,664	29,461,664	29,461,664	0	0

Statement of Operations and Comprehensive Loss

Explanations to above changes: 10K-A No. 1 as compared to 10K as Originally Filed

Line Item	Explanation of Difference
Revenues - Product	Reclassification from Accounts receivable – bad debt expense ($71k)
Cost of goods sold - Service	Correction to capitalized labor costs ($265k)
Administrative expenses	Reclassification from Additional Paid-In ($272k); Reclassification to Accounts payable ($147k)
Other Income (expense)	Reclassification to Accumulated Deficit ($3,268k);
Interest expense	Reclassification from Additional Paid-In Capital ($27k)
Income tax (income) expense	Reclassification from Deferred tax assets ($3,692k) and Deferred tax liabilities ($875k)

	For the twelve months ended
	10K/A – 3 10 K/A - 2	10K/A - 1	10K	10K/A – 3 and 10 K/A – 2 as compared to	10K/A - 1 as compared to 10K
	Restated	Restated	Original	10K/A - 1	Original
	December 31, 2012	December 31, 2012	December 31, 2012	Difference	Difference
	$	$	$	$	$
Cash flow from operating activities
Net loss / net income	(11,368,223)	(11,368,223)	(4,159,318)	0	(7,208,905)
Income from discontinued operations	(40,607)	0	0	(40,607)	0
Adjustments
Deferred income taxes	1,319,697	1,319,697	(556,679)	0	1,876,376
Depreciation and amortization	4,148,915	4,816,098	4,816,098	(667,183)	0
Loss from equity investment	227,781	244,219	46,754	0	197,465
Consulting Expense	272,832	0	0	272,832	0
Write-down of Intangibles	1,517,139	0	0	1,517,139	0
Minority interest losses	0	(4,541,307)	(600,676)	4,541,307	(3,940,631)
Interest Expense	26,700	0	0	26,700	0
Foreign exchange
Changes in operating assets and liabilities
Accounts receivable and other assets	1,073,620	953,133	536,124	120,487	417,009
Retirement benefit obligation	15,244	15,244	(15,244)	0	30,488
Inventories	236,712	236,712	263,712	0	(27,000)
Accounts payable and other liabilities	(5,737,266)	2,539,440	1,181,226	(8,276,706)	1,358,214
Net cash provided by operating activities	(8,307,406)	(5,784,987)	1,484,997	(2,522,469)	(7,269,984)
Net cash provided (used) by discontinued	70,661	0	0	70,661	0

Cash flow from investing activities
(Increase) Decrease of intangible assets	(3,378,072)	(3,516,593)	(3,516,593)	138,521	0
(Increase) Decrease of property, plant and equipment	(56,262)	(189,137)	(56,262)	132,875	(132,875)
(Purchase) Sale of subsidiaries	1,020,500	2,498,257	2,498,257	(1,477,757)	0
(Increase) Decrease in Financial assets	3,946,222	(416,357)	278,676	4,362,579	(695,033)
Purchase of financial assets				0	0
Net cash used in investing activities	1,532,388	(1,623,830)	(795,922)	3,156,218	(827,908)

Cash flow from financing activities
Net borrowings - banks	239,798	(239,798)	(237,797)	479,596	(2,001)
Other borrowings	(104,414)	3,392,208	2,273,737	(3,496,622)	1,118,471
Net Borrowings from related party	2,719,613	0	0	2,719,613	0
Capital paid in	1,947,500	2,244,877	(2,065,692)	(297,377)	4,310,569
Net cash used in financing activities	4,802,497	5,397,287	215,720	(594,790)	5,181,567

Effect of exchange rate changes on cash	(85,796)	(84,689)	(84,689)	(1,107)	0

Net increase in cash	(1,987,706)	(2,096,219)	(2,096,220)	108,513	1
Cash and cash equivalents - Beginning of the period	3,142,308	3,250,821	3,250,821	(108,513)	0

Cash and cash equivalents - End of period	1,154,602	1,154,602	1,154,602	0	0

Statement of Cash Flows

Explanations to above changes: 10K-A No. 1 as compared to 10K as Originally Filed

Changes to the Statement of Cash Flows upon restatement are directly attributable to changes noted in the Balance Sheet and Statement of Operations.

Explanations to above changes: 10K-A No. 3 and 10K-A No. 2 as compared to 10K-A No. 1

Restatement discloses separately the cash flows from discontinued operations.

Statement of Equity

10 - K/A - 3

Net comprehensive loss for the year				(51,365)	(6,826,916)	(4,592,467)	(11,470,748)

Balance, December 31, 2012	29,461,664	29,462	49,691,195	442,841	(18,974,582)	3,344,516	34,533,432

10 - K/A – 2

Net comprehensive loss for the year				(51,365)	0	(51,160)	102,525

Balance, December 31, 2012	29,461,664	29,462	49,691,195	442,841	(12,147,666)	7,885,283	45,901,655

Explanations to above changes: 10K-A No. 3 as compared to 10K-A No. 2

Inadvertent printing error to Net comprehensive loss for the year

	For the twelve months ended
	10K/A – 3 10 K/A - 2	10K/A - 1	10K	10K/A – 3 and 10 K/A – 2 as compared	10K/A - 1 as compared
	Restated	Restated	Original	to 10K/A - 1	to 10K
	December 31, 2011	December 31, 2011	December 31, 2011	Difference	Difference
	$	$	$	$	$
Assets
Current Assets
Cash and cash equivalents	3,142,308	3,250,821	(23,732,781)	(108,513)	26,983,602
Accounts receivable	4,850,507	5,007,194	4,886,788	(156,687)	120,406
Inventories	236,712	236,712	236,712	0
Prepaid expenses	389,772	444,147	444,147	(54,375)	0
Other receivables	680,693	1,020,010	1,020,010	(339,317)	0
Assets held for sale	682,999	24,107	24,107	658,892	0
Total current assets	9,982,991	9,982,991	9,862,585	0	120,406

Assets held for sale	1,388,723	0	0	1,388,723	0
Property, plant and equipment	521,976	1,604,994	1,604,994	(1,083,018)	0
Other non-current receivables	548,909	548,909	548,909	0	0
Investment in related companies	244,219	244,219	244,219	0	0
Deferred tax assets	2,451,800	2,748,800	3,945,272	(297,000)	(1,196,472)
Goodwill	39,221,603	39,221,603	39,221,603	0	0
Software	14,249,905	14,258,610	14,258,610	(8,705)	0
Other assets	93,268	93,268	93,268	0	0
Total non-current assets	58,720,403	58,720,403	59,916,875	0	(1,196,472)

Total assets	68,703,394	68,703,394	69,779,460	0	(1,076,066)

Liabilities and shareholders' equity
Current liabilities
Notes payable	1,381,821	1,381,821	1,381,821	0	0
Liabilities to banks	19,595	19,595	19,595	0	0
Accounts payable and accrued liabilities	6,078,711	6,491,565	6,872,665	(412,854)	(381,100)
Other liabilities	4,252,240	4,256,410	4,256,410	(4,170)	0
Deferred income	6,341,575	6,476,582	6,476,582	(135,007)	0
Due to related parties	432,421	432,421	51,321	0	381,100
Liability held for sale	552,031	0	0	552,031	0
Total current liabilities	19,058,394	19,058,394	19,058,394	0	0

Liabilities to banks	3,463,483	3,463,483	3,463,483	0	0
Deferred tax liabilities	0	0	1,196,472	0	(1,196,472)
Retirement benefit obligation	150,632	150,632	150,632	0	0
Other liabilities	2,266,075	2,273,737	2,273,737	(7,662)	0
Liability held for sale	7,662	0	0	7,662	0
Total non-current liabilities	5,887,852	5,887,852	7,084,324	0	(1,196,472)

Total liabilities	24,946,246	24,946,246	26,142,718	0	(1,196,472)

Shareholders' equity
Capital Stock
Authorized:
75,000,000 common shares and 25,000,000 preferred shares each with a par value of $.001
Issued and outstanding

	27,307	27,307	27,248	0	59
Additional paid in capital	47,446,318	47,446,318	47,325,971	0	120,347
Accumulated deficit	(12,147,666)	(12,147,666)	(12,147,666)	0	0
Other comprehensive income	494,206	494,206	494,206	0	0
Total shareholders' equity	35,820,165	35,820,165	35,699,759	0	120,406

Noncontrolling interest in subsidiaries	7,936,983	7,936,983	7,936,983	0	0

Total equity and liabilities	68,703,394	68,703,394	69,779,460	0	(1,076,066)

Balance Sheet

Explanations to above changes: 10K-A No.1 as compared to 10K as Originally Filed

Line Item	Explanation of Difference
Cash and cash equivalents	Inadvertent Printing Error
Accounts receivable	Reclassification against Equity
Deferred tax assets	Reclassification against Deferred Tax Liabilities
Accounts payable and accrued liabilities	Reclassification from Notes Payable to Due to related parties
Due to related parties	Reclassification from Notes Payable to Due to related parties
Deferred tax liabilities	Reclassification against Deferred Tax Assets
Capital Stock and Additional paid in capital	Reclassification against Accounts Receivable

Explanations to above changes: 10K-A No. 3 and 10K-A No. 2 Compared to 10K-A No. 1

Line Item	Explanation of Difference
Cash and cash equivalents	Reclassification to Assets held for sale - current ($109k)
Accounts receivable	Reclassification to Assets held for sale - current ($157k)
Prepaid expenses	Reclassification to Assets held for sale - current ($54k)
Other receivables	Reclassification to Assets held for sale - current ($339k)
Assets held for sale - current	Reclassification to Assets held for sale - current ($659k)
Assets held for sale - non-current	Reclassification to Assets held for sale - non-current ($1,389k)
Property, plant and equipment	Reclassification to Assets held for sale - non-current ($1,083k)
Deferred tax assets	Reclassification to Assets held for sale - non-current ($297k)
Software	Reclassification to Assets held for sale - non-current ($9k)
Accounts payable and accrued liabilities	Reclassification to liabilities held for sale - current ($413k)
Other liabilities	Reclassification to liabilities held for sale - current ($4k)
Deferred income	Reclassification to liabilities held for sale - current ($135k)
Liabilities held for sale - current	Reclassification to liabilities held for sale - current ($552k)
Other liabilities	Reclassification to liabilities held for sale - non-current ($8k)
Liability held for sale - non-current	Reclassification to liabilities held for sale - non-current ($8k)

	For the twelve months ended
	10K/A – 3 10 K/A - 2	10K/A - 1	10K	10K/A – 3 and 10K/A – 2 as compared to	10K/A - 1 as compared
	Restated	Restated	Original	10K/A -1	10K
	December 31, 2011	December 31, 2011	December 31, 2011	Difference	Difference
	$	$	$	$	$
Revenues
Products	21,787,910	21,787,910	21,787,910	0	0
Services	6,485,182	6,485,182	6,485,182	0	0
	28,273,092	28,273,092	28,273,092	0	0
Cost of goods sold
Products	5,575,747	5,575,747	5,575,747	0	0
Services	10,322,435	10,322,435	10,322,435	0	0
	15,898,182	15,898,182	15,898,182	0	0

Gross profit	12,374,910	12,374,910	12,374,910	0	0

Operating expenses
Selling expenses	15,426,600	15,426,600	15,426,600	0	0
Administrative expenses	6,160,961	6,160,961	2,858,679	0	3,302,282
General expenses	926,129	926,129	926,129	0	0
	22,513,690	22,513,690	22,513,690	0	0

Operating income	(10,138,779)	(10,138,779)	(10,138,779)	0	0

Other Income (expense)
Other Income (expense)	(15,894,738)	(15,894,738)	(15,894,738)	0	0
Interest income	33,948	33,948	33,948	0	0
Interest expense	(406,407)	(406,407)	(406,407)	0	0
	(16,267,197)	(16,267,197)	(16,267,197)	0	0

Income (loss) before income taxes and discontinued operations	(26,405,976)	(26,405,976)	(26,405,976)	0	0

Income tax (income) expense	(2,151,211)	(2,151,211)	(2,151,211)	0	0

Net income (loss)	(24,254,765)	(24,254,765)	(24,254,765)	0	0

Discontinued operations (net of tax)	521,979	521,979	521,979	0	0

Net income (loss) attributable to non controlling interest	(23,732,786)	(23,732,786)	(23,732,786)	0	0

Net income (loss) attributable to stockholders	(12,165,298)	(12,165,298)	(12,750,279)	0	584,981

Other comprehensive income (loss)	(63,001)	(63,001)	(63,001)	0	0

Net income (loss) and comprehensive income (loss) attributed to shareholders	(12,228,299)	(12,228,299)	(12,750,279)	0	521,980

Basic and diluted income (loss) per share	(0.449)	(0.449)	(0.468)	0.000	0.019

Weighted average number of shares outstanding	27,247,958	27,247,958	27,247,958	0	0

Statement of Operations and net comprehensive loss

Explanations to above changes: 10K-A No. 1 as compared to 10K as Originally Filed

Line Item	Explanation of Difference

Administrative expenses	Inadvertent Printing Error

Net income (loss) attributable to stockholders	Inadvertent Printing Error

Net income (loss) and comprehensive income (loss) attributed to shareholders	Inadvertent Printing Error

	For the twelve months ended
	10K/A – 3 10 K/A - 2	10K/A - 1	10K	10K/A – 3 and 10K/A – 2 as compared to	10K/A - 1 as compared
	Restated	Restated	Original	10K/A -1	to 10K
	December 31, 2011	December 31, 2011	December 31, 2011	Difference	Difference
	$	$	$	$	$
Cash flow from operating activities
Net loss / net income	(23,732,787)	(23,732,787)	(23,732,787)	0	0
Income from discontinued operations	(521,979)	0	0	(521,979)	0
Adjustments
Deferred income taxes	(2,193,941)	6,796,982	6,796,982	(8,990,923)	0
Depreciation and amortization	5,840,688	5,035,732	5,035,732	804,956	0
Loss from equity investment		85,599	85,599	(85,599)	0
Loss on sale of assets		266,269	0	(266,269)	266,269
Consulting expense	34,000	0	0	34,000	0
Minority interest losses		(143,736)	(143,736)	143,736	0
Interest Expense		0	0	0	0
Changes in operating assets and liabilities
Accounts receivable and other assets	4,147,043	(2,139,084)	(2,139,084)	6,286,127	0
Retirement benefit obligation	(3,433)	3,686	3,686	(7,119)	0
Inventories	(236,712)	114,172	114,172	(350,884)	0
Accounts payable and other liabilities	(1,031,853)	5,755,795	5,755,795	(6,787,648)	0
Net cash provided by operating activities	(17,698,974)	(7,957,372)	(7,957,372)	(9,741,602)	0
Net Cash provided (used) by discontinued	(990,050)	388,396	0	(1,378,446)	388,396

Cash flow from investing activities
Purchase or Sale of intangible assets	(3,941,396)	(2,141,612)	(2,141,612)	(1,799,784)	0
Purchase or Sale of Property, plant and equipment	0	(161,037)	(161,037)	161,037	0
Purchase or Sale of equity invest	(244,219)	0	0	(244,219)	0
Purchase or Sale of subsidiaries	(1,910,529)	3,715,077	3,715,077	(5,625,606)	0
(Increase) Decrease in Financial assets	13,465,619	321,515	321,515	13,144,104	0
Net cash used in investing activities	7,369,475	1,733,943	1,733,943	5,635,532	0

Cash flow from financing activities
Net borrowings – banks	2,651,919	(2,484,597)	(2,484,597)	5,136,516	0
other borrowings	(59,442)	2,460,438	2,460,438	(2,519,880)	0
Net Borrowings from related party	432,421	830,156	0	(397,735)	830,156
Capital paid in	9,703,920	6,678,950	6,678,950	3,024,970	0
Net cash used in financing activities	12,728,818	7,484,947	7,484,947	5,243,871	0

Effect of exchange rate changes on cash	(139,029)	(144,058)	(144,058)	5,029	0

Net increase in cash	1,270,240	1,505,856	1,505,856	(235,616)	0
Cash and cash equivalents - Beginning of the period	1,872,068	1,744,965	1,744,965	127,103	0

Cash and cash equivalents - End of period	3,142,308	3,250,821	3,250,821	(108,513)	0

Cash Flow Statement

Explanations to above changes: 10K-A No.1 as compared to 10K as Originally filed

Changes to the Statement of Cash Flows upon restatement are directly attributable to changes noted in the Balance Sheet and Statement of Operations. The exception is that the restatement discloses separately the cash flows from discontinued operations

Explanations to above changes: 10K-A No. 3 and 10 K-A No. 2 as compared to 10K-A No. 1

The restatement discloses separately the cash flows from discontinued operations.

Note 4	SUBSIDIARY COMPANIES

The subsidiaries listed below were included in the basis of consolidation (KUSD = 1,000’s of US Dollars):

		Stockholders' Equity				Profit
		as of	Percentage of			of the	Date
		12.31.12	Subscribed Capital			consolidated year	of the
Subsidiary	Headquarters	KUSD	KUSD	in %	Ownership	KUSD	First Consolidation

GROUP Business Software (UK) Ltd.	Manchester	(1,334)	24	1	I	(66)	12/31/05
GROUP Business Software Corp.	Woodstock	(12,328)	1	1	I	(4,367)	12/31/05
Permessa Corporation	Waltham	10	0	1	I	682	09/22/10
Relavis Corporation	Woodstock	(819)	2	1	I	(10)	01/08/07
GROUP Business Software AG	Eisenach	23,897	35,658	1	I	(655)	06/01/11
Pavone GmbH	Boeblingen	(1,223)	44	1	D	(503)	01/04/11
Groupware Inc.	Woodstock	(482)	1	1	D	0	01/06/11
IDC Global, Inc.	Chicago	2,442	0	1	D	128	07/25/11
GBS India	Chennai	101	14	1	D	89	09/30/12

D - Direct Subsidiary
I - Indirect Subsidiary

The above table reflects the individual companies owned at period end.

Note 5	CASH AND CASH EQUIVALENTS

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

Property, Plant and Equipment kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12/31/2011	8,460	7,938	522
Additions	280	339
Disposals	(1,411)	(208)
Currency differences	118	110
Reclassifications	(240)	(1,305)
Restated 12/31/2012	7,207	6,874	333

Note 11	NON-OPERATING RECEIVABLES

The major components of the Non-Operating Receivables include the following:

	KUSD Restated	KUSD Restated
	12/31/2012	12/31/2011
Receivable from sale of GEDYS IntraWare GmbH
Balance outstanding, payable in monthly installments of $20,006, bearing interest at prime plus .25%, not be greater than 2% per annum	0	777
Current portion, included in other current receivables	0	233
	0	544
Cooperative shares	1	0

Other long term receivables	427	5
Balance	428	549

Note 12	GOODWILL

Goodwill derives from the following business acquisitions:

December 31, 2012	1/1/2012	Additions	Adjustments	Written Off	12/31/2012
GROUP Business Software AG	20,194.4	0.0	(1,768.8)	0.0	18,425.6
GROUP Business Software Corp	2,177.5	0.0	0.0	2,177.5	0.0
GROUP Live N.V.	0.0	0.0	0.0	0.0	0.0
GROUP Business Software Ltd.	2,765.1	0.0	0.0	0.0	2,765.1
EbVokus Software GmbH	443.6	0.0	0.0	443.6	0.0
Relavis Corporation	0.0	0.0	0.0	0.0	0.0
Permessa Corporation	2,387.4	0.0	0.0	0.0	2,387.4
Pavone GmbH	5,950.5	0.0	0.0	0.0	5,950.5
IDC Global Inc.	2,994.4	0.0	0.0	0.0	2,994.4
SD Holdings	2,308.7	0.0	0.0	2,308.7	0.0
GBS India	0.0	1,731.8	0.0	0.0	1,731.8

Totals	39,221.6	1,731.8	(1,768.8)	4,929.8	34,254.9

December 31, 2011	1/1/2011	Additions	Adjustments	Written Off	12/31/2011
GROUP Business Software AG	14,597.3	8,705.5	0.0	3,108.4	20,194.4
GROUP Business Software Corp	2,177.5	0.0	0.0	0.0	2,177.5
GROUP Live N.V.	1,324.2	0.0	0.0	1,324.2	0.0
GROUP Business Software Ltd.	2,765.1	0.0	0.0	0.0	2,765.1
EbVokus Software GmbH	443.6	0.0	0.0	0.0	443.6
Relavis Corporation	7,288.3	0.0	0.0	7,288.3	0.0
Permessa Corporation	2,387.4	0.0	0.0	0.0	2,387.4
Pavone GmbH	0.0	5,950.5	0.0	0.0	5,950.5
IDC Global Inc.	0.0	2,994.4	0.0	0.0	2,994.4
SD Holdings	0.0	2,308.7	0.0	0.0	2,308.7

Totals	30,983.4	19,959.1	0.0	11,720.9	39,221.6

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

Concessions and licenses kUSD	Development of the cost	Development of accumulated depreciation	Balance

Restated 12/31/2011	33,085.1	18,835.2	14,249.9
Additions	1,269.3	1,266.2
Disposals	(244.5)	(5.8)
Currency differences	895.2	736.1
Reclassifications	(715.9)	-
Impairment charge	(1,250.5)	-
Restated 12/31/2012	33,038.7	20,831.7	12,207.0

Note 14	OTHER ASSETS

This includes of 156 KUSD primarily from rent and other security deposits (December 31, 2011 restated year end: 93 KUSD).

Note 15	NOTES PAYABLE

A breakdown of the Notes Payable of $ 1,277,407 as of December 31, 2012 (December 31, 2011 restated year end: $1,381,821) is as follows:

	Date of		Interest		Related Party	Unrelated Party
Lender	Loan	Principal	Accrued	Total	Loan	Loan	Due Date
		$	$	$
Director	7/5/2012	50,000	2,084	52,084	52,084		1/5/2013
Unrelated Investor	7/5/2012	250,000	10,421	260,421		260,421	1/5/2013
Director	7/5/2012	252,500	10,526	263,026	263,026		1/5/2013
Director	8/13/2012	1,000,000	76,712	1,076,712	1,076,712		8/13/2013
Director	10/26/2012	1,000,000	36,165	1,036,165	1,036,165		10/26/2013
Unrelated Investor	11/30/2012	500,000	8,493	508,493		508,493	11/30/2013
Unrelated Investor	11/30/2012	500,000	8,493	508,493		508,493	11/30/2013

	Total	3,552,500	152,894	3,705,394	2,427,987	1,277,407

•	On July 5, 2012, the Company entered into three separate unsecured convertible promissory notes, for a total of $552,500 bearing interest at 8.5% and due January 5, 2013. The conversion options were not exercised. Two of the investors were directors. The Company also issued common stock purchase warrants, entitling the holders to purchase 550,000 shares of common stock at $1.00 for a period of 3 years from issuance. The discounted value of the loans, using a rate of 20% was determined to be $528,800 and the discount of $26,700 was charge to debt discount and credited to additional paid in capital. The discount was amortized and charged to operations in 2012

•	On August 13, 2012, the Company entered into a note purchase and security agreement with John A. Moore, a member of the Board. Pursuant to the agreement, the Company issued a secured promissory note, dated October 26, 2012, to Mr. Moore for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted Mr. Moore a secured priority security interest in the Company’s Accounts Receivable and its subsidiaries located in the United States of America. Pursuant to the loan agreement the Company issued a common stock purchase warrant, which entitled the holder to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. In connection with the loan agreement, on February 22, 2013, the Company and Mr. Moore amended the note whereby Mr. Moore agreed to convert the interest due under the Note into shares of common stock of the Company at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore.

•	On October 26, 2012, the Company entered into a note purchase and security agreement with Stephen D. Baksa, a member of the Board. Pursuant to the loan agreement, the Company issued a secured promissory note, dated October 26, 2012, to Mr. Baksa for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Baksa a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. then owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

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

•	On November 30, 2012, the Company entered into two Note Purchase and Security Agreements pursuant to which the Company sold two secured promissory notes to two separate lenders in the aggregate principal amount of $1,000,000 bearing interest at a rate of 20% per year and maturing on the first anniversary date of the issuance with no prepayment penalty. To secure the obligations of the Company under the Note, the Company granted the Lenders all the Company’s right, title and interest in and to its shares of one of its subsidiaries, IDC Global, Inc.

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

KUSD	Restated				Currency	Restated
	12/31/2011	Utilization	Dissolution	Increase	Differences	12/31/2012

Tax provision	32	(32)	0	57	0	57
Salary	859	(489)	24	451	16	861
Vacation	439	(303)	30	137	12	315
Workers Compensation Insurance Association	27	(21)	0	17	1	24
Compensation Levy for Non-Employment of Severely Handicapped Persons	17	(16)	0	18	0	19
Outstanding Invoices	882	(626)	60	722	22	1,059
Annual Financial Statement Costs	401	(279)	0	0	4	126
Other Provisions	367	(221)	0	294	6	446
Warranties	60	(4)	0		41	96
Gesture of Goodwill	160	(160)				0
Provision for Legal Costs	71	(4)	0		5	72
Severance	0	0	0	70	0	70
Total	3,314	(2,155)	114	1,766	107	3,147

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

Note 19	OTHER LIABILITIES-SHORT TERM

Other Short-Term Liabilities	12/31/2012	12/31/2011
	Restated	Restated
	KUSD	KUSD
Purchase Assets L911	0	1,094
Purchase Assets Permessa	750	1,900
Tax Liabilities	0	724
Purchase Archiving Software	0	324
Other Liabilities	110	210
	860	4,252

Note 20	LIABILITIES TO BANKS – LONG TERM

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

	12/31/2012	12/31/2011
	Restated	Restated
	KUSD	KUSD
Accounts payable and Accruals:
A company owned by the CFO	72	21.1
A company owned by the CEO	493.6	360
Board of Directors fees and outstanding expenses	110.4	-
Notes payable (per Note 14)	2,428	-
Due to associated company	48.1	51.3
	3,152.10	432.4

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

Transactions occurring in 2012

•	In March, 2012 an investor exercised their private purchase warrant and bought 5,000 shares of common stock for net proceeds of $7,500.

•	Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

•	On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then CEO and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities

•	On April 28, 2012, $632,500 in notes payable were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Note pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On April 30, 2012, $460,000 in notes payable to Lotus were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then CEO and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•	On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

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

	# of shares allowed to	Issue	Expiry	Strike	Fair value at				Balance End of
	purchase	Date	Date	Price	Issuance		Issued	Exercised	Period
	#			$	$		#	#	#
Opening - Jan 1, 2011	2,000,000	10/1/2010	6/1/2013	4.00	-		-	-	2,000,000
Issued for financing services		3/11/2011	3/14/2014	1.50	-		707,280	-	707,280
Issued for financing services		3/28/2011	3/24/2014	1.50	-		15,000	-	15,000
sold with share units		3/31/2011	3/31/2014	1.50	-		6,044,000	2,020,000	4,024,000
Issued for consulting services		4/1/2011	4/1/2014	1.50	34,000	(1)	100,000	-	100,000
Closing - Dec 31, 2011							6,866,280	2,020,000	6,846,280

Opening - Jan 1, 2012	6,846,280							5,000	6,841,280
Amended	(2,000,000)	10/1/2010	6/1/2013	4.00	-		-	-	-
Reissued	2,000,000	6/1/2012	6/1/2015	1.00	556,785		-	-	-
Issued for legal services		3/31/2012	3/31/2012	1.10	270,208	(2)	250,000	-	250,000
Issued for nominal value		3/28/2012	3/28/2015	0.50	2,457,662		2,020,000	900,000	1,120,000
Sold with share units		4/16/2012	4/16/2015	1.50	90,000		120,000	-	120,000
Issued with debt conversion		4/28/2012	4/28/2015	1.75	-		550,000	-	550,000
Issued with debt conversion		4/30/2012	4/30/2015	1.75	-		500,000	-	500,000
Sold with share units		5/10/2012	5/10/2015	1.50	25,800		30,000	-	30,000
Issued with debt		7/5/2012	7/5/2012	0.50	26,500		550,000	-	550,000
Issued with debt		8/13/2012	8/13/2015	0.35	-		100,000	-	100,000
Issued with debt		10/26/2012	10/29/2015	0.20	-		500,000	500,000	-
Issued with debt		11/30/2012	11/30/2015	0.20	-		500,000	250,000	250,000
Issued for consulting services		12/21/2012	12/21/2015	0.21	2,624	(1)	16,875	-	16,875
Closing - Dec 31, 2012							5,136,875	1,655,000	10,328,155

(1) recorded as consulting expense

(2) recorded as legal expense

The weighted average exercise price at December 31, 2012 was $0.32

The weighted average exercise price at December 31, 2011 was $ 2.23

Note 24	REVENUE ALLOCATION

Gross revenue may be broken down by the following products for the twelve months ended December 31, 2012 are as follows:

Sales Revenues	12/31/2012 Restated	12/31/2011 Restated
	KUSD	KUSD

Licenses	4,244	5,004
Maintenance	10,802	11,343
Partner Contribution	0	0
Service	4540	6,485
Third-Party Products	2,905	2,302
LND Third-Party Products	3,114	2,960
Others	131	179
	25,736	28,273

Revenues by geographical area for the twelve months ended December 31, 2012 are as follows:

Sales Revenues	12/31/2012 Restated	12/31/2011 Restated
by geographic area	KUSD	KUSD

US	10,689	9,232
Germany	14,211	17,932
United Kingdom	836	1,109

	25,736	28,273

Long-lived assets by geographical area, which primarily include property plant and equipment, are as follows:

Long-lived assets	12/31/2012 Restated	12/31/2011 Restated
by geographic area	KUSD	KUSD

US	124	204
Germany	206	292
United Kingdom	3	3
Others	0	23
	333	522

Note 25	OTHER INCOME (EXPENSE)

At the financial statement date, Other expense was 1,532 KUSD (December 31, 2011 restated Other expense: 16,267 KUSD).

Other Income / Expense	12/31/2012 Restated KUSD	12/31/2011 Restated KUSD
Other Expense	(1,055)	(15,895)
Interest Income	3	34
Interest Expense	(480)	(406)
Ending Balance Other Expense	(1,532)	(16,267)

Note 26	DEFERRED INCOME TAXES

The following schedule details the reconciliation of the Consolidated Earnings Before Taxes to the Income Tax Expense per the Consolidated Profit and Loss Statement:

	12/31/2012	12/31/2011
	Restated	Restated
	KUSD	KUSD
Statutory rate	23.0% - 34.0%	23.0% - 34.0%

Expected income taxes recovery at the statutory rate	(2,285)	(6,512)

Effect of change in tax rate	(194)	593
Permanent differences	430	1,061
Temporary differences	813	66
Price allocation from consolidation	(86)	2,287
Change in deferred income tax asset	(735)	354
Valuation allowance	3,490	0
Income tax expense (recovery) recognized	1,432	(2,151)

Income tax expense (recovery) is comprised of:
Current	112	43
Future	1,320	(2,194)

The following schedule reflects a summary of the basic components of the Deferred tax assets as presented in the Company’s Consolidated Balance Sheet.

	USD	USD
	12/31/2012	12/31/2011
	Restated KUSD	Restated KUSD

Intangible assets	(475)	(732)
Non-capital losses available for future periods	5,136	3,339
Price allocation from consolidation	(68)	(154)
Assets held for resale	297	0
	4,890	2,452
Valuation allowance	(3,758)	0
	1,132	2,452

	USD	USD
	12/31/2012	12/31/2011
	Restated KUSD	Restated KUSD

Short term assets	0	0
Long term assets	2,007	3,648
Long term liability	(875)	(1,196)

	1,132	2,452

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