Form 10-Q/A
period 2013-09-30
GBS Enterprises Inc
filed 2014-05-15
CIK 1413754

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

Fort Lauderdale, FL 33334

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

As of May 15, 2014 , there were 31,904,291 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GBS Enterprises Incorporated, a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 14, 2013 (the “Original Filing”), for the following purposes:

1..	To furnish the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the foregoing, no additional material changes have been made to the Company’s Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the date of the Original Filing does not reflect events that may have occurred subsequent to the Original Filing date and does not modify or update in any way disclosures made in the Original Filing.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31 and 32, respectively, to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 1.

Item 1.	Financial Statements and Supplementary Data

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

The Company intends to vigorously defend its interests in this matter.

Item 6.	Exhibits

No.	Description

31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1(1)	Section 1350 Certification of Principal Executive Officer

32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS ENTERPRISES INCORPORATED

Date: May 15, 2014	By:	/s/ JOERG OTT
Joerg Ott
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ MARKUS R. ERNST
Markus R. Ernst
Chief Financial Officer
(Principal Financial and Accounting Officer)

