Form 10-K
period 2017-12-31
GBS Enterprises Inc
filed 2018-06-21
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

MARIZYME INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2295 Towne Lake Parkway

Suite 116-290

Woodstock, GA 30189

(Address of principal executive offices)

(732)723-7395

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

At March 31, 2018 aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,276,171, based on $ 0.04 (the closing sales price of the Company’s common stock on March 31, 2018).

As of June 21, 2018, there were 31,929,291 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Explanatory Note

Marizyme Incorporated (formerly known as GBS Enterprises, Inc.) is filing this comprehensive annual report on Form 10K for the fiscal years December 31, 2013, 2014, 2015, 2016, and 2017 and the quarterly periods ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018. (the Comprehensive Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our annual report on Form 10-K for the year ended December 30, 2012. Included in this Comprehensive Form 10-K are our audited financial statements for the fiscal years ended December 31, 2013, 2014, 2015, 2016, and 2017, which have not been previously filed with the SEC. In addition, the Comprehensive Form 10-K also includes select, unaudited quarterly financial information for 2018.

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

Unless otherwise noted, all references in this Annual Report on Form 10-K to “Marizyme”, “GBS Enterprises,” “GBS,” “GBSX,” the “Company,” “we,” “us,” “our” and similar terms and expressions shall mean Marizyme Incorporated, a Nevada corporation, and its former subsidiaries, including, but not limited to, its minority owned GBS Software AG (“GROUP”).

PART I

Item 1. Business

Overview

Marizyme Incorporated, (formerly GBS Enterprises Incorporated), a Nevada corporation (the “Company,” “Marizyme”, “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducted its primary business through its minority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s software and consulting business was focused on serving IBM’s Lotus Notes and Domino market. GROUP provided IBM Lotus Notes/Domino Application and Transformation technology. Headquartered in Karlsruhe, Germany, the Company had offices throughout Europe and North America. GROUP maintained a website at www.gbs-ag.com. The information contained in GROUP’s websites is not incorporated by reference herein. On March 21, 2018, GBS formed a wholly owned subsidiary named Marizyme, Incorporated, a Nevada Corporation, and merged it with GBS Enterprises effectively renaming the company Marizyme

Marizyme currently retains the former GBS GroupLive assets and retains a subsidiary, X-Assets, Incorporated (“X-ASSETS”), a Nevada company. X-ASSETS currently holds our minority stake in GROUP and we intend to distribute the shares of X-ASSETS as part of a type-D business restructuring upon receiving regulatory approval.

Marizyme intends to refocus in the life sciences space and seek technologies to acquire. No life sciences acquisitions have been completed as of the date of this filing and no assurances can be given when an acquisition may be consummated.

The Company’s Common Stock has been historically quoted on the OTC Markets’ OTCQB under the ticker symbol “GBSX.” However, because the Company failed to file this Annual Report with the SEC by the April 15, 2014 extended deadline, the Company’s Common Stock is currently quoted on the OTC Pink sheets. Upon the filing of this Annual Report, or shortly thereafter, we anticipate changing our ticker symbol and that our Common Stock will be restored to the OTCQB, although no assurance can be given.

Historically, we grew our operations by acquiring companies which have developed software and specialized services for the Lotus Notes and Domino market. Our products and services may no longer remain in use. New technologies, especially in the areas of Cloud Computing and Mobile applications, have grown in popularity due to the potential cost savings and operational efficiencies they can offer. Our software and consulting offerings were no longer needed.

In 2011, we acquired and developed technologies that help organizations reduce the time, cost, resources and risks associated with these highly complex Migration and Modernization projects.

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. During the year ended December 31, 2012, we restructured several subsidiaries. Also in 2012, we made changes in our management structure, appointed five independent members to our Board of Directors and formed Board committees, including an Audit Committee. The Board of Directors of the Company appointed Gary D. MacDonald on July 11, 2012 as the Chief Executive Officer, effective immediately.

In 2013 we continued to restructure the Company’s subsidiary structure and focused on the core competences of the organization. In February 2013 we sold 100% of the issued and outstanding capital stock of our wholly owned subsidiary IDC Global Inc. Following the restructuring activities the Board of Directors of the Company reappointed Joerg Ott on July 10, 2013, has the Chief Executive Officer (Principal Executive Officer) of the Company, effective immediately.

In 2014 the company’s Board of Directors approved the filing of Form 15 with the SEC on April 23, 2014. As part of our restructuring program we decided that the OTC Markets were the appropriate market trading platform and we would benefit from cost savings and operational effectiveness. As an essential part of our restructuring program we sold a significant amount of stock in GROUP on June 6, 2014 for a total of $348,250.

In 2015, following an in-depth market investigation, we made preparations to subsequently dispose of all other major shareholdings by way of sale.

In 2016, we prepared for our further restructuring. As a result, we sold our full investment in GBS Pavone GmbH effective as of December 1, 2016. We also sold our stake in GBS India as of December 31, 2016 by way of a management buy-out. These actions transformed GBSX into single entity with no further subsidiaries and prepared the company for a new business model.

After extended discussions with its main shareholders and the Board of Directors in 2016, the Company sold the rest of its controlling investments, which had previously begun in 2013. As a result, all subsidiaries of the company were sold effective December 31, 2016. Since then, the company has managed only a minority interest of stock of a German public entity with no controlling interest. In this context, the formerly filed consolidated financial statements for the fiscal year 2012 are fully replaced by those of an individual company filed herewith. For comparative purposes and in the interests of maximum transparency, the statements of the company for the 2012-2017 financial years refer to the status of Marizyme Inc. as an unconsolidated company.

In 2017, we expanded our discussions on establishing a new business model in the biotechnology and/or life sciences sector and, to preserve the greatest possible value for our shareholders, prepared for the necessary resolutions to seek shareholder approval for the Board of Directors to execute on in early 2018.

Going forward, the Company intends focus on the life sciences business but does not yet own any life sciences or biotechnology assets.

Former GBS Enterprises Products & Services

Messaging and Business Applications Software & Solutions

GBS Messaging and Business Application Software & Solutions product lines included software and advisory services for email and Instant Messaging (IM) Management, Security, Compliance, Archiving and Productivity, CRM Applications, Governance, Risk & Compliance (GRC) Management software, Workflow and Business Process Management software, ePDF Archiving & Document Management.

GBS developed, sold and installed well-known business process and management software suites based on Lotus Notes / Domino and IBM Portal technology, mainly for major international companies and medium-sized customers.

Consulting Services

GBS developed, sold and orchestrated customer-specific Lotus Domino strategy and consulting services, such as CIO and IT department leader Strategic Advisory Services, Managed Services, Outsourcing, Administration, Assessments and Implementations, Performance Improvements, Custom Application Development, Governance and Security, Technical Support, and Training, as well as Email Migration Services.

GBS Lotus Application Modernization and Migration

GBS Lotus Application Modernization and Migration activities were focused on the IBM Lotus / Domino applications market and the offering spans from expert services and accelerator technologies to modernized, web enabled (also named “cloud” or “cloud computing”) and migrated Lotus applications.

With the exception of owning the GroupLive assets, Marizyme no longer intends to provide software products or services.

Former GBS Enterprises Customers

GBS, through its subsidiaries, catered primarily to mid-market and enterprise-size organizations, and had over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. The Company’s customers included Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. The Company was a supplier of applications for IBM’s Lotus Notes and Domino markets, and was heavily dependent on IBM for its revenue.

Key Acquisitions

In 2011, we made the following key strategic acquisitions:

•Pavone AG

•GroupWare, Inc.

•IDC Global, Inc.

•SD Holdings, Ltd.

Pavone AG. On April 1, 2011, we acquired 100% of the outstanding common stock of Pavone AG, a German corporation (“Pavone”), for $350,000 in cash and 1,000,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.90 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $583,991 in debt, was $5,833,991. Pavone’s workflow software for Lotus Notes and Domino along with their large customer base was believed to be well suited for GBS Enterprises’ portfolio strategy. We believed our acquisition of Pavone complements our majority ownership in GROUP, and that the acquisition further strengthens our industry position in the market of IBM Lotus Platforms.

GroupWare, Inc. On June 1, 2011, we acquired 100% of the outstanding common stock of GroupWare, Inc., a Florida corporation (“GroupWare”), for $250,000 and 250,000 shares of GBS common stock. The fair value of the GBS common stock was determined to be $4.34 per share, representing the market value at the end of trading on the date of the acquisition. The total value of the investment, including the assumption of $694,617 in debt was $2,029,617. GroupWare's ePDF server delivers centralized, network-wide PDF solutions for messaging, workflow, document, content and data management. We believed that the acquisition strengthens our migration and modernization offerings by substituting traditional printing methods provided by the Notes client with simple-to-use print-to-PDF capabilities in the browser. In addition, GroupWare provides a solution for applications that are ready to be retired. With the ePDF Server, our customers could convert the entire contents of IBM Lotus Notes and Domino applications to a permanent and secure archive in PDF or PDF/A format, while preserving their ability to be full-text searched and ensuring that the critical application data is accessible in the future, when needed.

IDC Global, Inc. On July 25, 2011, we acquired 100% of the outstanding common stock of IDC Global, Inc., a Delaware corporation (“IDC”), for 880,000 shares of GBS common stock and $775,000. The fair value of the GBS common stock was determined to be $3.70 per share, representing the market value at the end of trading on the date of the agreement. The total value of the investment, including $35,000 of debt assumption, was $4,066,000. IDC services included nationwide network and data center services. IDC delivers customized, high availability technology solutions for WAN, Wireless Services, Co-location & Hosting, Managed Services, and Network Security. IDC Global included two Data Center facilities located in the downtown Chicago area and Colocation facilities in three other Data Centers in New York, London, England and Frankfurt, Germany. IDC provides internet infrastructure Services (IaaS) to the business community helping customers make the transition from large, static and expensive on-premise computing to dynamic, flexible and cost-effective off-premise computing.

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

Synaptris’ product portfolio improved corporate decision-making by providing real-time enterprise reporting, user defined dashboards, and comprehensive analytic capabilities for Lotus Notes / Domino and Java/.NET environments. Synaptris employed 70 people and had operations in the US, Europe, and India, with over 2,500 customers in 80 countries, including over one hundred Fortune 1000 companies

With the integration of the Synaptris product portfolio, we added another tier of Lotus Notes applications including reporting products, advanced dashboards, and email productivity solutions. Additionally, the Synaptris acquisition included a comprehensive search engine specialized for use with email that is faster and easier to use than other products in the market.

In addition to product synergy and additional revenue streams, we expect to derive operational synergy from this acquisition. Synaptris’ presence in India was anticipated to accelerate our plan to expand our product development team particularly for our strategic offerings in India.

2012 Summary

•Subsidiary Restructurings in 2012

•Changes in Corporate Governance in 2012

Subsidiary Restructurings in 2012

In 2012, in order to reduce overhead and administrative costs, we decided to restructure the Company’s multilevel subsidiary-structure. During the year ended December 31, 2012, we restructured the following subsidiaries:

•SD Holdings, Ltd./GBS India Private Limited

•Pavone AG

•GroupWare AG

•Pavone, Ltd.

•ebVokus, GmbH

•B.E.R.S. AD (Investment)

SD Holdings, Ltd./GBS India Private Limited. On April 1, 2012, we sold SYN and its wholly-owned subsidiaries, Synaptris and Synaptris India, to Lotus for $1,877,232. On July 1, 2012, the Company entered into a purchase agreement with SYN for $1,877,232, which transferred all SYN’s assets, including intellectual property rights, and liabilities of the IntelliPRINT and FewClix product lines, customer contracts and certain employees for operations in a new subsidiary, GBS India Private Limited, an Indian company (“GBS India”). A royalty fee in the amount of approximately $350,000 has been agreed upon for the benefit the Company. Additionally a profit based fee of up to $700,000 may be earned based on license and revenue recognized from the sold IntelliVIEW and IntelliVIEW NXT products. On August 1, 2012, the Company acquired 100% of the outstanding capital stock of GBS India. Today GBS India plays an essential role in the Company’s software development strategy.

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

B.E.R.S. AD. On November 23, 2012, GROUP sold its entire participation (50%) in B.E.R.S AD for a total of 25,000 BGN (approx. $16,450).

2013 Summary

•Subsidiary Restructurings in 2013

•Changes in Corporate Governance in 2013

Subsidiary Restructurings in 2013

In 2013, in order to continue to reduce overhead and administrative costs and to focus on the Company’s core competences, we continued to restructure the Company’s multilevel subsidiary-structure. During the year ended December 31, 2013, we restructured the following subsidiary:

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

Changes in Corporate Governance

As previously reported by the Company on a Form 8-K filed with the Commission on July 10, 2013, on July 10, 2013, the Board of Directors of the Company reappointed Joerg Ott as the Chief Executive Officer (Principal Executive Officer) of the Company, effective immediately. Mr. Ott replaced Mr. Gary D. MacDonald who had been serving as the Company’s Interim Chief Executive Officer since July 11, 2012. Mr. Ott has been the Chief Executive Officer and Chairman of the Board of Directors until May 4, 2018.

On May 4, 2018 Mr. Ott resigned and the Board of Directors appointed Mr. Nicholas P. DeVito as Chief Executive Officer and Chairman of the Board.

Subsidiaries

At December 31, 2017, all former subsidiaries have been closed or sold. On May 4, 2018 we exchanged all of our shares of GROUP for the shares of the newly formed X-ASSETS, to effect a Type-D business restructuring. We intend to distribute the shares of X-ASSETS to the existing GBS shareholders upon receiving appropriate approval from regulatory agencies.

Intellectual Property

We do not own any patents or trademarks.

We own the internet domain name, www.gbsx.us. GROUP owns www.gbs-ag.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, the laws of some foreign countries in which we sold products do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad were adequate or that competition will not independently develop similar technology.

We were also dependent on third-party suppliers for certain software which is embedded in some of our products.

Research and Development

We focused our research and development efforts on developing new products and needed technologies in our strategic areas and markets and to further enhance functionality, reliability, performance and flexibility of existing products. Except for the GroupLive assets we are no longer in the software products or services business.

Government Regulation

As the internet continued to evolve, increasing regulation by federal, state or foreign agencies and industry groups became more likely. Going forward we will face government regulations related to future life science assets if they can be acquired.

Competition

The competitive landscape in the information technology (IT) market and the enterprise data center market is intense and changing. Heavy competition in this space caused our software businesses to decline substantially and as a result we closed those businesses and will be refocusing on future acquisitions in the life sciences space if they can be found.

Revenues

Based on current market demands for modern, Cloud-enabled and mobile-device capable business applications, revenues for our former software business have declined substantially causing us to reevaluate our future direction. We intend to focus on acquiring life sciences assets although no assurances can be provided that we will consummate any transaction.

In the past, we generated revenue from subscription and usage fees and related services, including support and strategic consulting services. The subscription period was typically based on a yearly or multi-year contract with our customers. Our portfolio also included a set of analysis tools known as Insights that identified all of the Lotus Notes applications within an organization and provided metrics about the uses and users of those applications.

We also generated revenue with our analysis tools by charging a fee for the use of our technology and for the associated cost of the services to produce a report and set of recommendations for the customer. Additional revenues came from consulting services that resulted from helping our customers to implement those recommendations.

We believe there is no longer significant revenue opportunity in licensing these tools or selling consulting services to customers.

Employees

At December 31, 2017, the Company had one executive officer: Joerg Ott (Chief Executive Officer).

At December 31, 2017, we had no full time employees, a reduction of 249 full time employees compared to 249 full time employees from December 31, 2012 mainly resulting from reductions in our software businesses. The disclosure below pertains to the activities of all subsidiaries, including GROUP, our minority subsidiary:

General Corporate History

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV had a different management team and was in a different industry.

On September 6, 2010, SWAV’s name was changed to GBS Enterprises Incorporated. On October 14, 2010, the Company’s trading symbol on the OTC Bulletin Board was changed from SWAV to GBSX.

On March 21, 2018, GBS formed a wholly owned subsidiary named Marizyme, Incorporated, a Nevada Corporation, and merged it with GBS Enterprises effectively renaming the company Marizyme.

Marizyme currently retains the former GBS GroupLive assets and retains a subsidiary, X-Assets, Incorporated (“X-ASSETS”), a Nevada company. X-ASSETS currently holds our minority stake in GROUP and we intend to distribute the shares of X-ASSETS as part of a type-D business restructuring upon receiving regulatory approval.

Reverse Stock Split

On March 23, 2018 we held a shareholders vote seeking approval to reverse-split our Common Stock. The shareholders approved a reverse split of 29 shares of existing Common Stock in exchange for 1 new share of Common Stock. We are seeking regulatory approval to implement this reverse split.

Executive Offices

Our principal executive office is located at 2295 Towne Lake Parkway, Suite 116-290, Woodstock, Georgia 30189 and our telephone number is (732)723-7395.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this annual report, including our financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our operational strategy is changing to be refocused on the Life Sciences space.

We expect much of our growth to be generated through future acquisitions of life sciences assets. No assurances can be made if any acquisitions will be consummated.

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

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. In recent years, we have addressed and intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

•an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•difficulties and delays integrating the personnel, operations, technologies, products and systems of the acquired companies;

•our ongoing business may be disrupted and our management's attention may be diverted by acquisition, transition or integration activities;

•the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•difficulties managing or integrating an acquired company's technologies or lines of business;

•potential difficulties in completing projects associated with purchased in-process research and development;

•entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•the potential loss of key employees of the acquired company;

•potential difficulties integrating the acquired products and services into our sales channel;

•assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;

•being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company's practices; and

•intellectual property claims or disputes.

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

We have incurred losses since inception, anticipate that we will incur continued losses for the foreseeable future and our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

As of March 30, 2018, we had an accumulated deficit of $27.6 Million. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our company.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidate for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidate. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future capital requirements will depend on many factors, including:

•the progress of the development of our product candidates;

•the number of product candidates we pursue;

•the time and costs involved in obtaining regulatory approvals;

•the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•our plans to establish sales, marketing and/or manufacturing capabilities;

•the effect of competing technological and market developments;

•the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•general market conditions for offerings from biopharmaceutical companies;

•our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

•our revenues, if any, from successful development and commercialization of our product candidates.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidate or marketing territories. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Our future product candidates may be in the early stages of development and their commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

In the near-term, failure to successfully acquire and advance the development of our product candidates may have a material adverse effect on us. To date, we have not successfully acquired, developed or commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully acquire and advance the development of our product candidates through preclinical studies and clinical trials, have these product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have these product candidates successfully commercialized by us or a strategic partner. We cannot assure you that the results of our acquisition efforts or future clinical trials will support or justify the continued development of our product candidates, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

Our future product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidates. Despite these efforts, our product candidates may not:

•offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;

•be proven to be safe and effective in current and future preclinical studies or clinical trials;

•have the desired effects;

•be free from undesirable or unexpected effects;

•meet applicable regulatory standards;

•be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or

•be successfully commercialized by us or by collaborators.

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application, or NDA or a biologics license application, or BLA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

Our future product candidates will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot assure you that our product candidates will successfully progress through the drug development process or will result in commercially viable products. We do not expect our product candidates to be commercialized by us or collaborators for at least several years.

Our future product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval, or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates to obtain regulatory approval to further advance clinical development or to market them. Even if our future product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. In preclinical studies and clinical trials we have conducted to date, our product candidates have demonstrated an acceptable safety profile, although these studies and trials have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

If the actual or perceived therapeutic benefits of future product candidates are not sufficiently different from existing generic drugs we may terminate the development at any time, or our ability to generate significant revenue from the sale of that product, if approved, may be limited and our potential profitability could be harmed.

Generic drugs are compounds that have no remaining patent protection, and generally have an average selling price substantially lower than drugs that are protected by patents and intellectual property rights. Unless a patented drug can differentiate itself from generic drugs treating the same condition or disease in a clinically meaningful manner, the existence of generic competition in any indication may impose significant pricing pressure on patented drugs. Accordingly, if at any time we believe that future product candidates may not provide meaningful therapeutic benefits, perceived or real, over these existing generic drugs, we may delay or terminate its future development. We cannot provide any assurance that later-stage clinical trials will demonstrate any meaningful therapeutic benefits over existing generic drugs sufficient to justify its continued development. Further, if we successfully develop a candidate and it is approved for sale, we cannot assure you that any real or perceived therapeutic benefits of that candidate over generic drugs will result in it being, accepted for sale by insurance company or hospital formularies, prescribed by physicians or commanding a price higher than the existing generic drugs.

If the results of preclinical studies or clinical trials for our product candidates, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

In order to further advance the development of, and ultimately receive regulatory approval to sell, our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of preclinical or clinical testing, and can result from concerns about safety or toxicity, a lack of demonstrated efficacy or superior efficacy over other similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or clinical trials are not necessarily predictive of the results we may observe in later stage clinical trials. In many cases, product candidates in clinical development may fail to show desired safety and efficacy characteristics despite having favorably demonstrated such characteristics in preclinical studies or earlier stage clinical trials.

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidates, including, but not limited to:

•communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

•regulatory authorities (including an Institutional Review Board or Ethical Committee) or IRB or EC, not authorizing us to commence or conduct a clinical trial at a prospective trial site;

•enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;

•our third party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

•IRBs, ECs or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and

•the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a NDA or BLA to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required to market and sell the product.

If third party vendors upon whom we intend to rely on to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidates may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidate may be delayed or prove unsuccessful. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices or GCPs. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete clinical trials of our product candidates and materially harm our business.

We have limited capacity to recruit and manage the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. By contrast, larger pharmaceutical and bio-pharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators and patients that we are attempting to recruit for our clinical trials.

As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing, completion of our clinical trials and obtaining regulatory approvals, if at all, for our product candidates.

We, and our collaborators, must comply with extensive government regulations in order to advance our product candidates through the development process and ultimately obtain and maintain marketing approval for our products in the U.S. and abroad.

The product candidates that we, or our collaborators, are attempting to acquire and develop require regulatory approval to advance through clinical development and to ultimately be marketed and sold, and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical and biopharmaceutical products. Our future product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidates, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidates based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidates through clinical development, and ultimately commercialize them, may:

•adversely impact our ability to raise sufficient capital to fund the development of our product candidates;

•adversely affect our ability to further develop or commercialize our product candidates;

•diminish any competitive advantages that we or our collaborators may have or attain; and

•adversely affect the receipt of potential milestone payments and royalties from the sale of our products or product revenues.

Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we or our collaborators fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we or our collaborators may be subject to restrictions or a number of actions, including:

•delays, suspension or termination of clinical trials related to our products;

•refusal by regulatory authorities to review pending applications or supplements to approved applications;

•product recalls or seizures;

•suspension of manufacturing;

•withdrawals of previously approved marketing applications; and

•fines, civil penalties and criminal prosecutions.

Additionally, at any time we or our collaborators may voluntarily suspend or terminate the preclinical or clinical development of a product candidate, or withdraw any approved product from the market if we believe that it may pose an unacceptable safety risk to patients, or if the product candidate or approved product no longer meets our business objectives. The ability to develop or market a pharmaceutical product outside of the U.S. is contingent upon receiving appropriate authorization from the respective foreign regulatory authorities. Foreign regulatory approval processes typically include many, if not all, of the risks and requirements associated with the FDA regulatory process for drug development and may include additional risks.

We have limited experience in the development of life sciences product candidates and therefore may encounter difficulties developing our product candidates or managing our operations in the future.

We have limited experience in life sciences discovery, development and manufacturing. In order to successfully develop these product candidates, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidates, we need to retain or attract certain personnel, consultants or advisors with experience in the drug development activities of small molecules that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific consultants, particularly Nicholas DeVito, our Chief Executive Officer. The loss of services of Mr. DeVito or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. While we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. Although we have not experienced material difficulties in retaining key personnel in the past, we may not be able to continue to do so in the future on acceptable terms, if at all. If we lose any key managers or employees, or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our product candidate could be delayed or terminated and our business may be harmed.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidate will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if the FDA believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidates and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all the applicable regulatory requirements needed to receive regulatory approval. In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive preclinical testing and clinical trials to demonstrate safety and efficacy of our product candidates for the intended indication of use. Clinical testing is expensive, can take many years to complete, if at all, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect it may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that our existing product candidates or any product candidate we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval and to commercialize our product candidates, directly or with a collaborator, worldwide including the United States, the European Union and other additional foreign countries which we have not yet identified. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

•the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;

•the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States and we will not generate any revenue.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre- clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidates for the claimed intended uses. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products to the extent we seek regulatory approval to develop and market our product candidates in a foreign jurisdiction. As of the date hereof we have not identified any foreign jurisdictions which we intend to seek approval from. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing the product in those countries. The approval process varies and the time needed to secure approval in any region such as the European Union or in a country with an independent review procedure may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that an approval in one country or region will result in approval elsewhere.

If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any drugs that are safer, more effective, have fewer side effects or are less expensive than our product candidate. These potential competitors compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We expect that our ability to compete effectively will depend upon our ability to:

•successfully identify and develop key points of product differentiations from currently available therapies;

•successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

•maintain a proprietary position for our products and manufacturing processes and other related product technology;

•attract and retain key personnel;

•develop relationships with physicians prescribing these products; and

•build an adequate sales and marketing infrastructure for our product candidates.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively and differentiate our products from other marketed shingles drugs, we may never generate meaningful revenue.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have no sales and marketing organization. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidate which would negatively impact our ability to generate revenue.

We may need others to market and commercialize our product candidates in international markets.

In the future, if appropriate regulatory approvals are obtained, we may commercialize our product candidates in international markets. However, we have not decided how to commercialize our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. If we decide to sell our product candidates in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

If the manufacturers upon whom we rely fail to produce our product candidates, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

We continue to pursue active pharmaceutical ingredients, or API, and drug product supply agreements with other manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and good manufacturing practices or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidate.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

We are responsible for ensuring that each of our contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers our product candidates may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any.

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of other product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If our any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to increase successfully the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

We rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidates would be delayed, which may significantly impact our ability to develop the product candidates. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If any of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on a number of factors, including:

•demonstration of safety and efficacy;

•changes in the practice guidelines and the standard of care for the targeted indication;

•relative convenience and ease of administration;

•the prevalence and severity of any adverse side effects;

•budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;

•effectiveness of our or any of our partners’ sales and marketing strategies;

•the product labeling or product insert required by the FDA or regulatory authority in other countries; and

•the availability of adequate third-party insurance coverage or reimbursement.

If any product candidates that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidates, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

Guidelines and recommendations published by various organizations can impact the use of our product.

Government agencies promulgate regulations and guidelines directly applicable to us and to our product. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our proposed product.

If third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses.

We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third- party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

•our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

•our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, cGMPs, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

•our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot assure you that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

•our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;

•our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; and

•our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

Manufacturers of pharmaceutical products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration (“DEA”) and corresponding state and foreign agencies to ensure strict compliance with FDA-mandated current good marketing practices or cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit their performance, we do not have control over our third-party contract manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or the drug manufacturer from the production of other third-party products. These sanctions may include fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

In the event that we need to change our third-party contract manufacturers, our preclinical studies, clinical trials or the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Due to regulatory restrictions inherent in an IND, NDA or BLA, various steps in the manufacture of our product candidate may need to be sole-sourced. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidate for an extended period of time and therefore a delay in the development of our product candidate. Further, in order to maintain our development time lines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

The life-sciences industry is highly competitive and subject to rapid technological changes. As a result, we may be unable to compete successfully or develop innovative products, which could harm our business.

The life-sciences industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicological, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of regulatory approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities. If ultimately approved, any other product candidate we may develop, would compete against existing therapies or other product candidates in various stages of clinical development that we believe may potentially become available in the future.

Developing a pharmaceutical product candidate is a highly competitive, expensive and risky activity with a long business cycle. Many organizations, including the large pharmaceutical and biopharmaceutical companies that have existing products on the market or in clinical development that could compete with our product candidates have substantially more resources than we have, and much greater capabilities and experience than we have in research and discovery, designing and conducting preclinical studies and clinical trials, operating in a highly regulated environment, manufacturing drug substances and drug products, and marketing and sales. Our competitors may be more successful than we are in obtaining FDA or other regulatory approvals for their product candidates and achieving broad market acceptance once they are approved. Our competitors’ drugs or product candidates may be more effective, have fewer negative side effects, be more convenient to administer, have a more favorable resistance profile, or be more effectively marketed and sold than any drug we, or our potential collaborators, may develop or commercialize. New drugs or classes of drugs from competitors may render our product candidate obsolete or non-competitive before we are able to successfully develop them or, if approved, before we can recover the expenses of developing and commercializing them. We anticipate that we or our collaborators will face intense and increasing competition as new drugs and drug classes enter the market and advanced technologies or new drug targets become available. If our product candidate does not demonstrate any competitive advantages over existing drugs, new drugs or product candidate, we or our future collaborators may terminate the development or commercialization of our product candidate at any time.

We anticipate that our product candidates if successfully developed and approved, will compete directly or indirectly with existing drugs, some of which are generic. Generic drugs are drugs whose patent protection has expired, and generally have an average selling price substantially lower than drugs protected by intellectual property rights. Unless a patented drug can differentiate itself from a generic drug in a meaningful manner, the existence of generic competition in any indication may impose significant pricing pressure on competing patented drugs.

We also face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and for attracting investigators and clinical sites capable of conducting our preclinical studies and clinical trials. These competitors, either alone or with their collaborators, may succeed in developing technologies or products that are safer, more effective, less expensive or easier to administer than ours. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than we can. Companies that can complete clinical trials, obtain required regulatory approvals and commercialize their products before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that could delay the ability of competitors to market certain products. We cannot assure you that product candidates resulting from our research and development efforts, or from joint efforts with our collaborators, will be able to compete successfully with our competitors’ existing products or products under development.

We do not currently have any internal drug discovery capabilities, and therefore we are dependent on in-licensing or acquiring development programs from third parties in order to obtain additional product candidates.

If in the future we decide to add assets to our pipeline, we will be dependent on in-licensing or acquiring product candidates as we do not have significant internal discovery capabilities at this time. Accordingly, in order to generate and expand our development pipeline, we have relied, and will continue to rely, on obtaining discoveries, new technologies, intellectual property and product candidates from third-parties through sponsored research, in-licensing arrangements or acquisitions. We may face substantial competition from other biotechnology and pharmaceutical companies, many of which may have greater resources then we have, in obtaining these in-licensing, sponsored research or acquisition opportunities. Additional in-licensing or acquisition opportunities may not be available to us on terms we find acceptable, if at all. In-licensed compounds that appear promising in research or in preclinical studies may fail to progress into further preclinical studies or clinical trials.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have no product liability insurance coverage for future clinical trials. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

If our use of hazardous materials results in contamination or injury, we could suffer significant financial loss.

Our research activities, through third parties, involve the controlled use of certain hazardous materials and medical waste. Notwithstanding the regulations controlling the use and disposal of these materials, as well as the safety procedures we undertake, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge or exposure, we may be held liable for any resulting damages, which may exceed our financial resources and have an adverse effect on our business.

Risks Relating to the Commercialization of our Product Candidates

We may delay or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

Even though the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive FDA approval, gain meaningful market acceptance, generate a significant return to shareholders, or otherwise provide any competitive advantages in its intended indication or market.

If we fail to enter into collaborations, license agreements or other transactions with third parties to accelerate the development of our product candidates, we will bear the risk of developmental failure.

We plan to seek out-licensing opportunities as a way to accelerate the development of our product candidates. There is no guarantee that we will enter into a future transaction on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to re-engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or for any other reason. Furthermore, we may choose to defer consummating a transaction relating to our product candidates until additional clinical data are obtained. If we decide to not actively pursue a transaction until we have additional clinical data, we and our stockholders will bear the risk that our product candidate fails prior to any future transaction.

If we fail to enter into or maintain collaborations or other sales, marketing and distribution arrangements with third parties to commercialize our product candidates, or otherwise fail to establish marketing and sales capabilities, we may not be able to successfully commercialize our products.

We currently have no infrastructure to support the commercialization of our product candidates, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, if any of our product candidates is successfully developed and ultimately approved for sale, our future profitability will depend largely on our ability to access or develop suitable marketing and sales capabilities. We anticipate that we will need to establish relationships with other companies, through license and collaborations agreements, to commercialize our product candidates in the U.S. and in other countries around the world. To the extent that we enter into these license and collaboration agreements, or marketing and sales arrangements with other companies to sell, promote or market our products in the U.S. or abroad, our product revenues, which may be in the form of indirect revenue, a royalty, or a split of profits, will depend largely on their efforts, which may not be successful. In the event we develop a sales force and marketing capabilities, this may result in us incurring significant costs before the time that we may generate any significant product revenues. We may not be able to attract and retain qualified third parties or marketing or sales personnel, or be able to establish marketing capabilities or an effective sales force.

If government and third-party payers fail to provide adequate reimbursement or coverage for our products or those we develop through collaborations, our revenues and potential for profitability will be harmed.

In the U.S. and most foreign markets, our product revenues, and therefore the inherent value of our product candidate, will depend largely upon the reimbursement rates established by third-party payers for such product candidate or products. Such third-party payers include government health administration authorities, managed-care organizations, private health insurers and other similar organizations. These third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products, services and pharmaceuticals. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs or pharmaceutical products. Further, the comparative effectiveness of new compounds over existing therapies and the assessment of other non-clinical outcomes are increasingly being considered in the decision by these payers to establish reimbursement rates. We may also need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of our products. Such studies may require us to commit a significant amount of management time and financial resources. We cannot assure you that any products we successfully develop will be reimbursed in part, or at all, by any third-party payers in any countries.

Domestic and foreign governments continue to propose legislation designed to expand the coverage, yet reduce the cost, of healthcare, including pharmaceutical drugs. In some foreign markets, governmental agencies control prescription drugs’ pricing and profitability. In the U.S. significant changes in federal health care policy have been recently approved and will mostly likely result in reduced reimbursement rates in the future. We expect that there will continue to be federal and state proposals to implement more governmental control over reimbursement rates of pharmaceutical products. In addition, we expect that increasing emphasis on managed care and government intervention in the U.S. healthcare system will continue to put downward pressure on the pricing of pharmaceutical products domestically. Cost control initiatives could decrease the price that we receive for any of our product candidates that may be approved for sale in the future, which would limit our revenues and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidate is approved for sale, which could further limit or eliminate reimbursement rates for our product candidate.

If any product candidate that we develop independently or through collaborations is approved but does not gain meaningful acceptance in its intended market, we are not likely to generate significant revenues or become profitable.

Even if any of our product candidates is successfully developed and we or a collaborator obtain the requisite regulatory approvals to commercialize it in the future, it may not gain market acceptance or utilization among physicians, patients or third party payers. The degree of market acceptance that our product candidates may achieve will depend on a number of factors, including:

•the therapeutic efficacy or perceived benefit of the product relative to existing therapies, if they exist;

•the timing of market approval and existing market for competitive drugs;

•the level of reimbursement provided by payers to cover the cost of the product to patients;

•the net cost of the product to the user or payer;

•the convenience and ease of administration of our product;

•the product’s potential advantages over existing or alternative therapies;

•the actual or perceived safety of similar classes of products;

•the actual or perceived existence, prevalence and severity of negative side effects;

•the effectiveness of sales, marketing and distribution capabilities; and

•the scope of the product label approved by the FDA.

There can be no assurance that physicians will choose to prescribe or administer our product, if approved, to the intended patient population. If our product does not achieve meaningful market acceptance, or if the market for our product proves to be smaller than anticipated, we may not generate significant revenues or ever become profitable.

Even if we or a collaborator achieve market acceptance for our product, we may experience downward pricing pressure on the price of our product due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability.

Pressure from social activist groups and future government regulations, whose goal it is to reduce the cost of drugs, particularly in less developed nations, also may put downward pressure on the price of drugs, which could result in downward pressure on the prices of our product in the future.

We may be unable to successfully develop a product candidate that is the subject of collaboration if our collaborator does not perform, terminates our agreement, or delays the development of our product candidates.

We expect to continue to enter into and rely on license and collaboration agreements or other business arrangements with third parties to further develop and/or commercialize our existing and future product candidates. Such collaborators or partners may not perform as agreed upon or anticipated, fail to comply with strict regulations, or elect to delay or terminate their efforts in developing or commercializing our product candidates even though we have met our obligations under the arrangement. For example, if an existing or future collaborator does not devote sufficient time and resources to our collaboration arrangement, we may not realize the full potential benefits of the arrangement, and our results of operations may be adversely affected.

A majority of the potential revenue from existing and future collaborations will likely consist of contingent payments, such as payments for achieving development or regulatory milestones and royalties payable on the sales of approved products. The milestone and royalty revenues that we may receive under these collaborations will depend primarily upon our collaborator’s ability to successfully develop and commercialize our product candidate. In addition, our collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases, we will not be directly involved in the development or commercialization of our product candidate and, accordingly, will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize our product candidates because they:

•do not allocate the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited capital resources, or the belief that other product candidates or other internal programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•do not have sufficient resources necessary to fully support the product candidates through clinical development, regulatory approval and commercialization;

•are unable to obtain the necessary regulatory approvals; or

•may re-evaluate the importance and their support for developing our product candidate pipeline due to a change in management, business operations or financial strategy.

In addition, a collaborator may decide to pursue the development of a competitive product candidate developed outside of our collaboration with them. Conflicts may also arise if there is a dispute about the progress of, or other activities related to, the clinical development or commercialization of a product candidate, the achievement and payment of a milestone amount, the ownership of intellectual property that is developed during the course of the collaborative arrangement, or other licensing agreement terms. If a collaboration partner fails to develop or effectively commercialize our product candidate for any of these reasons, we may not be able to replace them with another partner willing to develop and commercialize our product candidate under similar terms, if at all. Similarly, we may disagree with a collaborator as to which party owns newly or jointly-developed intellectual property. Should an agreement be revised or terminated as a result of a dispute and before we have realized the anticipated benefits of the collaboration, we may not be able to obtain certain development support or revenues that we anticipated receiving. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize the product candidate.

If we are unable to adequately protect or expand our intellectual property related to our current or future product candidates, our business prospects could be harmed.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or proprietary rights. Therefore, any issued patents that we own or otherwise have intellectual property rights to may be challenged, invalidated or circumvented, and may not provide us with the protection against competitors that we anticipate. The degree of future protection for our proprietary intellectual property rights is uncertain because issued patents and other legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Our future patent position will be influenced by the following factors:

•we or our licensors may not have been the first to discover the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to engage in expensive and protracted interference proceedings to determine priority of invention;

•our or our licensors’ pending patent applications may not result in issued patents;

•our or our licensors’ issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties; and

•third parties may develop intellectual property around our or our licensors’ patent claims to design competitive intellectual property and ultimately product candidates that fall outside the scope of our or our licensors’ patents.

Because of the extensive time required for the development, testing and regulatory review and approval of a product candidate, it is possible that before our product candidate can be approved for sale and commercialized, our relevant patent rights may expire, or such patent rights may remain in force for only a short period following approval and commercialization. Patent expiration could adversely affect our ability to protect future product development and, consequently, our operating results and financial position. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, we may not be able to prevent a third party from infringing our patents in a country that does not recognize or enforce patent rights, or that imposes compulsory licenses on or restricts the prices of life-saving drugs. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property.

We may not develop or obtain rights to products or processes that are patentable. Even if we or our licensors do obtain patents, such patents may not adequately protect the products or technologies we own or have licensed, or otherwise be limited in scope. In addition, we may not have total control over the patent prosecution of subject matter that we license from others. Accordingly, we may be unable to exercise the same degree of control over this intellectual property as we would over our own. Others may challenge, seek to invalidate, infringe or circumvent any pending or issued patents we own or license, and rights we receive under those issued patents may not provide competitive advantages to us. We cannot assure you as to the degree of protection that will be afforded by any of our issued or pending patents, or those licensed by us.

If a third party claims we are infringing on its intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our product candidates.

Our success will also depend on our ability to operate without infringing the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having the “freedom to operate”. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, United States Patent and Trademark Office, or USPTO, interference proceedings and related legal and administrative proceedings, both in the U.S. and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming and their outcome is highly uncertain. We may become involved in protracted and expensive litigation in order to determine the enforceability, scope and validity of the proprietary rights of others, or to determine whether we have the freedom to operate with respect to the intellectual property rights of others.

Patent applications in the U.S. are, in most cases, maintained in secrecy until approximately 18 months after the patent application is filed. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to products similar to our product candidate may have already been filed by others without our knowledge. In the event that a third party has also filed a patent application covering our product candidate or other claims, we may have to participate in an adversarial proceeding, known as an interference proceeding in the USPT office, or similar proceedings in other countries to determine the priority of invention. In the event an infringement claim is brought against us, we may be required to pay substantial legal fees and other expenses to defend such a claim and, if we are unsuccessful in defending the claim, we may be prevented from pursuing the development and commercialization of a product candidate and may be subject to injunctions and/or damage awards.

In the future, the USPT or a foreign patent office may grant patent rights to our product candidate or other claims to third parties. Subject to the issuance of these future patents, the claims of which will be unknown until issued, we may need to obtain a license or sublicense to these rights in order to have the appropriate freedom to further develop or commercialize them. Any required licenses may not be available to us on acceptable terms, if at all. If we need to obtain such licenses or sublicenses, but are unable to do so, we could encounter delays in the development of our product candidate, or be prevented from developing, manufacturing and commercializing our product candidate at all. If it is determined that we have infringed an issued patent and do not have the freedom to operate, we could be subject to injunctions, and/or compelled to pay significant damages, including punitive damages. In cases where we have in-licensed intellectual property, our failure to comply with the terms and conditions of such agreements could harm our business.

It is becoming common for third parties to challenge patent claims on any successful product candidate or approved drug. If we or our collaborators become involved in any patent litigation, interference or other legal proceedings, we could incur substantial expense, and the efforts of our technical and management personnel will be significantly diverted. A negative outcome of such litigation or proceedings may expose us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties on commercially acceptable terms, if at all. We may be restricted or prevented from developing, manufacturing and selling our product candidate in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

We cannot be sure that any patents will be issued or that patents licensed to us will be issued from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that patents issued or licensed to us will be of any commercial value, or that private parties or competitors will not successfully challenge these patents or circumvent our patent position in the U.S. or abroad. In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is obtainable, or prior to us filing patent applications on inventions we may make from time to time. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•higher than expected acquisition and integration costs;

•difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•increased amortization expenses;

•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;

•inability to motivate key employees of any acquired businesses; and

•assumption of known and unknown liabilities.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

Even if our product candidates receives regulatory approval, it may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Our product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:

•issue warning letters;

•impose civil or criminal penalties;

•suspend regulatory approval;

•suspend any ongoing clinical trials;

•refuse to approve pending applications or supplements to applications filed by us;

•impose restrictions on operations, including costly new manufacturing requirements;

•seize or detain products or request us to initiate a product recall; or

•pursue and obtain an injunction.

Even if our product candidate receives regulatory approval in the United States, we may never receive approval to commercialize it outside of the United States.

In the future, we may seek to commercialize our product candidates in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of our product candidates and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

We intend to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidate.

We intend to enter into agreements with third-party contract research organizations, or CROs, under which we will delegate to the CROs the responsibility to coordinate and monitor the conduct of our clinical trials and to manage data for our clinical programs. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidate. As a result, our financial results and the commercial prospects for our product candidate would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

We will need to increase the size of our organization.

We are a small company with 1 employee as of March 30, 2018. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our acquisition efforts and future planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•manage development efforts effectively;

•manage our clinical trials effectively;

•integrate additional management, administrative, manufacturing and sales and marketing personnel;

•maintain sufficient administrative, accounting and management information systems and controls; and

•hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results and impact our ability to achieve development milestones.

Reimbursement may not be available for our product candidates, which would impede sales.

Market acceptance and sales of our product candidate may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third- party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payers pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidate reimbursed by government or third party payers. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

As a result of legislative proposals and the trend towards managed health care in the United States, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse patients for their use of newly- approved drugs, which in turn will put pressure on the pricing of drugs.

Healthcare reform measures could hinder or prevent our product candidate’s commercial success.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payers of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably.

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. This law will substantially change the way healthcare is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

Congress periodically adopts legislation like the PPACA and the Medicare Prescription Drug, Improvement and Modernization Act of 2003, that modifies Medicare reimbursement and coverage policies pertaining to prescription drugs. Implementation of these laws is subject to ongoing revision through regulatory and sub regulatory policies. Congress also may consider additional changes to Medicare policies, potentially including Medicare prescription drug policies, as part of ongoing budget negotiations. While the scope of any such legislation is uncertain at this time, there can be no assurances that future legislation or regulations will not decrease the coverage and price that we may receive for our proposed products. Other third-party payers are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our proposed products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the product candidate that we develop and may further limit our commercial opportunities. Our results of operations could be materially adversely affected by proposed healthcare reforms, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of clinical trial participants and employees. Similarly, our business partners and third party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our business partners or third-party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Our clinical activities involve the handling of hazardous materials, and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our clinical activities involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state, city and local environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, storage, handling and disposal of these hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or if we fail to comply with such laws and regulations, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations or impose sanctions, such as fines, and we could be held liable for any resulting damages or liabilities. We do not currently maintain hazardous materials insurance coverage.

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of June 30, 2017 and 2016 and if they continue to be ineffective could result in material misstatements in our financial statements.

Management identified material weaknesses in our internal controls, and failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Management continues to review our internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under Section 404 of the Sarbanes-Oxley Act. Such a review resulted in identification of material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting (“ICFR”) were ineffective as of the end of the period covered by this Report.

A “material weakness” is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remediate these deficiencies, such as providing additional training to our accounting staff in US GAAP. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

The material weaknesses and other matters impacting the Company’s internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements may suffer due to the Company’s reporting of material weaknesses in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its common stock.

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

Stockholders may have difficulty reselling their shares of Common Stock if we fail to be restored to, and stay listed on, the OTCQB.

The Company’s Common Stock has been historically quoted on the OTCQB, the middle tier of the OTC Marketplace, under the ticker symbol “GBSX.” Companies trading on the OTCQB generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. However, due to the fact the Company failed to file this Annual Report with the U.S. Securities and Exchange Commission by the April 15, 2014 extended deadline, the Company’s Common Stock was moved from the OTCQB to the OTC Pink sheets, the bottom tier of the OTC Markets. Upon the filing of this Annual Report, or shortly thereafter, we anticipate that our Common Stock will be restored to the OTCQB, although no assurance can be given. Under the new OTC rules, issuers that are not on the OTCQB as of April 30, 2014 must submit an application, pay the required fees and follow the new procedures in order to be quoted on the OTCQB and securities will no longer be automatically be put on the OTCQB when a Form 211 is cleared by FINRA or an OTC Pink company becomes current in its reporting requirements with the SEC. If we fail to be restored to the OTCQB by April 30, 2014 or to remain current in our annual and quarterly periodic reports with the SEC, our common stock be quoted on the OTC Pink sheets. Trading in stock quoted on the OTC Pink sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with an issuer’s operations or business prospects. Such volatility of trading of our Common Stock could depress the market price of our Common Stock for reasons unrelated to operating performance and result in investors having difficulty reselling any shares of our Common Stock.

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

Certain provisions in our certificate of incorporation and by-laws, and of Nevada law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our certificate of incorporation, by-laws and Nevada law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•the inability of our stockholders to call a special meeting;

•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•the right of our board to issue preferred stock without stockholder approval;

•the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

Future sales and issuances of our common stock or rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are an “emerging growth company” and as a result of our reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, life sciences, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments

Disclosure by the Company is not required under Form 10-K because the Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act.

Item 2. Properties

The Company maintains no properties.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). On September 16, 2010, SWAV changed its name to GBS Enterprises Incorporated. On October 14, 2010, the trading symbol of the Company’s common stock on the OTC Market (OTC) was changed from SWAV to GBSX.

The Company’s Common Stock has been historically quoted on the OTC Markets’ OTCQB under the ticker symbol “GBSX.” However, because the Company failed to file this Annual Report with the SEC by the April 15, 2014 extended deadline, the Company’s Common Stock is currently quoted on the OTC Pink sheets. Upon the filing of this Annual Report, or shortly thereafter, we anticipate that our Common Stock will be restored to the OTCQB, although no assurance can be given.

The following table sets forth the reported high and low bid quotations for our Common Stock as reported on www.otcmarkets.com for each full quarterly period within the two most recent fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Quarter	High	Low

2012
January 3rd - March 31st	$2.55	$1.13
April 1st - June 30th	$1.2	$0.4
July 1st - September 30th	$0.41	$0.24
October 1st - December 31st	$0.51	$0.16

2013
January 3rd - March 31st	$0.5	$0.15
April 1st – June 30th	$0.39	$0.15
July 1st – September 30th	$0.23	$0.15
October 1st – December 31st	$0.21	$0.1

2014
January 2nd - March 31st	$0.2	$0.04
April 1st – June 30th	$0.18	$0.09
July 1st – September 30th	$0.18	$0.08
October 1st – December 31st	$0.165	$0.115

2015
January 2nd - March 31st	$0.185	$0.082
April 1st – June 30th	$0.145	$0.095
July 1st – September 30th	$0.135	$0.081
October 1st – December 31st	$0.081	$0.07

2016
January 2nd - March 31st	$0.013	$0.065
April 1st – June 30th	$0.015	$0.09
July 1st – September 30th	$0.095	$0.06
October 1st – December 31st	$0.067	$0.02

2017
January 2nd - March 31st	$0.041	$0.03
April 1st – June 30th	$0.03	$0.015
July 1st – September 30th	$0.02	$0.015
October 1st – December 31st	$0.02	$0.016

2018
January 2nd - March 31st	$0.1	$0.016

Description of Common Stock

We are authorized to issue 75,000,000 shares, par value $0.001 per share, of common stock, of which 31,929,291 shares were issued and outstanding as of June 21, 2018. Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock. Stockholders have no pre-emptive rights to acquire additional shares of common stock. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of common stock, when issued, will be fully paid and non-assessable.

Holders of common stock are entitled to receive dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on common stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of common stock now outstanding are duly authorized, fully paid and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” shares of Preferred Stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval. As of June 15 2018, there are 1,000 shares of Series A Preferred Stock issued.

On April 4, 2018 the Board of Directors agreed to create and issue 1,000 shares of Series A Non-Convertible Preferred Stock to Mr. Nicholas P. DeVito immediately prior to the resignations of Mr. Ott, Mr. Moore, and Mr. Shihadah. The Series A Non-Convertible Preferred Stock shall represent eighty percent (80%) of all the votes entitled to be voted at any annual or special meeting of the shareholders of the Corporation or action by written consent of the shareholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

Transfer Agent

Action Stock Transfer Corporation

2469 E. Fort Union Blvd., Suite 214

Salt Lake City, UT 84121

Telephone: (801) 274-1088

Fax: (801) 274-1099

Email: justblank2000@yahoo.com

Website: www.actionstocktransfer.com

Holders

As of June 21, 2018, we had 202 record holders of our Common Stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

Overview

Marizyme Incorporated (formerly GBS Enterprises Incorporated), a Nevada corporation (the “Company,” “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducted its primary business through its minority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s software and consulting business is focused on serving IBM’s Lotus Notes and Domino market. GROUP catered primarily to mid-market and enterprise-size organizations with over 3,500 customers in thirty-eight countries spanning four continents, representing more than 5,000,000 active users of its products. GROUP’s customers include Abbot, Ernst & Young, Deutsche Bank, Bayer, HBSC, Merck and Toyota. GROUP provides IBM Lotus Notes/Domino Application and Transformation technology. Headquartered in Karlsruhe, Germany, the Company had offices throughout Europe and North America. GROUP maintains a website at www.gbs-ag.com. The information contained in the Company’s and GROUP’s websites is not incorporated by reference herein.

The Company’s Common Stock has been historically quoted on the OTC Markets’ OTCQB tiered marketplace under the ticker symbol “GBSX.” However, because the Company failed to file this Annual Report with the SEC by the April 15, 2014 extended deadline, the Company’s Common Stock is currently quoted on the OTC Markets Pink marketplace. Upon the filing of this Annual Report, or shortly thereafter, we anticipate that our Common Stock will be restored to the OTCQB and we will be seeking a change to the ticker symbol, although no assurance can be given.

Products and Services

GBS had grown by consolidating the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. GBS had developed its software and service business to service and support GBS’s expanding Lotus customer base.

Historically, we had achieved growth by acquiring underperforming companies with complimentary operations and leveraging GROUP’s expertise to turnaround and integrate these companies.

In 2012, we reduced overhead and administrative costs by restructuring the Company’s multilevel subsidiary-structure. During the year ended December 31, 2012, we restructured several subsidiaries. Also in 2012, we made changes in our management structure, appointed five independent members to our Board of Directors and formed Board committees, including an Audit Committee. The Board of Directors of the Company appointed Gary D. MacDonald on July 11, 2012 as the Chief Executive Officer, effective immediately.

In 2013, we continued to restructure the Company’s subsidiary structure and focused on the core competences of the organization. In February 2013, we sold 100% of the issued and outstanding capital stock of our wholly-owned subsidiary, IDC Global Inc. Following the restructuring activities, the Board of Directors of the Company reappointed Joerg Ott on July 10, 2013 as the Chief Executive Officer (Principal Executive Officer) of the Company, effective immediately.

After extended discussions with its main shareholders and the Board of Directors in 2016, the Company sold the rest of its controlling investments, which had previously begun in 2013. As a result, all subsidiaries of the company were sold effective December 31, 2016. Since then, the company has operated as a sole proprietorship and manages only a minority interest of stock in a German public entity. In this context, the formerly filed consolidated financial statements for the fiscal year 2012 are fully replaced by those of an individual company filed herewith. In the interest of maximum transparency, therefore, all presentations of the company for the 2012-2017 financial years refer to the status of Marizyme Inc. as an individual company.

Going forward, the Company intends to focus on the life sciences business and no longer intends to operate a software products and services business.

Change in Financial Condition

Results of Operations

Three Months ended December 31, 2017 compared to Three Months ended December 31, 2016

Revenues

The Company generated revenue from product Licenses, Maintenance, Third-Party Products, Services and Other Revenue. For the three months ended December 31, 2017, total revenue increased from ($1,816) at December 31, 2016 to $29,210 at December 31, 2017. The increase mainly resulted from an increase in Product revenues for the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

Cost of Goods Sold

For the three months ended December 31, 2017, our Cost of Goods Sold increased to $52,008 from ($147,153). Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

The Company achieved a gross loss of $22,798 for the three months ended December 31, 2017, from the gross profit for three months ended December 31, 2016 of $145,337 due to higher cost of goods sold.

Operating Expenses

For the three months ended December 31, 2017, the Company’s Operating Expense decreased to $92,211 from $217,820 for the three months ended December 31, 2016. Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

Net Other Income (Expense)

For the three months ended December 31, 2017 the Company had Net Other Expenses of $ 521,836 compared to Net Other Expenses of $ 693,515 for the three months ended December 31, 2016.

Fiscal Year Ended December 31, 2017 compared to Fiscal Year Ended December 31, 2016

Revenues

For the fiscal year ended December 31, 2017, total revenue decreased to $101,175 from $ 291,135 at December 31, 2016. The Company generated revenue from two divisions. The Product division of revenue includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division of revenue includes revenue generated from professional services rendered.

Cost of Goods Sold

For the fiscal year ended December 31, 2017, the Company’s Cost of Goods Sold decreased to $ 86,907 from $ 208,392 at December 31, 2016. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Operating Expenses

For the fiscal year ended December 31, 2017, the Company’s Operating Expense decreased to $ 139,179 from $ 264,561 for the fiscal year ended December 31, 2016. Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

Net Other Income (Expense)

For the fiscal year ended December 31, 2017, the Company experienced Net Other Expense of $ 445,595 compared to Net Other Expense of $ 690,894 for the fiscal year ended December 31, 2016. An aggressive write off of intangibles following the restructuring activities of the Company represented the majority of this expense.

Fiscal Year Ended December 31, 2016 compared to Fiscal Year Ended December 31, 2015

For the fiscal year ended December 31, 2016, total revenue decreased to $ 291,135 from $ 407,408 at December 31, 2015. The Company generated revenue from two divisions. The Product division of revenue includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues.

Cost of Goods Sold

For the fiscal year ended December 31, 2016, the Company’s Cost of Goods Sold decreased to $ 208,392 from $ 230,348 at December 31, 2015. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Operating Expenses

For the fiscal year ended December 31, 2016, the Company’s Operating Expense decreased to $ 264,561 from $ 1,368,054 for the fiscal year ended December 31, 2015. Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

Net Other Income (Expense)

For the fiscal year ended December 31, 2016, the Company experienced Net Other Expense of $ 690,894 compared to Net Other Expense of $ 7,857,304 for the fiscal year ended December 31, 2015.

Fiscal Year Ended December 31, 2015 compared to Fiscal Year Ended December 31, 2014

For the fiscal year ended December 31, 2015, total revenue increased to $ 407,708 from $ 0 at December 31, 2014. The Company generated revenue from two divisions. The Product division of revenue includes revenue generated from the sale of Licenses, Maintenance, Third-Party Products, and Other revenues. The Service division of revenue includes revenue generated from professional services rendered.

Cost of Goods Sold

For the fiscal year ended December 31, 2015, the Company’s Cost of Goods Sold increased to $ 230,348 from $ 0 at December 31, 2014. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Operating Expenses

For the fiscal year ended December 31, 2015, the Company’s Operating Expense increased to $ 1,368,054 from $ 1,226,356 for the fiscal year ended December 31, 2014. Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

Net Other Income (Expense)

For the fiscal year ended December 31, 2015, the Company experienced Net Other Expense of $ 7,857,304 compared to Net Other Expense of $ 9,009,474 for the fiscal year ended December 31, 2014.

Fiscal Year Ended December 31, 2014 compared to Fiscal Year Ended December 31, 2013

For the fiscal year ended December 31, 2014, total revenue was $ 0 and $ 0 at December 31, 2013.

Cost of Goods Sold

For the fiscal year ended December 31, 2014, the Company’s Cost of Goods Sold was $ 0 and $ 0 at December 31, 2013.

Operating Expenses

For the fiscal year ended December 31, 2014, the Company’s Operating Expense decreased to $1,226,356 from $2,187,360 for the fiscal year ended December 31, 2013. Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

Net Other Income (Expense)

For the fiscal year ended December 31, 2014, the Company experienced Net Other Expense of $ 9,009,474 compared to Net Other Expense of $ 242,623 for the fiscal year ended December 31, 2013.

Fiscal Year Ended December 31, 2013 compared to Fiscal Year Ended December 31, 2012

For the fiscal year ended December 31, 2013, total revenue decreased to $ 0 from $ 45,000 at December 31, 2012. The Company generated revenue from restructuring fees in 2012.

Cost of Goods Sold

For the fiscal year ended December 31, 2013, the Company’s Cost of Goods Sold was $ 0 and $ 0 at December 31, 2012.

Operating Expenses

For the fiscal year ended December 31, 2013, the Company’s Operating Expense decreased to $ 2,187,360 from $ 2,890,590 for the fiscal year ended December 31, 2012. Operating Expense consist of Selling Expense, Administrative Expense and General Expense.

Net Other Income (Expense)

For the fiscal year ended December 31, 2013, the Company experienced Net Other Expense of $ 242,623 compared to Net Other Income of $ 298,726 for the fiscal year ended December 31, 2012.

Liquidity & Capital Resources

At December 31, 2017, we had $51,608 in cash, compared to $11,883 at December 31, 2016. At December 31, 2017, our accumulated stockholders’ deficit was $27,082,933 compared to $26,210,221 at December 31, 2016.

At December 31, 2016, we had $11,883 in cash, compared to $14,369 at December 31, 2015. At December 31, 2016, our accumulated stockholders’ deficit was $26,210,221 compared to $17,162,222 at December 31, 2015.

At December 31, 2015, we had $14,369 in cash, compared to $874 at December 31, 2014. At December 31, 2015, our accumulated stockholders’ deficit was $17,162,222 compared to $6,926,392 at December 31, 2014.

At December 31, 2014, we had $874 in cash, compared to $860 at December 31, 2013. At December 31, 2014, our accumulated stockholders’ deficit was $6,926,392 compared to $4,496,408 at December 31, 2013.

At December 31, 2013, we had $860 in cash, compared to $719,454 at December 31, 2012. At December 31, 2013, our accumulated stockholders’ deficit was $4,496,408 compared to $1,949,544 at December 31, 2012.

The Company's cash flow depended on the timely and successful market entry of its strategic offerings. Future cash flows from software products and services are expected to be very small as the company changes its strategic focus to life sciences and biotechnology.

Especially for strategic offerings for paradigm shifting technologies, the management's budget plan is based on a series of assumptions regarding regulatory approval, market acceptance, readiness and pricing. While management's assumptions are based on market research, assumptions bear the risk of being incorrect and may result in a delay in projects, delays in regulatory approvals and consequently a delay or a reduction in the related strategic offerings. In case these delays have an impact on the Company's liquidity and therefore its ability to support its operations with the necessary cash flow, the Company depends on its ability to generate cash flow from other resources, such as debt financing from related or independent resources or as equity financing from existing shareholders or through the stock market.

During the entire fiscal year 2017 the Company sought other strategic assets in the biotechnology space. The Company will see internal and external sources for financing future projects. These sources may provide the necessary funds to support the working capital needs of the Company. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone the going to market until the financing will be sufficient. Management believes, in accordance with the above-mentioned statement, the Company will need to raise money to support its standard operations for the current fiscal period.

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

In addition to the foregoing, during the fiscal years 2012 ended December 31, 2017, we raised capital by consummating the following transactions:

•On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the Chairman of the Board of Directors and then Chief Executive Officer of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Mohammad A. Shihadah, a member of the Board. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Mr. Shihadah for the principal amount of $50,000, bearing interest at a rate of 8% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note was convertible in full at $0.50 per share into common stock of the Company, if the conversion was not exercised on or before September 30, 2012. If not exercised Mr. Shihadah will receive a 3-year warrant to purchase shares at 50,000 shares of common stock at $0.50 per share. The conversion was not exercised by September 30, 2012, as per the terms of the Loan Agreement Mr. Shihadah was issued a 3-year warrant to purchase shares at 50,000 shares of common stock at $0.50 per share.

•On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with K Group Ltd. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to K Group Ltd. for the principal amount of $250,000, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note was convertible in full at $0.50 per share into common stock of the Company, if this conversion if not exercised on or before September 30, 2012. (Did they exercise- if not, change the wording herein) If not exercised K Group Ltd. will receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share. The conversion was not exercised by September 30, 2012, as per the terms of the Loan Agreement K Group Ltd. was issued a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

•On July 5, 2012, the Company entered into a convertible promissory note agreement (the “Loan Agreement”) with Vitamin B Venture GmbH. Pursuant to the Loan Agreement, the Company issued a convertible promissory note, dated July 5, 2012 (the “Note”), to Vitamin B Venture GmbH for the principal amount of $252,500, bearing interest at a rate of 8.5% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note. The Note was convertible in full at $0.50 per share into common stock of the Company, if this conversion if not exercised on or before September 30, 2012. If not exercised K Group Ltd. will receive a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share. The conversion was not exercised by September 30, 2012, as per the terms of the Loan Agreement Vitamin B Venture GmbH. was issued a 3-year warrant to purchase shares at 250,000 shares of common stock at $1.00 per share.

•On August 13, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with John A. Moore, a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to Mr. Moore for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted Mr. Moore a secured priority security interest in the Company’s Accounts Receivable and its subsidiaries located in the United States of America, as more fully described in the full text of the document.

oIn connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.35 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

oIn connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On October 26, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa, a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated October 26, 2012 (the “Note”), to Mr. Baksa for the principal amount of $1,000,000, bearing interest at a rate of 20% per year and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Baksa a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. then owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

oIn connection with the execution of the Loan Agreement, on October 26, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 500,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. On February 12, 2013, Mr. Baksa exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

oIn connection with the Loan Agreement, on February 22, 2013, the Company and Mr. Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(2) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with an accredited investor (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

oIn connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

oOn February 12, 2013, the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

•On November 30, 2012, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with an accredited investor (the “Lender”). Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated November 30, 2012 (the “Note”), to the Lender in the aggregate principal amount of $500,000, bearing an annual interest rate of 20% and maturing on the earlier of the first anniversary date of the date of issuance or such other time as described in more detail in the Note, without any penalty for prepayment. To secure the obligations of the Company under the Note, the Company granted the Lender a first priority security interest in all of the Company’s right, title and interest in and to the shares of IDC Global, Inc. owned by the Company. The Note contains customary provisions upon an Event of Default, as more fully described in the full text of the document.

oIn connection with the execution of the Loan Agreement, on November 30, 2012, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 250,000 shares of common stock at an exercise price of $0.20 until the third anniversary date of the date of issuance. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof.

oOn February 12, 2013 the Lender exercised the right to purchase 250,000 shares of common stock at the exercise price of $0.20.

•On November 30, 2013, the Company issued the Board of Directors Common Stock purchase warrants to purchase a total of 200,000 shares of common stock at an exercise price of $0.20 until the second anniversary of the date of issuance. These warrants were issued in lieu of the stock options for the fiscal year 2013. The Warrants were issued in a private transaction between the Company and the Board and were exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. All the Warrants expired in 2015 without being exercised.

•On January 31, 2014 the Company issued 25,000 restricted shares of Common Stock to a third party non-affiliated consultant for services rendered. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On March 19, 2014 the Company issued the Board of Directors 666,667 shares for an equivalent of $80,000 to fully compensate all outstanding fees for the Board members including the fiscal year 2014.

•On June 3, 2014, the Company sold a significant amount of stock of its equity stake in GBS Software AG (formerly operating as GROUP Business Software AG), a German public company trading on the Frankfurt Stock Exchange under the symbol “INW” (“GROUP”) for a total of $348,250.

•On July 17, 2014 the Company issued 25,000 restricted shares of Common Stock to a third party non-affiliated consultant for services rendered. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•There were no equity transactions in 2015, 2016, and 2017.

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

i.Allowance for doubtful accounts. The company provides for potential bad debts on an account-by-account basis. Bad debts have not been significant and our allowance has been accurate. Non-trade receivables are also scrutinized and allowed for based on expected recovery.

ii.Allocation of the price paid when acquiring subsidiaries. When the Company acquires subsidiary companies an allocation of the purchase is required. The allocation is based on management’s analysis of the value of the net assets, and is based on estimated future cash flows that each component will produce. Such components might include software, customer lists and other intangible assets that are not readily determinable. The allocation has a significant impact on the future earnings of the Company as certain assets, customer lists for example, must be amortized and charged to operations over time, while other assets, notably goodwill, does not.

iii.Impairment testing on intangibles and goodwill. As noted in more detail below, these areas involve numerous estimates as to expected cash flows, expected rates of return and other factors that are difficult to determine and are often out of the Company’s direct control.

iv.Valuation of deferred tax credits. The Company provides an allowance for tax recoveries arising from the application of losses carried forward. An allowance is provided where management has determined that it is less than likely that the loss will be applied and income taxes recovered.

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

Principles of Consolidation and Reverse Acquisition

As previously disclosed, the Company originally exchanged a total of 5,405,411 shares of common stock in exchange for a minority of the outstanding common shares of GROUP (and retained its minority shareholding by acquiring an additional 883,765 shares of GROUP on February 27, 2012). Although the Company was the legal acquirer, the transaction was accounted for as a recapitalization of GROUP in the form of a reverse merger, whereby GROUP became the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of GROUP for all periods presented, and do not include the historical financial statements of the Company. All costs associated with the reverse merger transaction were expensed as incurred. Those expenses totaled approximately $300,000 and were included in professional fees in administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Nor applicable

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-22 of this Annual Report on Form 10-K for the year ended December 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported by the Company on a Form 8-K filed on March 3, 2014, on March 1, 2014, K.R. Margetson, Ltd. (“KRM”) resigned as the independent registered public accounting firm of the Company.

The reports of KRM on the financial statements of the Company for the fiscal years ended December 31, 2012, March 31, 2012 and March 31, 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Effective September 19, 2012, the Company changed its fiscal year end from March 31st to December 31st.

During the last two most recent fiscal years ended December 31, 2013 and December 31, 2012, and through March 1, 2014, there were no (i) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with KRM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to KRM’s satisfaction, would have caused KRM to make reference to the subject matter thereof in connection with its reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

The Company provided KRM with a copy of the disclosures it is making in this Current Report on Form 8-K and requested from KRM a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of KRM’s letter dated March 3, 2014 was filed as Exhibit 16.1 to the Form 8-K.

On March 5, 2014, the Company engaged L.L. Bradford (“LLB”) as the Company’s independent registered public accounting firm for the year ending December 31, 2013, to be effective immediately. However, the Company never filed these reports and re-engaged KRM on May 14, 2018 as the Company’s independent registered public accounting firm for the year ending December 31, 2017, to be effective immediately.

During the last six most recent fiscal years ended December 31, 2017 and December 31, 2012, and through May 30, 2018, neither the Company nor anyone on its behalf has previously consulted with KRM regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that KRM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(i)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2017. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241; Effective June 27, 2007).

Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2017:

•The Company’s lack of sufficient accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

•Lack of segregation of duties of internal accounting and SEC reporting departments.

We plan to take measures to remediate these deficiencies, such as hiring additional qualified personnel and providing additional training to our accounting staff in US GAAP. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

The material weaknesses and other matters impacting the Company’s internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements may suffer due to the Company’s reporting of material weaknesses in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its common stock.

Changes in Internal Control Over Financial Reporting (ICFR)

During the fourth quarter ended December 31, 2017, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B. Other Information.

Subsequent Events:

On January 2, 2018 Marizyme signed an Assignment Agreement with Saratoga Equity, Inc. that gave us the right to acquire Saratoga’s worldwide exclusive licenses to various biotechnology patents and intellectual property related to wound care, dental cleansing and thrombolytic projects as well as other indications. Upon closing Marizyme shall issue to Saratoga and its designees an aggregate of 15,000,000 unregistered common shares in exchange for the license to the biotechnology. The closing is subject to several conditions including Marizyme effectuating a reverse stock split of its outstanding common stock resulting in 1 million to 1.1 million shares of common stock outstanding, Marizyme distributing 90% of the shares of GROUP to its existing shareholders, no debts or accounts payables remaining, Board of Directors resignations and the Board of Directors appointing Mr. Nicholas DeVito as the Chief Executive Officer and sole remaining board member. Either Party has the right to terminate the agreement if it is not consummated by January 15, 2018. Neither party has exercised its right to terminate nor can we make any assurances the transaction will be completed.

On January 8, 2018 we received written consent of the stockholders approving a 1-for-29 reverse split of our outstanding shares of Common Stock and further approving the election of Joerg Ott, John Moore, Mohammed Shihadah, and Nicholas DeVito to each serve as directors of the Corporation until the next election of directors at the annual meeting of stockholders to be held in 2019.

On April 4, 2018 the Board of Directors agreed to create and issue 1,000 shares of Series A Non-Convertible Preferred Stock to Mr. Nicholas P. DeVito immediately prior to the resignations of Mr. Ott, Mr. Moore, and Mr. Shihadah. The Series A Non-Convertible Preferred Stock shall represent eighty percent (80%) of all the votes entitled to be voted at any annual or special meeting of the shareholders of the Corporation or action by written consent of the shareholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

On May 4, 2018 Marizyme signed an Assignment and Assumption Agreement with X-Assets Enterprises, Inc., a Nevada Corporation (“X-Assets”). Marizyme agreed to assign all right, title, and interest in its two tranches of shares of GROUP (a first tranche of 1,049,691 GROUP shares and a second tranche of 1,896,000 GROUP shares) and all of its debt and accounts payables to X-Assets in exchange for 1,095,000 unregistered shares of common stock of X-Assets out of 1,250,000 shares outstanding. X-Assets will have full control over the disposition of GROUP shares. Marizyme shall retain the GroupLive line of business and shall only transfer that GroupLive line of business to X-Assets upon the consummation of the Assignment Agreement with Saratoga Equity. Marizyme further agreed and shall seek regulatory approval to distribute the 1,095,000 shares of X-Assets, pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Corporation under Section 4(a)(2) promulgated thereunder and that the certificates evidencing the same bear the appropriate restrictive Rule 144 legends, to its shareholders of record coincident with the consummation of the Assignment Agreement with Saratoga Equity.

On May 7, 2018, Mr. Ott, Mr. Moore, and Mr. Shihadah resigned as officer and directors of Marizyme and Mr. Nicholas DeVito assumed the position of Chief Executive Officer in addition to his position as Director.

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

Name	Age	Position and Offices Held	Dates in Position or Office
Nicholas DeVito (1)	55	Director, Chief Executive Officer	2017 - present;2018 - present
Joerg Ott	54	Chairman of the Board, Chief Executive Officer	2010 – 2018
John A. Moore Jr.	66	Director	2012 - 2018
Mohammad A. Shihadah	66	Director	2012 - 2018
David M Darsch	61	Director	2012 - 2014
Woody A. Allen	71	Director	2012 - 2014
Stephen D. Baksa	71	Director	2012 - 2016
Gary MacDonald	63	Director and Chief Executive Officer	2012 - 2013

(1): Mr. Nicholas DeVito was appointed our Chief Executive Officer on May 7, 2018 and Mr. Ott, Mr. Moore, and Mr. Shihadah resigned as officer and directors of Marizyme.

Business Experience:

Joerg Ott. Since April 26, 2010, Mr. Ott has been serving as the Company’s Chairman of the Board. From April 26, 2010 to July 11, 2012, Mr. Ott served as the Company’s Chief Executive Officer. On July 10, 2013, the Board of Directors reappointed Joerg Ott as the Chief Executive Officer. Since April 2002, Joerg has also been serving as the Chief Executive Officer of GROUP Business Software AG, (a minority subsidiary of the Company). GROUP Business Software AG has been trading at Frankfurt Stock Exchange since early 2000. From December 2000 to October 2002, Joerg was the Chief Executive Officer of Senator AG, a software company specializing in machine translation software. From October 1998 to December 2000, Joerg was the founding General Manager of Global Words GmbH, a technology and Services Company focusing on multi-lingual telephone based conference service. In 1997, Joerg founded OUTPUT! GmbH, a German based sales training company. Mr. Ott earned his MBA from University of Passau, Germany, focusing on Operations Research and Finance. He is also a Harvard Business School alumnus, graduated in 2009.

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

Nicholas P. DeVito. Mr. DeVito has 32 years of experience in finance, engineering and operations in a variety of industries including oil & gas, telecommunications, alternative energy, manufacturing and consumer products. Most recently he served as Sr. Director of Accounts at Synchronoss Technologies, Chief Operating Officer for Xtreme Oil & Gas (OTCBB:XTOG) successfully reorganizing the company and completing the filings to begin public trading. Mr. DeVito has served as VP of Business Development and as CEO of several subsidiaries in Tellium (NASDAQ:ZHNE), a highly successful telecommunications equipment manufacturer that sold optical switching products and completed an IPO. He consulted to several public and private companies acting to improve operations and grow sales. Finally, he spent 14 years at AT&T and Bell Laboratories. He has a BSEE and MSEE from Columbia University and an MBA in Management from New York University.

Key Attributes, Experience and Skills: Mr. DeVito brings his financial, operational and acquisition experience to the Board along with his leadership and investor relations skills. He has the ability to establish the vision and managing the execution of business plans, growth goals, creating value for shareholders, and achieving a successful exit.

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

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past ten years:

(a)Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Conduct

We have not adopted a Code of Conduct.

Changes in Officers and Directors

Mr. Allen resigned from the Board of Directors on May 10, 2014.

Mr. Darsch resigned from the Board of Directors on June 11, 2014.

Mr. MacDonald resigned from the Board of Directors on August 2, 2013.

Messrs. Ott, Moore and Shihadah resigned from the Board of Directors on May 7, 2018.

Mr. DeVito was appointed the Chairman of the Board of Directors and Chief Executive Officer on May 7, 2017

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

Based solely on our review no officers or directors failed to file their Section 16(a) forms on a timely basis or at all in 2017.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	December 31,	*Salary and Fees ($)	Bonus ($)	Total ($)
Joerg Ott
(1) Chairman and CEO (1)	2017	-	-	-
	2016	-	-	-
	2015	705,305	-	705,305
	2014	-	-	-
	2013	-	-	-
	2012	240,000	-	240,000

Gary D. McDonald
(2) Former CEO, Managing Director of Worldwide Operations	2014	86,042	-	86,042
	2013	135,121	-	135,121
	2012	107,452	15,000	122,452

Markus R. Ernst
(3) Former CFO (3)	2015	187,500		187,500
	2014	205,000	-	205,000
	2013	197,250	-	197,250
	2012	118,862	-	118,862
* Includes paid and accrued fees, salary and severance

(1)Joerg Ott served as the Chief Executive Officer (PEO) of the Company from April 26, 2010 to April 30, 2018.

(2)Gary D. McDonald served as the Interim Chief Executive Officer (CEO) of the Company from July 11, 2012 to July 10, 2013. Mr. MacDonald resigned from the Company and Board on August 2, 2013.

(3)Markus R. Ernst commenced serving as the Chief Financial Officer of the Company on February 24, 2012 and resigned on October 31, 2015

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017 no stock, stock options, or other equity securities were awarded to our named executive officers.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

None of our executive officers have compensation agreements as of December 31, 2017.

Compensation of Directors

The table below reflects fees which have been accrued but not paid to the Company’s directors who are not also “named executive officers.” Only non-executive directors are entitled to receive any compensation for services rendered by them as directors.

DIRECTOR COMPENSATION

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Incentive Plan Compensation ($)	Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woody A. Allen
2012	11,650	-	-	-	-	-	11,650
2013	61,900	-	-	-	-	-	61,900
2014	-	15,000	-	-	-	-	15,000
2015	-	-	-	-	-	-	-
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
Stephen D. Baksa
2012	-	-	-	-	-	-	-
2013	-	-	-	-	-	-	-
2014	-	10,000	-	-	-	-	10,000
2015	-	-	-	-	-	-	-
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
David M. Darsch
2012	13,667	-	-	-	-	-	13,667
2013	41,833	-	-	-	-	-	41,833
2014	-	20,000	-	-	-	-	20,000
2015	-	-	-	-	-	-	-
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
John A. Moore, Jr.
2012	14,150	-	-	-	-	-	14,150
2013	16,275	-	-	-	-	-	16,275
2014	-	20,000	-	-	-	-	20,000
2015	-	-	-	-	-	-	-
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
Mohamad A. Shihadah
2012	-	-	-	-	-	-	-
2013	-	-	-	-	-	-	-
2014	-	15,000	-	-	-	-	15,000
2015	-	-	-	-	-	-	-
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-

Total	159,475	80,000	-	-	-	-	239,475

(1) Exchanged Shares for fees

Director Agreements

General

Pursuant to letter agreements (referenced below) between the Company and each of the independent directors, the Company has agreed to pay each independent director an annual retainer of $10,000-$14,000 payable on a quarterly basis on the 15th day of each April, July, October and January of each year. The Chairman of the Audit Committee is also to receive an annual retainer of $8,000, payable on a quarterly basis. The Chairmen of the Compensation Committee and the Corporate Governance, Regulatory and Nominating Committee are each to receive an annual retainer of $2,000, payable on a quarterly basis. The current directors waived any and all outstanding board fees by resolution on March 23, 2018.

The Company has previously agreed to pay each Independent Director $2,000-$3,500 for each Board meeting (based on four meetings per year). The Company has previously agreed to pay each Independent Director serving on the Audit Committee a fee of $2,000 for each Audit Committee meeting (based on four meetings per year). The Company has previously agreed to pay each Independent Director serving on the Compensation Committee and/or the Corporate Governance, Regulatory and Nominating Committee a fee of $2,000 for each meeting of the respective committee (based on one meeting per year).

Currently, Directors do not receive any cash compensation for their services as members of the Board, although they are reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings.

Woody A. Allen

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Allen an annual retainer fee of $12,000 in consideration for serving as an Independent Director of the Board and as the Chairman of the Board’s Compensation Committee and Corporate Governance, Regulatory and Nominating Committee. The Company also agreed to issue Mr. Allen stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012. On November 30, 2013 Mr. Allen has been granted 40,000 warrants for a strike price of $0.20, which were out of the money on April 15, 2014.

Stephen D. Baksa

Pursuant to a letter agreement, dated February 24, 2012, as amended, the Company has agreed to pay Mr. Baksa an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Baksa stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012. On November 30, 2013 Mr. Baksa has been granted 40,000 warrants for a strike price of $0.20, which were out of the money on April 15, 2014.

David M. Darsch

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company agreed to pay Mr. Darsch an annual retainer fee of $26,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Darsch stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012. On November 30, 2013 Mr. Darsch has been granted 40,000 warrants for a strike price of $0.20, which were out of the money on April 15, 2014.

John A. Moore, Jr.

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Moore an annual retainer fee of $18,000 in consideration for serving as an Independent Director of the Board and Chairman of the Audit Committee. The Company also agreed to issue stock options to Mr. Moore to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012. On November 30, 2013 Mr. Moore has been granted 40,000 warrants for a strike price of $0.20, which were out of the money on April 15, 2014.

Mohammad A. Shihadah

Pursuant to a letter agreement, dated January 26, 2012, as amended, the Company has agreed to pay Mr. Shihadah an annual retainer fee of $10,000 in consideration for serving as an Independent Director of the Board. The Company also agreed to issue Mr. Shihadah stock options to purchase 25,000 shares of common stock of the Company from the date of grant until the third anniversary from the date of grant for an exercise price equal to the Fair Market Value of the common stock on the date of grant. No options were granted during 2012. On November 30, 2013 Mr. Shihadah has been granted 40,000 warrants for a strike price of $0.20, which were out of the money on April 15, 2014.

Term of Office

Our directors are elected to hold office for a one year term or until his successor is elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of June 21, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 31,929,291 shares of Common Stock of the Company issued and outstanding as of June 21, 2018. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	# of Shares of Common Stock (2)		% of class of stock outstanding (3)

Executive Officers and Directors:
Joerg Ott-Chairman and Chief Executive Officer	1,970,000		6.17%

Markus R. Ernst - Former Chief Financial Officer	30,000		0.09%

Woody A. Allen -Former Director	125,000		0.39%

Stephen D. Baksa - Former Director	2,133,333	(4)	6.68%

David M. Darsch -Former Director	166,667		0.52%

John A. Moore, Jr.-Former Director	717,627		2.25%

Mohammad A. Shihadah - Former Director	125,000		0.39%

Gary MacDonald - Former Chief Executive Officer	100,000		0.31%

All Officers and Directors as a group (8 persons)

(1) Unless otherwise indicated, the address of the named beneficial owner is c/o GBS Enterprises Incorporated, 2295 Towne Lake Parkway, Suite 116-290, Woodstock, GA 30189.

(2) Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3) Based on 31,929,291 shares of Common Stock outstanding as of June 21, 2018.

(4) Consists of (i) 2,133,333 shares of Common Stock held directly by Mr. Baksa, (ii) an additional 300,000 shares of Common Stock are indirectly held by Mr. Baksa as co-trustee of two trusts for his adult children. Mr. Baksa disclaims beneficial ownership of the 300,000 shares of Common Stock held by the two-trusts for his adult children.

Changes in Control

On April 4, 2018 the Board of Directors agreed to create and issue 1,000 shares of Series A Non-Convertible Preferred Stock to Mr. Nicholas P. DeVito immediately prior to the resignations of Mr. Ott, Mr. Moore, and Mr. Shihadah. The Series A Non-Convertible Preferred Stock shall represent eighty percent (80%) of all the votes entitled to be voted at any annual or special meeting of the shareholders of the Corporation or action by written consent of the shareholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following describes transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $ 120,000, and in which any related person had or will have a direct or indirect material interest:

•On November 30, 2013, the Company issued the Board of Directors Common Stock purchase warrants to purchase a total of 200,000 shares of common stock at an exercise price of $0.20 until the second anniversary of the date of issuance. These warrants were issued in lieu of the stock options for the fiscal year 2013. The Warrants were issued in a private transaction between the Company and the Board and were exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Section 4(2) thereof. The Warrant expired in 2015.

Each of the directors of the Company, including all five disinterested directors with respect to the transaction, has approved each of the transaction agreements discussed above and the transactions contemplated thereby.

Independent Directors

The Board has determined that Messrs. DeVito, Moore, Shihadah each qualify as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules. The Board has determined that due to Mr. Baksa’s stock ownership percentage in the Company, he does not qualify as an “independent director.” Mr. Baksa resigned from the Board on December 28, 2016.

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant who has audited the fiscal year ended December 31, 2012 to December 31, 2017. The aggregate fees billed for the six most recently completed fiscal years ended December 31, 2017 and December 31, 2016 for professional services rendered by K.R. Margetson for fiscal 2012 through 2017 were as follows:

	2017	2016	2015	2014	2013	2012
Audit Fees and Audit Related Fees	20,000	-	-	-	-	82,000
Tax Fees	-	-	-	-	-	-
All Other Fees	-	-	-	-	-	10,050
Total	$20,000	$-	$-	$-	$-	$92,050

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use K.R. Margetson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates K.R. Margetson to provide compliance outsourcing services.

Prior to the establishment of a standing Audit Committee of the Company’s Board of Directors on March 1, 2012, the Company’s Board pre-approved all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. Effective March 1, 2012, the Audit Committee of the Company’s Board of Directors reviews and pre-approves all services to be provided by the Company’s independent auditors. The Audit committee was dissolved upon resignation of the Directors in 2018.

The Board of Directors has considered the nature and amount of fees billed by K.R. Margetson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

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

Form S-1(File No.: 333-180626) filed April 9, 2012
10.19	Acquisition Agreement, dated June 1, 2011, by and among GBS Enterprises Incorporated, GroupWare AG and the Selling Stockholder of GroupWare AG	Form 8-K filed June 27, 2011
10.20	Acquisition Agreement, dated July 15, 2011, by and among GBS Enterprises Incorporated, IDC Global, Inc., the IDC Shareholders’ Representative and Management Shareholders’ Representative	Form 8-K filed July 28, 2011
10.21*	Consultant Services Agreement, dated February 24, 2012, between GBS Enterprises Incorporated and Green Minds Venture GmbH	Form 8-K filed February 28, 2012
10.22*	Offer Letter, dated January 26, 2012, between the Company and David M. Darsch, as amended	Form 8-K filed March 6, 2012
10.23*	Offer Letter, dated January 26, 2012, between the Company and John A. Moore, Jr., as amended	Form 8-K filed March 6, 2012
10.24*	Offer Letter, dated January 26, 2012, between the Company and Mohammad Shihadah, as amended	Form 8-K filed March 6, 2012
10.25*	Offer Letter, dated February 24, 2012, between the Company and Stephen D. Baksa, as amended	Form 8-K filed March 6, 2012

10.26*	Offer Letter, dated January 23, 2012, between the Company and Woody A. Allen, as amended	Form 8-K filed March 6, 2012
10.27	Securities Purchase Agreement, dated April 16, 2012, between GBS Enterprises Incorporated and Joerg Ott	Form 10-K filed April 16, 2012
10.28	Note Purchase and Security Agreement, dated August 13, 2012, by and between GBS Enterprises Incorporated and John A. Moore, Jr. and Annedenise M. Moore	Form 8-K filed August 16, 2012
10.29	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)	Form 10-Q filed September 13, 2012
10.30	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)	Form 10-Q filed September 13, 2012
10.31	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited	Form 10-Q filed September 13, 2012
10.32	Note Purchase and Security Agreement, dated October 26, 2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.33	Secured Promissory Note, dated October 26,2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.34	Common Stock Purchase Warrant, issued October 26, 2012, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed November 2, 2012
10.35	Note Purchase Agreement, dated October 29, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.36	Promissory Note, dated October 29, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.37	Note Purchase Agreement, dated November 14, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.38	Promissory Note, dated November 14, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.39	Note Purchase and Security Agreement, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.40	Secured Promissory Note, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012

10.41	Common Stock Purchase Warrant, issued November 30, 2012, by GBS Enterprises Incorporated to Pike H. Sullivan	Form 8-K filed December 12, 2012
10.42	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed May 2, 2013
10.43	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2013
10.44	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2013
10.45	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.46	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.47	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.48 (1)	Stock Purchase Agreement for IDC Global, Inc.	--
--
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	--
31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	--
32.1(1)	Section 1350 Certification of Principal Executive Officer	--
32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer	--
101.INS(2)	XBRL Instance Document	--
101.SCH(2)	XBRL Schema Document	--
101.CAL(2)	XBRL Calculation Linkbase Document	--
101.DEF(2)	XBRL Definition Linkbase Document	---
101.LAB(2)	XBRL Label Linkbase Document	--
101.PRE(2)	XBRL Presentation Linkbase Document	--
*	Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)	Filed herewith.
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

MARIZYME INCORPORATED

By: /s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer
(Principal Executive Officer)

Date: June 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Nicholas DeVito	Chairman of the Board of Directors, Chief Executive Officer	June 21, 2018
Nicholas DeVito	(Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

K. R. MARGETSON LTD.

#210, 905 West Pender Street
Vancouver BC V6C 1L6
Canada

Chartered Professional Accountant

Tel: 604.641.4450
Fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Marizyme, Inc.:

I have audited the accompanying balance sheets of Marizyme, Inc. as of December 31, 2017, 2016, 2015, 2014, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for each of the six years then ended and the related notes (collectively referred to as the "financial statements"). These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

The Company has prepared these financial statements on an unconsolidated basis and they do not include any of the accounts of its subsidiaries or companies over which it exercises significant influence. In my opinion, in order to comply with accounting principles generally accepted in the United Statement of America, the accounts of its subsidiaries and other companies over which it exercises significant influence should have been included in these financial statements.

In my opinion, based on my audits, except as noted above, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016, 2015, 2014, 2013 and 2012 and the change in stockholders' equity and the results of its operations and its cash flows for each of the six the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
June 21, 2018

/s/ K. R. MARGETSON LTD
Chartered Professional Accountant

MARIZYME, INC.
BALANCE SHEETS
For the Years ended December 31, 2012 - 2017
Audited

	Jan - Dec 2012	Jan - Dec 2013	Jan - Dec 2014	Jan - Dec 2015	Jan - Dec 2016	Jan - Dec 2017
	$	$	$	$	$	$
ASSETS
Current Assets:
Cash	719,454	860	874	14,369	11,883	51,608
Accounts Receivable	271,708	366,761	17,023	17,023	16,000	-
Assets Held for Sale - Note 8	4,093,983	-	-	-	-	130,766
Due from Related Parties - Note 5	9,793,599	7,386,376	5,234,274	3,913,166	304,953	-
Notes Receivable - Third Party	-	212,500	-	-	-	-
Loans Receivable - Third Party	-	-	-	928,659	-	-
Prepaid Expenses	108,134	139,033	3,416	500	27,680	26,668
Total Current Assets	14,986,878	8,105,529	5,255,587	4,873,717	360,516	209,042

Long Term Assets:
Assets Held for Sale - Note 8	-	-	-	-	-	2,610,440
Intangibles	-	515,205	1,065,205	835,205	-	-
Investment in Subsidiaries	14,908,034	15,497,064	8,547,419	2,204,110	2,683,907	-
Total Long Term Assets	14,908,034	16,012,270	9,612,625	3,039,316	2,683,907	2,610,440
TOTAL ASSETS	29,894,912	24,117,799	14,868,212	7,913,032	3,044,423	2,819,482

LIABILITIES
Current Liabilities:
Accounts Payable	491,010	453,858	415,686	416,038	203,889	24,223
Due to Related Parties - Note 5	1,104,703	255,310	1,753,307	2,791,903	87,216	-
Liabilities Held for Sale - Note 8	-	-	-	-	-	628,447
Loans/Notes Payable - Third Party	1,277,408	-	-	346,531	-	-
Loans/Notes Payable - Related Party - Note 5	2,427,986	585,772	25,189	732,530	-	-
Total Current Liabilities	5,301,107	1,294,940	2,194,182	4,287,003	291,105	652,670

Long Term Liabilities	-	-	-	-	-	-
TOTAL LIABILITIES	5,301,107	1,294,940	2,194,182	4,287,003	291,105	652,670

STOCKHOLERS' EQUITY
Capital Stock - Note 6	29,462	31,213	31,930	31,930	31,930	31,930
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
31,929,291 shs - 12/31/17, 12/31/16, 12/31/15, 12/31/14
31,212,614 shs - 12/31/13
29,461,664 shs - 12/31/12
Donated Capital	41,422	41,422	41,422	41,422	41,422	41,422
Paid-in or capital surplus	29,019,329	29,676,616	29,762,899	29,762,899	29,762,899	29,762,899
Retained Earnings	(1,949,544)	(4,496,408)	(6,926,392)	(17,162,222)	(26,210,221)	(27,082,933)
Treasury Stock	-	-	-	-	-	(16,000)
Net Income	(2,546,864)	(2,429,984)	(10,235,830)	(9,047,999)	(872,712)	(570,506)
Total Equity	24,593,805	22,822,859	12,674,030	3,626,030	2,753,318	2,166,812
TOTAL LIABILITIES AND EQUITY	29,894,912	24,117,799	14,868,212	7,913,032	3,044,423	2,819,482

See notes to the financial statements.

MARIZYME, INC.
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2012 - 2017
Audited

	Jan - Dec 2012	Jan - Dec 2013	Jan - Dec 2014	Jan - Dec 2015	Jan - Dec 2016	Jan - Dec 2017
	$	$	$	$	$	$
Total Revenue	45,000	-	-	407,708	291,135	101,175
Total Cost of Goods Sold	-	-	-	230,348	208,392	86,907
Gross Profit	45,000	-	-	177,359	82,743	14,267

Expenses:
Operating Expenses	538,354	989,427	648,573	459,209	242,978	91,025
Administrative Expenses	93,354	166,705	14,857	-	-	-
General Expenses	2,258,882	1,031,229	562,927	908,845	21,583	48,154
Total Expenses	2,890,590	2,187,360	1,226,356	1,368,054	264,561	139,179

Net Operating Income (Loss)	(2,845,590)	(2,187,360)	(1,226,356)	(1,190,695)	(181,818)	(124,912)

Total Other Income	507,883	441,385	484,316	583,352	376,588	68,421
Total Other Expenses	209,157	684,008	9,493,790	8,440,656	1,067,482	514,016
Net Other Income (Expense)	298,726	(242,623)	(9,009,474)	(7,857,304)	(690,894)	(445,595)

Net Income (Loss) attributable to shareholders	(2,546,864)	(2,429,984)	(10,235,831)	(9,047,999)	(872,712)	(570,506)

Net earnings (loss) per share, basic and diluted	(0.089)	(0.080)	(0.323)	(0.283)	(0.027)	(0.018)

Weighted average number of common stock
outstanding, basic and diluted	28,760,949	30,539,301	31,685,626	31,929,291	31,929,291	31,929,291

See notes to the financial statements.

MARIZYME, INC.
STATEMENT OF CASH FLOWS
For the Years ended December 31, 2012 - 2017
Audited

	Jan - Dec 2012	Jan - Dec 2013	Jan - Dec 2014	Jan - Dec 2015	Jan - Dec 2016	Jan - Dec 2017
	$	$	$	$	$	$
Cash Flow from Operating Activities:
Net Loss	(2,546,864)	(2,429,984)	(10,235,831)	(9,047,999)	(872,712)	(570,506)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Amortization Expense	-	34,795	100,000	230,000	-	-
Bad Debt Expense	-	-	2,182,525	2,182,525	-	-
Common Stock issued for service	-	278,750	87,000	-	-	-
Loan Discount Amortization	-	226,133	138,367	-	-	-
Loss on Sale of Subsidiary	-	250,000	-	329,409	430,234	-
Unrealized Loss on Investment	-	-	2,431,384	2,442,671	466,658	73,467
Warrants issued for service	272,832	-	-	-	-	-
Write Down on Investment	-	-	4,245,935	3,703,494	215,205	-
Changes in assets and liabilities:
Assets held for Sale	(27,983)	3,843,983	-	-	(304,953)	-
Accounts Receivables	(271,708)	(95,054)	349,739	-	(16,000)	-
Prepaid Expenses	(101,578)	(30,899)	(2,750)	2,916	(27,180)	1,012
Notes/Loans Receivable	-	(212,500)	212,500	(928,659)	928,659	-
Related Party Transactions	101,649	456,697	256,991	884,520	475,949	715,418
Accounts Payable	(820,086)	(37,152)	(38,172)	352	229,640	(179,666)
Net Cash provided (used) by operating activities	(3,393,738)	2,284,769	(272,312)	(200,771)	1,525,500	39,725

Cash Flow from Investing Activities:
(Increase) Decrease of property, plant, and equipment	139,182	-	-	-	-	-
(Increase) Decrease in Investments and Subsidiaries	(811,969)	(264,030)	272,326	(132,265)	(1,181,455)	-
Net cash provided (used) by investing activities	(672,787)	(264,030)	272,326	(132,265)	(1,181,455)	-

Cash Flow from Financing Activities:
Third party notes receivable	2,417,586	(2,924,334)	-	346,531	(346,531)	-
Capital Stock	1,055	850	-	-	-	-
Paid-in or capital surplus	681,445	184,150	-	-	-	-
Net cash provided (used) by financing activities	3,100,086	(2,739,334)	-	346,531	(346,531)	-
Net cash increase (decrease) for period	(966,439)	(718,595)	14	13,495	(2,486)	39,725
Cash and cash equivalents - Beginning of the year	1,685,893	719,454	860	874	14,369	11,883

Cash and cash equivalents - End of year	719,454	860	874	14,369	11,883	51,608

See notes to the financial statements.

MARIZYME, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2012 - 2017
Audited

	Common Stock			Additional
				Paid in	Donated	Treasury	Accumulated
	Shares	Amount		Capital	Capital	Stock	Deficit	Equity
	#	$		$	$		$	$
Balance, December 31, 2011	27,306,664	27,307		26,774,452	41,422	-	(1,949,544)	24,893,637

March 27, 2012, warrants exercised at $1.50 /sh
	5,000	5		7,495	-	-	-	7,500

March 27, 2012, warrants exercised at $.50 /sh
	400,000	400		199,600	-	-	-	200,000

March 30, 2012, warrants exercised at $.50 /sh
	500,000	500		249,500	-	-	-	250,000

March 31, 2012, warrants issued for services
	-	-		270,208	-	-	-	270,208
			-
April 16, 2012, issued on sale of units at $1.50 /unit
	120,000	120		179,880	-	-	-	180,000

April 28, 2012, issued on conversion of note into shares at $1.15 /sh
	550,000	550		631,950	-	-	-	632,500

April 30, 2012, issued on conversion of note into shares at $1.15 /sh
	400,000	400		459,600	-	-	-	460,000

April 30, 2012, issued on conversion of note and debt into shares at $1.15 /sh

	150,000	150		172,350	-	-	-	172,500

May 15, 2012, issued on sale of units at $1.50 /unit
	30,000	30		44,970	-	-	-	45,000

July 5, 2012, fair value of conversion on issuance of convertible debt
	-	-		26,700	-	-	-	26,700

December 21, 2012, warrants issued for services
	-	-		2,624	-	-	-	2,624

Net loss and comprehensive loss for the year	-	-		-	-	-	(2,546,864)	(2,546,864)
Balance, December 31, 2012	29,461,664	29,462		29,019,329	41,422	-	(4,496,408)	24,593,805

February 12, 2013, warrants exercised at $ .20/sh
	500,000	500		99,500	-	-	-	100,000

March 20, 2013, issued on debt conversion at $ .30/sh
	650,960	651		194,637	-	-	-	195,288

March 27, 2013, shares issued for services	200,000	200	69,800	-	-	-	70,000

August 6, 2013, shares issued for services at $.16/sh
	25,000	25	3,975	-	-	-	4,000

November 1, 2013 warrants exercised at $35/sh
	100,000	100	34,900	-	-	-	35,000

November 5, 2013 shares issued for services at $.19/sh
	25,000	25	4,725	-	-	-	4,750

November 26, 2013, warrants exercised at $.20 /sh
	250,000	250	49,750	-	-	-	50,000

November 30, 2013, warrants issued for services
	-	-	200,000	-	-	-	200,000

Net loss and comprehensive loss for the year	-	-	-	-	-	(2,429,984)	(2,429,984)

Balance, December 31, 2013	31,212,624	31,213	29,676,616	41,422	-	(6,926,392)	22,822,859

January 31, 2014, shares issued for services	25,000	25	3,725	-	-	-	3,750

March 19, 2014, shares issued for Director services
	666,667	667	79,333	-	-	-	80,000

July 17, 2014, shares issued for services	25,000	25	3,225	-	-	-	3,250

Net loss and comprehensive loss for the year	-	-	-	-	-	(10,235,831)	(10,235,831)

Balance, December 31, 2014	31,929,291	31,930	29,762,899	41,422	-	(17,162,222)	12,674,029

Net loss and comprehensive loss for the year	-	-	-	-	-	(9,047,999)	(9,047,999)
Balance, December 31, 2015	31,929,291	31,930	29,762,899	41,422	-	(26,210,221)	3,626,030

Net loss and comprehensive loss for the year	-	-	-	-	-	(872,712)	(872,712)
Balance, December 31, 2016	31,929,291	31,930	29,762,899	41,422	-	(27,082,933)	2,753,318

Delivery of GBSX shares for purchase of GBS India at $.04/sh
	-	-	-	-	(16,000)	-	(16,000)

Net comprehensive loss for the year	-	-	-	-	-	(570,506)	(570,506)
Balance, December 31, 2017	31,929,291	31,930	29,762,899	41,422	(16,000)	(27,653,439)	2,166,812

See notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 COMPANY AND BACKGROUND

Overview

Marizyme Incorporated, (formerly GBS Enterprises Incorporated), a Nevada corporation (the “Company,” “Marizyme”, “GBS,” “GBSX,” “we,” “us,” “our” or similar expressions), conducted its primary business through its minority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol INW. GROUP’s software and consulting business was focused on serving IBM’s Lotus Notes and Domino market. GROUP provided IBM Lotus Notes/Domino Application and Transformation technology. Headquartered in Karlsruhe, Germany, the Company had offices throughout Europe and North America. GROUP maintained a website at www.gbs-ag.com. The information contained in GROUP’s websites is not incorporated by reference herein. On March 21, 2018, GBS formed a wholly owned subsidiary named Marizyme, Incorporated, a Nevada Corporation and merged it with GBS Enterprises effectively renaming the company Marizyme.

However, Marizyme retains the former GBS GroupLive assets and retains a subsidiary, X-Assets, Incorporated (“X-ASSETS”), a Nevada company. X-ASSETS currently holds our 40.97% minority stake in GROUP and we intend to distribute the shares of X-ASSETS as part of a type-D business restructuring upon receiving regulatory approval.

Marizyme intends to refocus in the life sciences space and seek technologies to acquire. No life sciences acquisitions have been completed as of the date of this filing and no assurances can be given when an acquisition may be consummated.

The Company’s Common Stock has been historically quoted on the OTC Markets’ OTCQB under the ticker symbol “GBSX.” However, because the Company failed to file this Annual Report with the SEC by the April 15, 2014 extended deadline, the Company’s Common Stock is currently quoted on the OTC Pink sheets. Upon the filing of this Annual Report, or shortly thereafter, we anticipate changing our ticker symbol and that our Common Stock will be restored to the OTCQB, although no assurance can be given.

After extended discussions with its main shareholders and the Board of Directors in 2016, the Company sold the rest of its controlling investments, which had previously begun in 2013. As a result, all subsidiaries of the company were sold effective December 31, 2016. Since then, the company has managed only a minority interest of stock of a German public entity with no controlling interest. In this context, the formerly filed consolidated financial statements for the fiscal year 2012 are fully replaced by those of an individual company filed herewith. For comparative purposes and in the interests of maximum transparency, the statements of the company for the 2012-2017 financial years refer to the status of Marizyme Inc. as an unconsolidated company.

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2017, the Company had not yet achieved profitable operations and had accumulated losses of $27,653,439 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. As disclosed in Note 10, Subsequent events, management has a formal plan in place to address this concern,

NOTE 2 ACCOUNTING POLICIES

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment – the development and maintenance of computer software programs and support products until December 2016. As a result, the company focused exclusively on establishing a new business model and only managed its minority stake in GROUP.

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

Financial Instruments

Financial instruments consist of cash, accounts and other receivables, assets held for sale, due from related parties, notes and loans receivable, accounts payable and accrued liabilities, due to related parties, liabilities held for sale, loans payable and loans and notes payable to related parties. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date. Changes in fair value are recognized through profit and loss. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risk

We use the US dollar as our reporting currency. The functional currencies of our former foreign subsidiaries are the local currency, which included the Euro, the British pound and the Indian Rupee until the sale of all subsidiaries in December 2016. Accordingly, as of 12/31/2017, some assets and liabilities are incurred in Euros and we are subject to foreign currency risks.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents in any of the years included herein.

Intangible Assets

Intangible assets predominately comprise acquired software. Intangible assets acquired in exchange for payment are reflected at acquisition costs.

The Company amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with ASC regulations. In addition, in special circumstances according to ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

The useful life of acquired software is between three and five years.

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

Software maintenance revenues

Software maintenance revenues are recognized ratably on a pro-rata basis over the range of the contract period. Our contract periods typically ranged from one to five years. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance. Customers who are party to software maintenance agreements with us are entitled to receive support, product updates and upgrades on a when-and-if-available basis.

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

Foreign Currency Balances and Transactions

The Company’s functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the year-end exchange rates. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they ae translated at the year-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses are included in operations.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements. During the six years presented by the accompanying financial statements, there have been new principles adopted that have affected their presentation.

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

NOTE 3 CHANGE IN ACCOUNTING POLICIES

Fiscal reporting

Effective September 19, 2012, the Company changed its fiscal year end from March 31 to December 31. Prior to this change, the company’s subsidiaries, with the exception of SD Holdings, had fiscal year ends of December 31 and in reporting its financial statements, the Company, through the use of Regulation S-X Rule 3A-02 (“the 93 day rule”), consolidated those subsidiaries without any adjustments for timing differences in the period ends. This application was in error. With the change in year end, the Company retroactively adjusted previously released financial statements to reflect this change beginning December 31, 2010. Accordingly, the financial statements for the year ended December 31, 2012, 2013, 2014, 2015, 2016, and 2017 include the accounts of all consolidated companies for the same twelve month period beginning January 1, 2012. The Balance Sheet as of December 31, 2017 has also been adjusted to include the accounts of all consolidated companies as of this date.

NOTE 4 SUBSIDIARY COMPANIES

Subsidiary	Headquarters	Book Value	Book Value	Book Value	Book Value	Book Value	Book Value	Disposition
		12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	Date
IDC Global, Inc.	Chicago	3,516,726	-	-	-	-	-	2/1/2013
GBS Software AG (1)	Karlsruhe	7,312,636	7,312,636	4,608,925	1,969,110	2,683,907	2,610,440
Pavone GmbH	Boeblingen	5,250,000	6,164,030	2,800,000	225,000	-	-	12/1/2016
Groupware Inc.	Woodstock	613,494	288,494	288,494	-	-	-	12/31/2015
GBS India	Chennai	1,731,905	1,731,905	850,000	10,000	-	-	12/31/2016

(1) Manages a minority interest of stock

NOTE 5 RELATED PARTY ITEMS

Related parties refer to the Management, Board of Directors, Supervisory Board, and companies controlled by, or who are significantly influenced by GBSX.

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Related Party Receivables:
A company owned by the CFO	-	-	-	-	-	-
Loans and receivables due from subsidiaries	-	-	3,913	5,234	7,386	9,794
Notes receivables - officer and board members	-	-	-	-	-	-
TOTALS	-	-	3,913	5234	7386	9,794

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Accounts payable and Accruals:
Amounts due to CFO	-	-	47	17	32	72
A company owned by the CEO	-	11	-	38	-	494
Payables due to Former CEO	-	-	-	-	15	-
Board of Directors fees and outstanding expenses	-	76	79	205	209	104
Loans and payables due to subsidiaries	-	-	2,666	1,493	586	435
Notes payable - officer and board members (1)	-	-	733	25		2,428
TOTALS	-	87	3,524	1778	841	3,533

(1) Notes Payable - officer and board members

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Note Payable - John Moore	-	-	-	-	-	1,077
Note Payable - Stephen Baksa	-	-	287	-	-	1,036
Note Payable - VbV (Joerg Ott)	-	-	175	-	-	263
Note Payable- M. Shihadah	-	-	86	-	-	52
Note Payable - GMV (for services provided by M. Ernst)	-	-	185	25	-	-
TOTALS	-	-	733	25	-	2,428

Remuneration of the management occupying key positions within the Company and its’ subsidiaries including that of the Board of Directors include the following:

	12/31/2017	12/31/2017	12/31/2016	12/31/2016	12/31/2015	12/31/2015
	USD	USD	USD	USD	USD	USD
	Paid	Accrued	Paid	Accrued	Paid	Accrued
Management Fees (to Officers)	705,305	-	46,756	-	172,869	46,756
Management Fees (to Directors)	-	-	-	-	-	-

	12/31/2014	12/31/2014	12/31/2013	12/31/2013	12/31/2012	12/31/2012
	USD	USD	USD	USD	USD	USD
	Paid	Accrued	Paid	Accrued	Paid	Accrued
Management Fees (to Officers)	323,724	17,454	302,633	46,257	210,758	565,601
Management Fees (to Directors)	80,000	77,211	120,008	229,850	39,467	137,375

NOTE 6 COMMON STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. No class of preferred stock has been designated or issued. As of December 31, 2017, there were 31,929,291 shares of common stock outstanding.

Transactions occurring in 2012

•In March, 2012 an investor exercised their private purchase warrant and bought 5,000 shares of common stock for net proceeds of $7,500.

•Also in March, 2012, as a result of purchasing warrants at nominal value, wherein each warrant allowed the holder to purchase one common share at $0.50 for a period of three years, certain investors exercised those warrants and bought 900,000 shares of common stock for net proceeds of $450,000.

•On April 16, 2012, the Company sold 120,000 Units to Joerg Ott, the then CEO and Chairman of the Board of Directors of the Company, for a price of $1.50 per Unit, for a total purchase price of $180,000. Each Unit consisted of one share of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the Units and underlying securities to Mr. Ott in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On April 28, 2012, $632,500 in notes payable were converted at $1.15 per unit into 550,000 units with each unit consisting of one common share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Note pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On April 30, 2012, $460,000 in notes payable to Lotus were converted at $1.15 per unit into 400,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the Lotus Note pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•Also on April 30, 2012, $172,500 in debt to a company owned by Joerg Ott, the then CEO and Chairman of the Board of Directors of the Company, were converted at $1.15 per unit into 150,000 units, with each unit consisting of one share of common stock and one warrant. Each warrant allows the holder to purchase one common share at $1.75 for a period of three years. The Company issued the debt pursuant to Section 4(a)(2) (formerly Section 4(2)) under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On May 10, 2012, the Company sold 30,000 Units to Markus R. Ernst, the Chief Financial Officer of the Company, for a purchase price of $1.50 per unit, for a total purchase price of $45,000. Each unit consists of one share of common stock of the Company and one warrant, allowing the holder to purchase one share of common stock of the Company from the date of issuance until the third anniversary date of the date of issuance for $1.50 per share. The Company sold the units and underlying securities to Mr. Ernst in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On May 15, 2012, the Company issued 150,000 unregistered shares of common stock to Kjell Jahn, the former selling stockholder of GroupWare, AG, a Florida corporation purchased by the Company in June 2011. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act because the issuance was isolated and did not involve a public offering of securities.

Transactions occurring in 2013

•As stated above, on February 12, 2013, and in connection with the above October 26, 2012 Loan Agreement the Company issued an aggregate of 500,000 restricted shares of Common Stock to Board Member, Stephen Baksa pursuant to exercise of a common stock purchase warrant issued on October 26, 2012 and exercisable for $0.20 per share. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On February 12, 2013, the Company sold an aggregate of 250,000 restricted shares of Common Stock to an Accredited Investor (as that term is defined the Securities Act) pursuant to exercise of a common stock purchase warrant issued on November 30, 2012 and exercisable for $0.20 per share. The Company issues the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•As stated above, on February 22, 2013 and in connection with the above August 13, 2012 Loan Agreement, the Company and Board Member, John Moore amended the Note pursuant to which Mr. Moore agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 450,960 shares of Common Stock to Mr. Moore. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•As stated above, on February 22, 2013, and in connection with the above October 26, 2012 Loan Agreement, the Company and Board Member Stephen Baksa amended the Note pursuant to which Mr. Baksa agreed to convert the interest due under the Note into shares of GBSX common stock at a rate of $0.30 per share. Pursuant to the amendment, the Company issued 200,000 shares of Common Stock to Mr. Baksa. The Company issued the shares in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On March 20, 2013, the Company issued an aggregate of 450,950 restricted shares of Common Stock to Board Member, John Moore pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on August 13, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On March 27, 2013, the Company issued an aggregate of 200,000 restricted shares of Common Stock to Board Member, Stephen Baksa pursuant to a February 22, 2013 amendment to a Secured Promissory Note Agreement entered into on October 26, 2012 between the Company and the Board Member. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On March 27, 2013, the Company issued 200,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Stephen D. Baksa (the “Lender’), a member of the Board. Pursuant to the Loan Agreement, the Company issued a secured promissory note, dated April 26, 2013 (the “Note”), to Mr. Baksa for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc. The Company issued the Note upon reliance on Section 4(a)(2) (formerly 4(2)) of the Securities Act in light of the fact it was a private transaction and did not involve a public offering of securities.

•In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

•In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

•On April 26, 2013, the Company entered into a note purchase and security agreement (the “Loan Agreement”) with Vitamin B Venture GmbH (the “Lender”), an entity of which Joerg Ott, the Company’s Chairman and Chief Executive Officer, has voting and dispositive control. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note, dated October 26, 2012 (the “Note”), for the principal amount of $200,000, bearing interest at a rate of 2% per month and maturing on June 30, 2013 or such other time as described in more detail in the Note, without any penalty for prepayment. This Note is secured by fifty percent (50%) of certain financial holdbacks to be paid to the Company pursuant to the Stock Purchase Agreement, dated February 1, 2013, by and among the Company, IDC Global, Inc. and Global Telecom & Technology Americas, Inc. The Company issued the Note upon reliance on Section 4(a)(2) (formerly 4(2)) of the Securities Act in light of the fact it was a private transaction and did not involve a public offering of securities.

•In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from May 1, 2013 until April 30, 2016. The Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

•In connection with the execution of the Loan Agreement, on April 29, 2013, the Company issued the Lender a conditional common stock purchase warrant (the “Conditional Warrant”) which is exercisable in the event that Note is not paid in full by June 30, 2013, pursuant to which the Lender is entitled to purchase 100,000 shares of common stock at an exercise price of $0.25 from July 1, 2013 until June 30, 2016 as described more fully in the Note. The Conditional Warrant was issued in a private transaction between the Company and the Lender and was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) (formerly Section 4(2)) thereof.

•On August 6, 2013, the Company issued 25,000 restricted shares of Common Stock to a third party non-affiliated consultant in consideration for consulting services rendered by the consultant to the Company. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

Transactions occurring in 2014

•On January 31, 2014 the Company issued 25,000 restricted shares of Common Stock to a third party non-affiliated consultant for services rendered. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On March 19, 2014 the Company issued 666,667 restricted shares of Common Stock to its Board of Directors members in lieu of board fees for services rendered. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

•On July 17, 2014 the Company issued 25,000 restricted shares of Common Stock to a third party non-affiliated consultant for services rendered. The Company issued the securities in reliance on Section 4(a)(2) (formerly Section 4(2)) of the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities.

There were no equity transactions in 2015, 2016, and 2017.

Options

The Company has not issued any options, so that none are outstanding as at December 31, 2017.

Warrants

As of December 31, 2017 all outstanding unexercised warrants have expired and the Company has no further outstanding Warrants or obligations.

NOTE 7 LEGAL PROCEEDINGS

We are not subject to any legal proceeding nor are we aware of any potential legal matters.

NOTE 8 ASSETS AND LIABILITIES HELD FOR SALE

On May 4, 2018 Marizyme signed an Assignment and Assumption Agreement with X-Assets Enterprises, Inc., a Nevada Corporation (“X-Assets”). We agreed to transfer assets and liabilities to X-Assets on June 1, 2018. To reflect that transaction we identified those assets and liabilities on our December 31, 2017 Balance Sheet as Assets Held for Sale and Liabilities Held for Sale.

The assets include an accounts receivable valued at $130,766 and the GROUP shares valued at $2,610,440. The liabilities include a current payable valued at $628,447.

NOTE 9 INCOME TAXES

Income tax recover differs from that which would be expected from applying the effective tax rates to the net loss as follows:

Net loss for the year, December 31, 2017	$(497,115)
Statutory and effective future rate	21%
Income tax recovery at effective rate	$(104,394)
Tax benefit not recognized	104,394
Income tax recovery recognized	$-

As at December 31, 2017, the tax effect of the temporary timing differences that give rise to significant components of deferred tax asset are noted below.

Tax loss carried forward	$27,366,000
Deferred tax assets	$5,747,000
Valuation allowance	(5,747,000)
Deferred taxes recognized	$-

The tax losses will expire between 2030 and 2038.

NOTE 10 SUBSEQUENT EVENTS

On January 2, 2018 Marizyme signed an Assignment Agreement with Saratoga Equity, Inc. that gave us the right to acquire Saratoga’s worldwide exclusive licenses to various biotechnology patents and intellectual property related to wound care, dental cleansing and thrombolytic projects as well as other indications. Upon closing Marizyme shall issue to Saratoga and its designees an aggregate of 15,000,000 unregistered common shares in exchange for the license to the biotechnology. The closing is subject to several conditions including Marizyme effectuating a reverse stock split of its outstanding common stock resulting in 1 million to 1.1 million shares of common stock outstanding, Marizyme distributing 90% of the shares of GROUP to its existing shareholders, no debts or accounts payables remaining, Board of Directors resignations and the Board of Directors appointing Mr. Nicholas DeVito as the Chief Executive Officer and sole remaining board member. Either Party has the right to terminate the agreement if it is not consummated by January 15, 2018. Neither party has exercised its right to terminate nor can we make any assurances the transaction will be completed.

On January 8, 2018 we received written consent of the stockholders approving a 1-for-29 reverse split of our outstanding shares of Common Stock and further approving the election of Joerg Ott, John Moore, Mohammed Shihadah, and Nicholas DeVito to each serve as directors of the Corporation until the next election of directors at the annual meeting of stockholders to be held in 2019.

On April 4, 2018 the Board of Directors agreed to create and issue 1,000 shares of Series A Non-Convertible Preferred Stock to Mr. Nicholas P. DeVito immediately prior to the resignations of Mr. Ott, Mr. Moore, and Mr. Shihadah. The Series A Non-Convertible Preferred Stock represent eighty percent (80%) of all the votes entitled to be voted at any annual or special meeting of the shareholders of the Corporation or action by written consent of the shareholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

On May 4, 2018 Marizyme signed an Assignment and Assumption Agreement with X-Assets Enterprises, Inc., a Nevada Corporation (“X-Assets”). Marizyme agreed to assign all right, title, and interest in its two tranches of shares of GROUP (a first tranche of 152,324 GROUP shares and a second tranche of 1,896,000 GROUP shares) and all of its debt and accounts payables to X-Assets in exchange for 1,095,000 unregistered shares of common stock of X-Assets out of 1,250,000 shares outstanding. X-Assets will have full control over the disposition of GROUP shares. Marizyme shall retain the GroupLive line of business and shall only transfer that GroupLive line of business to X-Assets upon the consummation of the Assignment Agreement with Saratoga Equity. Marizyme further agreed and shall seek regulatory approval to distribute the 1,095,000 shares of X-Assets, pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Corporation under Section 4(a)(2) promulgated thereunder and that the certificates evidencing the same bear the appropriate restrictive Rule 144 legends, to its shareholders of record coincident with the consummation of the Assignment Agreement with Saratoga Equity.

MARIZYME, INC.
Balance Sheet
For the Quarters Ended

	December 31, 2016	March 31, 2017 (Unaudited)	June 30, 2017 (Unaudited)	September 30, 2017 (Unaudited)
	$	$	$	$
ASSETS
Cash	11,883	3,165	26,502	42,289
Accounts Receivable	320,953	319,025	282,914	292,999
Notes Receivable	-	-	-	-
Loans Receivable	-	-	-	-
Prepaid Expenses	27,680	-	-	36,667
Total Current Assets	360,516	322,189	309,417	371,955

Total Fixed Assets	-	-	-	-
Other Assets
Intangibles	-	-	-	-
Investment in Subsidiaries	2,683,907	2,683,907	2,683,907	2,683,907
Total Other Assets	2,683,907	2,683,907	2,683,907	2,683,907
TOTAL ASSETS	3,044,423	3,006,096	2,993,324	3,055,861

LIABILITIES
Accounts Payable	179,358	114,784	87,067	76,495
Other Current Liabilities	100,639	137,123	144,575	178,105
Loans and Notes Payable	11,108	(2,396)	(2,396)	(2,396)
Sales Tax Payable to India	-	-	-	-
Total Current Liabilities	291,105	249,511	229,246	252,204

Long Term Liabilities	-	-	-	-
Total Liabilities	291,105	249,511	229,246	252,204

EQUITY
Capital Stock	31,930	31,930	31,930	31,930
Donated Capital	41,422	41,422	41,422	41,422
Paid-in or capital surplus	29,762,899	29,762,899	29,762,899	29,762,899
Retained Earnings	(26,210,221)	(27,082,933)	(27,082,933)	(27,082,933)
Treasury Stock	-	(16,000)	(16,000)	(16,000)
Net Income	(872,712)	19,267	26,760	66,340
Total Equity	2,753,318	2,756,585	2,764,078	2,803,657
TOTAL LIABILITIES AND EQUITY	3,044,423	3,006,096	2,993,324	3,055,861

MARIZYME, INC.
Balance Sheet
For the Quarters Ended

	December 31, 2017	March 31, 2018 (Unaudited)
	$	$
ASSETS
Cash	51,608	29,426
Assets Held for Sale	130,766	119,786
Loans Receivable	-	5,553
Prepaid Expenses	26,667	16,667
Total Current Assets	209,041	171,432

Assets Held for Sale	2,610,440	2,610,440
Total Other Assets	2,610,440	2,610,440
TOTAL ASSETS	2,819,481	2,781,872

LIABILITIES
Accounts Payable	24,223	34,585
Liabilities Held for Sale	628,447	628,447
Total Current Liabilities	652,669	663,032

Long Term Liabilities	-	-
TOTAL LIABILITIES	652,669	663,032

EQUITY
Capital Stock	31,930	31,930
Donated Capital	41,422	41,422
Paid-in or capital surplus	29,762,899	29,762,899
Retained Earnings	(27,082,933)	(27,653,440)
Treasury Stock	(16,000)	(16,000)
Net Income	(570,506)	(47,972)
TOTAL EQUITY	2,166,812	2,118,840
TOTAL LIABILITIES AND EQUITY	2,819,481	2,781,872

Marizyme, Inc.
Statements of Operations
Unaudited

	Three Months Ended
	March 31, 2016	March 31, 2017
	$	$
Total Revenue	83,360	29,418

Total Cost of Goods Sold	107,845	11,114
Gross Profit	(24,484)	18,304
Expenses
Operating Expenses	13,671	3,000
Administrative Expenses	1,839	27,813
Total Expenses	15,509	30,812

Net Operating Loss	(39,994)	(12,509)

Total Other Income	-	34,688
Total Other Expenses	25,744	2,912
Net Other Income (Expense)	(25,744)	31,776

Net Income (Loss)	(65,737)	19,267

Marizyme, Inc.
Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017

Total Revenue	$124,403	$1,375	$207,763	$30,793

Total Cost of Goods Sold	$119,004	$1,703	$226,848	$12,817
Gross Profit	5,400	(328)	(19,085)	17,976
Expenses
Operating Expenses	5,897	7,713	19,568	10,713
Administrative Expenses	(158)	1,008	1,681	28,821
Total Expenses	5,740	8,721	21,249	39,534

Net Operating Loss	(340)	(9,049)	(40,334)	(21,557)

Total Other Income	-	17,426	-	43,089
Total Other Expenses	24,640	884	50,384	(5,229)
Net Other Income	(24,640)	16,542	(50,384)	48,317

Net Income (Loss)	$(24,980)	$7,493	$(90,718)	$26,760

Marizyme, Inc.

Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	Sept 30, 2016	Sept 30, 2017	Sept 30, 2016	Sept 30, 2017

Total Revenue	$85,187	$41,172	$292,951	$71,964

Total Cost of Goods Sold	128,697	22,082	355,545	34,899
Gross Profit	(43,509)	19,089	(62,594)	37,065
Expenses
Operating Expenses	21,628	3,639	41,196	14,352
Administrative Expenses	3,865	3,795	5,545	32,615
Total Expenses	25,492	7,434	46,741	46,968

Net Operating Income	(69,002)	11,655	(109,335)	(9,902)

Total Other Income	77,794	27,924	77,794	68,421
Total Other Expenses	24,789	-	75,173	(7,821)
Net Other Income	53,005	27,924	2,621	76,242

Net Income (Loss)	$(15,996)	$39,580	$(106,714)	$66,340

Marizyme, Inc.

Statements of Operations

Unaudited

	Three Months Ended
	March 31, 2017	March 31, 2018

Total Revenue	$29,418	$5,553

Total Cost of Goods Sold	11,114	-
Gross Profit	18,304	5,553
Expenses
Operating Expenses	3,000	29,270
Administrative Expenses	27,813	21,463
Total Expenses	30,812	50,732

Net Operating Income	(12,509)	(45,179)

Total Other Income	34,688	-
Total Other Expenses	2,912	2,792
Net Other Income	31,776	(2,792)

Net Income	$19,267	$(47,972)

Marizyme, Inc.
Statements of Cash Flows
Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2017	June 30, 2016	June 30, 2017	Sept 30, 2016	Sept 31, 2017	Dec 31, 2016	Dec 31, 2017	Mar 31, 2017	Mar 31, 2018
CASH FLOW FROM OPERATING ACTIVITIES
Net Income / Net Loss	(65,737)	19,267	(90,718)	26,760	(106,714)	66,340	(872,712)	(570,506)	19,267	(47,972)
Accounts Receivable	-	1,929	-	38,039	(505,904)	27,954	(257,673)	320,953	1,929	-
Loans Receivables	6,237	-	16,360	-	17,862	-	4,795,568	(130,766)	-	5,427
Prepaid Expenses	-	27,680	-	27,680	(38,060)	(8,987)	(27,180)	1,013	27,680	10,000
Accounts Payable	55,291	(41,594)	74,695	(61,859)	(20,013)	(38,901)	(4,360,692)	361,564	(41,594)	10,363
Net cash provided (used) by operating activities	(4,209)	7,282	337	30,619	(652,829)	46,406	(722,690)	(17,742)	7,282	(22,182)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) Decrease of intangible assets	-	-	-	-	650,000	-	720,203	73,467	-	-
Net cash provided (used) by investing activities	-	-	-	-	650,000	-	720,203	73,467	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Treasury Stock	-	(16,000)	-	(16,000)	-	(16,000)	-	(16,000)	(16,000)	-
Net cash provided (used) by financing activities	-	(16,000)	-	(16,000)	-	(16,000)	-	(16,000)	(16,000)	-

Net cash increase (decrease) for period	(4,209)	(8,718)	337	14,619	(2,829)	30,406	(2,486)	39,725	(8,718)	(22,182)
Cash and cash equivalents - Beginning of the quarter	14,369	11,883	14,369	11,883	14,369	11,883	14,369	11,883	11,883	51,608

Cash and cash equivalents - End of quarter	10,160	3,165	14,706	26,502	11,540	42,289	11,883	51,608	3,165	29,426

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by Marizyme, Inc. (“Marizyme,” “we” or the “Company,”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the above annual report for the year ended December 31, 2017. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

NOTE 2 ASSETS HELD FOR SALE

On May 4, 2018 Marizyme signed an Assignment and Assumption Agreement with X-Assets Enterprises, Inc., a Nevada Corporation (“X-Assets”). We agreed to transfer assets and liabilities to X-Assets on June 1, 2018. To reflect that transaction we identified those assets and liabilities on our December 31, 2017 and March 30, 2018 Balance Sheets as Assets Held for Sale and Liabilities Held for Sale.

The assets include an accounts receivable valued at $130,766 and the GROUP shares valued at $2,610,440. The liabilities include a current payable valued at $628,447.

NOTE 3 SUBSTANTIAL DOUBT ABOUT ABILITY TO CONTINUE AS A GOING CONCERN

Our financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since inception and currently have and previously from time to time have had limited funds with which to operate. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. We have several technologies in the commercialization phase and in development. We are seeking acquisitions of biotechnology assets in support of this direction. We are dependent on external sources of capital to help fund the operations of the Company.

Although we cannot make assurances that additional capital financing will be available to us on acceptable terms, or at all, management is in the process of executing a plan that we believe will provide us with sufficient funds to, at a minimum, allow us to continue operations through the end of the fourth quarter of 2018.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.