Form 10-K/A
period 2017-12-31
GBS Enterprises Inc
filed 2018-06-27
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Form S-1(File No.: 333-180626) filed April 9, 2012
10.19	Acquisition Agreement, dated June 1, 2011, by and among GBS Enterprises Incorporated, GroupWare AG and the Selling Stockholder of GroupWare AG	Form 8-K filed June 27, 2011
10.20	Acquisition Agreement, dated July 15, 2011, by and among GBS Enterprises Incorporated, IDC Global, Inc., the IDC Shareholders’ Representative and Management Shareholders’ Representative	Form 8-K filed July 28, 2011
10.21*	Consultant Services Agreement, dated February 24, 2012, between GBS Enterprises Incorporated and Green Minds Venture GmbH	Form 8-K filed February 28, 2012
10.22*	Offer Letter, dated January 26, 2012, between the Company and David M. Darsch, as amended	Form 8-K filed March 6, 2012
10.23*	Offer Letter, dated January 26, 2012, between the Company and John A. Moore, Jr., as amended	Form 8-K filed March 6, 2012
10.24*	Offer Letter, dated January 26, 2012, between the Company and Mohammad Shihadah, as amended	Form 8-K filed March 6, 2012
10.25*	Offer Letter, dated February 24, 2012, between the Company and Stephen D. Baksa, as amended	Form 8-K filed March 6, 2012

10.26*	Offer Letter, dated January 23, 2012, between the Company and Woody A. Allen, as amended	Form 8-K filed March 6, 2012
10.27	Securities Purchase Agreement, dated April 16, 2012, between GBS Enterprises Incorporated and Joerg Ott	Form 10-K filed April 16, 2012
10.28	Note Purchase and Security Agreement, dated August 13, 2012, by and between GBS Enterprises Incorporated and John A. Moore, Jr. and Annedenise M. Moore	Form 8-K filed August 16, 2012
10.29	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)	Form 10-Q filed September 13, 2012
10.30	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)	Form 10-Q filed September 13, 2012
10.31	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited	Form 10-Q filed September 13, 2012
10.32	Note Purchase and Security Agreement, dated October 26, 2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.33	Secured Promissory Note, dated October 26,2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.34	Common Stock Purchase Warrant, issued October 26, 2012, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed November 2, 2012
10.35	Note Purchase Agreement, dated October 29, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.36	Promissory Note, dated October 29, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.37	Note Purchase Agreement, dated November 14, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.38	Promissory Note, dated November 14, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.39	Note Purchase and Security Agreement, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.40	Secured Promissory Note, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012

10.41	Common Stock Purchase Warrant, issued November 30, 2012, by GBS Enterprises Incorporated to Pike H. Sullivan	Form 8-K filed December 12, 2012
10.42	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed May 2, 2013
10.43	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2013
10.44	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2013
10.45	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.46	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.47	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.48	Stock Purchase Agreement for IDC Global, Inc.	Form 10-K filed June 21, 2018
--
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	--
31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	--
32.1(1)	Section 1350 Certification of Principal Executive Officer	--
32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer	--
101.INS(2)	XBRL Instance Document	--
101.SCH(2)	XBRL Schema Document	--
101.CAL(2)	XBRL Calculation Linkbase Document	--
101.DEF(2)	XBRL Definition Linkbase Document	---
101.LAB(2)	XBRL Label Linkbase Document	--
101.PRE(2)	XBRL Presentation Linkbase Document	--
*	Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)	Filed herewith.
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

Date: June 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Nicholas DeVito	Chairman of the Board of Directors, Chief Executive Officer	June 27, 2018
Nicholas DeVito	(Principal Executive Officer)

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

STOCKHOLDERS' EQUITY
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

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Related Party Receivables:
Amounts due to CFO	-	-	-	-	-	-
Loans and receivables due from subsidiaries	-	-	3,913	5,234	7,386	9,794
Notes receivables - officer and board members	-	-	-	-	-	-
TOTALS	-	-	3,913	5234	7386	9,794

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Accounts payable and Accruals:
Amounts due to CFO	-	-	47	17	32	72
A company owned by the CEO	-	11	-	38	-	494
Payables due to Former CEO	-	-	-	-	15	-
Board of Directors fees and outstanding expenses	-	76	79	205	209	104
Loans and payables due to subsidiaries	-	-	2,666	1,493	586	435
Notes payable - officer and board members (1)	-	-	733	25		2,428
TOTALS	-	87	3,524	1778	841	3,533

(1) Notes Payable - officer and board members

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Note Payable - John Moore	-	-	-	-	-	1,077
Note Payable - Stephen Baksa	-	-	287	-	-	1,036
Note Payable - VbV (Joerg Ott)	-	-	175	-	-	263
Note Payable- M. Shihadah	-	-	86	-	-	52
Note Payable - GMV (for services provided by M. Ernst)	-	-	185	25	-	-
TOTALS	-	-	733	25	-	2,428

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