Form 10-Q
period 2018-09-30
MARIZYME INC
filed 2018-11-14
CIK 1413754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2018

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-53223

MARIZYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2950 E. Harmony Rd, Suite 255, Fort Collins, CO 80528

(Address of principal executive offices) (Zip Code)

(925) 400-3123 (Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of the registrant’s shares of common stock outstanding was 19,581,044 as of November 14, 2018.

MARIZYME, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Marizyme Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended December 31, 2017 contained in the Company’s form for registration of securities on Form 10 (“Form 10”) originally filed with the Securities and Exchange Commission (“SEC”) on September 12, 2018, as amended on October 23, 2018. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARIZYME, INC.

BALANCE SHEETS

	Unaudited
	30-Sep-18	31-Dec-17
	$	$
ASSETS
Cash	4,915	51,608
Accounts Receivable	-	130,766
Notes Receivable	-	-
Prepaid Expenses	35,000	26,668
Total Current Assets	39,915	209,042

Intangible Assets	28,600,000	-
Investment in Subsidiaries	-	2,610,440
TOTAL ASSETS	28,639,915	2,819,482

LIABILITIES
Accounts Payable	3,000	24,223
Other Current Liabilities	-	628,447
Loans and Notes Payable	77,195	-
Total Current Liabilities	80,195	652,670

Long Term Liabilities	-	-
Total Liabilities	80,195	652,670

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
19,581,074 shares of common stock	19,581	1,101
Donated Capital	41,422	41,422
Additional Paid in Capital	58,375,249	29,793,728
Accumulated Deficit	(29,860,531)	(27,653,439)
Treasury Stock	(16,000)	(16,000)
Total Equity	28,559,721	2,166,812
TOTAL LIABILITIES AND EQUITY	28,639,915	2,819,482

MARIZYME, INC.

STATEMENTS OF OPERATIONS

For the Quarters ended September 30, 2018 and 2017

Unaudited

	Three Months Ended		Nine Months Ended
	30-Sep-18	30-Sep-17	30-Sep-18	30-Sep-17
	$	$	$	$
Total Revenue	542	41,171	23,187	71,964

Total Cost of Goods Sold	542	22,082	20,075	34,899
Gross Profit	-	19,088	3,112	37,065

Expenses:
Operating Expenses	46,492	3,639	104,070	14,352
Administrative Expenses	24,130	3,795	83,581	32,615
Total Expenses	70,622	7,434	187,651	46,968

Net Operating Profit (Loss)	(70,622)	11,654	(184,539)	(9,902)

Other Income	-	27,924	-	76,242
Other Expenses	2,195	-	2,195	-
Net Other Income (Expense)	(2,195)	27,924	(2,195)	76,242

Net Income (Loss)	(72,817)	39,579	(186,733)	66,340

MARIZYME, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the quarter ended September 30, 2018

Unaudited

					Additional
	Common Stock		Preferred Stock		Paid in	Donated	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Equity
	#	$	#	$	$	$		$	$

Balance, December 31, 2015	1,101,074	1,101	-	-	29,793,728	41,422	-	(26,210,221)	3,626,030

Net loss and comprehensive loss for the year	-	-	-	-	-	-	-	(872,712)	(872,712)
Balance, December 31, 2016	1,101,074	1,101	-	-	29,793,728	41,422	-	(27,082,933)	2,753,318

Delivery of GBSX shares for purchase of GBS India at $.04/sh	-	-	-	-	-	-	(16,000)	-	(16,000)

Net comprehensive loss for the year	-	-	-	-	-	-	-	(570,506)	(570,506)
Balance, December 31, 2017	1,101,074	1,101	-	-	29,793,728	41,422	(16,000)	(27,653,439)	2,166,812

Dividends Paid	-	-	-	-	-	-	-	(2,020,359)	(2,020,359)

1,000 shares of Preferred Stock Issued	-	-	1,000	1	-	-	-	-	1

1.5m shares issued for exchange of 1000 preferred shares	1,500,000	1,500	(1,000)	(1)	(1,499)	-	-	-	-

16.98 m shares issued for purchase of Krillase Enzyme Intangible asset	16,980,000	16,980	-	-	28,583,020	-	-	-	28,600,000

Net loss and comprehensive loss through September 30, 2018	-	-	-	-	-	-	-	(186,733)	(186,733)

	19,581,074	19,581	-	-	58,375,249	41,422	(16,000)	(29,860,531)	28,559,721

MARIZYME, INC.

STATEMENTS OF CASH FLOWS

For the Quarters ended September 30, 2018 and 2017

Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
	$	$

Cash Flow from Operating Activities:
Net Profit (Loss)	(186,733)	66,339
Adjustments to reconcile Net Income to Net Cash provided by operations:
Interest Expense	2,195	-
Changes in assets and liabilities:
Accounts Payable	(21,222)	(97,394)
Accounts Receivables		(16,000)
Assets/Liabilities held for resale	92,399	86,447
Prepaid Expenses	(8,333)	(8,987)
Net Cash provided (used) by operating activities	(121,694)	30,406

Cash Flow from Financing Activities:
Third party Notes Payable	75,000	-
Net cash provided (used) by financing activities	75,000	-

Net cash increase (decrease) for period	(46,694)	30,406
Cash - Beginning of period	51,608	11,883

Cash - End of quarter	4,915	42,289

MARIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Marizyme Inc. (“Marizyme” or the “Company”) is a Nevada corporation development-stage biotechnology company dedicated to the commercialization of therapies that address the urgent need of higher mortality and costs in the acute care space.  Specifically, Marizyme will initially focus its efforts on developing treatments for disease caused by thrombus (stroke, acute myocardial infarctions or AMI’s and deep vein thrombosis or DVT’s), infections and pain/neurological conditions. Marizyme was formerly known as GBS Enterprises, a software and consulting business focused on serving IBM’s Lotus Notes and Domino market.

2. Basis of Presentation and Going Concern

These unaudited financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The consolidated balance sheet as of September 30, 2018 was derived from the audited annual consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 contained in the Company’s Form 10 (“Form 10”) filed with the Securities and Exchange Commission (“SEC”) on September 12, 2018 as amended on October 23, 2018.

Going Concern

The Company has not generated revenue to date from its newly acquired biotechnology business and has incurred substantial losses and negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as going concern for a period of 12 months from the release of the accompanying consolidated financial statements. The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. As of September 30, 2018, Marizyme had $4,915 in cash. Net cash used in operating activities was $(121,694) for the nine months ended September 30, 2018. Net loss for the nine months ended September 30, 2018 was $(186,733).  The Company has funded its operations through issuances of debt, common and preferred stock. On September 12, 2018, we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million unregistered shares of the Company’s common stock (“Common Stock”). These shares were issued to certain individuals and entities set forth in the asset purchase agreement.  Krillase is a naturally occurring extract of protease enzymes that acts to break protein bonds and has potential applications in dental care, wound healing and thrombolysis.

The Company will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidates and to continue to fund operations at its current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Summary of Significant Accounting Policies

There have been no changes in the accounting policies form those disclosed in the audited financial statements for the year ended December 31, 2017.

4. Recent Accounting Pronouncements

The Company adopts new pronouncements related to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  Management does not believe that any pronouncement not effective but recently issues would, if adopted, have a material effect on the accompanying financial statements.

5. Debt

On July 2, 2018 the Company issued a note payable for $75,000 received in cash.  The note is unsecured, accrues 1% interest per month and is due and payable in full on January 3, 2019.  On the due date, the note may be converted into Common Stock at the discretion of the noteholder at $0.50 per share.

6. Stockholder’s Equity

Common and Preferred Stock

The Company has authorized capital of 75,000,000 shares of Common Stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001.  On July 27, 2018 we completed a 1:29 reverse split of our Common Stock resulting in a total of 1,101,074 shares of Common Stock outstanding.  These financial statements give retroactive effect to this stock consolidation.

On April 4, 2018 the Board of Directors agreed to create and issue 1,000 shares of Series A Non-Convertible Preferred Stock to the CEO, Mr. Nicholas P. DeVito, immediately prior to the resignations of Mr. Ott, Mr. Moore, and Mr. Shihadah. The Series A Non-Convertible Preferred Stock represent eighty percent (80%) of all the votes entitled to be voted at any annual or special meeting of the stockholders of the Corporation or action by written consent of the stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock represents its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

On September 12, 2018, we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million unregistered shares of Common Stock. The shares were issued to certain individuals and entities set forth in the asset purchase agreement which resulted in a change of control of the Company.

Effective September 13, 2018, Mr. Nicholas DeVito has resigned from the Board of Directors and as our Chief Executive Officer. Pursuant to a Mutual Release Agreement, Mr. DeVito has agreed to exchange his 1,000 Preferred Series A shares for 1,500,000 shares of Common Stock in MRZM and those preferred shares have been returned.

7. Accrued Liabilities

The Company’s accrued expenses consist of the following:

Legal and Accounting - $3,000

8. Related Party Transactions

Pursuant to a Mutual Release Agreement, Mr. DeVito has agreed to exchange his 1,000 Preferred Series A shares for 1,500,000 shares of Common Stock in MRZM and those preferred shares have been returned.

9. ASSETS AND LIABILITIES HELD FOR SALE

On May 4, 2018 Marizyme signed an Assignment and Assumption Agreement with X-Assets Enterprises, Inc., a Nevada Corporation (“X-Assets”).  We agreed to transfer assets and liabilities to X-Assets on September 1, 2018.  To reflect that transaction we identified those assets and liabilities on our December 31, 2017 Balance Sheet as Assets Held for Sale and Liabilities Held for Sale.

The assets include an accounts receivable valued at $130,766 and the GROUP shares valued at $2,610,440.  The investment represented 23.9% of the outstanding shares of GROUP.  The fair value was determined using the net book equity per share as the shares were very lightly traded in the public market.  The liabilities include a current payable valued at $628,447.

On September 1, 2018 all of the Assets and Liabilities Held for Sale were transferred to our subsidiary X-Assets.

On September 5, 2018, we distributed 1,101,074 shares of X-Assets – reflecting 100% of the shares of this subsidiary to all of the stockholders of Marizyme on a 1 for 1 basis. As a result of the distribution, on September 30, 2018 this asset has $0 value to Marizyme.  Its original value was determined by net equity, values not in the public domain, and there was no impairment required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10 filed with the SEC on September 12, 2018, as amended on October 23, 2018. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

Business Overview

Marizyme Inc. (“Marizyme” or the “Company”) is a Nevada corporation development-stage biotechnology company dedicated to the commercialization of therapies that address the urgent need of higher mortality and costs in the acute care space.  Specifically, Marizyme will initially focus its efforts on developing treatments for disease caused by thrombus (stroke, acute myocardial infarctions or AMI’s and deep vein thrombosis or DVT’s), infections and pain/neurological conditions. Marizyme was formerly known as GBS Enterprises, a software and consulting business focused on serving IBM’s Lotus Notes and Domino market.

Going forward, the Company is focusing on the life sciences business and currently has acquired its first biotechnology assets.  Marizyme is also seeking other assets to acquire.

On September 12, 2018, we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million unregistered shares of our common stock, $0.001 par value our share (“Common Stock”). These shares were issued to certain individuals and entities set forth in the asset purchase agreement.  Krillase is a naturally occurring extract of protease enzymes that acts to break protein bonds and has potential applications in dental care, wound healing and thrombolysis.

Krillase’s activity is unique. Unlike many other enzymes currently approved to be used as enzymatic products, Krillase is the only product based on a co-operative multi-enzyme system involving both endo- and exopeptidases. The proteolytic enzymes of Krillase are composed of eight natural enzymes acting in a synergetic manner. They include: (1) Three serine proteinases with trypsin-like activity (two endo/exopeptidases, one endopeptidase), (2) One serine proteinase with chymotrypsin-like activity, and (3) Four exopeptidases (two carboxypeptidases A and two carboxypeptidases B).

Krill enzymes are also unique in that they are mutually protected against the degrading effect of each other and they act in a two-step fashion when breaking down proteinaceous substrates. First, endopeptidases attack peptide bonds of the infrastructural parts of the polypeptide chains. The resulting peptide fragments are subsequently cleaved by exopeptidases into small peptides and free amino acids.

Marizyme currently has 4 product candidates derived from the protease enzyme platform acquired from ACB Holding AB.  The first product candidate is MB101 which is targeted to be used to debride and heal human wounds.  MB101 is a clinical stage candidate which has been used in 13 human clinical stage studies in which over 500 patients were treated in Europe for wound debriding and healing. The second product candidate is MB102 which is targeted for acute cerebral ischemic stroke in pediatric patients.  It is derived from the same protease enzymes that MB101 is comprised of.  MB102 is in preclinical stage of development.  MB103 is Marizyme’s third product candidate and is in preclinical development.  It is derived from the same protease enzymes as MB101 and is targeted to treat acute myocardial infarction, or AMI, in human adults.  The fourth and last product candidate is MB104 which is targeted to treat deep vein thrombosis.  It is in early preclinical development and is derived from the same protease enzymes as MB101.

Krillase received medical device status in the European Union for debridement of deep partial and full-thickness wounds in hospitalized patients, on July 19, 2005. Marizyme is currently investigating if a medical device status is still accepted as the Medical Device Directive was updated in 2007 and the new Medical Device Regulation implemented in May 2017.

In June 2018, prior to our consummation of the asset acquisition, ACB Holdings filed a Pre-IND for MB102 and received an FDA letter giving advice towards an Investigative Drug Application for MB102, which we expect to file late next year.

Other than planning activities, Marizyme has not yet begun any active business activities with respect to the development, testing or marketing of any of the four product candidates that we purchased from ACB Holding AB.

FINANCIAL OPERATIONS OVERVIEW

As of September 30, 2018, our accumulated deficit is approximately $29.86 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Form 10-A (“Form 10-A”) as of and for year ended December 31, 2017, filed with the SEC on October 22, 2018. There have been no changes to our critical accounting policies since December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued guidance under ASC 220 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These presentation requirements will not have a significant impact on our Financial Statements.

In May 2014, the FASB issued guidance under ASC 606, Revenue from Contracts with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance was subsequently amended several times to further clarify the principles for recognizing revenue. The guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. The adoption of this new guidance is not expected to have a material impact on our results, operations, cash flows or financial position.  Starting in fiscal 2018, the Company will no longer have net revenue from contract sales.

In January 2016, the FASB issued guidance under ASC 825, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The provisions require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, as well as eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value in such disclosure. This guidance impacts disclosures only and will not have a material impact on our Financial Statements.

In February 2016, the FASB issued guidance under ASC 842, Leases, which provides that, for leases with a term greater than 12 months, a lessee must recognize in the statement of financial position both a liability to make lease payments and an asset representing its right to use the underlying asset. Other requirements describe expense recognition, as well as financial statement presentation and disclosure. This guidance is effective for our first quarter of fiscal year 2020 using a modified retrospective approach, which includes a number of optional practical expedients. Early adoption is permitted. We are currently evaluating the impact of the adoption of this requirement on our Financial Statements.

In September 2016, the FASB issued guidance under ASC 326, Financial Instruments-Credit Losses, which requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures. In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance. This guidance is effective for our first quarter of fiscal year 2021. We are currently evaluating the impact of the adoption of this requirement on our Financial Statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2018 and 2017

STATEMENT OF OPERATIONS
For the Quarters Ended
Unaudited

	Three Months Ended
	30-Sep-17	30-Sep-18
	$	$
Total Revenue	41,171	542

Total Cost of Goods Sold	22,082	542
Gross Profit	19,088	-

Expenses:
Operating Expenses	3,639	46,492
Administrative Expenses	3,795	24,130
Total Expenses	7,434	70,622

Net Operating Profit (Loss)	11,654	(70,622)

Other Income	27,924	-
Other Expenses	-	2,195
Net Other Income (Expense)	27,924	(2,195)

Net Income (Loss)	39,579	(72,817)

Three Months ended September 30, 2018 compared to Three Months ended September 30, 2017

Revenues

The Company generated revenue from Services and Other Revenue. Total revenue decreased to $542 for the three months ended September 30, 2018 from $41,171 for the three months ended September 30, 2017. The decrease resulted from diminished sales in services revenues.

Cost of Goods Sold

For the three months ended September 30, 2018, our Cost of Goods Sold decreased to $542 from $22,082 for the three months ended September 30, 2017. Cost of Goods Sold consists of Cost for Services,

The Company achieved a gross profit of $-0- for the three months ended September 30, 2018, from the gross profit for three months ended September 30, 2017 of $19,088.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the three months ended September 30, 2018, the Company’s Operating Expense increased to $70,622 from $7,434 for the three months ended September 30, 2017. The increase was in General and Administrative Expenses primarily due to increased audit, legal, consulting, filing fee and insurance expenses.

Net Other Income (Expense)

For the three months ended September 30, 2018 the Company had Net Other Expense of $2,195 compared to Net Other Income of $27,924 for the three months ended September 30, 2017. Current Net Expense consisted of interest expense.

Nine Months ended September 30, 2018 compared to the Nine Months ended September 30, 2017

Unaudited

	Nine Months Ended
	30-Sep-17	30-Sep-18
	$	$
Total Revenue	71,964	23,187

Total Cost of Goods Sold	34,899	20,074
Gross Profit	37,065	3,112

Expenses:
Operating Expenses	14,352	104,070
Administrative Expenses	32,615	83,581
Total Expenses	46,968	187,651

Net Operating Profit (Loss)	(9,902)	(184,539)

Other Income	76,242	-
Other Expenses	-	2,195
Net Other Income (Expense)	76,242	(2,195)

Net Income (Loss)	66,340	(186,733)

Revenues

The Company generated revenue from Services and Other Revenue. Total revenue decreased to $23,187 for the nine months ended September 30, 2018 from $71,964 for the nine months ended September 30, 2017.  The decrease resulted from diminished sales in services revenues.

Cost of Goods Sold

For the nine months ended September 30, 2018, our Cost of Goods Sold decreased to $20,074 from $34,899 for the nine months ended September 30, 2017.  Cost of Goods Sold consists of Cost for Services.

The Company achieved a gross profit of $3,112 for the nine months ended September 30, 2018, compared to the gross profit for nine months ended September 30, 2017 of $37,065.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the nine months ended September 30, 2018, the Company’s Operating Expense increased to $187,651 from $46,968 for the nine months ended September 30, 2017. . The increase was in General and Administrative Expenses primarily due to increased audit, legal, consulting, filing fee and insurance expenses.

Net Other Income (Expense)

For the nine months ended September 30, 2018 the Company had Net Other Expenses of $2,195 compared to Net Other Income of $76,242 for the nine months ended September 30, 2017. Current Net Expense consisted of interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had $4,915 in cash, compared to $51,608 at December 31, 2017. At September 30, 2018, our accumulated stockholders’ deficit was $27,860,531 compared to $27,653,439 at December 31, 2017. There is substantial doubt as to our ability to continue as a going concern.

The Company's cash flow depended on the timely and successful market entry of its strategic offerings. Future cash flows from software products and services are expected to be very small as the company changed its strategic focus to life sciences and biotechnology.

Especially for strategic offerings for paradigm shifting technologies, the management's budget plan is based on a series of assumptions regarding regulatory approval, market acceptance, readiness and pricing. While management's assumptions are based on market research, assumptions bear the risk of being incorrect and may result in a delay in projects, delays in regulatory approvals and consequently a delay or a reduction in the related strategic offerings. In case these delays have an impact on the Company's liquidity and therefore its ability to support its operations with the necessary cash flow, the Company depends on its ability to generate cash flow from other resources, such as debt financing from related or independent resources or as equity financing from existing stockholders or through the stock market.

During the entire fiscal year 2018 the Company sought other strategic assets in the biotechnology space. The Company will see internal and external sources for financing future projects. These sources may provide the necessary funds to support the working capital needs of the Company. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone the going to market until the financing will be sufficient. Management believes, in accordance with the above-mentioned statement, the Company will need to raise money to support its standard operations for the current fiscal period.

There were no equity transactions in 2016 and 2017.

On September 12, 2018, we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million unregistered shares of Common Stock. The shares were issued to certain individuals and entities set forth in the asset purchase agreement and the issuance resulted in a change of control of the Company.

Operating and Capital Expenditure Requirements

We believe our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through multiple future offerings. The discussion below is based on the assumption that we will be able to raise significant capital in the first and second quarter of 2019. We will need to raise $3 million to fund operations for the next 12 months, including $690,000 for governance and administrative purposes.  After the next 12-month period, we most likely will need to raise additional financing. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all.

We have generated minimal revenues to date and, although we expect to raise significant capital in the future, there can be no assurances that we will be successful in these endeavors.  We believe that the actions presently being taken to further implement our business plan and generate revenues will provide the opportunity for us to develop into a successful business operation.

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer, Michael K. Handley, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of September 30, 2018, our principal executive/financial officer identified the following material weaknesses:

•We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

Our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2017, we continued to implement the following remedial procedures:

•We will look to hire personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our financial statements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive financial officer, Michael K. Handley, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended September 30, 2018.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS.

For information regarding risk factors, please refer to our Registration Statement on Form 10 filed with the SEC on September 12, 32018, as amended by Amendment No. 1 filed with the SEC on October 23, 2018, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 2, 2018, we issued a note payable for $75,000 received in cash.  The note is unsecured, accrues 1% interest per month and due and payable in full on January 3, 2019.  On the due date, the note may be converted into shares of our Common Stock at the discretion of the noteholder at $0.50 per share.

On September 12, 2018, we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million unregistered shares of our Common Stock. The shares were issued to certain individuals and entities set forth in the related asset purchase agreement.

Effective September 13, 2018, Mr. Nicholas DeVito resigned from our board of directors and as our Chief Executive Officer. Pursuant to a Mutual Release Agreement, Mr. DeVito exchanged 1,000 of our Preferred Series A shares for 1,500,000 shares of our Common Stock and those preferred shares have been returned to us.

During the three-month period ended September 30, 2018, we did not repurchase any of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1.1	Articles of Incorporation Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (Filed as an exhibit to Form 10-K filed July 16, 2012)
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (Filed as an exhibit to Form 10-K/A filed July 15, 2011)
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)
31.1, 31.2	Certification of Principal Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1,32.2	Certifications of Principal Executive Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ MICHAEL K. HANDLEY
Michael K. Handley
Chief Executive Officer and Director (Principal Financial and Accounting Officer)