Form 10-K/A
period 2017-12-31
MARIZYME INC
filed 2018-11-28
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Explanatory Note to Amendment No. 2

Marizyme Incorporated (formerly known as GBS Enterprises, Inc.) is filing this Amendment No. 2 (the “Amendment”) to the Comprehensive Form 10-K (as defined below) solely to make certain conforming changes to the Statement of Cash Flows in the Comprehensive 10-K and related disclosures as requested by the staff of the Securities and Exchange Commission in connection with the filing and review of the Company’s registration statement on Form 10 as filed with the Securities and Exchange Commission on October 23, 2018, as amended to date. This Amendment does not reflect events or developments that have occurred after the date of the Comprehensive Form 10-K and, except as indicated above, does not modify or update disclosures presented in the Comprehensive Form 10-K in any way.

Explanatory Note

Marizyme is filing this comprehensive annual report on Form 10K for the fiscal years December 31, 2013, 2014, 2015, 2016, and 2017 and the quarterly periods ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018. (the Comprehensive Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our annual report on Form 10-K for the year ended December 30, 2012. Included in this Comprehensive Form 10-K are our audited financial statements for the fiscal years ended December 31, 2013, 2014, 2015, 2016, and 2017, which have not been previously filed with the SEC. In addition, the Comprehensive Form 10-K also includes select, unaudited quarterly financial information for 2018.

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

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the three months ended December 31, 2017, the Company’s Operating Expense decreased to $92,211 from $217,820 for the three months ended December 31, 2016. The decrease in General and Administrative was due primarily to reduced amortization expense.

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

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the fiscal year ended December 31, 2017, the Company’s Operating Expense decreased to $ 139,179 from $ 264,561 for the fiscal year ended December 31, 2016. The decrease in General and Administrative was due primarily to reduced amortization expense.

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

Operating Expenses

For the fiscal year ended December 31, 2016, the Company’s Operating Expense decreased to $ 264,561 from $ 1,368,054 for the fiscal year ended December 31, 2015. The decrease in General and Administrative was due primarily to reduced management and consulting fees.

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

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the fiscal year ended December 31, 2015, the Company’s Operating Expense increased to $ 1,368,054 from $ 1,226,356 for the fiscal year ended December 31, 2014. The increase in General and Administrative was due primarily to additional recorded management fees and offset by a decrease to audit fees, consulting and director fees, legal fees and salary expense.

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

Fiscal Year Ended December 31, 2014 compared to Fiscal Year Ended December 31, 2013

For the fiscal year ended December 31, 2014, total revenue was $ 0 and $ 0 at December 31, 2013.

Cost of Goods Sold

For the fiscal year ended December 31, 2014, the Company’s Cost of Goods Sold was $ 0 and $ 0 at December 31, 2013.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the fiscal year ended December 31, 2014, the Company’s Operating Expense decreased to $1,226,356 from $2,187,360 for the fiscal year ended December 31, 2013. The decrease in General and Administrative was due primarily to reduced audit fees, director fees, investor relations expense, legal fees and salary expense.

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

Cost of Goods Sold

For the fiscal year ended December 31, 2013, the Company’s Cost of Goods Sold was $ 0 and $ 0 at December 31, 2012.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the fiscal year ended December 31, 2013, the Company’s Operating Expense decreased to $ 2,187,360 from $ 2,890,590 for the fiscal year ended December 31, 2012. Operating The decrease in General and Administrative was due primarily to additional recorded Director Fees, legal fees and salary expense offset by a reduction in consulting fees.

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

Form S-1(File No.: 333-180626) filed April 9, 2012
10.19	Acquisition Agreement, dated June 1, 2011, by and among GBS Enterprises Incorporated, GroupWare AG and the Selling Stockholder of GroupWare AG	Form 8-K filed June 27, 2011
10.20	Acquisition Agreement, dated July 15, 2011, by and among GBS Enterprises Incorporated, IDC Global, Inc., the IDC Shareholders’ Representative and Management Shareholders’ Representative	Form 8-K filed July 28, 2011
10.21*	Consultant Services Agreement, dated February 24, 2012, between GBS Enterprises Incorporated and Green Minds Venture GmbH	Form 8-K filed February 28, 2012
10.22*	Offer Letter, dated January 26, 2012, between the Company and David M. Darsch, as amended	Form 8-K filed March 6, 2012
10.23*	Offer Letter, dated January 26, 2012, between the Company and John A. Moore, Jr., as amended	Form 8-K filed March 6, 2012
10.24*	Offer Letter, dated January 26, 2012, between the Company and Mohammad Shihadah, as amended	Form 8-K filed March 6, 2012
10.25*	Offer Letter, dated February 24, 2012, between the Company and Stephen D. Baksa, as amended	Form 8-K filed March 6, 2012

10.26*	Offer Letter, dated January 23, 2012, between the Company and Woody A. Allen, as amended	Form 8-K filed March 6, 2012
10.27	Securities Purchase Agreement, dated April 16, 2012, between GBS Enterprises Incorporated and Joerg Ott	Form 10-K filed April 16, 2012
10.28	Note Purchase and Security Agreement, dated August 13, 2012, by and between GBS Enterprises Incorporated and John A. Moore, Jr. and Annedenise M. Moore	Form 8-K filed August 16, 2012
10.29	Purchase Agreement, dated June 6, 2012, between GBS Enterprises Incorporated (as Purchaser) and SD Holdings, Ltd. (as Seller)	Form 10-Q filed September 13, 2012
10.30	Purchase Agreement, dated April 2, 2012, between GBS Enterprises Incorporated (as Seller) and Lotus Holdings, Ltd. (as Purchaser)	Form 10-Q filed September 13, 2012
10.31	Transfer Agreement, dated May 21, 2012 (effective as of July 1, 2012), between Synaptris Decisions Private Limited and GBS India Private Limited	Form 10-Q filed September 13, 2012
10.32	Note Purchase and Security Agreement, dated October 26, 2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.33	Secured Promissory Note, dated October 26,2012, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed November 2, 2012
10.34	Common Stock Purchase Warrant, issued October 26, 2012, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed November 2, 2012
10.35	Note Purchase Agreement, dated October 29, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.36	Promissory Note, dated October 29, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 2, 2012
10.37	Note Purchase Agreement, dated November 14, 2012, by and between Group Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.38	Promissory Note, dated November 14, 2012, by and between GROUP Business Software AG and GBS Enterprises Incorporated	Form 8-K filed November 20, 2012
10.39	Note Purchase and Security Agreement, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012
10.40	Secured Promissory Note, dated November 30, 2012, by and between GBS Enterprises Incorporated and Pike H. Sullivan	Form 8-K filed December 12, 2012

10.41	Common Stock Purchase Warrant, issued November 30, 2012, by GBS Enterprises Incorporated to Pike H. Sullivan	Form 8-K filed December 12, 2012
10.42	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Stephen D. Baksa	Form 8-K filed May 2, 2013
10.43	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2013
10.44	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Stephen D. Baksa	Form 8-K filed May 2, 2013
10.45	Secured Promissory Note, dated April 29, 2013, by and between GBS Enterprises Incorporated and Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.46	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.47	Common Stock Purchase Warrant, issued April 29, 2013, by GBS Enterprises Incorporated to Vitamin B Venture GmbH	Form 8-K filed May 2, 2013
10.48	Stock Purchase Agreement for IDC Global, Inc.	Form 10-K filed June 21, 2018
--
31.1(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer	--
31.2(1)	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer	--
32.1(1)	Section 1350 Certification of Principal Executive Officer	--
32.2(1)	Section 1350 Certification of Principal Financial and Accounting Officer	--
101.INS	XBRL Instance Document	--
101.SCH	XBRL Schema Document	--
101.CAL	XBRL Calculation Linkbase Document	--
101.DEF	XBRL Definition Linkbase Document	--
101.LAB	XBRL Label Linkbase Document	--
101.PRE	XBRL Presentation Linkbase Document	--
*	Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME INCORPORATED

By: /s/ Michael K. Handley
Michael K. Handley
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

Date: November 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Michael K. Handley	Directors Chief Executive Officer	November 28, 2018
Michael K. Handley	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Juan Francisco Gutierrez	Director	November 28, 2018
Juan Francisco Gutierrez

K. R. MARGETSON LTD.  Chartered Professional Accountant

#210, 905 West Pender StreetTel: 604.641.4450

Vancouver BC V6C 1L6Fax: 1.855.603.3228

Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marizyme, Inc.:

Opinion on the financial statements

I have audited the accompanying balance sheets of Marizyme, Inc. as of December 31, 2017, 2016, 2015, 2014, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for each of the six years then ended and the related notes (collectively referred to as the “financial statements’).  In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the periods ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.  In my opinion, except as noted below, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2015, 2014, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the periods ended December 31, 2015, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company has prepared these financial statements on an unconsolidated basis and in the years ending December 31, 2015, 2014, 2013 and 2012 they do not include any of the accounts of its subsidiaries or companies over which it exercises significant influence.  In my opinion, in order to comply with accounting principles generally accepted in the United Statement of America, the accounts of its subsidiaries and other companies over which it exercises significant influence should have been included in these financial statements. All subsidiaries of the Company were sold effective December 31, 2016.

Basis for opinion

These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits. My company is a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and is required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB.  Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K. R. MARGETSON LTD

Chartered Professional Accountant

I have served as the Company’s auditor since 2007

Vancouver, Canada

June 21, 2018

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

See notes to the financial statements.

MARIZYME, INC.
STATEMENT OF CASH FLOWS
For the Years ended December 31, 2012 - 2017
Audited

	Jan - Dec 2012	Jan - Dec 2013	Jan - Dec 2014	Jan - Dec 2015	Jan - Dec 2016	Jan - Dec 2017
	$	$	$	$	$	$
Cash Flow from Operating Activities:
Net Loss	(2,546,864)	(2,429,984)	(10,235,831)	(9,047,999)	(872,712)	(570,506)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Amortization Expense	-	34,795	100,000	230,000	-	-
Bad Debt Expense	-	-	2,182,525	2,182,525	-	-
Common Stock issued for service	-	278,750	87,000	-	-	-
Loan Discount Amortization	-	226,133	138,367	-	-	-
Loss on Sale of Subsidiary	-	250,000	-	329,409	430,234	-
Unrealized Loss on Investment	-	-	2,431,384	2,442,671	466,658	73,467
Warrants issued for service	272,832	-	-	-	-	-
Write Down on Investment	-	-	4,245,935	3,703,494	215,205	-
Changes in assets and liabilities:
Assets held for Sale	(27,983)	3,843,983	-	-	(304,953)	-
Accounts Receivables	(271,708)	(95,054)	349,739	-	(16,000)	-
Prepaid Expenses	(101,578)	(30,899)	(2,750)	2,916	(27,180)	1,012
Accounts Payable	(820,086)	(37,152)	(38,172)	352	269,259	(179,666)
Net Cash provided (used) by operating activities	(3,495,387)	2,040,572	(741,803)	(156,632)	160,511	(675,693)

Cash Flow from Investing Activities:
(Increase) Decrease of property, plant, and equipment	139,182	-	-	-	-	-
(Increase) Decrease in Investments and Subsidiaries	(811,969)	(264,030)	272,326	(132,265)	-	-
Net cash provided (used) by investing activities	(672,787)	(264,030)	272,326	(132,265)	-	-

Cash Flow from Financing Activities:
Notes/Loans Receivable	-	(212,500)	212,500	(928,659)	928,659	-
Related Party Transactions	101,649	456,697	256,991	884,520	(745,125)	715,418
Third party notes Receivable	2,417,586	(2,924,334)	-	-	-	-
Third party notes Payable	-	-	-	346,531	(346,531)	-
Capital Stock	1,055	850	-	-	-	-
Paid-in or capital surplus	681,445	184,150	-	-	-	-
Net cash provided (used) by financing activities	3,201,735	(2,495,137)	469,491	302,392	(162,997)	715,418
Net cash increase (decrease) for period	(966,439)	(718,595)	14	13,495	(2,486)	39,725
Cash and cash equivalents - Beginning of the year	1,685,893	719,454	860	874	14,369	11,883

Cash and cash equivalents - End of year	719,454	860	874	14,369	11,883	51,608

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

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Related Party Receivables:
Amounts due to CFO	-	-	-	-	-	-
Loans and receivables due from subsidiaries	-	72	3,913	5,234	7,386	9,794
Notes receivables - officer and board members	-	233	-	-	-	-
TOTALS	-	305	3,913	5234	7386	9,794

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Accounts payable and Accruals:
Amounts due to CFO	-	-	47	17	32	72
A company owned by the CEO	-	11	-	38	-	494
Payables due to Former CEO	-	-	-	-	15	-
Board of Directors fees and outstanding expenses	-	76	79	205	209	104
Loans and payables due to subsidiaries	-	-	2,666	1,493	586	435
Notes payable - officer and board members (1)	-	-	733	25		2,428
TOTALS	-	87	3,524	1778	841	3,533

(1) Notes Payable - officer and board members

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	KUSD	KUSD	KUSD	KUSD	KUSD	KUSD
Note Payable - John Moore	-	-	-	-	-	1,077
Note Payable - Stephen Baksa	-	-	287	-	-	1,036
Note Payable - VbV (Joerg Ott)	-	-	175	-	-	263
Note Payable- M. Shihadah	-	-	86	-	-	52
Note Payable - GMV (for services provided by M. Ernst)	-	-	185	25	-	-
TOTALS	-	-	733	25	-	2,428

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

Marizyme, Inc.
Statements of Operations
Unaudited

	Three Months Ended
	March 31, 2016	March 31, 2017
	$	$
Total Revenue	83,360	29,418

Total Cost of Goods Sold	107,845	11,114
Gross Profit	(24,484)	18,304
Expenses
Operating Expenses	13,671	3,000
Administrative Expenses	1,839	27,813
Total Expenses	15,509	30,812

Net Operating Loss	(39,994)	(12,509)

Total Other Income	-	34,688
Total Other Expenses	25,744	2,912
Net Other Income (Expense)	(25,744)	31,776

Net Income (Loss)	(65,737)	19,267

Marizyme, Inc.
Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
	$	$	$	$
Total Revenue	124,403	1,375	207,763	30,793

Total Cost of Goods Sold	119,004	1,703	226,848	12,817
Gross Profit	5,400	(328)	(19,085)	17,976
Expenses
Operating Expenses	5,897	7,713	19,568	10,713
Administrative Expenses	(158)	1,008	1,681	28,821
Total Expenses	5,740	8,721	21,249	39,534

Net Operating Loss	(340)	(9,049)	(40,334)	(21,557)

Total Other Income	-	17,426	-	43,089
Total Other Expenses	24,640	884	50,384	(5,229)
Net Other Income	(24,640)	16,542	(50,384)	48,317

Net Income (Loss)	(24,980)	7,493	(90,718)	26,760

Marizyme, Inc.

Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	Sept 30, 2016	Sept 30, 2017	Sept 30, 2016	Sept 30, 2017
	$	$	$	$
Total Revenue	85,187	41,172	292,951	71,964

Total Cost of Goods Sold	128,697	22,082	355,545	34,899
Gross Profit	(43,509)	19,089	(62,594)	37,065
Expenses
Operating Expenses	21,628	3,639	41,196	14,352
Administrative Expenses	3,865	3,795	5,545	32,615
Total Expenses	25,492	7,434	46,741	46,968

Net Operating Income	(69,002)	11,655	(109,335)	(9,902)

Total Other Income	77,794	27,924	77,794	68,421
Total Other Expenses	24,789	-	75,173	(7,821)
Net Other Income	53,005	27,924	2,621	76,242

Net Income (Loss)	(15,996)	39,580	(106,714)	66,340

Marizyme, Inc.

Statements of Operations

Unaudited

	Three Months Ended
	March 31, 2017	March 31, 2018
	$	$
Total Revenue	29,418	5,553

Total Cost of Goods Sold	11,114	-
Gross Profit	18,304	5,553
Expenses
Operating Expenses	3,000	29,270
Administrative Expenses	27,813	21,463
Total Expenses	30,812	50,732

Net Operating Income	(12,509)	(45,179)

Total Other Income	34,688	-
Total Other Expenses	2,912	2,792
Net Other Income	31,776	(2,792)

Net Income	19,267	(47,972)

Marizyme, Inc.
Statements of Cash Flows
Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Three Months Ended	Three Months Ended
	March 31, 2016 $	March 31, 2017 $	June 30, 2016 $	June 30, 2017$	Sept 30, 2016 $	Sept 30, 2017 $	Dec 31, 2016 $	Dec 31, 2017 $	Mar 31, 2017 $	Mar 31, 2018 $
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (Loss)	(65,737)	19,267	(90,717)	26,760	(106,715)	66,339	(872,712)	(570,506)	19,267	(47,972)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Gain/ Loss on Sale of Subsidiary	-	-	-	-	(77,795)	-	430,234	-	-	-
Unrealized Loss on Investment	-	-	-	-	-	-	466,658	73,467	-	-
Write Down on Investment	-	(89,105)	-	-	-	-	215,205	-	(89,105)	-
Changes in assets and liabilities:
Accounts Payable	46,714	27,680	45,187	(116,822)	94,866	(97,394)	269,259	(179,666)	27,680	-
Accounts Receivables	-	-	-	(16,000)	-	(16,000)	(16,000)	-	-	(5,553)
Assets/ Liabilities held for resale	420,733	33,440	417,920	93,002	460,403	86,447	(304,953)	-	33,440	21,342
Prepaid Expenses	-	-	-	27,680	(38,060)	(8,987)	(27,180)	1,012	-	10,000
Net cash provided (used) by operating activities	401,710	(8,718)	372,390	14,619	332,699	30,406	160,511	(675,693)	(8,718)	(22,182)
CASH FLOW FROM FINANCING ACTIVITIES
Notes/Loans Payable	-	-	-	-	-	-	(928,659)	-	-	-
Related Party Transactions	(405,919)	-	(372,051)	-	(335,529)	-	(745,125)	715,418	-	-
Third party Notes Payable	-	-	-	-	-	-	(346,531)	-	-	-
Net cash provided (used) by financing activities	(405,919)	-	(372,051)	-	(335,529)	-	(162,997)	715,418	-	-
Net cash increase (decrease) for period	(4,209)	(8,718)	339	14,619	(2,830)	30,406	(2,486)	39,725	(8,718)	(22,182)
Cash -Beginning of period	14,369	11,883	14,369	11,883	14,369	11,883	14,369	11,883	11,883	51,608
Cash -End of quarter	10,160	3,165	14,708	26,502	11,539	42,289	11,883	51,608	3,165	29,426

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