Form 10-K
period 2018-12-31
MARIZYME INC
filed 2019-03-05
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

MARIZYME INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2950 E. Harmony Rd., Suite 255

Fort Collins, CO 80528

(Address of principal executive offices)

(970)295-4372

Issuer’s telephone number

With a copy to:

Louis A. Bevilacqua, Esq.

Bevilacqua, PLLC

1050 Connecticut Ave, NW, Suite 500

Washington, DC 20036

T: (202) 869-0888

F: (202) 203-8665

lou@bevilacquapllc.com

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

At June 30, 2018 aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,277,175, based on $0.06 (the closing sales price of the Company’s Common Stock on June 30, 2018).

As of March 6, 2019, there were 19,740,302 shares of Common Stock issued and outstanding.

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

Unless otherwise noted, all references in this Form 10-K to “Marizyme,” “GBS Enterprises,” “GBS,” “GBSX,” “MRZM,” the “Company,” “we,” “us,” “our” and similar terms and expressions shall mean Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated, and its former subsidiaries, including, but not limited to, its minority owned GBS Software AG (“GROUP”).

PART I

Item 1. Business

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated (“GBS, or Company”), conducted its primary business through its minority-owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange. By December 31, 2016, the Company sold its controlling interest in GROUP and other subsidiaries, keeping only a minority interest in GROUP.

On March 21, 2018, GBS formed a wholly-owned subsidiary named Marizyme, Inc., a Nevada corporation, and merged it with GBS effectively changing the Company’s name to Marizyme, Inc.

On May 4, 2018 we exchanged all of our shares of GROUP for the shares of the newly formed X-ASSETS, to effect a Type-D business restructuring. We distributed the shares of X-ASSETS to the existing MRZM stockholders on September 5, 2018. As a result, Marizyme has no ownership of X-Assets.

The Company’s common stock, $0.001 par value per share (the “Common Stock”) is currently quoted on the OTC Markets’ Pink tier under the ticker symbol “MRZM.”

Historically, we grew our operations by acquiring companies which have developed software and specialized services for the Lotus Notes and Domino market. These products and services may no longer remain in use. New technologies, especially in the areas of Cloud Computing and Mobile applications, have grown in popularity due to the potential cost savings and operational efficiencies they can offer. The associated software and consulting offerings were no longer needed.

In 2015, following an in-depth market investigation, we prepared to subsequently dispose of all other major shareholdings by way of sale.

In 2016, we prepared for our further restructuring. As a result, we sold our full investment in GBS Pavone GmbH effective as of December 1, 2016. We also sold our stake in GBS India as of December 31, 2016 by way of a management buy-out. These actions transformed the Company into a single corporate entity with no subsidiaries and prepared the Company for a new business model.

In 2017, we expanded our discussions on establishing a new business model in the biotechnology and/or life sciences sector and on September 12, 2018 we acquired our first biotechnology assets.

Former GBS Enterprises Products & Services

Messaging and Business Applications Software & Solutions

Under our former business, our GBS Messaging and Business Application Software & Solutions product lines included software and advisory services for email and Instant Messaging (IM) Management, Security, Compliance, Archiving and Productivity, CRM Applications, Governance, Risk & Compliance (GRC) Management software, Workflow and Business Process Management software, ePDF Archiving & Document Management.

GBS developed, sold and installed well-known business process and management software suites based on Lotus Notes/Domino and IBM Portal technology, mainly for major international companies and medium-sized customers.

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

Marizyme no longer intends to provide software products or services.

Current Business Focus

Going forward, the Company is focusing on the life sciences business and currently has acquired its first biotechnology assets. Marizyme is also seeking additional biotechnology assets to acquire.

On September 12, 2018, we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million unregistered shares of Common Stock. These shares were issued to certain individuals and entities set forth in the asset purchase agreement. Krillase is a naturally occurring enzyme extract that acts to break protein bonds and has potential applications in dental care, wound healing and thrombolysis.

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

Marizyme currently has 4 product candidates derived from the protease enzyme platform acquired from ACB Holding AB. The first product candidate is MB101 which is targeted to be used to debride and heal human wounds. MB101 is a clinical stage candidate which was tested in 13 human clinical stage studies conducted by ACB Holding AB prior to this drug candidate’s acquisition by us. In these studies, which were designed as Phase II efficacy studies and conducted in Sweden, Germany, Finland, Switzerland, United Kingdom and the Netherlands, more than 500 patients were treated for wound debriding and healing. No clinical trials of MB101 have been conducted in the United States. The second product candidate is MB102 which is targeted for acute cerebral ischemic stroke in pediatric patients. It is derived from the same protease enzymes that MB101 is comprised of. MB102 is in preclinical stage of development. In June 2018, prior to our consummation of the asset acquisition, ACB Holding AB filed a Pre-IND for MB102 and received an FDA letter giving advice towards an Investigative Drug Application for MB102, which we expect to file in late 2019. MB103 is Marizyme’s third product candidate and is in preclinical development. It is derived from the same protease enzymes as MB101 and is targeted to treat acute myocardial infarction, or AMI, in human adults. The fourth and last product candidate is MB104 which is targeted to treat deep vein thrombosis. It is in early preclinical development and is derived from the same protease enzymes as MB101.

Krillase received medical device status in the European Union for debridement of deep partial and full-thickness wounds in hospitalized patients, on July 19, 2005. Marizyme is currently investigating if a medical device status is still accepted as the Medical Device Directive was updated in 2007.

Other than planning activities, Marizyme has not yet begun any active business activities with respect to the development, testing or marketing of any of the four product candidates that we purchased from ACB Holding AB.

Changes in Corporate Governance

On May 7, 2018, Joerg Ott resigned as the sole executive officer of the Company. Mr. Ott, Mr. John Moore and Mr. Mohammad Shihadah resigned as members of the Board of Directors and they simultaneously appointed Mr. Nicholas P. DeVito as Chief Executive Officer and Chairman of the Board.

Effective September 13, 2018, Mr. DeVito resigned from the Board of Directors and as our Chief Executive Officer, President, Secretary and Treasurer. Mr. Juan Francisco Gutierrez was appointed to our Board of Directors and as the Company’s President and Secretary and Marcos Nicolaides was appointed as the Company’s Treasurer. On September 14, 2018, Mr. Michael Handley was appointed as Chief Executive Officer and Director by Mr. Gutierrez.

On December 6, 2018, Mr. Gutierrez appointed Mr. Terry Brostowin as a Board member and Mr. James Sapirstein as Executive Chairman of the Board. Mr. Gutierrez also resigned on December 7, 2018 for health reasons and Mr. Nicolaides resigned as Treasurer.

The current Board is comprised of Mr. Sapirstein, Mr. Brostowin and Mr. Handley.

Subsidiaries

At December 31, 2017, all former subsidiaries have been closed or sold. On May 4, 2018 we exchanged all of our shares of GROUP for the shares of the newly formed X-ASSETS, to effect a Type-D business restructuring. We distributed the shares of X-ASSETS to the existing MRZM stockholders on September 5, 2018. As a result, Marizyme has no ownership of X-Assets.

Intellectual Property

We acquired patents and patent applications in biotechnology pursuant to that certain Asset Purchase Agreement dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, and Marizyme, Inc. As a result of this asset acquisition, Marizyme acquired the following patent and patent applications:

Registered Patent:

a.Dental Plaque Granted Patent (US 7,947,270) – “Removing Dental Plaque with Krill Enzymes” (Own Patent, Expires Dec 31, 2023, Method of Use, US patent)

Patent Applications:

a.Thrombolytic Patent Application (US 62/691,319) – “Pharmaceutical Compositions and Methods for the Treatment of Thrombosis and Delivery by Medical Devices” (Own Patent Application, Not Issued, Composition and Method of Use, US patent application)

b.Thrombosis (EP 15003450.2) – “Set of Pharmaceutical Compositions and Device for the Treatment of Thrombosis” (Own Patent Application, Not Issued, Composition and Method of Use, European patent application)

c.Controlled Release (EP07865205.4/2144625) – “A Controlled Release Enzymatic Composition and Methods of Use” (Own Patent Application, Not Issued, Composition and Method of Use, European patent application)

d.Biofilm (EP 13712728.8/2833906) – “Mixture of Enzymes from Antarctic Krill for use in the Removal of a Biofilm” (Own Patent Application, Not Issued, Composition and Method of Use, European patent application)

We own the internet domain names, www.marizyme.com and www.marizymebiotech.com. The information contained in the Company’s websites is not incorporated by reference herein.

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

Research and Development

We expect to continue to develop our planned biotechnology related operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. This plan, discussed in more detail elsewhere in this Annual Report, will depend on our raising additional capital and there can be no assurances that we will be successful in this endeavor.

Government Regulation

The product candidates that we, or our collaborators, are attempting to acquire and develop require regulatory approval to advance through clinical development and to ultimately be marketed and sold and are subject to extensive and rigorous domestic and foreign government regulation.

Competition

The competitive landscape in the information technology (IT) market and the enterprise data center market is intense and changing. Heavy competition in this space caused our software businesses to decline substantially and as a result we closed those businesses and will be refocusing on future acquisitions in the life sciences space if they can be found.

Competition

The competitive landscape in the information technology (IT) market and the enterprise data center market is intense and changing. Heavy competition in this space caused our software businesses to decline substantially and as a result, we closed those software businesses and have refocused on acquisitions in the life sciences space.

The medical, biotechnology and pharmaceutical industries are intensely competitive and subject to significant technological change and changes in practice. While we believe that our innovative technology, focus on treatment of acute care issues, knowledge, experience and scientific resources provide us with competitive advantages, we may face competition from many different sources with respect to Krillase and our product candidates that we may seek to develop or commercialize in the future. Possible competitors may be medical practitioners, pharmaceutical and wound care companies, academic and medical institutions, governmental agencies and public and private research institutions, among others. Any product that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

In addition, we face pricing competition from current standard of care “SOC.” The current SOC for eschar removal in severe wounds is surgery, where debridement can be performed by tangential excision, dermabrasion or hydro jet, or non-surgical alternatives, such as applying topical medications to the eschar to facilitate the natural healing process. Consequently, we face competition from surgical procedures and the only FDA approved enzymatic topical agent such as Smith & Nephew Plc’s, Santyl, a collagenase-based product indicated for the debriding chronic dermal ulcers and severely burned area and MediWound’s NexoBrid European approved product.

Although we are in the preclinical phases for our product candidates for debridement of chronic and other hard-to-heal wounds, if one of our product candidates obtains approval in the future, we would compete with traditional surgery and existing non-surgical treatments. In chronic and other hard-to-heal wounds, we expect to face competition from other debriding agents and wound bed preparation techniques, such as topical medication, mechanical debridement and surgery. We also cannot confirm at this stage of development that our product candidates, if approved, will be superior or comparable to Santyl, the only FDA approved enzymatic therapy for chronic dermal ulcers.

Revenues

Based on current market demands for modern, Cloud-enabled and mobile-device capable business applications, revenues for our former software business have declined substantially causing us to reevaluate our future direction. We are focused on acquiring life sciences assets although no assurances can be provided that we will consummate additional transactions.

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

We do not expect to realize revenues from the life-sciences space in the short term and no guarantees can be given as to when revenues might begin, if at all.

Employees

As of March 6, 2019, the Company has one executive officer, Michael K. Handley (Chief Executive Officer).

General Corporate History

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). SWAV had a different management team and was in a different industry.

On September 6, 2010, SWAV’s name was changed to GBS Enterprises Incorporated. On October 14, 2010, the Company’s trading symbol on the OTC Bulletin Board was changed from SWAV to GBSX.

On March 21, 2018, GBS formed a wholly owned subsidiary named Marizyme, Inc., a Nevada corporation, and merged it with GBS Enterprises effectively renaming the company Marizyme, Inc.

On January 5, 2018, we received a written consent by the holders of a majority of the outstanding voting capital stock of the Company approving a 1-for-29 reverse-split of our outstanding Common Stock. On March 20, 2018, we filed a Certificate of Amendment to effectuate the split on March 30, 2018. We completed this reverse split in the OTC marketplace on July 27, 2018.

On May 4, 2018 we exchanged all of our shares of GROUP for the shares of the newly formed X-ASSETS, to effect a Type-D business restructuring.

On August 8, 2018, our Board of Directors approved by written consent in lieu of a meeting as permitted by NRS and the Company’s bylaws to separate X-Assets from the Company by distributing the shares of X-Assets Common Stock owned by the Company to the Marizyme stockholders of record as of the August 21, 2018, subject to FINRA approval. FINRA approved the spin-off on August 24, 2018. The shares of X-Assets were distributed to our stockholders on September 5, 2018.

On September 12, 2018, we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation, to acquire all right, title and interest in the Krillase technology in exchange for 16.98 million unregistered shares of Common Stock. These shares were issued to certain individuals and entities set forth in the asset purchase agreement. Krillase is a naturally occurring enzyme extract that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction resulted in a change of control of the Company.

Executive Offices

Our principal executive office is located at 2950 E. Harmony Rd, Suite 255 Fort Collins, CO 80528 and our telephone number is (970) 400-3123.

Item 1A. Risk Factors

Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report, and in the documents incorporated by reference into this Annual Report, that are not historical facts, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

As of December 31, 2018, we had an accumulated deficit of $29.9 million. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

We expect much of our growth to be generated through future acquisitions of life sciences assets. No assurances can be made if any additional acquisitions will be consummated.

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

In addition, in the future, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidates, including, but not limited to:

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

•our third-party contractors, upon whom we will rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

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

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of an NDA or BLA to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required to market and sell the product.

If third party vendors upon whom we intend to rely on to conduct our future preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidates may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the future preclinical studies and clinical trials of our product candidates may be delayed or prove unsuccessful. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices or GCPs. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete future clinical trials of our product candidates and materially harm our business.

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

•delays, suspension or termination of any future clinical trials related to our products;

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

We, have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

We may be required to suspend or discontinue future clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our future clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

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

If the manufacturers upon whom we will rely on in the future fail to produce our product candidates, in the volumes that we may require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

We plan to pursue active pharmaceutical ingredients, or API, and drug product supply agreements with third party manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and good manufacturing practices or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidate.

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

We will be responsible for ensuring that each of our future contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers our product candidates may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any.

While we will oversee compliance by our future contract manufacturers, ultimately, we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of other product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates were previously manufactured by ACB Holding or its predecessor in small quantities for preclinical studies. If our any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to ramp up successfully the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to ramp up successfully the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high quality manufacturing standards in collaboration with future third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

We will rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our future clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our future manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidates would be delayed, which may significantly impact our ability to develop the product candidates. If we or our future manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

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

•our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; an

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

If in the future we decide to add assets to a development pipeline, we will be dependent on in-licensing or acquiring product candidates as we do not have significant internal discovery capabilities at this time. Accordingly, in order to generate and expand our development pipeline, we have relied, and will continue to rely, on obtaining discoveries, new technologies, intellectual property and product candidates from third-parties through sponsored research, in-licensing arrangements or acquisitions. We may face substantial competition from other biotechnology and pharmaceutical companies, many of which may have greater resources then we have, in obtaining these in-licensing, sponsored research or acquisition opportunities. Additional in-licensing or acquisition opportunities may not be available to us on terms we find acceptable, if at all. In-licensed compounds that appear promising in research or in preclinical studies may fail to progress into further preclinical studies or clinical trials.

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

Even though the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive FDA approval, gain meaningful market acceptance, generate a significant return to stockholders, or otherwise provide any competitive advantages in its intended indication or market.

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

•are unable to obtain the necessary regulatory approvals; or

•may re-evaluate the importance and their support for developing our product candidates due to a change in management, business operations or financial strategy.

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is obtainable, or prior to us filing patent applications on inventions we may make from time to time. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to develop and market additional products and product candidates. We expect to be pursuing various therapeutic opportunities through our product candidates. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

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

Even if our product candidates receive regulatory approval, it may still face future development and regulatory difficulties.

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

We are a small company with 1 employee as of September 30, 2018. To execute our business plan, including the future conducting of clinical trials and the expected commercialization of our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our acquisition efforts and future planned business development and capital raising efforts, we plan to add additional employees to assist us with our development programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•manage development efforts effectively;

•manage any future clinical trials effectively;

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of clinical trial participants and employees. Similarly, our business partners and third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our business partners or third-party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

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

Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2017 and 2016 and if they continue to be ineffective could result in material misstatements in our financial statements.

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

The Company’s common stock has been historically quoted on the OTCQB, the middle tier of the OTC Marketplace, under the ticker symbol “GBSX.” Companies trading on the OTCQB generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. However, due to the fact the Company failed to file this Annual Report with the U.S. Securities and Exchange Commission by the April 15, 2014 extended deadline, the Company’s common stock was moved from the OTCQB to the OTC Pink tier, the bottom tier of the OTC Markets. Now that our registration statement on Form 10 is effective and we have returned to reporting compliance under the Exchange Act, we anticipate applying to have our common stock restored to the OTCQB, although no assurance of this can be given. Under the new OTC rules, issuers that are not on the OTCQB as of April 30, 2014 must submit an application, pay the required fees and follow the new procedures in order to be quoted on the OTCQB and securities will no longer be automatically be put on the OTCQB when a Form 211 is cleared by FINRA or an OTC Pink company becomes current in its reporting requirements with the SEC. If we fail to be restored to the OTCQB or to remain current in our annual and quarterly periodic reports with the SEC, our common stock will be quoted on the OTC Pink tier. Trading in stock quoted on the OTC Pink tier is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with an issuer’s operations or business prospects. Such volatility of trading of our common stock could depress the market price of our common stock for reasons unrelated to operating performance and result in investors having difficulty reselling any shares of our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own or rent any properties. Our principal executive office is located at 2950 East Harmony Road, Suite 255, Fort Collins, CO 80528 and our telephone number is (925) 400-3123. This space is being provided free of charge to the Company by Michael K. Handley, the Company’s Chief Executive Officer.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). On September 16, 2010, SWAV changed its name to GBS Enterprises Incorporated. On October 14, 2010, the trading symbol of the Company’s Common Stock on the OTC Market was changed from SWAV to GBSX and on July 27, 2018, the trading symbol of the Company’s Common Stock was changed again to “MRZM.”

The Company’s Common Stock was historically quoted on the OTC Markets’ OTCQB tier. However, because the Company failed to timely file its 2015 Annual Report with the SEC, the Company’s Common Stock since that time has been quoted on the OTC Pink tier of OTC Markets. Upon the filing of this Annual Report, or shortly thereafter, we expect to be filing an application to have our Common Stock quotation restored to the OTCQB, although no assurance of this can be given.

The following table sets forth the reported high and low bid quotations for our Common Stock as reported on www.otcmarkets.com for each full quarterly period within the two most recent fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Quarter	High	Low
2017
January 2nd - March 31st	$1.19	$1.74
April 1st – June 30th	$1.74	$0.44
July 1st – September 30th	$0.58	$0.44
October 1st – December 31st	$0.58	$0.46

2018
January 2nd - March 31st	$2.90	$0.46
April 1st – June 30th	$1.45	$0.87
July 1st – September 30th	$3.40	$1.70
October 1st – December 31st	$1.90	$1.15

Description of Common Stock

We are authorized to issue 75,000,000 shares, par value $0.001 per share, of Common Stock, of which 19,740,302 shares were issued and outstanding as of March 6, 2019. Holders of Common Stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of Common Stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of Common Stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of Common Stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the Common Stock. Stockholders have no pre-emptive rights to acquire additional shares of Common Stock. The Common Stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of Common Stock, when issued, will be fully paid and non-assessable.

Holders of Common Stock are entitled to receive dividends as the Board of Directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on Common Stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of Common Stock now outstanding are duly authorized, fully paid and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” shares of Preferred Stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval. As of March 6, 2019, there are no shares of Preferred Stock issued or outstanding.

On April 4, 2018 the Board of Directors agreed to create, and issued, 1,000 shares of Series A Non-Convertible Preferred Stock to Mr. Nicholas P. DeVito immediately prior to the resignations of Mr. Ott, Mr. Moore, and Mr. Shihadah. The Series A Non-Convertible Preferred Stock represented eighty percent (80%) of all of the votes entitled to be voted at any annual or special meeting of the shareholders of the Company or action by written consent of the shareholders. Mr. DeVito surrendered the 1,000 shares of Series A Non-Convertible Preferred Stock in exchange for 1,500,000 shares of Common Stock on September 13, 2018.

Transfer Agent

Action Stock Transfer Corporation

2469 E. Fort Union Blvd., Suite 214

Salt Lake City, UT 84121

Telephone: (801) 274-1088

Fax: (801) 274-1099

Email: action@actionstocktransfer.com

Website: www.actionstocktransfer.com

Holders

As of March 6, 2019, we had 130 record holders of our Common Stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

None

Item 6. Selected Financial Data.

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the Risk Factors” section of this Annual Report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated, conducted its primary business through its minority owned subsidiary, GBS Software AG, or GROUP, a German-based public-company whose stock trades on the Frankfurt Exchange. GROUP’s software and consulting business was focused on serving IBM’s Lotus Notes and Domino market. On March 21, 2018, GBS formed a wholly owned subsidiary named Marizyme, Inc., a Nevada Corporation and merged it with GBS Enterprises and renamed the Company Marizyme. The Company effectively spun off its legacy software business with the distribution of the shares of X-Assets to the Company’s stockholders on September 5, 2018, as discussed elsewhere in this Annual Report.

Marizyme currently is focused on bringing early stage biotechnology assets to market and on September 12, 2018, consummated an asset purchase agreement with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation.

The Company’s Common Stock is currently quoted on the OTC Markets’ Pink tier under the symbol “MRZM.” Upon the filing of this Annual Report, or shortly thereafter, we intend to solicit a market maker to apply to have our Common Stock quoted on the OTC Markets’ OTCQB tier, although no assurances can be given that we will be successful in soliciting a market maker or if we are, that its application with FINRA, or our application with the OTCQB, will be approved. We may also examine our options with respect to the listing of our Common Stock on the Nasdaq Stock market or the NYSE.

Products and Services

GBS had grown by consolidating the fragmented Lotus Software market through the acquisition of companies with complementary product, technology or services offerings. GBS had developed its software and service business to service and support GBS’s expanding Lotus customer base. Historically, we had achieved growth by acquiring underperforming companies with complimentary operations and leveraging GROUP’s expertise to turnaround and integrate these companies. This legacy business was spun off on September 5, 2018.

Going forward, Marizyme will be focused on the life sciences business and no longer intends to operate a software products and services business. Marizyme’s intentions for developing its new biotechnology focused products discussed in detail in its Plan of Operation set forth below.

Change in Financial Condition

Results of Operations

Fiscal Year Ended December 31, 2018 compared to Fiscal Year Ended December 31, 2017

Revenues

For the fiscal year ended December 31, 2018, total revenue decreased to $20,187 from $101,175 at December 31, 2017. The Company generated revenue from professional services rendered.

Cost of Goods Sold

For the fiscal year ended December 31, 2018, the Company’s Cost of Goods Sold decreased to $20,074 from $86,907 at December 31, 2017. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Operating Expenses

For the fiscal year ended December 31, 2018, the Company’s Operating Expense increased to $247,242 from $139,179 for the fiscal year ended December 31, 2017. The Company’s operating expenses for these periods consist of administrative expenses relating to legal, accounting and consulting services provided to the Company. These increases were primarily the result of rising administrative costs for professional services related to our required public company filings.

General Expenses

For the fiscal year ended December 31, 2018, general expenses increased to $7,757 from $766 for the fiscal year ended December 31, 2017. General expenses consisted of office supplies, registration fees and travel.

Net Other Income (Expense)

For the fiscal year ended December 31, 2018, the Company experienced Net Other Expense of $1,614 compared to Net Other Expense of $445,595 for the fiscal year ended December 31, 2017. An aggressive write off of intangibles in 2017 following the restructuring activities of the Company represented the majority of this expense. These decreases in net other expense were the result of our residual activities from our former software businesses.

Liquidity & Capital Resources

At December 31, 2018, we had $104 in cash, compared to $51,608 at December 31, 2017. At December 31, 2018, our accumulated stockholders’ deficit was $29,922,542 compared to $27,653,439 at December 31, 2017. There is substantial doubt as to our ability to continue as a going concern.

The Company's cash flow depended on the timely and successful market entry of its strategic offerings. Future cash flows from software products and services are expected to be very small as the company changes its strategic focus to life sciences and biotechnology.

Especially for strategic offerings for paradigm shifting technologies, the management's budget plan is based on a series of assumptions regarding regulatory approval, market acceptance, readiness and pricing. While management's assumptions are based on market research, assumptions bear the risk of being incorrect and may result in a delay in projects, delays in regulatory approvals and consequently a delay or a reduction in the related strategic offerings. In case these delays have an impact on the Company's liquidity and therefore its ability to support its operations with the necessary cash flow, the Company depends on its ability to generate cash flow from other resources, such as debt financing from related or independent resources or equity financing from existing stockholders or through the stock market.

During the entire fiscal years 2017 and 2018 the Company sought other strategic assets in the biotechnology space. The Company expects to access internal and external sources for financing future projects. These sources may provide the necessary funds to support the working capital needs of the Company. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event the Company is not able to generate sufficient additional funds, management will postpone or discontinue some or all of its product development operations until sufficient financing becomes available. Management believes, in accordance with the above-mentioned statement, the Company will need to raise money to support its planned operations for the current fiscal period.

On December 30, 2018, the $75,000 noteholder converted his note into 159,228 shares of Common Stock.

Plan of Operations

We believe our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through multiple future offerings. The discussion below is based on the assumption that we will be able to raise significant capital in the first and second quarter of 2019. We will need to raise $3 million to fund operations for the next 12 months, including $690,000 for governance and administrative purposes. After the next 12-month period, we most likely will need to raise additional financing. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all. The discussion below revises and updates our plan of operation set forth in our Form 10, Amendment No. 2, filed with the SEC on November 19, 2018.

We have generated minimal revenues to date and, although we expect to raise significant capital in the future, there can be no assurances that we will be successful in these endeavors. We believe that the actions presently being taken to further implement our business plan and generate revenues will provide the opportunity for us to develop into a successful business operation.

During the next four quarters or 12 months, we expect to engage in the following business development activities:

2019Q2	●

Regulatory – Pre-IND submission to FDA for MB101 wound care indication. In addition, we will identify appropriate contract manufacturers to purify, lyophilize and package the clinical testing material we acquired for future use as a part of the asset purchase agreement with ACB Holding AB.

	●	Capital Raise – $1 million target (2019Q2)

2019Q3	●

Development Campaign Initiation – Marizyme will begin plans to initiate our cGMP manufacturing of MB102 for stroke indication uses as well as pre-plan for the initiation of MB101 manufacturing for the wound indication.

●

Regulatory – Marizyme intends to submit a Pre-IND to the FDA for thrombolytic use of Krillase MB 103 in acute myocardial infarction or AMI for the U.S. Also, we plan to initiate verification and validation studies for MB101 as a wound care device in Europe.

2019Q4	●	Staffing/Hiring – Marizyme will need to hire or contract additional human resources to effectively achieve our operational plans including in the areas of clinical, manufacturing and testing.

●

Development Campaign Continuation – Marizyme will expect to initiate pre-clinical studies for MB102 as well as clinical studies for MB101. We may also pursue other indications besides stroke, wound and AMI indications.

	●	European Submission – Marizyme anticipates filing for use of MB101 as a device under the medical device regulations in Europe.

2020Q1	●	Development Campaign Continuation – Marizyme’s plans to continue with the pre-clinical and clinical studies initiated in Q2.

	●	Regulatory – Marizyme anticipates initiation of testing of the Krillase MB103 product candidate for use for the AMI indication in pre-clinical models.

	●	FDA Submission – Marizyme plans to file an Investigational Drug Application or IND for the MB102 stroke indication.

The 12-month operational plan detailed above is based on the following additional assumptions:

•That we will be able to replicate and scale the manufacturing process for Krillase.

•Based on the previous 13 European clinical trials, the FDA will allow us clinically to test MB101 in the U.S.

•MB102 will work on clots in the neurovascular system (MB102 has demonstrated the ability to eliminate clots in the heart).

•Markets are stable enough to raise the necessary capital to complete our operational plan.

We can provide no assurances, however, that we will be able to successfully raise sufficient funds in the next six months or longer to begin to execute these plans, to reach or to develop, offer and generate revenues from any of our designated business activities and development actions. Also, we cannot assure you that we will be able to raise additional capital or debt as and when needed on acceptable terms if at all.

Additional Cash Requirements

We expect to incur additional administrative expenses during the next 12 months. We estimate that we will need the following amounts during the next 12 months to cover these administrative expenses:

Category	Estimated Amount
Salaries, Fees	$ 700,000
Legal	100,000
Accounting	100,000
OTC Listing Fees	40,000
Travel	25,000
Miscellaneous	25,000
TOTAL	$ 990,000

This capital will be used to build out our corporate infrastructure, to provide for the payment of advisory and accounting services, legal, and anticipated up-listing fees for the OTCQB, or the NYSE Markets or Nasdaq Capital Market, if we choose to pursue one of those markets. However, there can be no assurance that we will qualify for uplisting to the OTCQB or either exchange or that our application, if we submit one, will be approved. Additional capital may also be required to perform further testing and trials to bring our assets to market.

We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our Common Stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our Common Stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Assumptions and Estimates

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

i.Impairment testing on intangibles and assets. As noted in more detail below, these areas involve numerous estimates as to expected cash flows, expected rates of return and other factors that are difficult to determine and are often out of the Company’s direct control.

ii.Valuation of deferred tax credits. The Company provides an allowance for tax recoveries arising from the application of losses carried forward. An allowance is provided where management has determined that it is less than likely that the loss will be applied and income taxes recovered.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Up until December 31, 2016, the Company operated in only one segment – the development and maintenance of computer software programs and support products. Going forward, the company focused exclusively on establishing a new business model and only managed its minority stake in GROUP. Upon the purchase of the Krillase patents, the Company changed its focus to life sciences industry.

Comprehensive Income (Loss)

The Company adopted the FASB Accounting Standards Codification topic (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. With the sale of the GROUP assets all other accumulated comprehensive income was eliminated.

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

Financial Instruments

Financial instruments consist of cash, accounts, assets held for sale, accounts payable and accrued liabilities, due to related parties, liabilities held for sale, loans payable and loans and notes payable to related parties. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date. Changes in fair value are recognized through profit and loss. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Intangible Assets

Intangible assets represent the cost of purchasing patents through the issuance of Common Stock. Under ASC Topic 805-50, “Business Combinations, Related Issues”, cost is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measured. The Company determined that the consideration given, the value of shares issues, was the more reliably measured.

The Company amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with ASC Topic 350-30, “Intangibles -Other Than Goodwill. In addition, in special circumstances according to ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

Amortization starts once the assets is expected to contribute to the future cash flows, which has not happened.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC, Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective transition method as permissible for all contracts not yet completed as of January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Assets and Liabilities Held-for-Sale

The Company classifies assets and liabilities as held-for-sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the balance sheet as held-for-sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held-for-sale.

Foreign Currency Translation

The functional currency of the Company is US dollars.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements. During the two years presented by the accompanying financial statements, there have been new principles adopted that have affected their presentation.

Off - Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our audited financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Nor applicable

Item 8. Financial Statements and Supplementary Data

Our audited financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-10 of this Annual Report on Form 10-K for the year ended December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), Michael K. Handley, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2018. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241; Effective June 27, 2007).

Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2018:

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

Changes in Internal Control Over Financial Reporting (ICFR)

During the fourth quarter ended December 31, 2018, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B. Other Information.

Subsequent Events:

There are no subsequent events to report.

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

Name	Age	Position and Offices Held	Dates in Position or Office
Michael K. Handley	47	Chief Executive Officer and Director	September 14, 2018 (1)
James Sapirstein	57	Executive Chairman	December 10, 2018, present
Terry Brostowin	59	Director	December 14, 2018, present

(1): On September 14, 2018, Mr. Michael K. Handley was appointed Chief Executive Officer and Director.

Business Experience:

Michael K. Handley. Mr. Handley has 23 years of cross-functional experience in drug/device commercialization, operations, mergers/acquisitions, regulatory/clinical affairs, venture formation/financing, market development and partnering/licensing. Mr. Handley has successfully assisted or led in the global commercialization of seventeen devices or drugs that account for over three billion dollars of sales annually. He has experience successfully leading management teams in a variety of capacities in high growth organizations and has secured millions of dollars in venture capital. Most recently he served as CEO and Director of Armis Biopharma (2012-2018). Armis Biopharma is a multi-product development-stage healthcare company that has created a technology platform for the prevention and treatment of topical infectious disease. In his role, Mr. Handley was responsible for day-to-day operations, executing a profitable growth strategy, obtaining global product approvals, overseeing intellectual property strategy, product commercialization, business development and financing. Mr. Handley has also served as VP of Clinical, Quality and Regulatory at Vessix Vascular, Inc. (2011-2012, a medical device company that was successfully acquired by Boston Scientific. He was also Global Head of Regulatory at Acclarent, Inc. (2010-2011), who was successfully acquired by Johnson & Johnson. Furthermore, Mr. Handley was VP of Regulatory and Chief Compliance officer of Spectranetics (NASDAQ: SPNC) a medical products company (2007-2010) that developed and sold products to reduce plaque in arteries. Finally, he spent ten years in various consulting and drug development roles at the public biotech companies Genetech (NASDAQ: DNA) (2004-2005), Amgen (NASDAQ: AMGN) (1999-2001) and Gliatech (NASDAQ: GLIA) (1996-1999). Mr. Handley graduated cum laude from Colorado State University with Bachelor of Science degrees in Molecular Biology, Exercise Physiology and minors in Chemistry, and Neurobiology and attended The Graziadio Business School at Pepperdine University Executive Management MBA Program.

Key Attributes, Experience and Skills: Mr. Handley brings drug development and commercialization skills in addition to his operational and business development acumen to the Board and management team. He has demonstrated the ability and vision to lead organizations from product discovery to product commercialization.

James Sapirstein. James Sapirstein has served over thirty-five years in the pharmaceutical industry. He has been part of almost two dozen drug product launches and specifically either led or has been a key member of several HIV product launches into different new classes of therapeutics at the time.

He began his career in 1984 with Eli Lilly in Sales, moving to Hoffmann-LaRoche in 1987, where he served for almost a decade as part of its commercial teams in the US and abroad, rising to become a Product Director. He joined Bristol Myers Squibb as the Director of International Marketing in the Infectious Diseases group in 1996. While at BMS, he worked on several important HIV/AIDS projects including Secure the Future.

Mr. Sapirstein started his career in smaller biotech companies when he later joined Gilead Sciences, Inc. (GILD) in order to lead the Global Marketing team in its launch of Viread (tenofovir). In 2002, he accepted the position of Executive Vice President, Metabolic and Endocrinology, for Serono Laboratories. Later, in 2006, he became the founding CEO of Tobira Therapeutics, then a private company. In 2012, Mr. Sapirstein became the CEO of Alliqua Biomedical at Alliqua, Inc. Thereafter, he served as CEO of Contravir Pharmaceuticals from March 2014 until October 2018. All of these are publicly listed companies. Mr. Sapirstein has raised over $120 Million dollars in venture capital and public capital markets financing in his various engagements as CEO. He was named as a Finalist for Ernst &Young Entrepreneur of the Year award in 2015 as well as in 2016.

Mr. Sapirstein holds board positions on Enochian Biosciences (ENOB), RespireRx Pharmaceuticals (RSPI), Nanoviricides (NNVC) and Leading Biosciences. He is the Chairman of the Board for BioNJ, an association of biopharma industries in New Jersey. In addition, he is a Board Director for BIO, the leading Biopharma Industries Organization promoting public policy and networking in the healthcare space, where he sits on both the Health Section and Emerging Companies Section Governing Boards.

Mr. Sapirstein received an MBA from Fairleigh Dickinson University in 1997, and a BS (Pharmacy) from Rutgers University in 1984.

Terry Brostowin. Mr. Brostowin, is an accomplished attorney admitted to the Federal Court in both the Eastern and Southern districts of New York. He has extensive expertise in contracts, and commercial litigation. Mr. Brostowin has advised the New York City Mayor’s office on judicial appointments and was a compliance specialist ensuring agencies followed court ordered activities and ensured the financial integrity of the Financial Systems Division accounting and budgetary systems. Mr. Brostowin has been affiliated with the law firm Brostowin & Associates, PC, since 2009. From 2002 to 2009, Mr. Brostowin was affiliated with the law firm Conway & Brostowin, LLC.

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

(c)Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Conduct

We have not adopted a Code of Conduct.

Changes in Officers and Directors

Mr. DeVito was appointed the Chairman of the Board of Directors on May 7, 2018 and Chief Executive Officer, President, Secretary and Treasurer on May 7, 2018. Effective September 13, 2018, Mr. DeVito resigned from the Board of Directors and as our Chief Executive Officer, President, Secretary and Treasurer. Michael K. Handley was appointed Chief Executive Officer and Director on September 14, 2018.

Mr. Juan Francisco Gutierrez was appointed to our Board of Directors on September 13, 2018 and Marcos Nicolaides was appointed as the Company’s Treasurer on September 13, 2018. Effective December 7, 2018, Mr. Gutierrez and Mr. Nicolaides resigned from these positions. Effective December 10, 2018, Mr. James Sapirstein was appointed Executive Chairman of the Board and effective December 14, 2018, Mr. Terry Brostowin was appointed Director.

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

Based solely on our review, certain of our officers or directors failed to file their Section 16(a) forms on a timely basis in 2018.

We believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been satisfied.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity during the last completed fiscal year, regardless of compensation level, and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

SUMMARY COMPENSATION TABLE

	Year Ended December 31,	Salary and Fees	Bonus	Total
Name and Principal Position		($)	($)	($)
Michael K. Handley
--Current Director and CEO (1)	2018	-	-	-
	2017	-	-	-
Nicholas P. DeVito --Former Chairman and CEO (2)	2018	40,000	-	-
	2017	-	-	-
Jeorg Ott --Former Chairman and CEO (3)	2018	-	-	-
	2017	-	-	-

(1) Mr. Handley was appointed Chief Executive Officer and Director on September 14, 2018

(2) Mr. DeVito was appointed the Chairman of the Board of Directors and Chief Executive Officer, President, Secretary and Treasurer on May 7, 2018. Effective September 13, 2018, Mr. DeVito resigned from these positions.

(3) Mr. Ott was appointed our Chairman and Chief Executive Officer in 2010 and resigned from these positions on May 7, 2018.

Outstanding Equity Awards at Fiscal Year-End

On December 6, 2018 we issued an option to purchase 125,000 shares of Common Stock at $1.50 per share vesting over 12 months to James Sapirstein.

On December 6, 2018, we also issued an option to purchase 140,000 shares of Common Stock at $1.50 per share vesting over 12 months to Terry Brostowin.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Michael K. Handley is the only person who has an has an executive compensation agreement as of December 31, 2018.

On September 14, 2018, the Company signed a three year employment agreement with Mr. Handley with a base salary of $490,000 and bonuses of up to 55% of his base salary at the sole discretion of the Board of Directors. His base salary shall not accrue or be paid unless and until the Company raises at least $2,000,000 dollars in financing. If the Company raises $2,000,000, then Mr. Handley is eligible to receive 20% of his base salary up to a maximum value of $98,000. If the Company raises more than $5,000,000 then Mr. Handley is entitled to receive his unpaid base salary up to a value of $240,000. No bonuses will be paid if the company raises any money.

Mr. Handley is eligible to receive options to purchase up to 250,000 shares of the Company’s Common Stock for each of the following milestones at a strike price of $0.01 upon the shares trading at a weighted average value during a period of 60 days equal to or greater than each of the following milestones: $7.50 per share, $15.00 per share, $30.00 per share, and $50.00 per share.

The Company may terminate Mr. Handley with Cause upon 15 days written notice and is not eligible for severance payment from the Company except for previously unpaid base salary or expense reimbursements. If the Company terminates Mr. Handley’s employment Without Cause within 12 months since the execution of the agreement he shall be entitled to unpaid base salary plus 3 months of base salary severance. If the Company terminates Mr. Handley’s employment Without Cause after 12 months since the execution of the agreement he shall be entitled to unpaid base salary plus 6 months of base salary severance and his options shall be automatically vested.

This is only a summary of the terms of Mr. Handley’s compensation agreement with the Company, a full copy of which is attached hereto as Exhibit 10.6 and incorporated herein by reference.

Compensation of Directors

Except as indicated below, no fees have been accrued but not paid to the Company’s directors who are not also “named executive officers.” Only non-executive directors are entitled to receive any compensation for services rendered by them as directors.

We accrued fees for Mr. Sapirstein of $4,687 for December 2018.

Director Agreements

General

Our directors may receive equity in the form of options at fair market value for their service to the Board. We do not intend to pay cash compensation to any other director besides Mr. Sapirstein (see below).

James Sapirstein

Mr. Sapirstein receives $75,000 in cash compensation per annum for service on the Board as compensation effective December 6, 2018. He also received options to purchase 125,000 shares of the Company’s Common Stock, at an exercise price equal to $1.50 per share, for service on the Board through the one-year anniversary of his December 6, 2018 start date. All of these options are fully vested.

Terry Brostowin

Mr. Brostowin received options to purchase 140,000 shares of the Company’s Common Stock, at an exercise price equal to $1.50 per share, for service on the Board through the one year anniversary of his start date on December 6, 2018, of which 80,000 were fully vested as of the date of grant, and the remaining 60,000 vest monthly over the course of the 12-month period beginning on December 6, 2018. He is not receiving any cash compensation for his service to the Board.

Michael K. Handley

Mr. Handley receives no compensation for serving as a member of our Board of Directors.

Term of Office

Each of our directors is elected to hold office for a one year term or until his successor is elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of March 6, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 19,740,302 shares of Common Stock of the Company issued and outstanding as of March 6, 2019. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

With respect to the 16.89 million shares of Common Stock issued to certain shareholders of ACB Holdings AB as a result of the asset acquisition that closed on September 12, 2018, any such shareholder who received 5% or more of our outstanding Common Stock in that asset acquisition has been included in the table below.

Name and Address of Beneficial Owner (1)	Common Stock
	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (2)
Officers and Directors
Michael K. Handley -Chief Executive Officer and Director	280,000	1.4%
James Sapirstein (3) -Executive Chairman	125,000	*
Terry Brostowin (4) -Director	105,000	*

All Officers and Directors as a group (3 persons)	510,000	2.6%

5% Stockholders
Donna Maresca 1436 Mickelson Ct, Champions Gate, FL 33896, USA	1,815,000 (5)	9.2%
ESC Holding, LLC 1 Channel Drive # 1706, Monmouth Beach NJ 07750 (6)	2,555,640	12.9%
Marine Bio SpA Huérfanos 1160, Oficina 1101, Santiago, Chile (7)	2,416,548	12.2%
Nicholas P. DeVito	1,500,000	7.6%
Inversiones DaVinci Limitada El Retiro 5101, Vitacura, Santiago, Chile (8)	1,461,961	7.4%
Rieux Enterprise Corp. E.A. Creque Building, Main Street, Road Town, Tortola, British Virgin Island (9)	1,072,560	5.4%

* Less than 1%.

(1)Unless otherwise indicated, the address of the named beneficial owner is c/o Marizyme, Inc. 2950 East Harmony Road, Suite 255, Fort Collins, CO 80528.

(2)Based on 19,740,302 shares of Common Stock outstanding as of March 6, 2019.

(3) Consists of an option to purchase 125,000 shares of our Common Stock at $1.50 per share that is fully vested.

(4)Consists of an option to purchase125,000 shares of our Common Stock at $1.50 per share that is fully vested. Does not include 35,000 shares of our Common Stock granted under this option that have not yet vested.

(5)Includes 1,700,000 shares of Common Stock owned by a trust over which Mrs. Maresca has voting and dispositive control.

(6)Emmanuelle Schleipfer-Conley has voting and dispositive control over ESC Holding LLC.

(7)Max Rutman has voting and dispositive control over Marine Bio SpA.

(8)Ricardo Majluf has voting and dispositive control over Inversiones DaVinci Limitada.

(9)Neva Sherille Dasent has voting and dispositive control over Rieux Enterprise Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On April 4, 2018 the Board of Directors agreed to issue 1,000 shares of Series A Non-Convertible Preferred Stock to Mr. Nicholas P. DeVito immediately prior to the resignations of Mr. Ott, Mr. Moore, and Mr. Shihadah. The Series A Non-Convertible Preferred Stock represented eighty percent (80%) of all of the votes entitled to be voted at any annual or special meeting of the shareholders of the Company or action by written consent of the shareholders. Mr. DeVito surrendered the 1,000 shares of Series A Non-Convertible Preferred Stock in exchange for 1,500,000 shares of Common Stock on September 13, 2018

Independent Directors

The Board has determined that Messrs. Sapirstein and Brostowin each qualify as an “independent director” as defined by Section 10A(m)(3)(ii) of the Exchange Act and Rule 5065(a)(2) of the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant who has audited the fiscal years ended December 31, 2017 and December 31, 2018. The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2018 and December 31, 2017 for professional services rendered by K.R. Margetson were as follows:

	2018	2017
Audit Fees and Audit Related Fees	$9,000	$20,000
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$20,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.:	Description:	Filed an Exhibit to the following Company SEC Filing and Incorporated by Reference herein:
2.1	Agreement and Plan of Merger between GBS Enterprises Incorporated and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
3.1.1	Articles of Incorporation	Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010	Form 10-K filed July 16, 2012
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010	Form 10-K/A filed July 15, 2011
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018	Form 10 (File No. 000-53223) filed on September 12, 2018
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018	Form 10 (File No. 000-53223) filed on September 12, 2018
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018	Form 10 (File No. 000-53223) filed on September 12, 2018
3.2	Bylaws	Form SB-2 (File No: 333-146748) filed January 14, 2008
10.1	Asset Purchase Agreement, dated September 12, 2018 between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.2	Assignment Agreement of Patent Applications (Antarctic Krill), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.3	Assignment Agreement of Patent Applications (Enzymatic), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.4	Assignment Agreement of Patent Applications (Thrombosis), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.5	Patent Purchase and Assignment Agreement, dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.6	Compensation Agreement with Michael K. Handley dated September 14, 2018	Filed herewith.
10.7	Director Agreement with Terry Brostwin dated December 6, 2018	Filed herewith.
10.8	Director Agreement with James Sapirstein dated December 6, 2018	Filed herewith.
21	List of Subsidiaries (None)	Form 10 (File No. 000-53223) filed on September 12, 2018
31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive, Financial and Accounting Officer	Filed herewith.
32.1/32.2	Section 1350 Certification of Principal Executive, Financial and Accounting Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.

By: /s/ Michael K. Handley
Michael K. Handley
Chief Executive Officer and Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)

Date: March 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ James Sapirstein	Executive Chairman of the Board of Directors	March 6, 2019
James Sapirstein

Signature:	Title:	Date:

/s/ Terry Brostowin	Director	March 6, 2019
Terry Brostowin

Financial Pages Contents

K. R. MARGETSON LTD.Chartered Professional Accountant

#210, 905 West Pender StreetTel: 604.641.4450

Vancouver BC V6C 1L6Fax: 1.855.603.3228

Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marizyme, Inc.:

Opinion on the financial statements

I have audited the accompanying balance sheets of Marizyme, Inc. as of December 31, 2018 and 2017 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’).  In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern..  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K. R. MARGETSON LTD

Chartered Professional Accountant

I have served as the Company’s auditor since 2007

Vancouver, Canada

March 1, 2019

MARIZYME, INC.

BALANCE SHEETS

For the Years ended December 31, 2018 and 2017

	2018	2017
	$	$
ASSETS
Current Assets:
Cash	104	51,608
Assets Held for Sale - Note 3	-	130,766
Prepaid Expenses	20,000	26,668
Total Current Assets	20,104	209,042

Long Term Assets:
Assets Held for Sale - Note 3	-	2,610,440
Intangible Assets – Note 4	28,600,000	-
Total Long Term Assets	28,600,000	2,610,440
TOTAL ASSETS	28,620,104	2,819,482

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	42,780	24,223
Liabilities Held for Sale - Note 3	-	628,447
Total Current Liabilities	42,780	652,670

STOCKHOLDERS' EQUITY
Capital Stock - Note 6
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
19,740,302 shares of Common Stock
(1,101,074 shares in 2017)	19,740	1,101
Donated Capital	41,422	41,422
Paid-in or capital surplus	58,454,704	29,793,728
Treasury Stock	(16,000)	(16,000)
Accumulated deficit	(29,922,542)	(27,653,439)
Total Equity	28,577,324	2,166,812
TOTAL LIABILITIES AND EQUITY	28,620,104	2,819,482

Note 1 – Going concern assumption

MARIZYME, INC.
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2018 and 2017

	Jan - Dec 2018	Jan - Dec 2017
	$	$
Total Revenue	20,187	101,175
Total Cost of Goods Sold	20,074	86,907
Gross Profit	113	14,267

Expenses:
Consulting fees	110,189	89,598
Director and officer insurance	52,151	41,013
General, office and miscellaneous	13,305	2,315
Professional fees	67,045	5,078
Travel and entertainment	4,552	1,174
Total Expenses	247,242	139,179

Net Operating Loss	(247,129)	(124,912)

Other Income	3,000	68,421
Other Expenses	(4,614)	(514,016)
Net Other Expense	(1,614)	(445,595)

Net Loss and comprehensive loss or the year	(248,743)	(570,506)

Net Loss per share, basic and diluted	(0.04)	(0.52)

Weighted average number of Common Stock
outstanding, basic and diluted	6,671,262	1,101,074

	MARIZYME, INC.
	STATEMENTS OF STOCKHOLDERS' EQUITY
	For the Years ended December 31, 2018 and 2017

	Common Stock		Preferred Stock		Additional
					Paid in	Donated	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Equity
	#	$	#	$	$	$	$	$	$

Balance, December 31, 2016	1,101,074	1,101	-	-	29,793,728	41,422	-	(27,082,933)	2,753,318

Delivery of GBSX shares for purchase of GBS India at $.04/sh	-	-	-	-	-	-	(16,000)	-	(16,000)

Net loss and comprehensive loss for the year	-	-	-	-	-	-	-	(570,506)	(570,506)

Balance, December 31, 2017	1,101,074	1,101	-	-	29,793,728	41,422	(16,000)	(27,653,439)	2,166,812

Preferred shares issued	-	-	1,000	1	-	-	-	-	1

Stock dividend issued to X-Assets, Inc.	-	-	-	-	-	-	-	(2,020,360)	(2,020,360)

Common Stock exchange for preferred shares	1,500,000	1,500	(1,000)	(1)	2,319,930	-	-	-	2,321,429

Common Stock issued for intangible assets	16,980,000	16,980	-	-	26,261,591	-	-	-	26,278,571

Common Stock issued on conversion of note	159,228	159	-	-	79,455	-	-	-	79,614

Net loss and comprehensive loss for the year	-	-	-	-	-	-	-	(248,743)	(248,743)

Balance, December 31, 2018	19,740,302	19,740	-	-	58,454,704	41,422	(16,000)	(29,922,542)	28,577,324

MARIZYME, INC.
STATEMENT OF CASH FLOWS
For the Years ended December 31, 2018 and 2017
Audited
	2018	2017
	$	$
Cash Flow from Operating Activities:
Net loss	(248,743)	(570,506)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Interest eliminated on note conversion	4,614	-
Unrealized Loss on Investment	-	73,467
Preferred stock issued for consulting expense	1	-
Changes in assets and liabilities:
Prepaid Expenses	6,668	1,012
Accounts Payable and Accrued Liabilities	18,557	(179,666)
Net Cash used by operating activities	(218,903)	(675,693)

Cash Flow to Investing Activities:
Re-organization	(1,386)	-
Net cash (used) by investing activities	(1,386)	-

Cash Flow from Financing Activities:
Proceeds from convertible note issued	75,000	-
Related party transactions	93,785	715,418
Net cash (used) by financing activities	168,785	715,418

Net cash increase (decrease) for period	(51,504)	39,725
Cash - Beginning of the year	51,608	11,883

Cash - End of year	104	51,608

Supplementary information
Interest	4,614	465
Taxes paid	-	-
Value of shares issued for patents rights and technology	28,600,000	-
Debt converted into shares	79,455	-

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 COMPANY AND BACKGROUND

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated (the “Company,” “Marizyme”, “GBS,” “GBSX,” “MRZM,”, “we,” “us,” “our” or similar expressions), conducted its primary business through its majority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company whose stock trades on the Frankfurt Exchange under the stock symbol ISIN DE 000A14KR27/ WKN A14KR2.

By December 31, 2016, we sold the controlling interest in GROUP and other subsidiaries, keeping only a minority interest in GROUP.  On March 21, 2018, we formed a wholly-owned subsidiary named Marizyme, Inc., a Nevada corporation, and merged with it, effectively changing the Company’s name to Marizyme, Inc.  On June 1, 2018, we exchanged the shares of GROUP and all the intercompany assets and liabilities for 100% of the shares of X-Assets Enterprises, Inc, a Nevada Corporation.  As part of a type-D business restructuring on September 5, 2018, we then distributed the X-Assets shares to our own shareholders on a 1 for 1 basis.

Marizyme refocused on the life sciences and seeks technologies to acquire.

On September 12, 2018 we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 Million shares of Common Stock.  Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis.

The Company’s Common Stock has been historically quoted on the OTC Markets’ OTCQB under the ticker symbol “MRZM.” However, because the Company failed to file this Annual Report with the SEC by the April 15, 2014 extended deadline, the Company’s Common Stock is currently quoted on the OTC Pink sheets.

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2018, the Company had not yet achieved profitable operations and had accumulated losses of $29,922,542 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. We have several technologies in the commercialization phase and in development. We are seeking acquisitions of biotechnology assets in support of this direction.  There can be no assurances that management will be successful in executing this strategy.

NOTE 2 ACCOUNTING POLICIES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, the more significant of which are as follows:

Assumptions and Estimates

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

i.Impairment testing on intangibles assets.  As noted in more detail below, these areas involve numerous estimates as to expected cash flows and other factors that are difficult to determine and are often out of the Company’s direct control.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 ACCOUNTING POLICIES (CONTINUED)

Assumptions and Estimates (continued)

ii.Valuation of deferred tax credits.  The Company provides an allowance for tax recoveries arising from the application of losses carried forward.  An allowance is provided where management has determined that it is less than likely that the loss will be applied and income taxes recovered.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.  Up until December 31, 2016, the Company operated in only one segment – the development and maintenance of computer software programs and support products. Going forward, the company focused exclusively on establishing a new business model and only managed its minority stake in GROUP.  Upon the purchase of the Krillase patents and technology, the Company changed its focus to life sciences industry.

Comprehensive Income (Loss)

The Company adopted the FASB Accounting Standards Codification topic (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. With the sale of the GROUP assets all other accumulated comprehensive income was eliminated.

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

Financial Instruments

Financial instruments consist of cash, accounts, assets held for sale, accounts payable and accrued liabilities, due to related parties, liabilities held for sale and notes payable. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date.  Changes in fair value are recognized through profit and loss.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risk

We use the US dollar as our reporting currency.  The functional currencies of our former foreign subsidiaries are the local currency, which included the Euro, the British pound and the Indian Rupee until the sale of all subsidiaries in December 2016. Accordingly; at December 31, 2018, we held no funds in foreign currencies, nor had any receivables or payables in foreign currencies.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

Intangible assets represent the cost of purchasing patents through the issuance of Common Stock.  Under ASC Topic 805-50, “Business Combinations, Related Issues”, cost is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measured.  The Company determined that the consideration given, the value of shares issued, was the more reliably measured.

The Company amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with ASC Topic 350-30, “Intangibles -Other Than Goodwill. In addition, in special circumstances according to ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

Amortization starts once the assets are expected to contribute to the future cash flows, which has not happened.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC, Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective transition method as permissible for all contracts not yet completed as of January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 ACCOUNTING POLICIES (CONTINUED)

Assets and Liabilities Held-for-Sale

The Company classifies assets and liabilities as held-for-sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the balance sheet as held-for-sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held-for-sale.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as of their effective date.  Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.  During the two years presented by the accompanying financial statements, there have been new principles adopted that have affected their presentation.

NOTE 3 ASSETS AND LIABILITIES HELD FOR SALE

On May 4, 2018 Marizyme signed an Assignment and Assumption Agreement with X-Assets Enterprises, Inc, a Nevada Corporation (“X-Assets”).  We agreed to transfer assets and liabilities to X-Assets on June 1, 2018.  To reflect that transaction, we identified those assets and liabilities on our December 31, 2017 Balance Sheet as Assets Held for Sale and Liabilities Held for Sale.

The assets included an account receivable valued at $130,766 and the GROUP shares valued at $2,610,440.  The investment represented 23.9% of the outstanding shares of GROUP.  The value was determined using the net book equity per share.  The liabilities included a current payable valued at $628,447.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 3 ASSETS AND LIABILITIES HELD FOR SALE (CONTINUED)

On June 1, 2018 all of the Assets and Liabilities Held for Sale were exchanged for 1,101,174 shares of X-Assets.

On September 5, 2018, we distributed all our shares of X-Assets – reflecting 100% of the shares of this subsidiary - to all of the stockholders of Marizyme on a 1 for 1 basis. As a result of the distribution, on June 30, 2018 this asset has $0 value to Marizyme.  Its original value was determined by net equity, values not in the public domain, and there was no impairment required.

NOTE 4 INTANGIBLE ASSETS

On September 12, 2018 we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 Million shares of Common Stock.  Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction was recorded at the fair value of the shares.  No amortization has been recorded as the patents are not yet in a position to produce cash flows.

NOTE 5 CONVERTIBLE NOTE PAYABLE

On July 7, 2018 the Company issued a convertible note for $75,000.  The note accrued interest at 12% interest, calculated monthly, due January 3, 2019 and convertible into Common Stock at the discretion of the noteholder at $0.50 per share.

On December 30, 2018, the noteholder converted the principal and interest owing of $79,614 into 159,228 shares of Common Stock.

NOTE 6 CAPITAL STOCK

The Company has authorized capital of 75,000,000 shares of Common Stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001.  On July 27, 2018 we completed a 1:29 reverse split of our Common Stock resulting in a total of 1,101,074 shares of Common Stock outstanding. As of December 31, 2018, there were 19,740,302 shares of Common Stock outstanding.

On May 14, 2018, 1,000 shares of preferred stock was issued to the CEO for services valued at $1.  The preferred stock had voting rights of 80% at shareholder meetings.

On July 27, 2018, the Company completed a reverse stock split of 1 new share for 29 shares of the Company’s issued and outstanding Common Stock. These financial statements give retroactive effect to this transaction.

On September 12, 2018, 16,980,000 common shares were issued to acquire patents and all rights, title and interest in Krillase technology and 1,500,000 shares were issued to the CEO in exchange for the 1,000 shares of preferred stock.

On December 30, 2018, 159,228 shares of Common Stock was issued on conversion of convertible debt of $79,614.

Options and warrants.

As of December 31, 2018 there were options to purchase 265,000 shares of our Common Stock outstanding at a strike price of $1.50 vesting monthly beginning December 2018 through December 2019.

NOTE 7 COMMITMENTS

On September 14, 2018, the Company signed a 3-year employment agreement with its CEO, Mr Handley, with a base salary of $490,000 and bonuses of up to 55% of his base salary at the sole discretion of the Board of Directors.  His base salary shall not accrue or be paid unless and until the company raises at least $2,000,000 dollars in financing.  If the company raises $2,000,000 then Mr. Handley is eligible to receive 20% of his unpaid base salary up to a value of $98,000 maximum.  If the company raises more than $5,000,000 then Mr. Handley is eligible to receive his unpaid base salary up to a value of $240,000 maximum.  No bonuses will be paid if the company raises any money.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 7 COMMITMENTS (CONTINUED)

Mr. Handley is eligible to receive options to purchase up to 250,000 shares of the Company’s Common Stock for each of the following milestones at a strike price of $0.01 upon the shares trading at a weighted average value during a period of 60 days equal to or greater than each of the following milestones:  $7.50 per share, $15.00 per share, $30.00 per share, and $50.00 per share.

The Company may terminate Mr. Handley With Cause upon 15 days written notice and is not eligible for severance payment from the Company except for previously unpaid base salary or expense reimbursements.  If the Company terminates Mr. Handley’s employment Without Cause within 12 months since the execution of the agreement he shall be entitled to unpaid base salary plus 3 months of base salary severance.  If the Company terminates Mr. Handley’s employment Without Cause after 12 months since the execution of the agreement, he shall be entitled to unpaid base salary plus 6 months of base salary severance and his options shall be automatically vested.

On October 15, 2018 the Company signed a consulting agreement with NCAL, LLC for services related to advising the Board of Directors.  NCAL, LLC receives $10,000 per month through December 2019 and the contract can be terminated with payment in full due to NCAL, LLC.

NOTE 8 LEGAL PROCEEDINGS

We are not subject to any legal proceeding nor are we aware of any potential legal matters.

NOTE 9 INCOME TAXES

Income tax recover differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	2018	2017
Net loss for the year, December 31, 2017	$(248,743)	$(570,506)
Statutory and effective future rate	21%	21%

Income tax recovery at effective rate	$(52,236)	$(119,806)
Tax benefit not recognized	52,236	119,806

Income tax recovery recognized	$-	$-

As at December 31, 2018 and 2017, the tax effect of the temporary timing differences that give rise to significant components of deferred tax asset are noted below.

	2018	2017

Tax loss carried forward	$27,193,000	$26,944,000

Deferred tax assets	$5,710,000	$5,658,000
Valuation allowance	(5,710,000)	(5658,000)

Deferred taxes recognized	$-	$-

Approximately $26,944,000 in tax losses will expire between 2030 and 2038.  $52,236 in losses have no expiry date.

NOTE 10 RECLASSIFICATION

Certain 2017 items have been reclassified to conform the 2018 presentation.