Form 10-Q
period 2019-03-31
MARIZYME INC
filed 2019-05-14
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2019

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

(925) 400-3123
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[   ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
		[X]	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

The number of the registrant’s shares of common stock outstanding was 19,740,302 as of May 14, 2019.

Table of Contents

MARIZYME, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2019 (unaudited) and the Three Months Ended March 31, 2018 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2019 (unaudited) and the Three Months Ended March 31, 2018 (unaudited)	5
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2019 (unaudited) and March 31, 2018 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Mine Safety Disclosures	14
Item 5	Other Information	14
Item 6.	Exhibits	14

SIGNATURES		15

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Marizyme Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended December 31, 2018 contained in the Company’s form for registration of securities on Form 10-K (“Form 10K”) originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2019. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

MARIZYME, INC.

INTERIM BALANCE SHEETS

As at March 31, 2019 and December 31, 2018

(Unaudited)

	March 31	December 31
	2019	2018
	$	$
ASSETS
Current Assets:
Cash	191	104
Prepaid Expenses	5,000	20,000
Total Current Assets	5,191	20,104

Long Term Assets:
Intangible Assets – Note 5	28,600,000	28,600,000

TOTAL ASSETS	28,605,191	28,620,104

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	95,413	42,780

Total Liabilities	95,413	42,780

STOCKHOLDERS' EQUITY
Capital Stock - Note 6
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
19,740,302 shares of common stock	19,740	19,740
Donated Capital	41,422	41,422
Additional Paid-in Capital	58,454,704	58,454,704
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit	(29,990,088)	(29,922,542)
Total Equity	28,509,778	28,577,324

TOTAL LIABILITIES AND EQUITY	28,605,191	28,620,104

Note 2 – Going concern assumption

MARIZYME, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
	$	$
Total Revenue	-	5,553
Total Cost of Goods Sold	-	-
Gross Profit	-	5,553

Expenses:
Consulting fees	34,692	29,108
Director and officer insurance	15,000	10,000
General, office and miscellaneous	1,553	925
Professional fees	15,239	10,700
Travel and entertainment	1,062	-
Total Expenses	67,546	50,732

Net Operating Loss	(67,546)	(45,179)

Other Expense	-	(2,792)

Net Loss and comprehensive loss or the year	(67,546)	(47,971)

Net Loss per share, basic and diluted	(0.00)	(0.04)

Weighted average of number of shares of common stock outstanding, basic and diluted	19,740,302	1,101,074

MARIZYME, INC.

INTERIM STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional
	Common Stock		Paid in	Donated	Treasury	Accumulated
	Shares	Amount	Capital	Capital	Stock	Deficit	Equity
	#	$	$	$	$	$	$
Balance, December 31, 2017	1,101,074	1,101	29,793,728	41,422	(16,000)	(27,653,439)	2,166,812

Net loss and comprehensive loss, period ended March 1, 2018	-	-	-	-	-	(47,971)	(47,971)

Balance, March 31, 2018	1,101,074	1,101	29,793,728	41,422	(16,000)	(27,701,410)	2,118,841

Balance, December 31, 2018	19,740,302	19,740	58,454,704	41,422	(16,000)	(29,922,542)	28,577,324

Net loss and comprehensive loss period ended March 31, 2019	-	-	-	-	-	(67,546)	(67,546)

Balance, March 31, 2019	19,740,302	19,740	58,454,704	41,422	(16,000)	(29,990,088)	28,509,778

MARIZYME, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
	$	$
Cash Flow from Operating Activities:
Net loss for the period	(67,546)	(47,971)
Changes in assets and liabilities:
Prepaid Expenses	15,000	10,000
Accounts Receivable	-	(5,553)
Accounts Payable and Accrued Liabilities	52,633	-
Assets/liabilities Held for Resale	-	21,342
Net Cash used by operating activities	87	(22,182)

Net cash (used) by investing activities	-	-

Net cash (used) by financing activities	-	-

Net cash increase (decrease) for period	87	(22,182)
Cash - Beginning of the period	104	51,608

Cash - End of period	191	29,426

Supplementary information
Interest paid	-	-

Taxes paid	-	-

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

(Unaudited)

Note 1COMPANY AND BACKGROUND

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated (the “Company,” “Marizyme”, “GBS,” “GBSX,” “MRZM,”, “we,” “us,” “our” or similar expressions), conducted its primary business through its majority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company.

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

The Company’s common stock was historically quoted on the OTC Markets’ OTCQB under the ticker symbol “MRZM.” However, because the Company failed to file its 2014 Annual Report with the Securities and Exchange Commission (the “SEC”), the Company’s common stock since that time has been quoted on the OTC Pink sheets. The Company Filed a Form 10 with the SEC on September 12, 2018 and is now current with its SEC periodic filings.

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2019, the Company had not yet achieved profitable operations and had accumulated losses of $29,990,088 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. We have several technologies in the commercialization phase and in development. We are seeking acquisitions of biotechnology assets in support of this direction. There can be no assurances that management will be successful in executing this strategy.

Note 2INTERIM REPORTING

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2018 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

Note 3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in the accounting policies that effect these interim financial statements from the accounting policies disclosed in the notes to the audited annual financial statements for the year ended December 31, 2018.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

(Unaudited)

Note 4RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Note 5 INTANGIBLE ASSETS

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

Note 6CONVERTIBLE NOTE PAYABLE

On July 7, 2018 the Company issued a convertible note for $75,000. The note accrued interest at 12% interest, calculated monthly, due January 3, 2019 and convertible into common stock at the discretion of the noteholder at $0.50 per share.

On December 30, 2018, the noteholder converted the principal and interest owing of $79,614 into 159,228 shares of common stock.

Note 7CAPITAL STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. On July 27, 2018 we completed a 1:29 reverse split of our common stock resulting in a total of 1,101,074 shares of Common stock outstanding. As of March 31, 2019, there were 19,740,302 shares of common stock outstanding.

On May 14,2018, 1,000 shares of preferred stock was issued to the CEO for services valued at $1. The preferred stock had voting rights of 80% at shareholder meetings.

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

There were no equity transactions during the three months ended March 31, 2019.

Options and warrants.

No options or warrants were outstanding as at March 31, 2019.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

(Unaudited)

Note 8COMMITMENTS

On September 14, 2018, the Company signed a 3-year employment agreement with its CEO, Mr Handley, with a base salary of $490,000 and bonuses of up to 55% of his base salary at the sole discretion of the Board of Directors. However, he resigned on March 28, 2019 and the agreement is no longer in force.

Note 9SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company sold $125,000 of its common stock to three investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act. In this private placement, the Company sold 113,637 shares priced at $1.10 per share and included a three-year warrant to purchase one additional share for each share purchased in the private placement at an exercise price of $3.00 per share. If the price of the Company’s common stock reaches $4.00 for 20 consecutive days, the company has the right to buy back the warrant for $0.01 per share if the investor elects not to exercise the warrant to acquire the additional shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 3, 2019. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

Recent Events

On March 28, 2019, the Company accepted the resignation of Mr. Michael K. Handley as Chief Executive Officer and Director. Mr. Handley’s resignation was not a result of any disagreement with the Company, the Company’s management, or the Board of Directors.

FINANCIAL OPERATIONS OVERVIEW

As of March 31, 2019, our accumulated deficit is approximately $29.99 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Form 10-K (“Form 10-K”) as of and for year ended December 31, 2018, filed with the SEC on March 6, 2019. There have been no changes to our critical accounting policies since December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2019 and 2018

Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

Revenues

The Company generated revenue from Services and Other Revenue. Total revenue decreased to $0 for the three months ended March 31, 2019 from $5,553 for the three months ended March 31, 2018. The decrease resulted from diminished sales in services revenues.

Cost of Goods Sold

For the three months ended March 31, 2019, our Cost of Goods Sold were $0 from $0 for the three months ended March 31, 2018. Cost of Goods Sold consists of Cost for Services.

The Company achieved a gross profit of $-0- for the three months ended March 31, 2019, from the gross profit for three months ended March 31, 2018 of $5,553.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the three months ended March 31, 2019, the Company’s Operating Expense increased to $67,546 from $50,732 for the three months ended March 31, 2018. The increase was in General and Administrative Expenses primarily due to increased audit, legal, consulting, filing fees and insurance expenses.

Net Other Income (Expense)

For the three months ended March 31, 2019 the Company had Net Other Income (Expense) of $-0- compared to Net Other Expenses of $2,792 for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had $191 in cash, compared to $104 at December 31, 2018. At March 31, 2019, our accumulated stockholders’ deficit was $29,998,088 compared to $29,922,542 at December 31, 2018. There is substantial doubt as to our ability to continue as a going concern.

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

During the entire fiscal year 2018 and for the first quarter of 2019 the Company sought other strategic assets in the biotechnology space. The Company will look to utilize internal and external sources for financing future projects. These sources may provide the necessary funds to support the working capital needs of the Company. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone any planned or proposed acquisitions until the available financing for such projects will be sufficient. Management believes, in accordance with the above-mentioned statement, the Company will need to raise money to support its standard operations for the current fiscal period.

Subsequent to March 31, 2019, we sold $125,000 of our common stock to three investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act. In this private placement, we sold 113,637 shares priced at $1.10 per share and we included a three-year warrant to purchase one additional share for each share purchased in the private placement at an exercise price of $3.00 per share. If the price of our common stock reaches $4.00 for 20 consecutive days, we have the right to buy back the warrant for $0.01 per share if the investor elects not to exercise the warrant to acquire the additional shares.

Operating and Capital Expenditure Requirements

We believe our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through one or more future offerings. The discussion below is based on the assumption that we will be able to raise significant capital in the second and third quarters of 2019. We will need to raise $1.5 million to fund operations for the next 12 months, including up to $100,000 for governance and administrative purposes (assuming we hire a new Chief Executive Officer). After the next 12-month period, we most likely will need to raise additional financing. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Executive Chairman and acting principal executive and financial officer, James Sapirstein, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of March 31, 2019, our acting principal executive and financial officer identified the following material weaknesses:

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

Our management has identified the steps necessary to address the material weaknesses, and as soon as we have available funds, we will implement the following remedial procedures:

•We will hire personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our financial statements.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our acting principal executive and financial officer, James Sapirstein, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended March 31, 2019.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

For information regarding risk factors, please refer to our Form 10-K filed with the SEC on March 6, 2019, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2019, we did not repurchase any of our common stock or sell any of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (Filed as an exhibit to Form 10-K filed July 16, 2012)
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (Filed as an exhibit to Form 10-K/A filed July 15, 2011)
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)
31.1, 31.2	Certification of Acting Principal Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1, 32.2	Certifications of Acting Principal Executive Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: May 14, 2019
	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
Executive Chairman (Acting Principal Financial and Accounting Officer)