Form 10-Q
period 2019-06-30
MARIZYME INC
filed 2019-07-03
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-53223

MARIZYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

109 Ambersweet Way, #401 Davenport, Florida 33897
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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 19,858,939as of July 03. 2019.

Table of Contents

MARIZYME, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2019 (unaudited) and the Three and Six Months Ended June 30, 2018 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2019 (unaudited) and the Six Months Ended June 30, 2018 (unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 (unaudited) and the Six Months Ended June 30, 2018 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Mine Safety Disclosures	15
Item 5	Other Information	15
Item 6.	Exhibits	16

SIGNATURES		17

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

ITEM 1 - FINANCIAL STATEMENTS

MARIZYME, INC.

INTERIM BALANCE SHEETS

As at June 30, 2019 and December 31, 2018

(Unaudited)

	30-Jun	31-Dec
	2019	2018
	$	$
ASSETS
Current Assets:
Cash	4,382	104
Prepaid Expenses	5,000	20,000
Total Current Assets	9,382	20,104

Long Term Assets:
Intangible Assets – Note 5	28,600,000	28,600,000

TOTAL ASSETS	28,609,382	28,620,104

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	212,660	42,780

Total Liabilities	212,660	42,780

STOCKHOLDERS' EQUITY
Capital Stock - Note 7
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
19,858,939 shares of common stock
(19,740,302 shares at December 31, 2018)	19,859	19,740
Donated Capital	41,422	41,422
Additional Paid-in Capital	58,579,585	58,454,704
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit	(30,228,144)	(29,922,542)
Total Equity	28,396,722	28,577,324

TOTAL LIABILITIES AND EQUITY	28,609,382	28,620,104

Note 1 – Going concern assumption

MARIZYME, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	$	$	$	$
Total Revenue	-	17,107	-	22,660
Total Cost of Goods Sold	-	19,548	-	19,548
Gross Profit	-	(2,441)	-	3,112

Expenses:
Audit and Accounting fees	1,125	19,500	3,425	19,500
Consulting fees	139,261	8,390	173,953	37,498
Director and Officer insurance	5,000	20,460	20,000	30,460
Filing charges	1,057	1,142	2,280	1,842
General, office and miscellaneous	-	699	330	1,624
Investor Relations	15,242	-	15,242	-
Legal and Professional fees	49,840	13,549	63,474	23,549
Registrations and dues	9,000	-	9,000	-
Travel and entertainment	16,837	2,555	17,898	2,554
Total Expenses	237,362	66,295	305,602	117,027

Net Operating Loss	(237,362)	(68,736)	(305,602)	(113,915)

Other Income	-	2,792	-	-

Net Loss and comprehensive loss
for the period	(237,362)	(65,944)	(305,602)	(113,915)

Net Loss per share, basic and diluted	(0.01)	(0.06)	(0.02)	(0.10)

Weighted average of number of shares
of common stock outstanding,	19,763,769	1,101,074	19,746,153	1,101,074
basic and diluted

MARIZYME, INC.

INTERIM STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2019 and June 30, 2018

(Unaudited)

	Common Stock		Additional
			Paid in	Donated	Treasury	Accumulated
	Shares	Amount	Capital	Capital	Stock	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2017	1,101,074	1,101	29,793,728	41,422	(16,000)	(27,653,439)	2,166,812

Net loss and comprehensive loss, period ended June 30, 2018	-	-	-	-	-	(113,915)	(113,915)

Balance, June 30, 2018	1,101,074	1,101	29,793,728	41,422	(16,000)	(27,767,354)	2,052,897

Balance, December 31, 2018	19,740,302	19,740	58,454,704	41,422	(16,000)	(29,922,542)	28,577,324

Issuance of Shares	118,637	119	124,881	-	-	-	125,000

Net loss and comprehensive loss period ended June 30, 2019	-	-	-	-	-	(305,602)	(305,602)

Balance, June 30, 2019	19,858,939	19,859	58,579,585	41,422	(16,000)	(30,228,144)	28,396,722

MARIZYME, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and June 30, 2018

(Unaudited)

	30-Jun	30-Jun
	2019	2018
	$	$
Cash Flow from Operating Activities:
Net loss for the period	(305,602)	(113,915)
Changes in assets and liabilities:
Prepaid Expenses	15,000	(23,333)
Accounts Receivable	-	(6,983)
Accounts Payable and Accrued Liabilities	169,880	(858)
Assets/Liabilities Held for Resale	-	99,277
Net Cash used by Operating Activities	(120,722)	(45,812)

Net cash Provided by Financing Activities:
Capital Paid-In	125,000	-

Net cash increase (decrease) for period	4,278	(45,812)
Cash - Beginning of the period	104	51,608

Cash - End of period	4,382	5,796

Supplementary Information:

Interest Paid:	-	-
Taxes Paid:	-	-

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2019

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

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2019, the Company had not yet achieved profitable operations and had accumulated losses of $30,128,144 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. We have several technologies in the commercialization phase and in development. We are seeking acquisitions of biotechnology assets in support of this direction. There can be no assurances that management will be successful in executing this strategy.

Note 2INTERIM REPORTING

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2018 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

Note 3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in the accounting policies that effect these interim financial statements from the accounting policies disclosed in the notes to the audited annual financial statements for the year ended December 31, 2018.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2019

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

Note 7CAPITAL STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. On July 27, 2018 we completed a 1:29 reverse split of our common stock resulting in a total of 1,101,074 shares of Common stock outstanding. As of June 30, 2019, there were 19,858,939 shares of common stock outstanding.

On May 14 ,2018, 1,000 shares of preferred stock were issued to the CEO for services valued at $1. The preferred stock had voting rights of 80% at shareholder meetings.

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

On June 12, 2019, the Company sold $125,000 of its common stock to three investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act. In this private placement, the Company sold 118,637 shares priced at $1.10 per share and included a three-year warrant to purchase one additional share for each share purchased in the private placement at an exercise price of $3.00 per share. If the price of the Company’s common stock reaches $4.00 for 20 consecutive days, the company has the right to buy back the warrant for $0.01 per share if the investor elects not to exercise the warrant to acquire the additional shares.

Options and warrants.

165,000 Options to purchase Common Stock at a strike price of $1.50 were outstanding as of June 30, 2019.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 8COMMITMENTS

On September 14, 2018, the Company signed a 3-year employment agreement with its CEO, Mr. Handley, with a base salary of $490,000 and bonuses of up to 55% of his base salary at the sole discretion of the Board of Directors. However, he resigned on March 28, 2019 and the agreement is no longer in force.

Note 9SUBSEQUENT EVENTS

None

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

The Company sold $125,000 of its common stock to three investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act. In this private placement, the Company sold 118,637 shares priced at $1.10 per share and included a three-year warrant to purchase one additional share for each share purchased in the private placement at an exercise price of $3.00 per share. If the price of the Company’s common stock reaches $4.00 for 20 consecutive days, the company has the right to buy back the warrant for $0.01 per share if the investor elects not to exercise the warrant to acquire the additional shares.

FINANCIAL OPERATIONS OVERVIEW

As of June 30, 2019, our accumulated deficit is approximately $30.23 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2019 and 2018

Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018

Revenues

The Company generated revenue from Services and Other Revenue. Total revenue decreased to $-0- for the three months ended June 30, 2019 from $17,107 for the three months ended June 30, 2018. The decrease resulted from diminished sales in services revenues.

Cost of Goods Sold

For the three months ended June 30, 2019, our Cost of Goods Sold were $-0- from $19,548 for the three months ended June 30, 2018. Cost of Goods Sold consists of Cost for Services.

The Company achieved a gross profit of $-0- for the three months ended June 30, 2019, from the gross loss for three months ended June 30, 2018 of $(2,441).

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the three months ended June 30, 2019, the Company’s Operating Expense increased to $237,362 from $66,295 for the three months ended June 30, 2018. The increase was primarily due to increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

For the three months ended June 30, 2019 the Company had Net Other Income (Expense) of $-0- compared to Net Other Income of $2,792 for the three months ended June 30, 2018

Six Months ended June 30, 2019 compared to the Six Months ended June 30, 2018

Revenues

The Company generated revenue from Services and Other Revenue. Total revenue decreased to $-0- for the six months ended June 30, 2019 from $22,660 for the six months ended June 30, 2018. The decrease resulted from diminished sales in services revenues.

Cost of Goods Sold

For the six months ended June 30, 2019, our Cost of Goods Sold were $-0- from $19,548 for the six months ended June 30, 2018. Cost of Goods Sold consists of Cost for Services.

The Company achieved a gross profit of $-0- for the six months ended June 30, 2019, from the gross profit for six months ended June 30, 2018 of $3,112.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the six months ended June 30, 2019, the Company’s Operating Expense increased to $305,603 from $117,027 for the six months ended June 30, 2018.  The increase was primarily due to increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

For the six months ended June 30, 2019 the Company had Net Other Income (Expense) of $-0- compared to Net Other Expenses of $-0- for the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, we had $4,382 in cash, compared to $104 at December 31, 2018. At June 30, 2019, our accumulated stockholders’ deficit was $30,228,144 compared to $29,922,542 at December 31, 2018. There is substantial doubt as to our ability to continue as a going concern.

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

During the entire fiscal year 2018 and for the first half of 2019 the Company sought other strategic assets in the biotechnology space. The Company will look to utilize internal and external sources for financing future projects. These sources may provide the necessary funds to support the working capital needs of the Company. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone any planned or proposed acquisitions until the available financing for such projects will be sufficient. Management believes, in accordance with the above-mentioned statement, the Company will need to raise money to support its standard operations for the current fiscal period.

We sold $125,000 of our common stock to three investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act. In this private placement, we sold 118,637 shares priced at $1.10 per share and we included a three-year warrant to purchase one additional share for each share purchased in the private placement at an exercise price of $3.00 per share. If the price of our common stock reaches $4.00 for 20 consecutive days, we have the right to buy back the warrant for $0.01 per share if the investor elects not to exercise the warrant to acquire the additional shares.

Operating and Capital Expenditure Requirements

We believe our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through one or more future offerings. The discussion below is based on the assumption that we will be able to raise significant capital in the third and fourth quarters of 2019. We will need to raise $1.5 million to fund operations for the next 12 months, including up to $100,000 for governance and administrative purposes (assuming we hire a new Chief Executive Officer). After the next 12-month period, we most likely will need to raise additional financing. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. - CONTROLS AND PROCEDURES

Our Executive Chairman and acting principal executive and financial officer, James Sapirstein, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of June 30, 2019, our acting principal executive and financial officer identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our acting principal executive and financial officer, James Sapirstein, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended June 30, 2019.

PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

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

ITEM 1A. - RISK FACTORS.

For information regarding risk factors, please refer to our Form 10-K filed with the SEC on March 6, 2019, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended June 30, 2019, we did not repurchase any of our common stock.

On June 12, 2019, we sold $125,000 of our common stock to three investors in a private placement exempt from the registration requirements of the Securities Act, pursuant to Regulation D under the Securities Act. In this private placement, we sold 118,637 shares priced at $1.10 per share and included a three-year warrant to purchase one additional share for each share purchased in the private placement at an exercise price of $3.00 per share. If the price of our common stock reaches $4.00 for 20 consecutive days, we have the right to buy back the warrant for $0.01 per share if the investor elects not to exercise the warrant to acquire the additional shares.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. - OTHER INFORMATION.

None.

ITEM 6. - EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (Filed as an exhibit to Form 10-K filed July 16, 2012)
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (Filed as an exhibit to Form 10-K/A filed July 15, 2011)
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)
31.1, 31.2	Certification of Acting Principal Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
4.1	Form of Common Stock Purchase Warrant for 2019 Common Stock and Warrant Private Placement
10.1	Form of Subscription Agreement for 2019 Common Stock and Warrant Private Placement
32.1, 32.2	Certifications of Acting Principal Executive Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: July 3, 2019
	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
Executive Chairman (Acting Principal Financial and Accounting Officer)