Form 10-Q
period 2019-09-30
MARIZYME INC
filed 2019-11-13
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2019

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

(732) 723-7395
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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[X]	Emerging growth company

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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 19,858,939 as of November 13, 2019.

Table of Contents

MARIZYME, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION		Page
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2019 (unaudited) and the Three and Nine Months Ended September 30, 2018 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2019 (unaudited) and the Nine Months Ended September 30, 2018 (unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 (unaudited) and the Nine Months Ended September 30, 2018 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II—OTHER INFORMATION
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Mine Safety Disclosures	16
Item 5	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

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

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

INTERIM BALANCE SHEETS

As at September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018

	$	$
ASSETS
Current Assets:
Cash	-	104
Prepaid Expenses	5,000	20,000
Total Current Assets	5,000	20,104

Long Term Assets:
Intangible Assets – Note 5	28,600,000	28,600,000

TOTAL ASSETS	28,605,000	28,620,104

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	72,583	42,780

Total Liabilities	72,583	42,780

STOCKHOLDERS' EQUITY
Capital Stock - Note 7
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
19,858,939 shares of common stock
(19,740,302 shares at December 31, 2018)	19,859	19,740
Donated Capital	41,422	41,422
Additional Paid-in Capital	59,224,218	58,454,704
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit	(30,737,082)	(29,922,542)
Total Equity	28,532,417	28,577,324

TOTAL LIABILITIES AND EQUITY	28,605,000	28,620,104

Note 1 – Going concern assumption

MARIZYME, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	$	$	$	$
Total Revenue	-	542	-	23,187
Total Cost of Goods Sold	-	542	-	20,075
Gross Profit	-	-	-	3,112

Expenses:
Audit and Accounting fees	1,000	5,500	4,425	25,000
Consulting fees	(48,810)	40,871	131,645	78,369
Director and Officer insurance	-	6,691	20,000	37,151
Filing charges	937	4,801	3,217	6,643
General, office and miscellaneous	336	1,968	667	3,592
Investor Relations	-	-	15,242	-
Legal and Professional fees	466	10,775	57,813	34,324
Registrations and dues	-	-	9,000	-
Stock-based compensation (Note 7)	554,633	-	554,633	-
Travel and entertainment	-	16	17,898	2,572
Total Expenses	508,562	70,622	814,540	187,651

Net Operating Income (Loss)	(508,562)	(70,622)	(814,540)	(184,539)

Other Expense	-	2,195	-	2,195

Net Income (Loss) and comprehensive loss
for the period	(508,562)	(72,817)	(814,540)	(186,734)

Net Income (Loss) per share, basic and diluted	(0.03)	(0.07)	(0.04)	(0.17)

Weighted average of number of shares
of common stock outstanding,	19,858,939	1,101,074	19,746,153	1,101,074
basic and diluted

MARIZYME, INC.

INTERIM STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2019 and September 30, 2018

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Donated	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Equity
	#	$	#	$	$	$	$	$	$
Balance, December 31, 2017	1,101,074	1,101			29,793,728	41,422	(16,000)	(27,653,439)	2,166,812
Preferred shares issued	-	-	1,000	1	-	-	-	-	1
Stock dividend	-	-	-	-	-	-	-	(2,202,358)	(2,020,358)
Common stock exchanged for	1,500,000	1,500	(1,000)	(1)	(1,499)	-	-	-	-
preference shares
Shares issued for purchase of	16,980,000	16,980	-	-	28,583,020	-	-	-	28,600,000
Krillase Enzyme Intangible asset
Net loss and comprehensive loss, period ended September 30, 2018
	-	-	-	-	-	-	-	(186,734)	(186,734)

Balance, September 30, 2018	19,581,074	19,581	-	-	58,375,249	41,422	(16,000)	(29,860,531)	28,559,721

Balance, December 31, 2018	19,740,302	19,740	-	-	58,454,704	41,422	(16,000)	(29,922,542)	28,577,324
Issuance of Shares	118,637	119	-	-	124,881	-	-	-	125,000
Forgiveness of debt for services	-	-	-	-	90,000	-	-	-	90,000
Net loss and comprehensive loss, period ended September 30, 2019
	-	-	-	-	554,633	-	-	(814,540)	(259,907)

Balance, September 30, 2019	19,858,939	19,859	-	-	59,224,218	41,422	(16,000)	(30,737,082)	28,442,417

MARIZYME, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and September 30, 2018

(Unaudited)

	September 30,
	2019	2018
	$	$
Cash Flow from Operating Activities:
Net Loss for the period	(814,540)	(186,734)
No- cash items
Debt forgiven and included in operations	(81,500)	-
Stock-based compensation	554,633	-
Interest Expense	-	2,195
Changes in assets and liabilities:
Prepaid Expenses	15,000	(8,333)
Accounts Payable and Accrued Liabilities	201,303	(21,220)
Assets/Liabilities Held for Resale	-	92,399
Net Cash used by Operating Activities	(125,104)	(121,693)

Net cash provided by Financing Activities
Proceeds from Notes Payable	-	75,000
Shares issued for cash	125,000	-
Net Cash provided by Financing Activities	125,000	75,000

Net cash decrease in cash for period	(104)	(46,693)

Cash - Beginning of the period	104	51,608

Cash - End of period	-	4,915

Supplementary Information:

Interest Paid:	-	2,195
Taxes Paid:	-	-
Debt forgiven from related party and
Included as capital	90,000	-

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The Company’s common stock was historically quoted on the OTC Markets’ OTCQB tier under the ticker symbol “MRZM.” However, because the Company failed to file its 2014 Annual Report with the Securities and Exchange Commission (the “SEC”), the Company’s common stock from that time was quoted on the OTC Pink tier. The Company Filed a Form 10 with the SEC on September 12, 2018 and is now current with its SEC periodic filings. The Company’s stock quote has been returned to the OTCQB tier of OTC Markets.

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2019, the Company had not yet achieved profitable operations and had accumulated losses of $30,737,082 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. We have several technologies in the commercialization phase and in development. We are seeking acquisitions of biotechnology assets in support of this direction. There can be no assurances that management will be successful in executing this strategy.

Note 2INTERIM REPORTING

While the information presented in the accompanying interim nine-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2018 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

Note 3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in the accounting policies that effect these interim financial statements from the accounting policies disclosed in the notes to the audited annual financial statements for the year ended December 31, 2018.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Note 7CAPITAL STOCK

The Company has authorized capital of 75,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. On July 27, 2018 we completed a 1:29 reverse split of our common stock resulting in a total of 1,101,074 shares of Common stock outstanding. As of September 30, 2019, there were 19,858,939 shares of common stock outstanding.

On May 14, 2018, 1,000 shares of preferred stock were issued to the CEO for services valued at $1. The preferred stock had voting rights of 80% at shareholder meetings.

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

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 7CAPITAL STOCK (continued)

Options and warrants.

165,000 Options to purchase Common Stock at a strike price of $1.50 were outstanding as of December 31, 2018.

On July 13, 2019 the Company issued an Option for 500,000 shares of common stock to Mr. Frank Maresca as part of a consulting agreement. The options vest at a rate of 20,000 shares per month. The Option has a strike price of $1.01, the fair market value of the shares at the time of issuance.

On July 13, 2019, the Company issued an Option for 1,100,000 shares of common stock to Mr. James Sapirstein. The options vest at a rate of 100,000 shares initially and then 40,000 shares per month. Mr. Sapirstein agreed to forgo all future cash Board payments. The Option has a strike price of $1.01, the fair market value of the shares at the time of issuance.

On July 13, 2019, the Company issued an Option for 250,000 shares of common stock to Mr. Terry Brostowin. The options vest at a rate of 10,000 shares per month. The Option has a strike price of $1.01, the fair market value of the shares at the time of issuance.

On July 13, 2019, the Company issued an Option for 600,000 shares of common stock to Mr. Nicholas DeVito. The options vest at a rate of 100,000 shares initially and then 20,000 shares per month. Mr. DeVito forgave $90,000 in past due consulting fees and agreed to forgo all future consulting payments. The Option has a strike price of $1.01, the fair market value of the shares at the time of issuance.

During the nine-months ended September 30, 2019 the Company recorded stock-based compensation of $554,633 (year ended December 31, 2018 - $nil). A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding December 31, 2018	165,000	$1.50	9.20 years	$ -
Options Granted	2,450,000	$1.01	9.80 years	$ -
Option outstanding September 30, 2019	2,615,000	$1.04	9.75 years	$ -

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended September 30, 2019	Year Ended December 31, 2018
Expected dividend yield	0%	0%
Expected volatility – weighted average	263.89%	0%
Expected life in years	10	-
Risk-free interest rate	1.83%	-%

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 8COMMITMENTS

On September 14, 2018, the Company signed a 3-year employment agreement with its CEO, Mr. Handley, with a base salary of $490,000 and bonuses of up to 55% of his base salary at the sole discretion of the Board of Directors. However, he resigned on March 28, 2019 and the agreement is no longer in force.

Note 9SUBSEQUENT EVENTS

On November 7, 2019, we signed a definitive License and Distribution Agreement with Somahlutions that gives Marizyme license to manufacture, distribute and sell the Sonahlution’s Duragraft product in Mexico, South America and in European countries upon expiration of the current distributors’ agreements.

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

The Company’s Common Stock is currently quoted on the OTC Markets’ OTCQB tier under the symbol “MRZM.” We may also examine our options with respect to the listing of our Common Stock on the Nasdaq Stock market or the NYSE.

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

Recent Events

On July 13, 2019, the Company appointed Mr. Nicholas DeVito Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. DeVito does not have an employment agreement with the Company although one may be provided if the positions become permanent.

FINANCIAL OPERATIONS OVERVIEW

As of September 30, 2019, our accumulated deficit is approximately $30.24 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2019 and 2018

Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

Revenues

The Company generated revenue from Services and Other Revenue. Total revenue decreased to $-0- for the three months ended September 30, 2019 from $542 for the three months ended September 30, 2018. The decrease resulted from diminished sales in services revenues.

Cost of Goods Sold

For the three months ended September 30, 2019, our Cost of Goods Sold were $-0- from $542 for the three months ended September 30, 2018. Cost of Goods Sold consists of Cost for Services.

The Company achieved a gross profit of $-0- for the three months ended September 30, 2019, and for three months ended September 30, 2018.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the three months ended September 30, 2019, the Company’s Operating Expense increased to $508,562 from $70,622 for the three months ended September 30, 2018. The increase was primarily due to stock based compensation recognized of $554,633. The operations expenses include administrative expenses.

Net Other Income (Expense)

For the three months ended September 30, 2019 the Company had Net Other Income (Expense) of $-0- compared to Net Other Expense of $2,195 for the three months ended September 30, 2018

Nine Months ended September 30, 2019 compared to the Nine Months ended September 30, 2018

Revenues

The Company generated revenue from Services and Other Revenue. Total revenue decreased to $-0- for the nine months ended September 30, 2019 from $23,187 for the nine months ended September 30, 2018. The decrease resulted from diminished sales in services revenues.

Cost of Goods Sold

For the nine months ended September 30, 2019, our Cost of Goods Sold were $-0- from $20,075 for the nine months ended September 30, 2018. Cost of Goods Sold consists of Cost for Services.

The Company achieved a gross profit of $-0- for the nine months ended September 30, 2019, from the gross profit for nine months ended September 30, 2018 of $3,112.

Operating Expenses

Operating Expenses includes Selling, General and Administrative Expenses.

For the nine months ended September 30, 2019, the Company’s Operating Expense increased to $814,450 from $187,651 for the nine months ended September 30, 2018.  The increase was primarily due to increased consulting and travel, legal, and investor expenses, as well as the non-cash expense of stock based compensation. The operations expenses include administrative expenses.

Net Other Income (Expense)

For the nine months ended September 30, 2019 the Company had Net Other Income (Expense) of $-0- compared to Net Other Expenses of $2,195 for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, we had $-0- in cash, compared to $104 at December 31, 2018. At September 30, 2019, our accumulated stockholders’ deficit was $30,182,449 compared to $29,922,542 at December 31, 2018. There is substantial doubt as to our ability to continue as a going concern.

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

Operating and Capital Expenditure Requirements

We believe our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through one or more future offerings. The discussion below is based on the assumption that we will be able to raise significant capital in the fourth quarter of 2019 and first quarter of 2020. We will need to raise $1.5 million to fund operations for the next 12 months, including up to $100,000 for governance and administrative purposes (assuming we hire a new Chief Executive Officer). After the next 12-month period, we most likely will need to raise additional financing. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Executive Chairman and acting principal executive and financial officer, James Sapirstein, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of September 30, 2019, our acting principal executive and financial officer identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our acting principal executive and financial officer, James Sapirstein, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended September 30, 2019.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended September 30, 2019, we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

On November 7, 2019, we signed a definitive License and Distribution Agreement with Somahlutions that gives Marizyme license to manufacture, distribute and sell the Sonahlution’s Duragraft product in Mexico, South America and in European countries upon expiration of the current distributors’ agreements.

Somahlutions is engaged in developing products to prevent ischemic injury to organs and tissues and its products include DuraGraft, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and all other assets and intellectual property.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (Filed as an exhibit to Form 10-K filed July 16, 2012)
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (Filed as an exhibit to Form 10-K/A filed July 15, 2011)
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)
4.1	Form of Common Stock Purchase Warrant for 2019 Common Stock and Warrant Private Placement (Filed as an exhibit to Form 10-Q filed July 3, 2019)
4.2	Form of Incentive Stock Option Agreement (Filed herewith)
10.1	Form of Subscription Agreement for 2019 Common Stock and Warrant Private Placement (Filed as an exhibit to Form 10-Q filed July 3, 2019)
10.2	Distribution Agreement dated November 7, 2019 by and between the Registrant and Somahlutions, LLC (Filed herewith)
31.1, 31.2	Certification of Interim Principal Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1, 32.2	Certifications of Interim Principal Executive and Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: November 13, 2019
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Interim Chief Executive Officer (Interim Principal Executive and Financial and Accounting Officer)