Form 10-K
period 2019-12-31
MARIZYME INC
filed 2020-04-15
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53223

MARIZYME INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Ambersweet Way, #401

Davenport, FL 33897

(Address of principal executive offices)

(732) 723-7395

Issuer’s telephone number

With a copy to:

Louis A. Bevilacqua, Esq.

Bevilacqua, PLLC

1050 Connecticut Ave, NW, Suite 500

Washington, DC 20036

T: (202) 869-0888

F: (202) 203-8665

lou@bevilacquapllc.com

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Yes [X] No[   ]

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

At June 30, 2019 aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $20,057,528, based on $1.01 (the closing sales price of the Company’s Common Stock on June 30, 2019).

As of April 15, 2020, there were 20,163,939 shares of Common Stock issued and outstanding.

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

PART I

Item 1. Business

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated, conducted its primary business through its majority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company.

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

Beginning after the X-Assets share distribution, Marizyme refocused on the life sciences and began to seek technologies to acquire.

On September 12, 2018 we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 Million shares of Common Stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis.

The Company’s common stock, $0.001 par value per share (the “Common Stock”) is currently quoted on the OTC Markets under the ticker symbol “MRZM.”

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

Marizyme no longer provides software products or services.

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

On November 7, 2019, the Company signed a definitive License and Distribution Agreement with Somahlutions that gives Marizyme license to manufacture, distribute and sell the Sonahlution’s Duragraft product in Mexico, South America and in European countries upon expiration of the current distributors’ agreements.

On December 15, 2019, Marizyme, Inc. entered into an asset purchase agreement with Somahlution, LLC, Somahlution, Inc. and Somaceutica, LLC, companies duly organized under the laws of Florida (collectively, “Somah”). Somah is engaged in developing products to prevent ischemic injury to organs and tissues and its products (the “Somah Products”) include DuraGraft, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. Pursuant to the terms of the Agreement, the Company has agreed to purchase (the “Acquisition”) all of the assets of Somah, including all of the intellectual property relating to the Somah Products. Under the Agreement, the Company will not acquire any of the liabilities of Somah. As consideration for this acquisition, the Company has agreed to issue to Somah’s equity owners (the “Somah Designees”) 10 million restricted shares of Company common stock and five-year warrants to purchase an additional three million restricted shares of Marizyme common stock with an exercise price of $5.00 per share. The Company has also agreed to pay the Somah Designees royalties and issue additional warrants to them based on future sales, or FDA approval, of certain Somah Products. The Somah Designees will receive a liquidation preference on payouts relating to future Company sales of Somah related assets. Somah will also be entitled to appoint two members to the Company’s board of directors. As a condition to the closing of the Acquisition, in addition to satisfactory due diligence by each party to the Agreement, the Company will be required to raise at least $10 million in funding to be used as working capital to develop the Somah Products post-closing.

The Agreement may be terminated at any time prior to the closing by mutual consent of the Company and Somah or, after March 28, 2020, by either party if the Company has not raised the agreed upon $10 million in funding by that date or other conditions to closing have not been met. There can be no assurances that the Company will be able to raise this funding or that the Acquisition will close.

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

On March 28, 2019, Mr. Michael Handley resigned from his position as CEO and also resigned from the Board of Directors.

On July 13, 2019, Mr. Nicholas DeVito returned as Interim Chief Executive Offices and Interim Chief Financial Officer.

On February 17, 2020, we entered into an employment agreement with Ralph Makar pursuant to which Mr. Makar agreed to become the Company’s President and Chief Executive Officer effective on or about April 1, 2020, subject to the Company’s obtaining director and officer liability insurance. Upon Mr. Makar’s taking office as our Chief Executive officer, Mr. DeVito will resign from his position as our Interim Chief Executive Officer.

The current Board is comprised of Mr. Sapirstein and Mr. Brostowin.

Subsidiaries

The Company has no subsidiaries.

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

Employees

As of April 15, 2020, the Company has one executive officer, Nicholas P. DeVito (Interim Chief Executive Officer and Interim Chief Financial Officer). On February 17, 2020, we entered into an employment agreement with Ralph Makar pursuant to which Mr. Makar agreed to become the Company’s President and Chief Executive Officer effective on or about April 1, 2020, subject to the Company’s obtaining director and officer liability insurance. Upon Mr. Makar’s taking office as our Chief Executive officer, Mr. DeVito will resign from his position as our Interim Chief Executive Officer.

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

Executive Offices

Our principal executive office is located at 109 Ambersweet Way, #401 Davenport, Florida 33897 and our telephone number is (732) 723-7395.

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

As of December 31, 2019, we had an accumulated deficit of $30.2 million. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

Stockholders may have difficulty reselling their shares of common stock if we fail to stay listed on the OTCQB.

The Company’s common stock was historically quoted on the OTCQB, the middle tier of the OTC Marketplace, under the ticker symbol “GBSX.” Companies trading on the OTCQB generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. However, due to the fact the Company failed to file this Annual Report with the U.S. Securities and Exchange Commission by the April 15, 2014 extended deadline, the Company’s common stock was moved from the OTCQB to the OTC Pink tier, the bottom tier of the OTC Markets. Now that our registration statement on Form 10 is effective and we have returned to reporting compliance under the Exchange Act, our common stock quotation has been restored to the OTCQB. If we fail to remain current in our annual and quarterly periodic reports with the SEC, our common stock quotation will be returned to the OTC Pink tier. Trading in stock quoted on the OTC Pink tier is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with an issuer’s operations or business prospects. Such volatility of trading of our common stock could depress the market price of our common stock for reasons unrelated to operating performance and result in investors having difficulty reselling any shares of our common stock.

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

None.

Item 2. Properties

The Company does not own or rent any properties. Our principal executive office is located at 109 Ambersweet Way, #401 Davenport, Florida 33897 and our telephone number is (732) 723-7395.

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

Description of Common Stock

We are authorized to issue 75,000,000 shares, par value $0.001 per share, of Common Stock, of which 20,163,939 shares were issued and outstanding as of April 15, 2020. Holders of Common Stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of Common Stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of Common Stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of Common Stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the Common Stock. Stockholders have no pre-emptive rights to acquire additional shares of Common Stock. The Common Stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of Common Stock, when issued, will be fully paid and non-assessable.

Holders of Common Stock are entitled to receive dividends as the Board of Directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on Common Stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of Common Stock now outstanding are duly authorized, fully paid and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” shares of Preferred Stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval. As of April 15, 2020, there are no shares of Preferred Stock issued or outstanding.

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

Transfer Agent

Action Stock Transfer Corporation

2469 E. Fort Union Blvd., Suite 214

Salt Lake City, UT 84121

Telephone: (801) 274-1088

Fax: (801) 274-1099

Email: action@actionstocktransfer.com

Website: www.actionstocktransfer.com

Holders

As of April 15, 2020, we had 163 record holders of our Common Stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

The Company’s Common Stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM.” We may also examine our options with respect to the listing of our Common Stock on the Nasdaq Stock market or the NYSE.

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

Marizyme is now focused on the life sciences business and no longer intends to operate a software products and services business. Marizyme’s intentions for developing its new biotechnology focused products are discussed in detail in its Plan of Operation set forth below.

Change in Financial Condition

Results of Operations

Fiscal Year Ended December 31, 2019 compared to Fiscal Year Ended December 31, 2018

Revenues

For the fiscal year ended December 31, 2019, total revenue decreased to $-0- from $20,187 at December 31, 2018. The Company generated revenue from professional services rendered.

Cost of Goods Sold

For the fiscal year ended December 31, 2019, the Company’s Cost of Goods Sold decreased to $-0- from $20,074 at December 31, 2018. Cost of Goods Sold consists of Cost for Services, Cost for Third-Party Products and Cost for Software Licenses.

Operating Expenses

For the fiscal year ended December 31, 2019, the Company’s Operating Expense increased to $947,075 from $120,387 for the fiscal year ended December 31, 2018. The Company’s operating expenses for these periods consist of administrative expenses relating to legal, accounting, insurance and consulting services provided to the Company. These increases were primarily the result of rising administrative costs for professional services related to our required public company filings.

General Expenses

For the fiscal year ended December 31, 2019, general expenses decreased to $110,964 from $126,855 for the fiscal year ended December 31, 2018. General expenses consisted of office supplies, registration fees and travel.

Net Other Income (Expense)

For the fiscal year ended December 31, 2019, the Company experienced Net Other Expense of $-0- compared to Net Other Expense of $1,614 for the fiscal year ended December 31, 2018.

Liquidity & Capital Resources

At December 31, 2019, we had $90 in cash, compared to $104 at December 31, 2018. At December 31, 2019, our accumulated stockholders’ deficit was $30,190,519 compared to $29,922,542 at December 31, 2018. There is substantial doubt as to our ability to continue as a going concern.

The Company's cash flow depended on the timely and successful market entry of its strategic offerings. Future cash flows are expected to be very small as the company continues its strategic focus on life sciences and biotechnology.

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

During the entire fiscal years 2018 and 2019 the Company sought other strategic assets in the biotechnology space. The Company expects to access internal and external sources for financing future projects. These sources may provide the necessary funds to support the working capital needs of the Company. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event the Company is not able to generate sufficient additional funds, management will postpone or discontinue some or all of its product development operations until sufficient financing becomes available. Management believes, in accordance with the above-mentioned statement, the Company will need to raise money to support its planned operations for the current fiscal period.

Plan of Operations

We believe our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through multiple future offerings. The discussion below is based on the assumption that we will be able to raise significant capital in the first half of 2020. We will need to raise $10 million to fund operations for the next 12 months and complete the acquisition of assets from Somah, including $700,000 for governance and administrative purposes. After the next 12-month period, we most likely will need to raise additional financing. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all. The discussion below revises and updates our plan of operation set forth in our Form 10, Amendment No. 2, filed with the SEC on November 19, 2018.

We have generated minimal revenues to date and, although we expect to raise significant capital in the future, there can be no assurances that we will be successful in these endeavors. We believe that the actions presently being taken to further implement our business plan and generate revenues will provide the opportunity for us to develop into a successful business operation.

During the next four quarters or 12 months, we expect to engage in the following business development activities:

2020Q2	•Asset Acquisition – Complete the acquisition of the Somah assets.

•Capital Raise – $10 million target (2019Q2)

•Staffing/Hiring – Marizyme plans to hire a permanent CEO with life sciences background and a permanent CFO. To that end, on February 17, 2020, we entered into an employment agreement with Ralph Makar pursuant to which Mr. Makar agreed to become the Company’s President and Chief Executive Officer effective on or about April 1, 2020, subject to our obtaining director and officer liability insurance.

2020Q3	•Marketing Campaign Initiation – Marizyme will begin plans to distribute Somah products in Europe and South America.

•Regulatory – If the acquisition of the Somah assets closes, Marizyme intends to submit a Pre-IND to the FDA for the DuraGraft product. Because the closing of the Somah asset acquisition is contingent on our raising $10 million, there can be no assurances that we will be able to raise these funds, close the transaction or proceed with the planned FDA filings.

•Dental – Marizyme plans to finalize a formulation for a Krillase based dental application. If successful, we plan to seek a manufacturing and licensing partner for distribution in various regions around the world.

2020Q4

•Staffing/Hiring – Marizyme will need to hire or contract additional human resources to effectively achieve our operational plans including in the areas of clinical, manufacturing and testing.

•Wound Healing – We plan to leverage our relationships in Europe and South America to commercialize our Krillase wound healing application for manufacture and distribution in those regions.

2021Q1	•FDA Submission – Marizyme plans to file an Investigational Drug Application or IND for the Krillase based MB102 stroke indication.

The 12-month operational plan detailed above is based on the following additional assumptions:

•That we will be able to replicate and scale the manufacturing process for DuraGraft.

•Based on the previous European clinical trials, the FDA will allow us clinically to test DuraGraft in the U.S.

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

Additional Cash Requirements

We expect to incur additional administrative expenses during the next 12 months. We estimate that we will need the following amounts during the next 12 months to cover these administrative expenses:

Category	Estimated Amount
Salaries, Fees	$ 3,500,000
Legal	100,000
Accounting	100,000
OTC Listing Fees	50,000
Professional Fees	600,000
Clinical Trials	2,000,000
Marketing and Distribution	2,450,000
IP extensions and reserves	1,200,000

TOTAL	$10,000,000

This capital will be used to build out our corporate infrastructure, to provide for the payment of advisory and accounting services, legal, and anticipated up-listing fees for the NYSE Markets or Nasdaq Capital Market, if we choose to pursue one of those markets. However, there can be no assurance that we will qualify for uplisting to either exchange or that our application, if we submit one, will be approved. Additional capital may also be required to perform further testing and trials to bring our assets to market.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Nor applicable

Item 8. Financial Statements and Supplementary Data

Our audited financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-12 of this Annual Report on Form 10-K for the year ended December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation of our interim Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial and accounting officer), Nicholas P. DeVito, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act. Based on that evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2019. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241; Effective June 27, 2007).

Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2019:

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

Changes in Internal Control Over Financial Reporting (ICFR)

During the fourth quarter ended December 31, 2019, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

Name	Age	Position and Offices Held	Dates in Position or Office
Nicholas DeVito	57	Interim Chief Executive Officer and Interim Chief Accounting Officer	July 13, 2019, present
James Sapirstein	58	Executive Chairman	December 10, 2018, present
Terry Brostowin	60	Director	December 14, 2018, present

Business Experience:

Nicholas P. DeVito. Mr. DeVito our interim Chief Executive officer and interim Chief Financial officer, has 33 years of experience in finance, engineering and operations in a variety of industries including oil & gas, telecommunications, alternative energy, manufacturing and consumer products. Most recently he served as Sr. Director of Cloud Services at Synchronoss Technologies, Chief Operating Officer for Xtreme Oil & Gas (OTCBB:XTOG) successfully reorganizing the company and completing the filings to begin public trading. Mr. DeVito has served as VP of Business Development and as CEO of several subsidiaries in Tellium (NASDAQ:ZHNE), a highly successful telecommunications equipment manufacturer that sold optical switching products and completed an IPO. He consulted to several public and private companies acting to improve operations and grow sales. Finally, he spent 14 years at AT&T and Bell Laboratories. He has a BSEE and MSEE from Columbia University and an MBA in Management from New York University.

Key Attributes, Experience and Skills: Mr. DeVito brings his financial, operational and acquisition experience to the Board along with his leadership and investor relations skills. He has the ability to establish the vision and manage the execution of business plans, growth goals, creating value for shareholders, and achieving a successful exit.

James Sapirstein. James Sapirstein, our Executive Chairman, has served over thirty-five years in the pharmaceutical industry. He has been part of almost two dozen drug product launches and specifically either led or has been a key member of several HIV product launches into different new classes of therapeutics at the time.

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

Mr. Sapirstein started his career in smaller biotech companies when he later joined Gilead Sciences, Inc. (GILD) in order to lead the Global Marketing team in its launch of Viread (tenofovir). In 2002, he accepted the position of Executive Vice President, Metabolic and Endocrinology, for Serono Laboratories. Later, in 2006, he became the founding CEO of Tobira Therapeutics, then a private company. In 2012, Mr. Sapirstein became the CEO of Alliqua Biomedical at Alliqua, Inc. Thereafter, he served as CEO of Contravir Pharmaceuticals from March 2014 until October 2018. All of these are publicly listed companies. Mr. Sapirstein has raised over $120 Million dollars in venture capital and public capital markets financing in his various engagements as CEO. He was named as a Finalist for Ernst &Young Entrepreneur of the Year award in 2015 as well as in 2016. He is currently CEO of AzurRx BioPharma working in Cystic Fibrosis since October 2019.

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

Mr. Sapirstein received an MBA from Fairleigh Dickinson University in 1997, and a BS (Pharmacy) from Rutgers University in 1984.

Terry Brostowin. Mr. Brostowin, a Director, is an accomplished attorney admitted to the Federal Court in both the Eastern and Southern districts of New York. He has extensive expertise in contracts, and commercial litigation. Mr. Brostowin has advised the New York City Mayor’s office on judicial appointments and was a compliance specialist ensuring agencies followed court ordered activities and ensured the financial integrity of the Financial Systems Division accounting and budgetary systems. Mr. Brostowin has been affiliated with the law firm Brostowin & Associates, PC, since 2009. From 2002 to 2009, Mr. Brostowin was affiliated with the law firm Conway & Brostowin, LLC.

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

Code of Conduct

We have not adopted a Code of Conduct.

Changes in Officers and Directors

Mr. DeVito was appointed interim Chief Executive Officer and interim Chief Financial Officer on July 13, 2019.

On February 17, 2020, we entered into an employment agreement with Ralph Makar pursuant to which Mr. Makar agreed to become the Company’s President and Chief Executive Officer effective on or about April 1, 2020, subject to the Company’s obtaining director and officer liability insurance. Upon Mr. Makar’s taking office as our Chief Executive officer, Mr. DeVito will resign from his position as our Interim Chief Executive Officer.

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

Based solely on our review, our officers and directors and one of our 10% stockholders failed to file their Section 16(a) forms on a timely basis for 2019.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Salary and Fees ($)	Bonus ($)	Total ($)
Michael K. Handley --Chief Executive Officer	2019	-	-	-
	2018	-	-	-
Nicholas P. DeVito --Interim CEO and interim CFO (2)	2019	-	-	-
	2018	40,000	-	-

(1)Mr. Handley was appointed Chief Executive Officer on September 14, 2018 and resigned from that position on March 28, 2019.

(2)Mr. DeVito served as Chief Executive Officer from May 7, 2018 to September 14, 2018. He was then appointed the interim Chief Executive Officer and interim Chief Financial Officer on July 13, 2019 following the resignation of Michael Handley.

Outstanding Equity Awards at Fiscal Year-End

On December 6, 2018 we issued an option to purchase 125,000 shares of Common Stock at $1.50 per share vesting over 12 months to James Sapirstein.

On December 6, 2018, we also issued an option to purchase 140,000 shares of Common Stock at $1.50 per share vesting over 12 months to Terry Brostowin.

On July 13, 2019 we issued an option to purchase 600,000 shares of Common Stock at $1.01 per share vesting over 24 months to Nicholas DeVito.

On July 13, 2019 we issued an option to purchase 1,100,000 shares of Common Stock at $1.01 per share vesting over 24 months to James Sapirstein.

On July 13, 2019 we issued an option to purchase 250,000 shares of Common Stock at $1.01 per share vesting over 24 months to Terry Brostowin.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

No one has an executive compensation agreement as of December 31, 2019.

Compensation of Directors

Except as indicated below, no fees have been accrued and none have been paid to the Company’s directors who are not also “named executive officers.” Only non-executive directors are entitled to receive any compensation for services rendered by them as directors.

Director Agreements

General

Our directors may receive equity in the form of options at fair market value for their service to the Board. We do not intend to pay cash compensation to any other director besides Mr. Sapirstein (see below).

James Sapirstein

Mr. Sapirstein receives $75,000 in cash compensation per annum for service on the Board as compensation effective December 6, 2018. He also received options to purchase 125,000 shares of the Company’s Common Stock, at an exercise price equal to $1.50 per share, for service on the Board through the one-year anniversary of his December 6, 2018 start date. Mr. Sapirstein has waived his cash compensation fees indefinitely. All of these options are fully vested. On July 13, 2019 we issued an option to purchase 1,100,000 shares of Common Stock at $1.01 per share vesting over 24 months to James Sapirstein.

Terry Brostowin

Mr. Brostowin received options to purchase 140,000 shares of the Company’s Common Stock, at an exercise price equal to $1.50 per share, for service on the Board through the one year anniversary of his start date on December 6, 2018, of which 80,000 were fully vested as of the date of grant, and the remaining 60,000 vest monthly over the course of the 12-month period beginning on December 6, 2018. He is not receiving any cash compensation for his service to the Board. On July 13, 2019 we issued an option to purchase 250,000 shares of Common Stock at $1.01 per share vesting over 24 months to Terry Brostowin.

Term of Office

Each of our directors is elected to hold office for a one year term or until his successor is elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 10, 2020, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 20,163,939 shares of Common Stock of the Company issued and outstanding plus 1,085,000 vested options as of April 15, 2020. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

With respect to the 16.89 million shares of Common Stock issued to certain shareholders of ACB Holdings AB as a result of the asset acquisition that closed on September 12, 2018, any such shareholder who received 5% or more of our outstanding Common Stock in that asset acquisition has been included in the table below.

Name and Address of Beneficial Owner (1)	Common Stock
	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (2)
Officers and Directors
Nicholas DeVito -Interim Chief Executive Officer and CFO	1,220,000 (3)	6.0%
James Sapirstein (4) -Executive Chairman	665,000	3.2%
Terry Brostowin (5) -Director	250,000	1.2%

All Officers and Directors as a group (3 persons)	2,135,000	10.0%

5% Stockholders
Donna Maresca 1436 Mickelson Ct, Champions Gate, FL 33896, USA	1,965,000 (6)	9.6%
ESC Holding, LLC 1 Channel Drive # 1706, Monmouth Beach NJ 07750 (7)	2,555,640	12.7%
Marine Bio SpA Huérfanos 1160, Oficina 1101, Santiago, Chile (8)	2,416,548	12.0%
Inversiones DaVinci Limitada El Retiro 5101, Vitacura, Santiago, Chile (9)	1,461,961	7.3%
Rieux Enterprise Corp. E.A. Creque Building, Main Street, Road Town, Tortola, British Virgin Island (10)	1,072,560	5.3%

  * Less than 1%.

(1)Unless otherwise indicated, the address of the named beneficial owner is c/o Marizyme, Inc. 109 Ambersweet Way, #401 Davenport, FL 33897

(2)Based on 20,163,939 shares of Common Stock outstanding as of April 15, 2020.

(3) Consists of 900,000 shares of Common Stock and options vesting within 60 days to purchase 320,000 shares of Common Stock. Does not include options to purchase 280,000 shares of Common Stock which do not vest within 60 days.

(4) Consists of 5,000 shares of common stock and options vesting within 60 days to purchase 660,000 shares of Common Stock. Does not include options to purchase 565,000 shares of Common Stock which do not vest within 60 days.

(5)Consists of an options vesting within 60 days to purchase 250,000 shares of Common Stock. Does not include options to purchase 140,000 shares of Common Stock which do not vest within 60 days.

(6)Includes 55,000 shares of Common Stock owned directly, 1,700,000 shares of Common Stock owned by a trust over which Donna Maresca, the wife of Frank Maresca, has voting and dispositive control and options vesting within 60 days to purchase 210,000 shares of Common Stock. Does not include options to purchase 540,000 shares of Common Stock which do not vest within 60 days.

(7)Emmanuelle Schleipfer-Conley has voting and dispositive control over ESC Holding LLC.

(8)Max Rutman has voting and dispositive control over Marine Bio SpA.

(9)Ricardo Majluf has voting and dispositive control over Inversiones DaVinci Limitada.

(10)Neva Sherille Dasent has voting and dispositive control over Rieux Enterprise Corp.

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

Item 14. Principal Accounting Fees and Services

K. R. Margetson Ltd., Chartered Accountant (“K.R. Margetson”) is the Company’s independent public accountant who has audited the fiscal years ended December 31, 2019 and December 31, 2018. The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2019 and December 31, 2018 for professional services rendered by K.R. Margetson were as follows:

	2019	2018
Audit Fees and Audit Related Fees	$9,000	$9,000

Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$9,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.:	Description:	Filed an Exhibit to the following Company SEC Filing and Incorporated by Reference herein:
2.1	Agreement and Plan of Merger between GBS Enterprises Incorporated and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
3.1.1	Articles of Incorporation	Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010	Form 10-K filed July 16, 2012
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010	Form 10-K/A filed July 15, 2011
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018	Form 10 (File No. 000-53223) filed on September 12, 2018
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018	Form 10 (File No. 000-53223) filed on September 12, 2018
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018	Form 10 (File No. 000-53223) filed on September 12, 2018
3.2	Bylaws	Form SB-2 (File No: 333-146748) filed January 14, 2008
10.1	Asset Purchase Agreement, dated September 12, 2018 between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.2	Assignment Agreement of Patent Applications (Antarctic Krill), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.3	Assignment Agreement of Patent Applications (Enzymatic), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.4	Assignment Agreement of Patent Applications (Thrombosis), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.5	Patent Purchase and Assignment Agreement, dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc.	Form 10 (File No. 000-53223) filed on September 12, 2018
10.6	Director Agreement with James Sapirstein dated December 6, 2018	Form 10-K (File No. 000-53223) filed on March 3, 2019
10.7	Director Agreement with James Sapirstein dated December 6, 2018	Form 10-K (File No. 000-53223) filed on March 3, 2019
10.8	Distribution Agreement dated November 7, 2019 by and between the Registrant and Somahlutions, LLC	Form 10-Q (File No. 000-53223) filed on November 13, 2019
10.9	Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al	Form 8-K (File No. 000-53223) filed on December 19, 2019
10.10	Employment Agreement by and between the Registrant and Mr. Ralph Makar dated February 2, 2020	Form 8-K (File No. 000-53223) filed on February 25, 2020
21	List of Subsidiaries (None)	Form 10 (File No. 000-53223) filed on September 12, 2018
31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive, Financial and Accounting Officer	Filed herewith.
32.1/32.2	Section 1350 Certification of Principal Executive, Financial and Accounting Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.

By:	/s/ Nicholas P. DeVito
Nicholas P. DeVito
Interim Chief Executive Officer and Director
(Interim Principal Executive Officer) (Interim Principal Financial and Accounting Officer)

Date: April 15, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ James Sapirstein	Executive Chairman of the Board of Directors,	April 15, 2020
James Sapirstein

Signature:	Title:	Date:

/s/ Terry Brostowin	Director,	April 15, 2020
Terry Brostowin

Financial Pages Contents

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6 Canada	Fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marizyme, Inc.:

Opinion on the financial statements

I have audited the accompanying balance sheets of Marizyme, Inc. as of December 31, 2019 and 2018 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ K. R. MARGETSON LTD

Chartered Professional Accountant

I have served as the Company’s auditor since 2007

Vancouver, Canada

April 14, 2020

MARIZYME, INC.

BALANCE SHEETS

As of December 31, 2019 and 2018

	2019	2018
	$	$
ASSETS
Current Assets:
Cash	90	104
Prepaid Expenses	-	20,000
Total Current Assets	90	20,104

Long Term Assets:
Intangible Assets – Note 4	28,613,000	28,600,000

TOTAL ASSETS	28,613,090	28,620,104

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	270,218	42,780

Total Liabilities	270,218	42,780

STOCKHOLDERS' EQUITY
Capital Stock - Note 6
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
19,858,939 shares of common stock
(19,740,302 shares at December 31, 2018)	19,859	19,740
Donated Capital	41,422	41,422
Additional Paid-in Capital	59,278,172	58,454,704
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit	(30,980,581)	(29,922,542)
Total Stockholders’ Equity	28,342,872	28,577,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	28,613,090	28,620,104

Note 1 – Going concern assumption

MARIZYME, INC.

STATEMENT OF OPERATIONS

For the Years Ended December 21, 2019 and 2018

	December 31	December 31
	2019	2018
	$	$
Total Revenue	-	20,187
Total Cost of Goods Sold	-	20,074
Gross Profit	-	113

Expenses:
Operating Expenses	947,075	120,387
General and Administrative	110,964	126,855
Total Expenses	1,058,039	247,242

Net Operating Loss	(1,058,039)	(247,129)
Other Income	-	3,000
Other Expenses	-	(4,614)
Net Loss and Comprehensive Loss for the year	(1,058,039)	(248,743)

Net Loss per share, basic and diluted	(0.05)	(0.04)

Weighted average number of shares
of common stock outstanding,
basic and diluted	19,805,959	6,671,262

MARIZYME, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2019 and 2018

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Donated Capital	Treasury Stock	Accumulated Deficit	Equity
	#	$	#	$	$	$	$	$	$

Balance, December 31, 2017	1,101,074	1,101	-	-	29,793,728	41,422	(16,000)	(27,653,439)	2,166,812
Preferred shares issued	-	-	1,000	1	-	-	-	-	1
Stock dividend issued to X-Assets, Inc	-	-	-	-	-	-	-	(2,020,360)	(2,020,360)
Common stock exchange for preferred shares	1,500,000	1,500	(1,000)	(1)	2,319,930	-	-	-	2,321,429
Common stock issued for intangible assets	6,980,000	16,980	-	-	26,261,591	-	-	-	26,278,571
Common stock issued on conversion of note	159,228	159	-	-	79,455	-	-	-	79,614
Net loss and comprehensive loss for the year ended December 31, 2018	-	-	-	-	-	-	-	(248,743)	(248,743)

Balance, December 31, 2018	19,740,302	19,740	-	-	58,454,704	41,422	(16,000)	(29,922,542)	28,577,324
Common shares issued	118,637	119	-	-	124,881	-	-	-	125,000
Stock-based compensation	-	-	-	-	698,587	-	-	-	698,587
Net loss and comprehensive loss for the year ended December 31, 2019	-	-	-	-	-	-	-	(1,058,039)	(1,058,039)
Balance, December 31, 2019	19,858,939	19,859	-	-	59,278,172	41,422	(16,000)	(30,980,581)	28,342,872

MARIZYME, INC.

STATEMENT OF CASH FLOWS

For the Years ended December 31, 2019 and 2018

	2019	2018
	$	$
Cash Flow from Operating Activities:
Net Loss for the year	(1,058,039)	(248,743)
Adjustments to reconcile Net Loss to
to Net Cash used by operations:
Stock-based compensation	698,587	-
Debt for consulting fees forgiven	30,000	-
Interest eliminated on note conversion	-	4,614
Preferred stock issued for consulting expense	-	1
Changes in assets and liabilities:
Prepaid Expenses	20,000	6,668
Accounts Payable and Accrued Liabilities	197,438	18,557
Net Cash used by Operating Activities	(112,014)	(218,903)

Cash Flow from Investing Activities:
Patents	(13,000)	-
Re-organization	-	(1,386)
Net Cash used by Investing Activities	(13,000)	(1,386)

Cash Flow from Financing Activities:
Shares issued for cash	125,000	-
Preferred stock issued for consulting expense	-	75,000
Related party transactions	-	93,785
Net Cash provided by Financing Activities	125,000	168,785

Net cash decrease for year	(14)	(51,504)

Cash - Beginning of the year	104	51,608

Cash - End of year	90	104

Supplementary information

Interest	-	4,614
Taxes paid	-	-
Value of shares issued for patents rights and technology	-	28,600,000
Debt converted into shares	-	79,455

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company’s common stock, $0.001 par value per share (the “Common Stock”) is currently quoted on the OTC Markets under the ticker symbol “MRZM.”

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

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2018, the Company had not yet achieved profitable operations and had accumulated losses of $30,980,581 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. We have several technologies in the commercialization phase and in development. We are seeking acquisitions of biotechnology assets in support of this direction. There can be no assurances that management will be successful in executing this strategy.

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

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note 2 ACCOUNTING POLICIES (CONTINUED)

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

Financial Instruments

Financial instruments consist of cash, accounts payable and accrued liabilities. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date. Changes in fair value are recognized through profit and loss. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risk

We use the US dollar as our reporting currency, which is our functional currency. December 31, 2019, we held no funds in foreign currencies, nor had any receivables or payables in foreign currencies.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Intangible Assets

Intangible assets represent the cost of patents, either purchased or applied for. For patents that were purchased through the issuance of Common Stock, the Company follows ASC Topic 805-50, “Business Combinations, Related Issues”, wherein cost is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measured. The Company determined that the consideration given, the value of shares issued, was the more reliably measured.

The Company amortizes intangible assets with a limited useful life to the estimated residual book value in accordance with ASC Topic 350-30, “Intangibles - Other Than Goodwill. In addition, in special circumstances according to ASC 350-30, a recoverability test is performed and, if applicable, unscheduled amortization is considered.

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

Foreign Currency Balances and Transactions

The Company’s functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note 2 ACCOUNTING POLICIES (CONTINUED)

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

Stock-based compensation

The Company grants stock-based compensation to directors and officers as an element of compensation. The fair value of the awards is recognized over the vesting period as stock-based compensation expense and additional paid in capital. The fair value of stock-based compensation is determined using the Black-Scholes option pricing model at the time of the grant. At each reporting date prior to vesting, the cumulative expense representing the extent to which the vesting period has expired and management best estimate of the awards that are ultimately expected to vest is computed. The movement in cumulative expense is recognized in the statement of operations with a corresponding entry within equity, against additional paid in capital. No expense is recognized for awards that do not ultimately vest.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements. During the two years presented by the accompanying financial statements, there have not been new principles adopted that have affected their presentation.

Note 3 RE-ORAGANIZATION

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

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note 4 INTANGIBLE ASSETS

On September 12, 2018 we consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of Common Stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction was recorded at the fair value of the shares, which was calculated as $28,600,000. No amortization has been recorded as the assets are not yet in a position to produce cash flows.

During 2019, we incurred legal and filing fees of $13,000 associated with a patent application for pharmaceutical compositions and methods for the treatment of thrombosis. The patent is pending.

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

Note 6 CAPITAL STOCK

The Company has authorized capital of 75,000,000 shares of Common Stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. On July 27, 2018 we completed a 1:29 reverse split of our Common Stock resulting in a total of 1,101,074 shares of Common Stock outstanding. As of December 31, 2019, there were 19,858,939 shares of Common Stock outstanding.

The following transactions in the Company’s capital stock were completed in the year ended December 31, 2019:

On June 12, 2019, the Company issued 90,910 share units at $1.10 each for gross proceeds of $100,000 and it issued 27,727 share units at $0.9016 for gross proceeds of $25,000. Each unit consist of one share of common stock and one warrant, which allows the holder to purchase one common share of capital stock for a period of three years at a price of $3.00 per share.

The following transactions in the Company’s capital stock were completed in the year ended December 31, 2018:

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

On December 30, 2018, 159,228 shares of Common Stock were issued on conversion of convertible debt of $79,614.

Options

The following stock options were granted during the past two years:

i)265,000 options were granted to directors effective December 6, 2018. The options allowed the recipient to purchase shares at a price of $1.50 for a period of 10 years. The options vested in one year from the date of the grant and during the year, $330,651 was recorded as stock-based compensation, based on the inputs noted below.

ii)On July 13, 2019, 2,450,000 options were granted to an officer, directors and a consultant. The options granted the recipient to purchased shares at a price of $1.01 for a period of 10 years. 200,000 options vested at grant. The remaining options vest at the rate of 90,000 options per month. During the year, $367,936 was recorded as stock- based compensation, based on the inputs noted below.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note 6 CAPITAL STOCK (CONTINUED)

The following weighted average inputs were used in calculating stock-based compensation for the 2019 year: term – 10 years; volatility – 203.45%; risk-free interest rate – 1.98%; dividend rate – nil.

As at December 31, 2019, the number of option outstanding and exercisable are as follows:

Exercise price	# of options outstanding	# of options exercisable	Remaining life
$1.50	265,000	265,000	8.94 yrs.
$1.01	2,450,000	740,000	9.54 yrs.
$1.06 *	2,715,000	1,005,000	9.48 yrs *

* weighted averages

Warrants

On June 12, 2019 as part of a financing, the Company issued Warrants to purchase 113,637 shares at a strike price of $3 for a period of three years. All these warrants are still outstanding as at December 31, 2019.

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

Mr. Handley resigned from all positions at the Company on March 13, 2019 and the Company has no further obligations to him.

On October 15, 2018 the Company signed a consulting agreement with NCAL, LLC for services related to advising the Board of Directors. NCAL, LLC receives $10,000 per month through December 2019 and the contract can be terminated with payment in full due to NCAL, LLC. On July 13, 2019, NCAL agreed to terminate this agreement with no cash payments due or received.

On July 13, 2019 the Company signed a consulting agreement with an individual to advise the Board of Directors. The individual receives $30,000 per month through July 13, 2022 and received an option to purchase 500,000 shares of Common Stock at a strike price of $1.01which vest monthly through July 13, 2021. These options are included in the Note 6 options above.

On November 7, 2019 the Company signed a 5 year exclusive distribution agreement with Somahlutions, LLC to distribute their DuraGraft products in Europe, South America and other territories.

On December 16, 2019, Marizyme signed a definitive agreement to purchase all the assets of Somahlutions and its related companies subject to raising $10 Million.

MARIZYME, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note 8 LEGAL PROCEEDINGS

We are not subject to any legal proceeding nor are we aware of any potential legal matters.

Note 9 INCOME TAXES

Income tax recover differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	2019	2018
Net loss for the year	$(1,058,039)	$(248,743)
Statutory and effective future rate	21%	21%

Income tax recovery at effective rate	$(222,188)	$(52,236)
Permanent difference	146,703	-
Tax benefit not recognized	74,485	52,236

Income tax recovery recognized	$-	$-

As at December 31, 2019 and 2018, the tax effect of the temporary timing differences that give rise to significant components of deferred tax asset are noted below.

	2019	2018
Tax loss carried forward	$27,552,000	$27,193,000

Deferred tax assets	$5,785,000	$5,710,000
Valuation allowance	(5,785,000)	(5,710,000)

Deferred taxes recognized	$-	$-

Approximately $26,944,000 in tax losses will expire between 2030 and 2038. $608,195 in losses have no expiry date.

Note 10 SUBSEQUENT EVENTS

On January 9, 2020 the Company issued 125,000 shares of Common Stock and an option to purchase 250,000 shares of Common Stock at a strike price of $1.01 vesting monthly by November 9, 2020 to an individual.