Form 10-Q
period 2020-03-31
MARIZYME INC
filed 2020-05-15
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2020

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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 20,163,939 as of May 15, 2020.

Table of Contents

MARIZYME, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2020 (unaudited) and the Three Months Ended March 31, 2019 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2020 (unaudited) and the Three Months Ended March 31, 2019 (unaudited)	5
	Condensed Statements of Cash Flows for the Three Months Ended March 30, 2020 (unaudited) and the Three Months Ended March 31, 2019 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Mine Safety Disclosures	14
Item 5	Other Information	14
Item 6.	Exhibits	15

SIGNATURES		16

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Marizyme Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended December 31, 2019 contained in the Company’s form for registration of securities on Form 10-K (“Form 10K”) originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2020. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

ITEM 1 FINANCIAL STATEMENTS

MARIZYME, INC.

INTERIM BALANCE SHEETS

As at March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019
	$	$
ASSETS
Current Assets:
Cash	60	90
Total Current Assets	60	90

Long Term Assets:
Intangible Assets – Note 4	28,600,000	28,600,000
Patents in Process	13,000	13,000
Total Long Term Assets	28,613,000	28,613,000

TOTAL ASSETS	28,613,060	28,613,090

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	395,500	270,218

Total Liabilities	395,500	270,218

STOCKHOLDERS' EQUITY
Capital Stock - Note 6
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
19,983,939 shares of common stock
(19,858,939 shares at December 31, 2019)	19,984	19,859
Donated Capital	41,422	41,422
Additional Paid-in Capital	59,624,105	59,278,172
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit	(31,451,951)	(30,980,581)
Total Stockholders' Equity	28,217,560	28,342,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	28,613,060	28,613,090

Note 1 – Going concern assumption

MARIZYME, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31
	2020	2019
	$	$
Total Revenue	-	-
Total Cost of Goods Sold	-	-
Gross Profit	-	-

Expenses:
Operating Expenses	455,902	34,692
General and Administrative	15,468	15,569
Total Expenses	471,370	50,261

Net Operating Loss	(471,370)	(50,261)
Other Income	-	-
Other Expenses	-	-
Net Loss and Comprehensive Loss for the year	(471,370)	(50,261)

Net Loss per share, basic and diluted	(0.02)	(0.00)

Weighted average number of shares
of common stock outstanding,
basic and diluted	19,887,021	19,740,302

MARIZYME, INC.

INTERIM STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2020 and March 31, 2019

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Donated Capital	Treasury Stock	Accumulated Deficit	Equity

	Shares	Amount	Shares	Amount
	#	$	#	$	$	$	$	$	$

Balance, December 31, 2018	19,740,302	19,740	-	-	58,454,704	41,422	(16,000)	(29,922,542)	28,577,324
Net loss and comprehensive loss for the period ended March 31, 2019
	-	-	-	-	-	-	-	(67,546)	(67,546)
Balance, March 31, 2019	19,740,302	19,740	-	-	58,454,704	41,422	(16,000)	(29,990,088)	28,509,778

Balance, December 31, 2019	19,858,939	19,859	-	-	59,278,172	41,422	(16,000)	(30,580,581)	28,342,872
Common shares issued	125,000	125	-	-	124,875	-	-	-	125,000
Stock-based compensation	-	-	-	-	221,058	-	-	-	221,058
Net loss and comprehensive loss for the period ended March 31, 2020	-
		-	-	-	-	-	-	(471,370)	(471,370)
Balance, March 31, 2020	19,983,939	19,984	-	-	59,624,105	41,422	(16,000)	(31,051,951)	28,217,560

MARIZYME, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and March 31, 2019

(Unaudited)

	March 31,	March31,
	2020	2019
	$	$
Cash Flow from Operating Activities:
Net Loss for the period	(471,370)	(67,546)
Adjustments to reconcile Net Loss to
to Net Cash used by operations:
Stock Based Compensation	346,058	-
Changes in assets and liabilities:
Prepaid Expenses	-	15,000
Accounts Payable and Accrued Liabilities	125,282	52,633
Net Cash used by Operating Activities	(30)	87

Net Cash provided (used) by Investing Activities	-	-

Net Cash provided (used) by Financing Activities	-	-

Net cash increase (decrease) for period	(30)	87

Cash - Beginning of the period	90	104

Cash - End of period	60	191

Supplementary Information:

Interest Paid:	-	-
Taxes Paid:	-	-

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1 - COMPANY AND BACKGROUND

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

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2020, the Company had not yet achieved profitable operations and had accumulated losses of $31,451,951 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. We have several technologies in the commercialization phase and in development. We are seeking acquisitions of biotechnology assets in support of this direction. There can be no assurances that management will be successful in executing this strategy.

Note 2 - INTERIM REPORTING

While the information presented in the accompanying interim nine-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2019 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in the accounting policies that effect these interim financial statements from the accounting policies disclosed in the notes to the audited annual financial statements for the year ended December 31, 2019.

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Note 5 - INTANGIBLE ASSETS

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

Note 6 - CAPITAL STOCK

The Company has authorized capital of 75,000,000 shares of Common Stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. On July 27, 2018 we completed a 1:29 reverse split of our Common Stock resulting in a total of 1,101,074 shares of Common Stock outstanding.

As of March 31, 2020, there were 19,983,939 shares of Common Stock outstanding.

The following transactions in the Company’s capital stock were completed in the quarter ended March 31, 2020:

On January 9, 2020, the Company issued 250,000 shares units.

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

Options

The following stock options were granted during the past two years:

i)265,000 options were granted to directors effective December 6, 2018. The options allowed the recipient to purchase shares at a price of $1.50 for a period of 10 years. The options vested in one year from the date of the grant. As of March 31, 2020, $330,651 was recorded as stock-based compensation, based on the inputs noted below.

ii)On July 13, 2019, 2,450,000 options were granted to an officer, directors and a consultant. The options granted the recipient to purchased shares at a price of $1.01 for a period of 10 years. 200,000 options vested at grant. The remaining options vest at the rate of 90,000 options per month. As of March 31, 2020 , $522,278 was recorded as stock- based compensation, based on the inputs noted below.

iii)On January 9, 2020, 250,00 options were granted to a consultant. The options granted the recipient to purchased shares at a price of $1.01 for a period of 10 years. The options vest at the rate of 25,000 options per month. As of March 31,2020, $66,715 was recorded as stock- based compensation, based on the inputs noted below.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 6 - CAPITAL STOCK (continued)

As at March 31, 2020, the number of option outstanding and exercisable are as follows including weighted average inputs used in calculating stock-based compensation:

Exercise price	# of options outstanding	# of options exercisable	Term	Volatility	Risk Free Interest Rate	Dividend Rate	Remaining life

$1.50	265,000	265,000	10 yrs	196.63%	2.60	Nil	8.76 yrs.
$1.01	2,450,000	920,000	10 yrs	204.19%	1.91	Nil	9.29 yrs.
$1.01	250,000	75,000	10 yrs	219.21%	1.66	Nil	9.78 yrs.
$1.05 *	2,965,000	1,260,000					9.28 yrs *
*Weighted Average

Warrants

On June 12, 2019 as part of a financing, the Company issued Warrants to purchase 113,637 shares at a strike price of $3 for a period of three years. All these warrants are still outstanding as at March 31, 2020.

Note 7 - COMMITMENTS

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

Note 8 - SUBSEQUENT EVENTS

On April 6, 2020, the company issued 160,000 shares of Common Stock to a consultant who exercised 160,000 options in lieu of $161,600 in accounts payable.

On April 6, 2020, the company issued 5,000 shares of Common Stock to James Sapirstein who exercised 5,000 options in exchange for $5,050 in cash.

On April 6, 2020 the company issued 15,000 shares of Common Stock to Patricia Wakeford in exchange for services rendered.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2020. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

FINANCIAL OPERATIONS OVERVIEW

As of March 31, 2020, our accumulated deficit is approximately $31.45million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Form 10-K (“Form 10-K”) as of and for year ended December 31, 2019, filed with the SEC on April 14, 2020. There have been no changes to our critical accounting policies since December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2020 and 2019

Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

Revenues

The Company generated no revenue from Services and Other Revenue. Total revenue was $-0- for the three months ended March 31, 2020 and $-0- for the three months ended March 31, 2019.

Cost of Goods Sold

For the three months ended March 31, 2020, our Cost of Goods Sold were $-0- from $0 for the three months ended March 31, 2019. Cost of Goods Sold consists of Cost for Services.

The Company achieved a gross profit of $-0- for the three months ended March 31, 2020, and for three months ended March 31, 2019.

Operating Expenses

For the three months ended March 31, 2020, the Company’s Operating Expense increased to $455,902 from $34,692 for the three months ended March 31, 2019. The increase was primarily due to consulting and stock based compensation expenses of $454,077.

General and Administrative Expenses

For the three months ended March 31, 2020, the Company’s General and Administrative Expense decreased to $15,468 from $15,569 for the three months ended March 31, 2019.

Net Other Income (Expense)

For the three months ended March 31, 2020 the Company had Net Other Income (Expense) of $-0- compared to $0 for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, we had $60 in cash, compared to $90 at December 31, 2019. At March 31, 2020, our accumulated stockholders’ deficit was $31,451,951 compared to $30,980,581 at December 31, 2019. There is substantial doubt as to our ability to continue as a going concern.

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

During the entire fiscal year 2019 and for the first quarter of 2020 the Company sought other strategic assets in the biotechnology space. The Company will look to utilize internal and external sources for financing future projects. These sources may provide the necessary funds to support the working capital needs of the Company. There can be no assurances, however, that the Company will be able to obtain additional funds from these or any other sources or that such funds will be sufficient to permit the Company to implement its intended business strategy. In the event, the Company is not able to generate additional funds, management will postpone any planned or proposed acquisitions until the available financing for such projects will be sufficient. Management believes, in accordance with the above-mentioned statement, the Company will need to raise money to support its standard operations for the current fiscal period.

Operating and Capital Expenditure Requirements

We believe our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through one or more future offerings. The discussion below is based on the assumption that we will be able to raise significant capital in 2020. We will need to raise $10 million to fund operations for the next 12 months, including up to $500,000 for governance and administrative purposes (assuming we hire a new Chief Executive Officer). After the next 12-month period, we most likely will need to raise additional financing. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Executive Chairman and acting principal executive and financial officer, James Sapirstein, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of March 31, 2020, our acting principal executive and financial officer identified the following material weaknesses:

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

ITEM 1A. RISK FACTORS.

For information regarding risk factors, please refer to our Form 10-K filed with the SEC on April 14, 2020, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2020, we did not repurchase any of our common stock.

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

On April 6, 2020, the company issued 160,000 shares of Common Stock to a consultant who exercised 160,000 options in lieu of $161,600 in accounts payable.

On April 6, 2020, the company issued 5,000 shares of Common Stock to James Sapirstein who exercised 5,000 options in exchange for $5,050 in cash.

On April 6, 2020 the company issued 15,000 shares of Common Stock to Patricia Wakeford in exchange for services rendered.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (Filed as an exhibit to Form 10-K filed July 16, 2012)
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (Filed as an exhibit to Form 10-K/A filed July 15, 2011)
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)
31.1, 31.2	Certification of Acting Principal Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
4.1	Form of Common Stock Purchase Warrant for 2019 Common Stock and Warrant Private Placement
4.2	Form of Incentive Stock Option Agreement
10.1	Form of Subscription Agreement for 2019 Common Stock and Warrant Private Placement
10.2	Distribution Agreement dated November 7, 2019 by and between the Registrant and Somahlutions, LLC
32.1, 32.2	Certifications of Interim Principal Executive and Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: May 15, 2020
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Interim Chief Executive Officer (Interim Principal Executive and Financial and Accounting Officer)