Form 10-Q
period 2020-06-30
MARIZYME INC
filed 2020-08-14
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2020

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-53223

MARIZYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Chimney Corner Lane, Suite 2001, Jupiter, Florida 33458
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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 34,857,980 as of August 14, 2020.

Table of Contents

MARIZYME, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2020 (unaudited) and the Three and Six Months Ended June 30, 2019 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2020 (unaudited) and the Six Months Ended June 30, 2019 (unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 (unaudited) and the Six Months Ended June 30, 2019 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	19
Item 4	Mine Safety Disclosures	20
Item 5	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Marizyme Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2020. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

ITEM 1 FINANCIAL STATEMENTS

MARIZYME, INC.

INTERIM BALANCE SHEETS

As at June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
	$	$
ASSETS
Current Assets:
Cash	4,454	90
Total Current Assets	4,454	90

Long Term Assets:
Intangible Assets – Note 5	28,600,000	28,600,000
Patents in Process	30,801	13,000
Total Long Term Assets	28,630,801	28,613,000

TOTAL ASSETS	28,635,255	28,613,090

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	440,639	270,218
Short Term Loan	1,000	-

Total Liabilities	441,639	270,218

STOCKHOLDERS' EQUITY
Capital Stock - Note 6
Authorized:
75,000,000 common shares of $.001 par value each
25,000,000 preferred shares of $.001 par value each
Issued and outstanding:
20,183,939 shares of common stock
(19,858,939 shares at December 31, 2019)	20,184	19,859
Donated Capital	41,422	41,422
Additional Paid-in Capital	60,034,872	59,278,172
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit	(31,886,862)	(30,980,581)
Total Stockholders' Equity	28,193,616	28,342,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	28,635,255	28,613,090

Note 1 – Going concern assumption

See accompanying notes to the interim financial statements.

MARIZYME, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	$	$	$	$
Expenses:
Operating Expenses	425,050	164,560	880,952	200,475
General & Administrative	9,861	72,802	25,330	105,127
Total Expenses	434,911	237,362	906,281	305,602

Net loss and Comprehensive Loss for the period	(434,911)	(237,362)	(906,281)	(305,602)

Net loss per share, basic and diluted	(0.02)	(0.01)	(0.05)	(0.02)

Weighted average number of shares of common stock outstanding - basis & diluted	20,027,062	19,763,769	19,961,309	19,746,153

See accompanying notes to the interim financial statements.

MARIZYME, INC.

INTERIM STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2020 and June 30, 2019

(Unaudited)

	Common Stock		Additional Paid In Capital	Donated Capital	Treasury Stock	Accumulated Deficit
	Shares	Amount					Equity
	#	$	$	$	$	$	$
Balance, December 31, 2018	19,740,302	19,740	58,454,704	41,422	(16,000)	(29,922,542)	28,577,324
Issuance of shares	118,637	119	124,881	-	-	-	125,000
Net loss and comprehensive loss for the period ended June 30, 2019	-	-	-	-	-	(305,602)	(305,602)
Balance, June 30, 2019	19,858,939	19,859	58,579,585	41,422	(16,000)	(30,228,144)	28,396,722

Balance, December 31, 2019	19,858,939	19,859	59,278,172	41,422	(16,000)	(30,980,581)	28,342,872
Common shares issued for service	125,000	125	124,875	-	-	-	125,000
Common shares issued in lieu of AP	195,000	195	184,665	-	-	-	184,860
Exercise of options	5,000	5	5,045	-	-	-	5,050
Stock-based compensation	-	-	442,115	-	-	-	442,115
Net loss and comprehensive loss for the period ended June 30, 2020	-	-	-	-	-	(906,281)	(906,281)
Balance, June 30, 2020	20,183,939	20,184	60,034,872	41,422	(16,000)	(31,886,862)	28,193,616

See accompanying notes to the interim financial statements.

MARIZYME, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and June 20, 2019

(Unaudited)

	June 30,	June 30,
	2020	2019
	$	$
Cash Flow from Operating Activities:
Net Loss for the period	(906,281)	(305,602)
Adjustments to reconcile Net Loss to
to Net Cash used by operations:
Stock Based Compensation	567,115	-
Changes in assets and liabilities:
Patents in Process	(17,801)	-
Prepaid Expenses	-	15,000
Accounts Payable and Accrued Liabilities	170,421	169,880
Net Cash used by Operating Activities	(186,546)	(120,722)

Net Cash provided (used) by Investing Activities	-	-

Net Cash provided (used) by Financing Activities
Proceeds from short term loan	1,000	-
Capital Paid - In	189,910	125,000
Net Cash provided by Financing Activities	190,910	125,000

Net cash increase (decrease) for period	4,364	4,278

Cash - Beginning of the period	90	104

Cash - End of period	4,454	4,382

Supplementary Information:

Interest Paid:	-	-
Taxes Paid:	-	-

See accompanying notes to the interim financial statements.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 1COMPANY AND BACKGROUND

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated (the “Company” or “Marizyme”), conducted its primary business through its majority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company.

By December 31, 2016, the Company had sold the controlling interest in GROUP and other subsidiaries, keeping only a minority interest in GROUP. On March 21, 2018, the Company formed a wholly-owned subsidiary named Marizyme, Inc., a Nevada corporation, and merged with it, effectively changing the Company’s name to Marizyme, Inc. On June 1, 2018, the Company exchanged the shares of GROUP and all the intercompany assets and liabilities for 100% of the shares of X-Assets Enterprises, Inc, a Nevada Corporation. As part of a type-D business restructuring on September 5, 2018, the Company then distributed the X-Assets shares to its shareholders on a 1 for 1 basis.

Beginning after the X-Assets share distribution, Marizyme refocused on the life sciences and began to seek technologies to acquire.

On September 12, 2018 the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of Common Stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis.

The Company’s common stock, $0.001 par value per share (the “Common Stock”), is currently quoted on the OTC Markets QB Tier under the ticker symbol “MRZM.”

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2020, the Company had not yet achieved profitable operations and had accumulated losses of $31,886,862 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is in the process of executing a strategy based upon a new strategic direction in the life sciences space. The Company has several technologies in the commercialization phase and in development. The Company is seeking acquisitions of biotechnology assets in support of this direction. There can be no assurances that management will be successful in executing this strategy.

Note 2INTERIM REPORTING

While the information presented in the accompanying interim nine-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2019 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

Note 3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in the accounting policies that effect these interim financial statements from the accounting policies disclosed in the notes to the audited annual financial statements for the year ended December 31, 2019.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2020

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

Note 5 INTANGIBLE ASSETS

On September 12, 2018 the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of Common Stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction was recorded at the fair value of the shares. No amortization has been recorded as the patents are not yet in a position to produce cash flows.

During 2020, the Company incurred legal and filing fees of $17,801 associated with a patent application for pharmaceutical compositions and methods for the treatment of thrombosis. The patents are pending.

Note 6CAPITAL STOCK

The Company has authorized capital of 75,000,000 shares of Common Stock and 25,000,000 shares of “blank check” preferred stock, each with a par value of $0.001. On July 27, 2018 the Company completed a 1:29 reverse split of its Common Stock resulting in a total of 1,101,074 shares of Common Stock outstanding.

As of June 30, 2020, there were 20,183,939 shares of Common Stock outstanding.

The following transactions in the Company’s capital stock were completed in the six months ended June 30, 2020:

On January 9, 2020, the Company issued 125,000 shares to a consultant.

On April 6, 2020, the company issued 160,000 shares of Common Stock to a consultant who exercised 160,000 options in lieu of $161,600 in accounts payable.

On April 6, 2020, the company issued 5,000 shares of Common Stock to James Sapirstein who exercised 5,000 options in exchange for $5,050 in cash.

On April 6, 2020 the company issued 15,000 shares of Common Stock to a consultant in exchange for services rendered.

On June 8, 2020, the company issued 20,000 shares of Common Stock to a consultant who exercised 20,000 options in lieu of $20,200 in accounts payable.

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

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 6CAPITAL STOCK (continued)

On September 12, 2018, 16,980,000 shares of Common Stock were issued to acquire patents and all rights, title and interest in Krillase technology and 1,500,000 shares of Common Stock were issued to the CEO in exchange for the 1,000 shares of preferred stock.

On December 30, 2018, 159,228 shares of Common Stock were issued on conversion of convertible debt of $79,614.

Options

The following stock options were granted during the past two years:

i)Options to purchase 265,000 shares of Common Stock were granted to directors effective December 6, 2018. The options allowed the recipient to purchase shares at a price of $1.50 for a period of 10 years. The options vested in one year from the date of the grant. As of June 30, 2020, $330,651 was recorded as stock-based compensation, based on the inputs noted below.

ii)On July 13, 2019, options to purchase 2,450,000 shares of Common Stock were granted to an officer, directors and a consultant. The options granted the recipient to purchased shares at a price of $1.01 for a period of 10 years. 200,000 options vested at grant. The remaining options vest at the rate of 90,000 options per month. As of June 30, 2020, $676,621was recorded as stock- based compensation, based on the inputs noted below.

iii) On January 9, 2020, options to purchase 250,000 shares of Common Stock were granted to a consultant. The options granted the recipient to purchased shares at a price of $1.01 for a period of 10 years. The options vest at the rate of 25,000 options per month. As of June 30,2020, $133,431 was recorded as stock- based compensation, based on the inputs noted below.

As at June 30, 2020, the number of option outstanding and exercisable are as follows including weighted average inputs used in calculating stock-based compensation:

Exercise price	# of options outstanding	# of options exercisable	Term	Volatility	Risk Free Interest Rate	Dividend Rate	Remaining life in years

$1.50	265,000	265,000	10 yrs	196.63%	2.60	Nil	8.51
$1.01	2,450,000	920,000	10 yrs	204.19%	1.91	Nil	9.04
$1.01	250,000	75,000	10 yrs	219.21%	1.66	Nil	9.53

$1.05 *	2,965,000	1,260,000					*9.04
*Weighted Average

Warrants

On June 12, 2019 as part of a financing, the Company issued warrants to purchase 113,637 shares of Common Stock at a strike price of $3 for a period of three years. All of these warrants were still outstanding as of June 30, 2020.

MARIZYME, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 7COMMITMENTS

On July 13, 2019 the Company signed a consulting agreement with an individual to advise the Board of Directors. The individual receives $30,000 per month through July 13, 2022 and received an option to purchase 500,000 shares of Common Stock at a strike price of $1.01, which vest monthly through July 13, 2021. These options are included in the Note 6 options above.

On November 7, 2019 the Company signed a 5 year exclusive distribution agreement with Somahlution, LLC to distribute Somahlution, LLC’s DuraGraft products in Europe, South America and certain other territories. On April 27, 2020, the Company amended this agreement to specify the ownership of certain Intellectual Property that Marizyme acquired from Somahlution, LLC since the original agreement was signed.

On December 16, 2019, Marizyme signed a definitive agreement to purchase all the assets of Somahlution, LLC and and its related companies subject to raising $10 Million.

Note 8SUBSEQUENT EVENTS

On December 15, 2019, the Company entered into an asset purchase agreement, as amended on March 31, 2020 and May 29, 2020 (the “Agreement”), with Somahlution, LLC, Somahlution, Inc. and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah”) to acquire all of the assets, and none of the liabilities, of Somah (the “Acquisition”). Somah is engaged in developing products to prevent ischemic injury to organs and tissues and its products (the “Somah Products”) include DuraGraft, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties.

On July 30, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the manufacture under Somahlution, Inc. of CE marked products for sale in the EU.

On July 30, 2020, the Company closed the Acquisition.

On August 3, 2020, the Company completed an initial closing of a private placement (the “Private Placement”) with certain accredited investors (the “Investors”) pursuant to which the Company sold and issued to the Investors an aggregate of 4,609,984 shares (the “Shares”) of its Common Stock at a purchase price of $1.25 per share. Each of the Investors is an “accredited investor” as that term is defined in Regulation D, Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”). The Shares issued and sold in the Private Placement were offered and sold by the Company in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D thereunder.

In consideration for services rendered as the placement agent in the Private Placement, on August 2, 2020, the Company paid Univest Securities LLC cash commissions totaling $460,999, or 8% of the gross proceeds of the Private Placement closing, a 1% non-accountable expense allowance totaling $57,624.80, and the $31,250 balance (of a total of $37,500) due to the placement agent in advisory fees. Additionally, the Company issued to the placement agent a five-year warrant to purchase an aggregate of 229,499 shares of the Company’s Common Stock at an exercise price of $1.375 per share (the “Agent Warrant”). The Agent Warrant, for which the placement agent paid the Company $100, may be exercised on a cashless basis. The exercise price of the Agent Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

All of the Shares sold in the Private Placement are entitled to “piggyback” registration rights until such time as the Shares may otherwise be sold pursuant to Rule 144 under the Securities Act without limitation or restriction.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties including those set forth below and elsewhere in this report and those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on April 15, 2020. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

The following factors, among others, may affect our forward-looking statements:

•The coronavirus pandemic and other changes in general economic and demographic conditions may cause a material adverse effect on our business;

•We have a limited operating history;

•We have limited experience in the development of life sciences product candidates and therefore may encounter difficulties developing our product candidates or managing our operations in the future;

•We have incurred losses since inception and we anticipate that we will incur continued losses for the foreseeable future;

•We require a significant amount of cash to fund our operations and future growth;

•We may not be able to generate cash flow from our operations;

•We may not be able to manage our acquisitions or growth, and our acquisitions may not prove successful;

•Our future product candidates may not prove efficacious, achieve regulatory approval or be commercially viable or competitive;

•Unfavorable clinical studies and trials or delays in such studies and trials or in regulatory approvals could result in increased costs and delay or preclude the commercial development of any of our product candidates;

•The failure of third parties, whom we may rely on to perform preclinical studies or clinical trials, to perform or to comply with regulatory requirements could result in significant costs to us which could materially harm our business;

•We must comply with extensive government regulations in order to advance our product candidates to market, and if we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates;

•We may be subject to failure or delay in obtaining FDA approval of our product brand names;

•We might fail to comply with healthcare regulations and, as a result, we could face substantial enforcement actions, including civil and criminal;

•We currently have one employee and no sales and marketing organization and we may be unable to establish a direct sales force or hire appropriate distributors to promote our products;

•Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues;

•The life-sciences industry is highly competitive and subject to rapid technological changes. As a result, we may be unable to compete successfully or develop innovative products, which could harm our business.

•We may be unable to adequately protect or expand our intellectual property related to our current or future product candidates;

•We will need to increase the size of our organization and we may not be successful in hiring life science professionals or other trained staff;

•Healthcare reform measures could hinder or prevent our product candidates’ commercial success; and

•Our planned future operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated (the “Company,” “Marizyme,” “we,” “us” or “our”), conducted its primary business through its minority owned subsidiary, GBS Software AG, or GROUP, a German-based public-company whose stock traded on the Frankfurt Exchange. GROUP’s software and consulting business was focused on serving IBM’s Lotus Notes and Domino market. On March 21, 2018, GBS Enterprises Incorporated formed a wholly owned subsidiary named Marizyme, Inc., a Nevada Corporation and merged it with GBS Enterprises Incorporated for the purpose of renaming the Company Marizyme, Inc.

Our common stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM.” We may also examine our options with respect to the listing of our common stock on the Nasdaq Stock market or the NYSE.

Since late 2018, we have been focused on our clinically-tested and previously patented use of a protease-based therapeutic platform called Krillase® which we acquired from ACB Holding AB. Clinical studies have shown a Krillase-based product to be an effective in the treatment of chronic wounds and burns, while preclinical research may show Krillase to be a promising treatment for acute ischemic stroke. The Krillase-based technology platform has the potential for additional product opportunities such as in the treatment of deep vein thrombosis, coronary thrombosis, skin grafting and gingivitis, or tooth decay.

Beginning in late 2019, we began working with Somahlution LLC, or Somahlution, to license and market Somahlution’s flagship product DuraGraft®. DuraGraft is an “endothelial damage inhibitor” indicated for cardiac bypass, peripheral bypass and other vascular surgeries, approved for marketing in the European Union under CE Mark and in several countries in Asia. The DuraGraft platform technology can be applied to prevent ischemic injury to tissues and organs. Besides its flagship commercial product DuraGraft, preclinical studies have shown that the Somahlution’s DuraGraft platform technology has the potential for multiple product opportunities for several indications in transplant surgery and tissue grafting. As discussed below, on July 30, 2020, we acquired all of the assets of Somahlution and its related companies.

Recent Events

Somahlution Asset Acquisition

On December 15, 2019, we entered into an asset purchase agreement, as amended on March 31, 2020 and May 29, 2020, or the Agreement, with Somahlution, LLC, Somahlution, Inc. and Somaceutica, LLC, companies duly organized under the laws of Delaware, which we refer to collectively as Somah to acquire all of the assets, and none of the liabilities, of Somah (the “Acquisition”). Somah is engaged in developing products to prevent ischemic injury to organs and tissues and its products (the “Somah Products”) include DuraGraft, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. On July 30, 2020, the Company and Somah signed Amendment No. 3 to the Agreement. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the manufacture under Somahlution, Inc. of CE marked products for sale in the EU. On July 30, 2020, the Company closed the Acquisition.

Somah will be entitled to appoint two members to our board of directors. Additionally, following the closing of the Somah acquisition, Satish Chandran, Somah’s founder and Chief Executive Officer, will become our President and Chief Operating Officer and that Catherine Pachuk, Somah’s Chief Science Officer, will become our Chief Science Officer.

Private Placement

On August 3, 2020, we conducted an initial closing of a private placement (the “Private Placement”) pursuant to which we sold to a number of accredited investors an aggregate of 4,609,984 shares (the “Shares”) of our common stock, par value $0.001 per share, at a purchase price of $1.25 per Share for an aggregate amount of $5,762,480.

Our Products

Krillase

Through our acquisition of the Krillase technology from ACB Holding AB, we have purchased a European Union clinically tested and previously patented protease therapeutic platform for the treatment of deep vein thrombosis and chronic wounds/burns. Krillase may be classified as a biological drug, however, it has been classified as a Class III medical device in Europe for treating chronic wounds.

Krillase, derived from Antarctic krill, shrimp-like crustaceans, is a combination of endo and exopeptidases that safely and efficiently breaks down thrombogenic material and necrotic tissue. A mix of proteinases and peptidases in Krillase helps the Antarctic krill digest and break down its food in the extremely cold Antarctic environment. As a result, the specialized enzymes provide a “cutting” capability. As a “biochemical knife,” Krillase breaks down necrotic tissue and thrombogenic material and can mitigate or treat multiple disease states in humans. For example, Krillase can dissolve arterial thrombogenic plaque safely and efficiently. In preclinical studies in Europe, Krillase has demonstrated that it can completely dissolve fresh and organized thrombus faster and more effectively than currently approved fibrinolytic therapy without the potential for bleed outs, and it has demonstrated in both preclinical and clinical studies that it promotes faster healing and supports grafting for chronic wounds and burns.

We have acquired a Krillase based product pipeline that is focused on developing products that treat a number of conditions across the critical care market. Itemized below is a breakdown of our current Krillase pipeline and its development status:

•MB101 – Therapy for complex wounds and burns: Completed Phase 2B trials in the EU.

•MB104 – Therapy for deep vein thrombosis: Early pre-clinical stage.

Krillase received medical device status in the European Union for debridement of deep partial and full-thickness wounds in hospitalized patients, on July 19, 2005. we expect to initiate commercialization of the Krillase wound healing product for distribution in Europe and South America in 2021. Krillase will initially be delivered as a sterile, long shelf life lyophilized powder.

DuraGraft

In November 2019, we signed an initial licensing and commercialization agreement with Somahlution, the former owner and developer of the DuraGraft platform. In April 2020, we amended and restated the licensing and distribution agreement and on July 30, 2020, we closed the acquisition of the Somahlution DuraGraft assets.

The DuraGraft® Product

Somahlution has been engaged in developing products based on its DuraGraft platform technology, to prevent ischemic injury to organs and tissues in grafting and transplantation surgeries. Its products and product candidates, which are referred to as the Somah Products, include DuraGraft, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, thereby reducing the incidence and complications of graft failure and improving clinical outcomes post bypass surgery.

DuraGraft Indications

DuraGraft is an “endothelial damage inhibitor” indicated for cardiac bypass, peripheral bypass and other vascular surgeries. It is CE marked and is approved for marketing in the European Union and several countries around the world including, but not limited to Singapore, Hing Kong, India, the Philippines and Malaysia. Somahlution has also been focused on developing products to mitigate the effects of ischemia reperfusion injury in other grafting and transplantation surgeries and other indications in which ischemic injury can cause disease. Multiple products derived from the DuraGraft platform technology for several indications are under various stages of development.

•DuraGraft is the first CE-marked endothelial damage inhibitor that protects free vascular grafts and endothelium against ischemic injury.

•DuraGraft is the only product approved (in Europe) for graft protection and preservation during bypass (cardiac and peripheral) and other vascular surgeries.

•DuraGraft protects graft tissue from harvesting through anastomosis and is used during coronary artery bypass grafting, or CABG, (and other vascular surgeries) as a treatment to maintain the structural and functional integrity of isolated vascular grafts.

•The use of DuraGraft is associated with the reduction of post-CABG complications associated with graft disease and failure; myocardial infarction, repeat revascularization, and major adverse cardiovascular events, or MACE.

Unmet Clinical Needs

•CABG remains the standard treatment for multi-vessel coronary artery disease or left main artery disease.

•Benefits of CABG are, however, limited by high patient level vein graft failure (VGF) rates (~50%) that haven’t changed in decades.

•“The Early Promise of Coronary Bypass Grafting has not been fulfilled and an insidiously deadly variety of atherosclerosis progressively chokes vein grafts and extinguishes their benefits,” Fitzgibbons, 1996.

•“VGF remains one of the leading causes of poor in-hospital and long-term outcomes after CABG,” Harskamp, 2013.

•“The Issue of Low Patency Rates Owing to VGF Needs Urgent Attention,” de Vries, 2016.

•Vein graft failure is result of damage to graft endothelium that occurs during CABG surgery.

•Ischemic reperfusion injury is the primary cause of endothelial damage.

•Vein graft failure post-CABG is associated with poor clinical outcomes.

•DuraGraft prevents endothelial damage, prevents graft disease and improves clinical outcomes.

Our Competitive Strength

We believe that the following competitive strengths will enable us to compete effectively:

Our Krillase platform provides a significant and substantial competitive advantage as:

•Clinical studies in Europe have shown Krillase to achieve superior wound healing effects in treatment of necrotic leg ulcers.

•Our patent protected unique mixture of highly efficient endo and exopeptidases extracted from the digestive tract of the Antarctic Krill for use in the removal of dental plaque and other dental applications has not been recreated artificially.

The DuraGraft platform provides a significant and substantial competitive advantage as:

•DuraGraft, CE marked in Europe, is “first-in-class” as the only approved product for sale in Europe for vein graft preservation.

Our Growth Strategy

Our growth strategy is premised on (a) integrating the acquisition of the Somah assets and the engagement of the Somah personnel in connection with this acquisition; and (b) the successful completion of our Private Placement and other future capital raising offerings, either public or private.

We will strive to grow our business by pursuing the following key growth strategies:

•Complete the integration of the acquisition of the Somah assets and begin (i) the marketing and distribution of the Somah Products, particularly DuraGraft, in Europe and (ii) the development, regulatory approval and commercialization of DuraGraft and related Somah Products in the United States;

•Begin to commercialize our Krillase platform through the development of (i) manufacturing and distribution in Europe and South America of a Krillase would healing product and (ii) additional Krillase based applications; and

•Expand our product portfolio through the identification and acquisition of additional life science assets.

The strategic plans described above will require capital.  There can be no assurances that we will be able to raise the capital that we will need to execute our plans or that additional capital, whether through the Private Placement, other securities offerings, whether private or public, or otherwise, will be available to us on acceptable terms, if at all.  An inability to raise sufficient funds could cause us to scale back our development and growth plans or discontinue them altogether.

Impact of the Coronavirus

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus, COVID-19, originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect our prospective future revenues, and our operations and those of third parties with whom we might interact, including by causing disruptions in the development of our product candidates, product marketing efforts and the conduct of current and expected future clinical trials.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

FINANCIAL OPERATIONS OVERVIEW

As of June 30, 2020, our accumulated deficit is approximately $31.89 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2019, filed with the SEC on April 14, 2020. There have been no changes to our critical accounting policies since December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

None

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2020 and 2019

Revenues

Our total revenue was $0 for the three-month periods ended June 30, 2020 and 2019, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended June 30, 2020 and 2019, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three months ended June 30, 2020, our operating expenses increased to $$434,911 from $237,362 for the three months ended June 30, 2019. The increase was primarily due to increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the three-month periods ended June 30, 2020 and 2019, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the three-month period ended June 30, 2019 and 2018, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $434,911 for the three months ended June 30, 2020, as compared to $237,362 for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenues

Our total revenue was $0 for the six-month periods ended June 30, 2020 and 2019.

Cost of Goods Sold

For the six months ended June 30, 2020, our Cost of Goods Sold were $-0- from $-0- for the six months ended June 30, 2019.

Operating Expenses (including Selling, General and Administrative Expenses)

For the six months ended June 30, 2020, the Company’s Operating Expense increased to $906,281 from $305,603 for the six months ended June 30, 2019. The increase was primarily due to increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

For the six months ended June 30, 2020 the Company had Net Other Income (Expense) of $-0- compared to Net Other Expenses of $-0- for the six months ended June 30, 2019.

Income Tax Expense

Income tax expense was $0 and $0 for the six-month period ended June 30, 2020 and 2019, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $906,281 for six months ended June 30, 2020, as compared to $305,602 for the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2020, we had $4,454 in cash, compared to $90 at December 31, 2019. At June 30, 2020, our accumulated stockholders’ deficit was $31,886,862 compared to $30,980,581 at December 31, 2019. There is substantial doubt as to our ability to continue as a going concern.

We have generated minimal revenues to date and our cash balance as reported above is not sufficient to fund our current and planned operations for any period of time. To fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through our Private Placement, of which we have conducted an initial closing, and through additional future offerings, either private or public.  There can be no assurances, however, that we will be successful in these capital raising efforts.

Subsequent Financing Activities

Private Placement

On August 3, 2020, we conducted an initial closing of the Private Placement pursuant to which we sold an aggregate of 4,609,984 Shares, at a purchase price of $1.25 per Share for an aggregate amount of $5,762,480.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our interim principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of June 30, 2020, our interim principal executive and financial officer identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, James Sapirstein, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended June 30, 2020.

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

ITEM 1A. RISK FACTORS.

Risks Relating to the COVID-19 Pandemic

Our financial condition and results of operations for fiscal year 2020 and beyond may be materially and adversely affected by the ongoing COVID-19 pandemic.

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus, COVID-19, originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect our prospective future revenues, and our operations and those of third parties with whom we might interact, including by causing disruptions in the development of our product candidates, product marketing efforts and the conduct of current and expected future clinical trials.

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, including such authorities in Europe, which could result in delays of reviews and approvals, including with respect to our product candidates and our plans to submit a clinical proposal to the FDA for our newly acquired DuraGraft product. While there has been no specific notices of delay from federal or foreign government authorities, potential interruptions, delays or changes to the operations of the FDA, or of any foreign authority with which we might interact, might impact the approval of any applications we plan and will need to file in the future.

We may also experience other unknown impacts from COVID-19 that cannot be predicted. The full extent of the impact of COVID-19 on our business and operating results is highly uncertain and will depend on future developments that are highly uncertain and cannot be accurately predicted, including, but not limited to, the scope and duration of the COVID-19 outbreak, new information that may emerge concerning COVID-19 and the actions required to contain COVID-19 or treat its impact.

The COVID -19 pandemic might also negatively impact our ability to fully exploit our acquisition of the Somah assets, to proceed with our plan of operations for the next 12 months, including our plans to begin both the marketing of the DuraGraft product and complete the development and begin the commercialization of our Krillase wound healing product in Europe and South America, and to raise capital in the future. While the COVID-19 virus and its negative economic impact and uncertainty persist, investors might be reluctant to invest in early stage pharma companies such as ours.

We have not developed a COVID-19 contingency plan to address the potential challenges and risks presented by this pandemic. If we were to prepare such a plan, there could be no assurance that it would be effective in mitigating the effects of the COVID-19 virus.

Accordingly, disruptions to the US and global economies and to our business relating to the ongoing COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, stock price and prospects for the year ending December 31, 2020, and beyond.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K filed with the SEC on April 14, 2020, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended June 30, 2020, we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (Filed as an exhibit to Form 10-K filed July 16, 2012)
3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (Filed as an exhibit to Form 10-K/A filed July 15, 2011)
3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (Filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)
31.1, 31.2*	Certification of Acting Principal Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
4.1*	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement
4.2	Form of Incentive Stock Option Agreement (Filed as an exhibit to Form 10-Q filed on November 13, 2019)
10.1*	Form of Subscription Agreement for 2020 Common Stock Private Placement
10.2*	Form of Registration Rights Agreement for 2020 Common Stock Private Placement
32.1, 32.2*	Certifications of Interim Principal Executive and Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: August 14, 2020
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Interim Chief Executive Officer (Interim Principal Executive and Financial and Accounting Officer)