Form 10-Q
period 2020-09-30
MARIZYME INC
filed 2020-11-16
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-53223

MARIZYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Chimney Corner Lane, Suite 2001, Jupiter, Florida 33458
(Address of principal executive offices) (Zip Code)

(561) 935-9955
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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 35,888,188 as of November 13, 2020.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$5,196,516	$90
Accounts receivable	93,010	-
Prepaid expense	219,060	-
Inventory	161,969	-
Total current assets	5,670,555	90

Fixed assets, net	7,779	-

Other assets
Intangible assets, net	42,802,349	28,613,000

Total assets	$48,480,683	$28,613,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$466,119	$270,218
Total current liabilities	466,119	270,218
Total liabilities	466,119	270,218

Commitments and contingencies (see Note 5)	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding as of September 30,
2020 and December 31, 2019	-	-
Common stock, par value $0.001, 75,000,000 shares authorized,
51,888,188 issued and issuable, 35,888,188 outstanding as of September 30,
2020, and 35,858,939 issued, 19,858,939 outstanding as of December 31, 2019	35,888	19,859

Treasury Stock	(16,000)	(16,000)
Additional paid in capital	81,946,582	59,319,594
Accumulated deficit	(33,951,905)	(30,980,581)
Total stockholders' equity	48,014,565	28,342,872
Total liabilities and stockholders' equity	$48,8480,683	$28,613,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$124,985	$-	$124,985	$-

Operating expenses
Direct costs of revenue	25,714	-	25,714	-
Professional fees	170,753	(48,344)	494,295	189,458
Salary expenses	433,318	-	433,318	-
Stock-based compensation	1,107,085	554,633	1,674,200	554,633
Other general and administrative expenses	453,159	2,273	468,783	70,449
Total operating expenses	2,190,028	508,562	3,096,309	814,540

Loss from operations	(2,065,043)	(508,562)	(2,971,324)	(814,540)

Net loss	$(2,065,043)	$(508,562)	$(2,971,324)	$(814,540)

Loss per share - basic and fully diluted	$(0.08)	$(0.03)	$(0.13)	$(0.04)

Weighted average number of shares of common stock – basic and fully diluted	29,288,226	19,858,939	23,161,329	19,746,153

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(unaudited)

	Preferred Stock		Common Stock
					Additional
					Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, June 30, 2019	-	$-	19,858,939	$19,859	$59,265,640	$(16,000)	$(30,669,536)	$28,599,963
Net loss	-	-	-	-	-	-	(508,562)	(508,562)
Balance, September 30, 2019	-	$-	19,858,939	19,859	$59,265,640	$(16,000)	$(31,178,098)	$28,091,401

Balance, December 31, 2018	-	$-	19,740,302	$19,740	$58,496,126	$(16,000)	$(29,922,542)	$28,577,324
Issuance of shares	-	-	118,637	119	124,881	-	-	125,000
Forgiveness of debt for
services	-	-	-	-	90,000	-	-	90,000
Stock-based compensation
expense	-	-	-	-	554,633	-	-	554,633
Net loss	-	-	-	-	-	-	(814,540)	(814,540)
Balance, September 30, 2019	-	$-	19,858,939	$19,859	$59,265,640	$(16,000)	$(30,737,082)	$28,532,417

Balance, June 30, 2020	-	$-	20,183,939	$20,184	$60,076,294	$(16,000)	$(31,886,862)	$28,193,616
Sale of common stock	-	-	5,600,192	5,600	6,269,464	-	-	6,275,064
Issuance of common stock
for acquisition	-	-	10,000,000	10,000	12,490,000	-	-	12,500,000
Issuance of warrants for
acquisition	-	-	-	-	1,932,300	-	-	1,932,300
Issuance of warrants for
services	-	-	-	-	253,749	-	-	253,749
Stock-based compensation
expense	-	-	-	-	802,926	-	-	802,926
Issuance of common stock
for services	-	-	50,000	50	62,450	-	-	62,450
Exercise of options for
common stock	-	-	54,057	54	59,399	-	-	59,453
Net loss	-	-	-	-	-	-	(2,065,043)	(2,065,043)
Balance, September 30, 2020	-	$-	35,888,188	$35,888	$81,946,582	$(16,000)	$(34,268,905)	$48,014,565

Balance, December 31, 2019	-	$-	19,858,939	$19,859	$59,319,594	$(16,000)	$(30,980,581)	$28,342,872
Issuance of common stock in
lieu of debt	-	-	195,000	195	196,755	-	-	196,950
Issuance of common stock in lieu of debt	-	-	5,000	5	5,045	-	-	5,050
Issuance of common stock
for services	-	-	175,000	175	187,325	-	-	187,500
Sale of common stock	-	-	5,600,192	5,600	6,269,464	-	-	6,275,0646
Issuance of common stock
for acquisition	-	-	10,000,000	10,000	12,490,000	-	-	12,500,000
Issuance of warrants for
acquisition	-	-	-	-	1,932,300	-	-	1,932,300
Issuance of warrants for
services	-	-	-	-	253,749	-	-	253,749
Stock-based compensation
expense	-	-	-	-	1,232,951	-	-	1,232,951
Exercise of options for
common stock	-	-	54,057	54	59,399	-	-	59,453
Net loss	-	-	-	-	-	-	(2,971,324)	(2,971,324)
Balance, September 30, 2020	-	$-	35,888,188	$35,888	$81,946,582	$(16,000)	$(33,951,905)	$48,014,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,

(unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(2,971,324)	$(814,540)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,313	-
Amortization	341,270	-
Stock-based compensation	1,420,451	554,633
Issuance of warrants for services	253,749	-
Debt forgiven and included in operations	-	(81,500)
Change in operating assets and liabilities:
Accounts receivable	(93,010)	-
Prepaid expense	(62,487)	15,000
Inventory	21,500	-
Accounts payable and accrued expenses	140,233	201,303
Net cash used in operating activities	(948,305)	(125,104)

Cash flows used in investing activities:
Purchase of intangible assets	(130,333)	-
Net cash used in investing activities	(130,333)	-

Cash flows from financing activities:
Shares issued for cash net of offering costs	6,275,064	125,000
Net cash provided by financing activities	6,275,064	125,000

Net increase (decrease) in cash	5,196,426	(104)

Cash at beginning of period	90	104

Cash at end of period	$5,196,516	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Debt forgiven from related party and included in capital	$-	$90,000
Issuance of common stock in lieu of payables	$261,453	$-
Issuance of common stock in connection with business combination	$12,500,000	$-
Issuance of warrants in connection with business combination	$1,932,300	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated (the “Company” or “Marizyme”), conducted its primary business through its majority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company.

By December 31, 2016, the Company had sold the controlling interest in GROUP and other subsidiaries, keeping only a minority interest in GROUP. On March 21, 2018, the Company formed a wholly owned subsidiary named Marizyme, Inc., a Nevada corporation, and merged with it, effectively changing the Company’s name to Marizyme, Inc. On June 1, 2018, the Company exchanged the shares of GROUP and all the intercompany assets and liabilities for 100% of the shares of X-Assets Enterprises, Inc, a Nevada Corporation. As part of a type-D business restructuring on September 5, 2018, the Company then distributed the X-Assets shares to its stockholders on a 1 for 1 basis.

Beginning after the X-Assets share distribution, Marizyme refocused on the life sciences and began to seek technologies to acquire.

On September 12, 2018, the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title, and interest in their Krillase technology in exchange for 16.98 million shares of Common Stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing, and thrombosis.

On December 15, 2019, the Company entered into a contingent asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah”) to acquire all of the assets and none of the liabilities of Somah (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. On July 30, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement which finalized this Agreement. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU.

On September 25, 2020, the Company formed Somaceutica, Inc., a Florida corporation.

On September 30, 2020, the Company formed Marizyme Sciences, Inc., a Florida corporation.

The Company’s common stock, $0.001 par value per share (the “Common Stock”), is currently quoted on the OTC Markets QB Tier under the ticker symbol “MRZM.”

Change in Management and the Board of Directors

On September 1, 2020, Nicholas DeVito resigned as the Company’s interim chief executive officer and chief financial officer.

On September 1, 2020, Bruce Harmon was appointed as the Company’s chief financial officer.

On September 1, 2020, James Sapirstein, a director of the Company, became the Company’s interim chief executive officer.

On November 1, 2020, Dr. Neil J. Campbell was appointed as the Company’s chief executive officer, president, and director.

On November 1, 2020, James Sapirstein relinquished his role as interim chief executive officer.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $2,971,324 and cash used in operating activities of $948,305 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had a working capital surplus of $5,204,436, and accumulated deficit of $33,951,905. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The unaudited consolidated financial statements of the Company for the nine month periods ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2020. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”) and Marizyme Sciences, Inc. (“Marizyme Sciences”). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for doubtful accounts, recoverability of long-term assets including intangible assets and recoverability of long-term assets including intangible assets and goodwill, stock-based compensation, and deferred tax valuations.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting based on Accounting Standards Codification (“ASC”) 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s condensed consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company did not have an allowance at September 30, 2020 or December 31, 2019. The Company had bad debt expense of $0 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using the FIFO method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has inventory of $161,969 and $0 as of September 30, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with FASB ASC 820 (the “Fair Value Topic”). For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1:Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company had no assets or liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life. Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of operations.

Classification	Estimated Useful Lives
Equipment	5 to 7 years
Furniture and fixtures	4 to 7 years

Impairment of Long-lived Assets

The Company follows ASC paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets at September 30, 2020 and December 31, 2019.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1:Identify the contract with the customer

Step 2:Identify the performance obligations in the contract

Step 3:Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5:Recognize revenue when the company satisfies a performance obligation

We recognize revenue in two ways. For our Distribution Partner channel, we recognize revenue for product sales at the time of delivery of the product to our Distribution Partner (customer). The customer is invoiced, and Payment Terms are Net 30. For online customers, revenue is recognized, and tender is accepted when products are shipped to customers. The receipt is based on actual customer purchases. When we receive payment before the customer has been shipped the product ordered, the amount received is recorded as deferred revenue until the transaction is complete. Our performance obligations for unfulfilled product orders are typically satisfied within one week. Shipping and handling fees charged to customers relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

In the transaction that acquired the assets of Somahlution, LLC, the Company determined that the CE mark for Europe must be in Somahlution, Inc. in order for Somahlution, Inc. to bill revenue and receive the payments accordingly. The Company has filed in Europe for the CE mark to be in Marizyme, Inc. but, until the time it is approved by the Notified Body, BSI (British Standards Institution), which is projected for fourth quarter 2020, Somahlution, LLC provides the billing and receiver of funds. On a periodical basis, the cash received is transferred to Somahlution, Inc.

Cost of Sales

Cost of sales includes the actual cost of merchandise sold and services performed; the cost of transportation of merchandise from vendors to our distribution network, stores, or customers; shipping and handling costs from our stores or distribution network to customers; and the operating cost and depreciation of our sourcing and distribution network and online fulfilment centers.

Net Income (Loss) per Share

The Company computes basic and diluted income (loss) per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common stockholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common stockholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020 and 2019:

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic earnings per common share
Numerator:
Net loss available to common stockholders	$(2,065,043)	$(508,562)	$(2,971,324)	$(814,540)
Denominator:
Weighted average common shares outstanding	29,288,226	19,858,939	23,161,329	19,746,153

Basic loss per common share	$(0.07)	$(0.03)	$(0.13)	$(0.04)

Diluted loss per common share
Numerator:
Net loss available to common stockholders	$(2,065,043)	$(508,562)	$(2,971,324)	$(814,540)
Denominator:
Weighted average common shares outstanding	29,288,226	19,858,939	23,161,329	19,746,153

Basic loss per common share	$(0.07)	$(0.03)	$(0.13)	$(0.04)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2020 and December 31, 2019. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three and nine month periods ended September 30, 2020 and 2019.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segments as of September 30, 2020.

Effect of Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 4 – ACQUISITIONS

Krillase

On September 12, 2018, the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of common stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction was recorded at the fair value of the shares, $28,600,000. No amortization has been recorded as the patents are not yet in a position to produce cash flows.

During 2020, the Company incurred legal and filing fees of $17,801 associated with a patent application for pharmaceutical compositions and methods for the treatment of thrombosis. The patents are pending.

DuraGraft®

On December 15, 2019, the Company entered into a contingent asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah”) to acquire all of the assets and none of the liabilities of Somah (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. On July 31, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU.

The Company compensated the Somah stockholders as follows: (1) 10,000,000 shares of common stock valued at $1.25 per share (the Company’s stock is thinly traded therefore the value per share was determined by the funding completed on August 3, 2020 which sold 4,610,064 shares of common stock at $1.25 per share, which was the first tranche of a total funding of $7,000,240 (5,600,272 shares, August 3, 2020 and September 25, 2020) which all stock was sold at $1.25 per share); (2) 3,000,000 warrants with a strike price of $5.00 per share and a term of five years; and (3) royalties on all net sales for Somahlution, Inc. of 6% on the first $50 million of net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million.

The Company is in the process of determining the fair value of the royalty component of the total consideration as well as the identifiable intangible assets acquired in business combination.   The Company is using a third-party valuation firm and at this time we are unable to estimate the royalty payment stream amount accurately.   As such, the following table represents the preliminary consideration in connection with the transaction excluding the fair value of the royalty payment stream:

Consideration:

Common stock shares	$12,500,000
Fair value of warrants	1,932,300
$14,432,300

Fair value of identifiable assets acquired, and liabilities assumed:

Inventory	$183,469
Fixed assets	9,092
Intangible assets	14,438,471
Accounts payable and accrued expenses	(198,732)
Total	$14,432,300

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 4 – ACQUISITIONS (CONTINUED)

The Company anticipates a significant fair value to be assigned to identifiable intangible assets such as in process research and development and patents.  Included in the preliminary allocation to the fair value of assets acquired and liabilities assumed is an 100% allocation to intangible assets for the consideration in excess of tangible net assets.  The Company utilized a preliminary estimated weighted average amortization period of seven years.  As such, the Company recorded amortization expense of $341,270 and $341,270 during the three and nine months ended September 30, 2020, respectively.

Dr. Vithal D. Dhaduk, a co-founder of Somahlution, LLC (“Dhaduk”), is the subject of a complaint filed in the United States District Court, Middle District of Pennsylvania, Civil Action No. 3:17 cv 02243 in December 2017 by Mukeshkkumar B. Patel (“Patel”), a former business partner of Dhaduk, which complaint makes claims of breach of contract, promissory estoppel and unjust enrichment regarding a Memorandum of Understanding, dated July 16, 2015, between Patel and Dhaduk (“MOU”).  The MOU provided that Dhaduk would pay Patel $9.45 million as consideration for Patel’s agreement to, among other things, (i) exit certain legal entities that were purportedly jointly owned by certain affiliates of Dhaduk and Patel, including Somahlution LLC, and (ii) relinquish his ownership interests in such entities.  On December 2, 2019, the court granted Patel’s motion for summary judgment on his breach of contract claim, which judgment Dhaduk is currently appealing (such legal proceedings, collectively referred to as the “Dhaduk Litigation”).  The Company is not a named defendant in the Dhaduk Litigation, and the court’s summary judgment is against Dhaduk in his personal capacity.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 16, 2020, there were no pending or threatened lawsuits.

Contingencies

On July 13, 2019, the Company signed a consulting agreement with an individual to advise the Board of Directors. The individual receives $30,000 per month through July 13, 2022 and received an option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options were accelerated by the Board on September 2, 2020. See Note 9. The agreement also provided for royalties derived directly from the assets related to wound healing, debridement, grafting, dental applications for both human and pet, and thrombosis.  The royalties will be calculated as follows:

Royalties on U.S. sales equal to:

5% on the first $50,000,000 of net sales

4% on net sales of $50,000,001 up to $200,000,000

2% on net sales over $200,000,000

Royalties on sales outside of the U.S.:

6% on the first $50,000,000 of net sales

4% on net sales of $50,000,001 up to $200,000,000

2% on net sales over $200,000,000

As of September 30, 2020, there has been no revenue therefore no royalties.

On July 31, 2020, the Company executed the acquisition of Somah which provides for royalties as stated herein (see Note 4).

The Company, after the acquisition of Somah, has been leasing the office space on a month-to-month basis with a monthly rate of $10,701. The Company will maintain this office space through December 31, 2020.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment and Consulting Agreements

On September 1, 2020, Bruce Harmon executed a consulting agreement and was named as chief financial officer. He is compensated $120,000 annually, received 40,000 shares of common stock vesting over one year. On October 22, 2020, Mr. Harmon received 120,000 options for common stock vesting over three years with an exercise price of $1.25. See Note 9.

On November 1, 2020, Dr. Neil J. Campbell executed an employment agreement and was named as chief executive officer, president and director. He is compensated $375,000 annually, received 500,000 options for common stock vesting over three years, with an exercise price of $1.25. See Note 10.

NOTE 6 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Furniture and equipment	$701	$-
Computer related	7,220	-
Machinery and equipment	1,171	-
Less: accumulated depreciation	(1,313)	-
Property and equipment, net	$7,779	$-

Depreciation expense for the three and nine months ended September 30, 2020 and 2019 was $1,313.

NOTE 7 –INTANGIBLE ASSETS

On September 12, 2018, the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of common stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction was recorded at the fair value of the shares. No amortization has been recorded as the patents are not yet in a position to produce cash flows.

During 2020, the Company incurred legal and filing fees of $17,801 associated with a patent application for pharmaceutical compositions and methods for the treatment of thrombosis. The patents are pending. The Company capitalized these costs.

On July 31, 2020, the Company executed an agreement with Somah (see Note 4) for the DuraGraft® technology in exchange for 10,000,000 shares of common stock, 3,000,000 warrants and a royalty as stated herein. Somah is engaged in developing products to prevent ischemic injury to organs and tissues and DuraGraft® is a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties.

For the nine months ended September 30, 2020, changes to intangible assets were as follows:

Balance, December 31, 2019	$28,613,000
Acquired in asset purchase agreement	14,438,471
Acquisitions	92,148
Accumulated amortization	(341,270)
Balance, September 30, 2020	$42,802,349

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

None.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

Our Articles of Incorporation authorize the issuance of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of September 30, 2020, and December 31, 2019, there were no shares issued and outstanding, respectively.

Common stock

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock with a par value of $0.001.

As of September 30, 2020, there were 51,888,188 shares of common stock issued and issuable, 35,888,188 outstanding and, as of December 31, 2019, 19,858,939 shares of common stock issued and outstanding.

The following transactions in the Company’s common stock were completed in the nine months ended September 30, 2020:

On January 9, 2020, the Company issued 125,000 shares to a consultant who exercised 125,000 options in lieu of $126,250 in accounts payable.

On April 6, 2020, the Company issued 160,000 shares of common stock to a consultant who exercised 160,000 options in lieu of $161,600 in accounts payable.

On April 6, 2020, the Company issued 5,000 shares of common stock to a director of the Company who exercised 5,000 options in exchange for $5,050 in cash.

On April 6, 2020, the Company issued 15,000 shares of common stock to a consultant in exchange for services rendered in the amount of $15,150.

On June 8, 2020, the Company issued 20,000 shares of common stock to a consultant who exercised 20,000 options in lieu of $20,200 in accounts payable.

On July 28, 2020, the Company issued 54,057 shares of common stock in the conversion of $59,453 of debt.

On July 28, 2020, the Company issued 10,000 shares of common stock were issued at a value of $12,500 to two consultants.

On July 31, 2020, the Company completed the Soma Acquisition (see Note 3) whereas 10,000,000 shares of common stock and 3,000,000 warrants were issued.

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

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

In consideration for services rendered as the placement agent in the Private Placement, on August 2, 2020, the Company paid Univest Securities LLC cash commissions totaling $460,999, or 8% of the gross proceeds of the Private Placement closing, a 1% non-accountable expense allowance totaling $57,625, and the $31,250 balance (of a total of $37,500) due to the placement agent in advisory fees. Additionally, the Company issued to the placement agent a five-year warrant to purchase an aggregate of 229,499 shares of the Company’s Common Stock at an exercise price of $1.375 per share (the “Agent Warrant”). The Agent Warrant, for which the placement agent paid the Company $100, may be exercised on a cashless basis. The exercise price of the Agent Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations, and the like.

On September 1, 2020, the Company issued 40,000 restricted shares of common stock to Bruce Harmon, the chief financial officer of the Company. The shares vest over a one-year period.

On September 25, 2020, the Company closed on the second tranche of funding in the gross amount of $1,237,760 in exchange for 990,208 shares of common stock. The net amount received by the Company was $1,116,566.

Options

The summary of option activity for the nine months ended September 30, 2020 is as follows.

Balance outstanding, December 31, 2019	2,715,000
Issued	450,000
Exercised	(254,057)
Balance outstanding, September 30, 2020	2,910,943

The following stock options were granted during the past two years:

i)Options to purchase 265,000 shares of common stock were granted to directors effective December 6, 2018. The options allowed the recipient to purchase shares at a price of $1.01 for a period of 10 years. The options vested in one year from the date of the grant.

ii)On July 13, 2019, the Company issued options to purchase 2,450,000 shares of common stock to an officer, directors, and a consultant. The options granted the recipient to purchase shares at a price of $1.50 for a period of 10 years. 200,000 options vested at grant. The remaining options vest at the rate of 90,000 options per month. The Company accelerated the vesting to 100% in September 2020 therefore the remaining amortization was recorded as of September 30, 2020. The Company recorded expenses from issuance through September 30, 2020 of $1,345,438.  Two of the recipients exercised a total of 254,057 options using payables to them in the amount of $261,453 for the exercise price.

iii)On January 9, 2020, the Company issued options to purchase 250,000 shares of common stock to a consultant. The options granted the recipient to purchase shares at a price of $1.01 for a period of 10 years. The options vest at the rate of 25,000 options per month. The Company accelerated the vesting to 100% in September 2020 therefore the remaining amortization was recorded as of September 30, 2020. The Company recorded expenses from issuance through September 30, 2020 of $222,385.

iv)On August 18, 2020, the Company issued options to purchase 200,000 shares of common stock to a consultant. The options granted the recipient to purchase shares at a price of $1.37 for a period of 10 years. The options vest over a period of eighteen months. As of September 30, 2020, the Company has recorded $33,012 in stock-based compensation.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of September 30, 2020, the number of options outstanding and exercisable are as follows including weighted average inputs used in calculating stock-based compensation:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Term	Remaining Life in Years	Intrinsic Value
$1.01	265,000	265,000	10 years	8.19	$63,600
$1.50	2,195,943	2,195,943	10 years	8.79	$-
$1.01	250,000	250,000	10 years	9.28	$60,000
$1.37	200,000	30,000	10 years	9.88	$-
	2,910,943	2,740,943			$123,600

Warrants

On June 12, 2019, as part of a financing, the Company issued warrants to purchase 113,637 shares of Common Stock at a strike price of $3 for a period of three years. All of these warrants were still outstanding as of September 30, 2020.

On July 31, 2020, the Company completed the Somah Acquisition (see Note 4) whereas 10,000,000 shares of common stock and 3,000,000 warrants were issued. The warrants have a strike price of $5.00 per share and a term of five years. The fair market value was determined to be $0.6441 per share or $1,932,300.

On September 25, 2020, the Company issued two warrants for services. The warrants were for 168,008 and 112,006 with a strike price of $1.375 and a term of five years. The fair market value was determined to be $0.9062 per share or $152,249 and $101,500, respectively, or $253,749, collectively.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On October 1, 2020, the Company entered into a consulting agreement which had various compensation requirements, including the issuance of 20,000 shares of common stock (valued at $1.25 per share) and 36,364 warrants with an exercise price of $1.375.

On October 22, 2020, the Company issued 50,000 options for common stock to a consultant. The options vest over a three-year period and have an exercise price of $1.25.

On October 22, 2020, the Company issued 120,000 options for common stock to Bruce Harmon, the chief financial officer of the Company. The options vest over a three-year period and have an exercise price of $1.25.

On October 30, 2020, the Company issued 125,000 options for common stock to a consultant. The options vest over a three-year period and have an exercise price of $1.25.

On November 1, 2020, Dr. Neil J. Campbell executed an employment agreement and was named as chief executive officer, president and director. He is compensated $375,000 annually, received 500,000 options for common stock vesting over three years, with an exercise price of $1.25. See Note 5.

On November 9, 2020, the Company issued 15,000 options for common stock vesting over three years, with an exercise price of $1.25, to an employee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENT

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Company Overview

We are a Nevada corporation originally incorporated on March 20, 2007, under the name SWAV Enterprises, Ltd. On September 6, 2010, we changed our name to GBS Enterprises Incorporated and from 2010 to September 2018 we were in the software products and advisory services business for email and instant messaging applications. We divested that business between December 2016 and September 2018 and, since that time, we have begun to focus on the acquisition of life science technologies.

We changed our name to Marizyme, Inc. on March 21, 2018, to reflect our new life sciences focus, and our common stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM.” We may also examine our options with respect to the listing of our common stock on the Nasdaq Stock market or the NYSE.

In the second half of 2018, we acquired the protease-based therapeutic platform called Krillase® from ACB Holding AB.

Recent Events

Somahlution Asset Acquisition

On July 30, 2020, we acquired all of the assets and certain of the liabilities of Somahlution LLC, or Somahlution, and its related companies, referred to collectively as Somah. Somah was engaged in developing products to prevent ischemic injury to organs and tissues and its products, which we refer to as the “Somah Products,” include DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. As part of this acquisition, we acquired Somahlution, Inc., a wholly owned subsidiary of Somahlution and holder of the CE marks for manufacture and sale of the DuraGraft® products in the European Union.

Pursuant to the terms of the Acquisition, Somah is entitled to appoint two members to our board of directors, one of whom must be independent. Additionally, Dr. Satish Chandran, Somah’s co-founder and Chief Executive Officer, has become our Chief Technical Officer and Dr. Catherine Pachuk, Somah’s Chief Science Officer, has become our Chief Science Officer.

Private Placement

On August 3, 2020, we conducted an initial closing of a private placement (the “Private Placement”) in which we sold to a number of accredited investors an aggregate of 4,609,984 shares of our common stock, par value $0.001 per share, at a purchase price of $1.25 per share for an aggregate amount of $5,762,480. On September 25, 2020, we conducted a second closing of the Private Placement and sold an additional 990,208 shares of our common stock for an aggregate amount of $1,237,760, for a total Private Placement offering amount of $7,000,240. The offering costs were $725,176, leaving net proceeds of $6,275,064.

Our Products

Krillase

Through our acquisition of the Krillase technology from ACB Holding AB, we have purchased a European Union clinically tested and previously patented protease therapeutic platform for the treatment of chronic wounds/burns. Krillase may be classified as a biological drug, however, it has been classified as a Class III medical device in Europe for treating chronic wounds.

Krillase, derived from Antarctic krill, shrimp-like crustaceans, is a combination of endo and exopeptidases that safely and efficiently breaks down thrombogenic material and necrotic tissue. A mix of proteinases and peptidases in Krillase helps the Antarctic krill digest and break down its food in the extremely cold Antarctic environment. As a result, the specialized enzymes provide a “cutting” capability. As a “biochemical knife,” Krillase breaks down necrotic tissue and thrombogenic material and can mitigate or treat multiple disease states in humans. For example, Krillase may dissolve arterial thrombogenic plaque safely and efficiently. In preclinical studies in Europe, Krillase has demonstrated that it can completely dissolve fresh and organized thrombus faster and more effectively than currently approved fibrinolytic therapy without the potential for bleed outs, and it has demonstrated in both preclinical and clinical studies that it promotes faster healing and supports grafting for chronic wounds and burns.

We have acquired a Krillase based product pipeline that is focused on developing products that treat a number of conditions across the critical care market. Itemized below is a breakdown of our current Krillase pipeline and its development status:

•MB101 – Therapy for complex wounds and burns: Completed Phase 2B trials in the EU.

•MB102 – Therapy for acute ischemic stroke: Concept stage.

•MB104 – Therapy for deep vein thrombosis: Early pre-clinical stage.

•MB105 – Therapy for dissolving plaque and biofilms on teeth.

Krillase received medical device status in the European Union for debridement of deep partial and full-thickness wounds in hospitalized patients, on July 19, 2005. we expect to initiate commercialization of the Krillase wound healing product for distribution in Europe and South America in 2022. Krillase will initially be delivered as a sterile, long shelf life lyophilized powder.

DuraGraft®

On July 31, 2020, we closed the acquisition of Somahlution DuraGraft.

The DuraGraft Product

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

•Benefits of CABG are, however, limited by high patient level vein graft failure (VGF) rates (~50%) that have not changed in decades.

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

Our Growth Strategy

Our growth strategy is premised on integrating the acquisition of the Somah assets and the engagement of the Somah personnel in connection with this acquisition and future capital raising offerings, either public or private.

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

The strategic plans described above will require capital. There can be no assurances that we will be able to raise the capital that we will need to execute our plans or that capital, in addition to the amount we raised in the Private Placement, whether through securities offerings, either private or public, will be available to us on acceptable terms, if at all. An inability to raise sufficient funds could cause us to scale back our development and growth plans or discontinue them altogether.

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

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, including such authorities in Europe, which could result in delays of reviews and approvals, including with respect to our product candidates and our plans to submit a Q-sub clinical proposal to the FDA for supporting an additional clinical study if required for the DuraGraft product. While there has been no specific notices of delay from federal or foreign government authorities, potential interruptions, delays or changes to the operations of the FDA, or of any foreign authority with which we might interact, might impact the approval of any applications we plan and will need to file in the future.

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

•submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

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

GOING CONCERN

The accompanying unaudited consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $2,971,324 and cash used in operating activities of $948,305 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had a working capital surplus of $5,204,436, and accumulated deficit of $33,951,905. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FINANCIAL OPERATIONS OVERVIEW

As of September 30, 2020, our accumulated deficit is $33,951,230 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2020 and 2019

Revenues

Our total revenue was $124,985 and $0 for the three months ended September 30, 2020 and 2019, respectively. The increase in revenue is due to the acquisition of Somahlution, LLC and Somaceutica, LLC and the acquisition of Somahlution, Inc. on July 31, 2020 (the “Soma Acquisition”).

Direct Costs of Revenue

Our direct costs of revenue were $25,714 and $0 for the three months ended September 30, 2020 and 2019, respectively. The increase in direct costs of revenue is due to the Soma Acquisition.

Operating Expenses

For the three months ended September 30, 2020, our operating expenses increased to $2,190,028 from $508,562 for the three months ended September 30, 2019. The increase was primarily due to the Soma Acquisition. The increase was primarily stock-based compensation ($1,107,085 for the three months ended September 30, 2020 compared to $554,633 for the three months ended September 30, 2020), professional fees ($170,753 compared to $(48,344) for the three months ended September 30, 2020 and 2019, respectively), and salaries ($433,318 compared to $0 for the three months ended September 30, 2020 and 2019, respectively).

Net Loss

For the three months ended September 30, 2020, we had a net loss of $2,065,043 as compared to $508,562 for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenues

Our total revenue was $124,985 and $0 for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenue is due to the Soma Acquisition.

Direct Costs of Revenue

Our direct costs of revenue were $25,714 and $0 for the nine months ended September 30, 2020 and 2019, respectively. The increase in direct costs of revenue is due to the Soma Acquisition.

Operating Expenses

For the nine months ended September 30, 2020, our operating expenses increased to $3,096,309 from $814,540 for the nine months ended September 30, 2019. The increase was primarily due to the Soma Acquisition. The increase was primarily stock-based compensation ($1,674,200 for the nine months ended September 30, 2020 compared to $554,633 for the nine months ended September 30, 2020), professional fees ($494,295 compared to $189,458 for the nine months ended September 30, 2020 and 2019, respectively), and salary expense ($433,318 compared to $0 for the nine months ended September 30, 2020 and 2019, respectively).

Net Loss

For the nine months ended September 30, 2020, we had a net loss of $2,971,324 as compared to $814,540 for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, we had $5,196,516 in cash, compared to $90 at December 31, 2019. At September 30, 2020, our accumulated deficit was $33,951,905 compared to $30,980,581 at December 31, 2019. There is substantial doubt as to our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K as filed on April 15, 2020, for a discussion of our critical accounting policies and estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Interim Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.The Company’s lack of independent directors;

2.Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•The Company will add a number of independent directors to the board and establish an Audit Committee comprised of the independent directors.

•The Company has added sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. To this end, effective September 1, 2020, the Company hired Mr. Bruce Harmon to serve as the Company’s Chief Financial Officer as well as other accounting personnel.

•The Company has hired staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

•The Company will develop and maintain adequate written accounting policies and procedures.

Additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer, Dr. Neil J. Campbell, and our principal financial officer, Bruce Harmon, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were changes during the quarter ended September 30, 2020. The Company appointed Mr. Harmon as chief financial officer and additional accounting staff to facilitate increased internal controls.

Limitations on the Effectiveness of Controls

The Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 1A. RISK FACTORS.

For information regarding the various risk factors that may affect our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 15, 2020, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended September 30, 2020, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report of Form 8-K and we did not repurchase any of our common stock, except as follows:

On September 1, 2020, the Company issued Bruce Harmon, the Company’s chief financial officer, 40,000 shares of common stock which vest over one year. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 15, 2020, the Company amended the consulting agreement with Bruce Harmon to increase his annual compensation from $60,000 to $120,000. On October 22, 2020, the Company issued Bruce Harmon 120,000 options for common stock, vesting over three years, with an exercise price of $1.25.

Due to the acquisition of the assets of Somahlution, LLC and related parties, the Company appointed Dr. Satish Chandran as Chief Technology Officer and Dr. Catherine J. Pachuk as Chief Science Officer.  Their respective bios follow:

Satish Chandran, Ph.D.

Dr. Chandran, a distinguished biotechnology veteran with over 25 years of leadership positions, was appointed as Chief Technology Officer of Marizyme, Inc. on July 31, 2020 related to the acquisition of Somahlution, LLC assets by Marizyme, Inc.  Dr. Chandran was a co-founder of Somahlution, LLC and served as its Chief Executive Officer since 2012.  Dr. Chandran has also served as Director of the Center of Excellence for Biopharmaceutical Research & Development and Professor of Pharmaceutics at North Dakota University, was Chief Technology Officer at the BioTherapeutics (OUT) Division of Pfizer, and was a professor at the Institute for Hepatitis and Virus Research.  Dr. Chandran received his Ph.D. from Memorial University in Newfoundland, Canada and completed a post-doctoral fellowship at Fox Chase Cancer Center in Philadelphia. Dr. Chandran has produced numerous publications and several patents in diverse areas of biotechnology research and development.

Catherine J. Pachuk, Ph.D.

Dr. Pachuk has over 25 years of research and development leadership experience in the pharmaceutical and biotech sectors with expertise in both drug, device and vaccine development with significant experience in nucleic acid based therapeutic platforms including ASO, RNAi and nucleic acid based vaccines.  Her key areas of therapeutic focus are viral diseases including Hepatitis B, Hepatitis C, and Coronavirus, metabolic disease, HCC and indications associated with Ischemia Reperfusion Injury. She was involved in advancing multiple product candidates into the clinic and market including several first-in-man compounds. She received her Ph.D. in molecular virology from the University of Pennsylvania where she studied the molecular biology of coronaviruses. She also has a dual Regulatory Affairs Certificate from RAPS (Regulatory Affairs Professional Society) in Medical Devices and Pharmaceuticals.

Following a post-doctoral fellowship at SmithKline Beecham, she joined Apollon, Inc. to develop programs in oligonucleotide-based therapeutics, and subsequently DNA-based vaccines for both viral and oncology indications. Following the acquisition of Apollon, Inc. by Wyeth-Ayerst Research in 1998 she continued to direct several vaccine programs which resulted in several plasmid-based vaccine products being advanced into clinical trials. During this time, Dr. Pachuk worked with CBER in the drafting of a “Points to Consider” document regarding points to consider for administration of plasmid DNA compounds in humans. In 2001, she co-founded Nucleonics, a biotech focused on the development of RNAi-based therapeutics, one of which was advanced into clinical studies in Chronic Hepatitis B patients. Until April of 2008, she was VP of Preclinical Research. Dr. Pachuk then went on to lead biology and preclinical development efforts for Pfizer’s oligonucleotide therapeutic programs (ASO and siRNA) in the areas of oncology and metabolic disease and was a member of the Executive Leadership Team.

Dr. Pachuk also has significant experience in nucleic-acid delivery and has led nucleic acid-delivery programs for ASO, plasmid-based therapeutics, and siRNA at Apollon/Wyeth Vaccines, Nucleonics and Pfizer.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation (filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (filed as an exhibit to Form 10-K filed July 16, 2012)

3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (filed as an exhibit to Form 10-K/A filed July 15, 2011)

3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

4.1	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

4.2	Form of Incentive Stock Option Agreement (filed as an exhibit to Form 10-Q filed on November 13, 2019)

10.1	Form of Subscription Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.2	Form of Registration Rights Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.3	Employment Agreement dated November 1, 2020 with Dr. Neil J. Campbell (filed as an exhibit to Form 8-K filed on November 6, 2020)

10.4	Indemnification Agreement dated November 1, 2020 with James Sapirstein

10.5	Indemnification Agreement dated November 1, 2020 with Terry Brostowin

10.6	Indemnification Agreement dated November 1, 2020 with Bruce Harmon

31.1 (1)

Certification of Principal Executive Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)

Certification of Principal Accounting Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Taxonomy Extension Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: November 16, 2020
	By:	/s/ James Sapirstein
James Sapirstein
Executive Chairman (Principal Executive Officer)

Date: November 16, 2020
	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer (Principal Accounting Officer)