Form 10-Q/A
period 2020-09-30
MARIZYME INC
filed 2020-11-24
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$124,985	$-	$124,985	$-

Operating expenses
Direct costs of revenue	25,714	-	25,714	-
Professional fees	170,753	(48,344)	494,295	189,458
Salary expenses	433,318	-	433,318	-
Stock-based compensation	1,107,085	554,633	1,674,200	554,633
Other general and administrative expenses	453,159	2,273	468,783	70,449
Total operating expenses	2,190,028	508,562	3,096,309	814,540

Loss from operations	(2,065,043)	(508,562)	(2,971,324)	(814,540)

Net loss	$(2,065,043)	$(508,562)	$(2,971,324)	$(814,540)

Loss per share - basic and fully diluted	$(0.07)	$(0.03)	$(0.13)	$(0.04)

Weighted average number of shares of common stock – basic and fully diluted	29,288,226	19,858,939	23,161,329	19,746,153

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation (filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (filed as an exhibit to Form 10-K filed July 16, 2012)

3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (filed as an exhibit to Form 10-K/A filed July 15, 2011)

3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

4.1	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

4.2	Form of Incentive Stock Option Agreement (filed as an exhibit to Form 10-Q filed on November 13, 2019)

10.1	Form of Subscription Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.2	Form of Registration Rights Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.3	Employment Agreement dated November 1, 2020 with Dr. Neil J. Campbell (filed as an exhibit to Form 8-K filed on November 6, 2020)

10.4	Indemnification Agreement dated November 1, 2020 with James Sapirstein (filed as an exhibit to Form 10-Q filed on November 16, 2020)

10.5	Indemnification Agreement dated November 1, 2020 with Terry Brostowin (filed as an exhibit to Form 10-Q filed on November 16, 2020)

10.6	Indemnification Agreement dated November 1, 2020 with Bruce Harmon (filed as an exhibit to Form 10-Q filed on November 16, 2020)

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
Date: November 24, 2020
	By:	/s/ James Sapirstein
James Sapirstein
Executive Chairman (Principal Executive Officer)

Date: November 24, 2020
	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer (Principal Accounting Officer)