Form 10-K
period 2020-12-31
MARIZYME INC
filed 2021-04-15
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-53223

MARIZYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

555 Heritage Drive, Suite 200, Jupiter, FL	33458
(Address of Principal Executive Offices)	(Zip Code)

(561) 935-9955

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21,468,872, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $2.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 35,928,188 as of April 12, 2021.

Forward-Looking Information

This Annual Report of Marizyme, Inc. on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Marizyme, Inc. Such discussion represents only the best present assessment from our Management.

All references in this Form 10-K to “Marizyme,” the “Company,” “we,” “us,” “our” and similar terms and expressions shall mean Marizyme, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

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

We changed our name to Marizyme, Inc. on March 21, 2018, to reflect our new life sciences focus. Our common stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM.” We may also examine our options with respect to the listing of our common stock on the Nasdaq Stock market or the NYSE.

In the second half of 2018, we acquired the protease-based therapeutic platform called Krillase® from ACB Holding AB.

Recent Events

Somahlution Asset Acquisition

On July 31, 2020, we acquired all the assets and certain of the liabilities of Somahlution LLC, or Somahlution, and its related companies, referred to collectively as Somah. Somah was engaged in developing products to prevent ischemic injury to organs and tissues and its products, which we refer to as the “Somah Products,” include DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. As part of this acquisition, we acquired Somahlution, Inc., a wholly owned subsidiary of Somahlution and holder of the CE marks for manufacture and sale of the DuraGraft® products in the European Union.

Pursuant to the terms of the Acquisition, Somah was entitled to appoint two members to our board of directors, one of whom must be independent. In January 2021, Dr. Vithal Dhaduk was appointed to one of the board seats. Additionally, Dr. Satish Chandran, Somah’s co-founder and Chief Executive Officer, became our Chief Technical Officer and Dr. Catherine Pachuk, Somah’s Chief Science Officer, became our Chief Science Officer. Dr. Chandran left the Company on April 2, 2021.

Private Placement

On August 3, 2020, we conducted an initial closing of a private placement (the “Private Placement”) in which we sold to several accredited investors an aggregate of 4,609,984 shares of our common stock, par value $0.001 per share, at a purchase price of $1.25 per share for an aggregate amount of $5,762,480. On September 25, 2020, we conducted a second closing of the Private Placement and sold an additional 990,208 shares of our common stock for an aggregate amount of $1,237,760, for a total Private Placement offering amount of $7,000,240. The offering costs were $725,176, leaving net proceeds of $6,275,064.

Our Products

DuraGraft®

On July 31, 2020, Marizyme closed the acquisition of Somahlution’s product, DuraGraft.

The DuraGraft Product

Somahlution has been engaged in developing products based on its cytoprotective platform technology, to prevent ischemic injury to organs and tissues in grafting and transplantation surgeries. Its products and product candidates, which are referred to as the Somah Products, include DuraGraft, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, thereby reducing the incidence and complications of graft failure and improving clinical outcomes post bypass surgery.

DuraGraft Indications

DuraGraft is an “endothelial damage inhibitor” indicated for cardiac bypass, peripheral bypass, and other vascular surgeries. It is CE marked and is approved for marketing in 33 countries worldwide on 4 continents including, but not limited to the European Union, Turkey, Singapore, Hong Kong, India, the Philippines, and Malaysia. Somahlution has also been focused on developing products to mitigate the effects of ischemia reperfusion injury in other grafting and transplantation surgeries and other indications in which ischemic injury can cause disease. Multiple products derived from the cytoprotective platform technology for several indications are under various stages of development.

●	DuraGraft is a CE-marked endothelial damage inhibitor that protects free vascular grafts and endothelium against ischemic injury.

●	DuraGraft is approved in Europe for graft protection and preservation during bypass (cardiac and peripheral) and other vascular surgeries.

●	DuraGraft protects graft tissue from harvesting through anastomosis and is used during coronary artery bypass grafting, or CABG, (and other vascular surgeries) as a treatment to maintain the structural and functional integrity of the endothelium of isolated vascular grafts.

●	The use of DuraGraft is associated with the reduction of post-CABG complications associated with graft disease and failure; myocardial infarction, repeat revascularization, and major adverse cardiovascular events, or MACE.

Unmet Clinical Needs

●	CABG remains the standard treatment for multi-vessel coronary artery disease or left main artery disease.

●	Benefits of CABG are, however, limited by high patient level of vein graft failure (VGF) rates (50%) that have not changed in decades.

●	“The Early Promise of Coronary Bypass Grafting has not been fulfilled and an insidiously deadly variety of atherosclerosis progressively chokes vein grafts and extinguishes their benefits,” Fitzgibbons, 1996.

●	“VGF remains one of the leading causes of poor in-hospital and long-term outcomes after CABG,” Harskamp, 2013.

●	“The Issue of Low Patency Rates Owing to VGF Needs Urgent Attention,” de Vries, 2016.

●	Vein graft failure is result of damage to graft endothelium that occurs during CABG surgery.

●	Ischemic reperfusion injury is the primary cause of endothelial damage.

●	Vein graft failure post-CABG is associated with poor clinical outcomes.

●	DuraGraft minimizes endothelial damage, reduces graft disease, and improves clinical outcomes.

Commercial Considerations

According to market analysis reports, the size value of the coronary artery bypass graft market globally was approximately $16 billion. This market is forecasted to increase at a CAGR of 5.8% from 2017 to 2025 (Grand View Research, March 2017). Globally, it is estimated that approximately 800,000 CABG procedures are performed each year (Grand View Research, March 2017), with procedures performed in the U.S. being a substantial percentage of the total global procedures performed. In the U.S., it is estimated that approximately 340,000 CABG surgeries are performed each year. The number of CABG procedures performed is predicted to decline at a rate of approximately 0.8% per year to less than 330,000 annually by 2026, primarily due to medical and technological advances in the use of percutaneous coronary intervention, also known as “angioplasty” (idata Research, September 2018).

In 2017, the number of peripheral vascular surgeries, which include angioplasty and bypass of peripheral arteries, vein removal, thrombectomy, and endarterectomy operations, were approximately 3.7 million worldwide. The number of peripheral vascular procedures is forecasted to increase at a CAGR of 3.9% in years 2017 to 2022 and is expected to exceed 4.5 million procedures by 2022 (Research and Markets, October 2018).

The DuraGraft product addresses unmet medical needs in both of these clinical markets. DuraGraft is a CE-marked endothelial damage inhibitor that protects free vascular grafts and endothelium against ischemic injury. The product is approved for use in Europe for graft protection and preservation during bypass (cardiac and peripheral) and other vascular surgeries. The company is currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Europe, South America, Australia, Africa, the Middle East, and the Far East. As of the date of this filing, the Company anticipates the submission of a de novo 510k application to the U.S. FDA for the use of DuraGraft in CABG procedures in the 4th quarter of 2021. In anticipation of the filing of the de novo 510k application for DuraGraft, the company plans to submit a pre-submission document to the FDA that describes the strategy for demonstrating the clinical safety and efficacy of the product.

Krillase

Through our acquisition of the Krillase technology from ACB Holding AB, we have purchased a European Union researched and evaluated protease therapeutic platform that has the potential for use in the treatment of chronic wounds/burns, and other clinical applications. Krillase may be classified as a biological drug, however, it has been classified as a Class III medical device in Europe for treating chronic wounds.

Krillase, derived from Antarctic krill, shrimp-like crustaceans, is a combination of endo and exopeptidases that safely and efficiently breaks down organic material. The mix of proteinases and peptidases in Krillase helps the Antarctic krill digest and break down its food in the extremely cold Antarctic environment. As a result, this specialized collection of enzymes provides a unique biochemical “cutting” capability. As a “biochemical knife,” Krillase can potentially break down organic matter, such as necrotic tissue, thrombogenic material, and biofilms produced by microorganisms. As such, it may be useful in the mitigation or treatment of multiple disease states in humans. For example, Krillase may dissolve arterial thrombogenic plaque safely and efficiently, promote faster healing and support the grafting of skin for the treatment of chronic wounds and burns, and reduce bacterial biofilms associated with poor oral health in humans and animals.

We have acquired a Krillase-based product pipeline that is focused on developing products that treat several conditions across the critical care market. Itemized below is a breakdown of our projected Krillase development pipeline:

●	MB101 – Therapy for complex wounds and burns
●	MB102 – Therapy for acute ischemic stroke
●	MB104 – Therapy for deep vein thrombosis
●	MB105 – Therapy for dissolving plaque and biofilms on teeth

Krillase received medical device status in the European Union for debridement of deep partial and full-thickness wounds in hospitalized patients, on July 19, 2005.

As of the date of this filing, the Company continues to evaluate commercial, clinical, research, and regulatory considerations involved in marketing our Krillase-based product line. Our commercial strategy in developing this product line is two-fold:

●	First, leverage and maximize near-term revenue generating opportunities with products for commercial or clinical applications that have low regulatory risk,

●	Second, develop products for applications of the Krillase platform that address unmet medical needs or address medical market needs better than existing products in the marketplace, in clinical applications that have higher regulatory risk, but significant commercial potential.

We anticipate finalizing our development, operation and commercial strategy regarding the Krillase platform by 2022.

Our Competitive Strength

We believe that the following competitive strengths will enable us to compete effectively:

Our cytoprotective platform provides a significant and substantial competitive advantage as:

●	DuraGraft, CE marked in Europe, is a “first-in-class” product and is approved for sale in Europe for vein graft preservation.

●	The extensive research that went into the development of the DuraGraft product has generated significant proprietary knowhow regarding the mechanisms of cellular protection from ischemia. We plan to leverage this knowhow in the generation of additional products and product formulations for cellular protection and tissue and organ transplantation.

Our Krillase platform provides a significant and substantial competitive advantage as:

●	Preliminary studies in Europe have shown Krillase to achieve superior wound healing effects in treatment of necrotic leg ulcers.

●	Our patent protected unique mixture of highly efficient endo and exopeptidases extracted from the digestive tract of the Antarctic Krill is difficult to reproduce artificially.

Our Growth Strategy

Our growth strategy is premised on integrating the acquisition of the Somah assets and future capital raising offerings, either public or private.

We will strive to grow our business by pursuing the following key growth strategies:

●	Continue to grow the base business through the current market channels for DuraGraft in Europe and utilize the base of key opinion leaders to expand the sale of DuraGraft into additional markets globally, explore further use of the cytoprotective platform for new research and clinical applications.

●	Pursue regulatory approval and commercialization of DuraGraft and related Somah products in the United States.

●	Complete the research, development, and begin to commercialize our Krillase platform through the development of (i) manufacturing and distribution in Europe and South America of a Krillase wound debridement and healing product, and (ii) explore additional Krillase-based commercial and clinical applications.

●	Expand our product portfolio through the identification and acquisition of cell preservation and additional life science assets.

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

Patent Portfolio

Upon our acquisition of the Somahlution, LLC (“Somahlution”) assets, we acquired all of the Somahlution intellectual property relating to the Somahlution products, including patents rights and trademarks relating to DuraGraft. In addition, prior to the closing of the Somahlution asset acquisition, in certain countries, we paid the costs relating to the filing and registration of patent applications and were granted ownership rights to DuraGraft patents issued in those countries.

As a result of our 2018 acquisition of the Krillase platform assets from ACB Holding AB, a Swedish corporation, we acquired patents and patent applications relating to the Krillase technology.

Currently, we are in the process of conducting a thorough and comprehensive, world-wide inventory of our patent and trademark positions with respect to both our DuraGraft and Krillase assets.

We own the internet domain names, www.marizyme.com and www.somahlution.com, which are our primary operating websites. We own additional websites which are reserved for future operations. The information contained in our websites is not incorporated by reference in this annual report.

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

Impact of the Coronavirus

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus, COVID-19, originating in Wuhan, China, and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect our prospective future revenues, and our operations and those of third parties with whom we might interact, including by causing disruptions in the development of our product candidates, product marketing efforts and the conduct of current and expected future clinical trials.

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, including such authorities in Europe, which could result in delays of reviews and approvals, including with respect to our product candidates and our plans to submit a Q-sub clinical proposal to the FDA for supporting an additional clinical study if required for the DuraGraft product. While there have been no specific notices of delay from federal or foreign government authorities, potential interruptions, delays, or changes to the operations of the FDA, or of any foreign authority with which we might interact, might impact the approval of any applications we plan and will need to file in the future.

We have not developed a COVID-19 contingency plan to address the potential challenges and risks presented by this pandemic. If we were to prepare such a plan, there could be no assurance that it would be effective in mitigating the effects of the COVID-19 virus.

Competition

DuraGraft is a product that can minimize vein graft disease and vein graft failure, leading to significantly improved outcomes for patients undergoing CABG surgeries. Our peer-reviewed and published data has demonstrated DuraGraft’s superiority over “standard of care” vein or arterial graft wetting solutions such as saline, buffered solutions, and autologous patient blood in maintaining vascular endothelial cell structure and function. Unlike DuraGraft, these other wetting solutions do not protect against ischemic injury and prevent ischemic reperfusion injury. Additionally, they are also associated with some solution tissue incompatibility as well.

DuraGraft was the first product approved for its indication in vascular surgeries, including CABG, peripheral, and other vascular surgeries. Since its CE mark approval, we know of no other products that have undergone no randomized clinical trials, regulatory review or are CE marked for this indication. There is a compounded product, TiProtect, that is available from Franz Kohler laboratories in Germany. As far as we know, this product has not been CE marked approved and is used cold (and as such is inconsistent with normal CABG surgical practice). To date there is no clinical data supporting its use and comes with two significant warnings regarding its use. Its availability and use are limited to Spain and some surgeons in Germany.

Compliance with Government Regulation

The FDA, Competent Authorities and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of medical device products such as those the Company has developed and is developing. These agencies and federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labelling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of the Company’s medical device product candidates. To comply with the regulatory requirements in each of the jurisdictions in which the Company is marketing or seeking to market and subsequently sell its products, the Company is establishing processes and resources to provide oversight of the development, approval processes and launch (including post market surveillance) of its products and to position those products in order to gain market share.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

U.S. Government Regulation

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations.

The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending Market Authorizations, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a medical device may be marketed in the United States generally involves the following:

●	completion of design control activities (including design verification activities such as pre-clinical laboratory tests, engineering tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or good laboratory practices (“GLPs”) regulations and 21 CFR part 820 regulations;

●	Submission to the FDA of an investigational device exemption, or IDE, which must become approved before human clinical trials may begin;

●	approval by an institutional review board, or IRB, of the study protocol and informed consent forms for the clinical site before each trial may be initiated. Multiple sites may necessitate the involvement of multiple IRBs and submissions;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”), requirements to establish the safety and efficacy of the proposed drug product for each indication;

●	submission to the FDA of a Marketing Application (510k, De Novo, PMA, etc.) which would include the study reports of the clinical trials, pre-clinical testing, design verification and validation activities, labeling, etc. as well as other required sections to be included in the Marketing Authorization;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMPs”) or PAI (Pre-approved Inspection) requirements and to assure that the facilities, methods and controls are adequate to preserve the medical device’s identity, quality; and

●	FDA clearance of the medical device.

Pre-clinical Studies

Pre-clinical studies include laboratory evaluation of the medical device product’s chemistry, engineering testing, stability, biocompatibility (including toxicity) and shipping (container closure), as well as animal studies to assess potential safety and efficacy. An IDE sponsor must submit the results of the pre-clinical tests, together with manufacturing information, testing, data and any available clinical data or literature, among other things, to the FDA as part of an IDE. Some pre-clinical testing may continue even after the IDE is submitted. An IDE automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IDE sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IDE may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the use of the investigational device to human subjects pursuant to a clinical protocol, under the supervision of qualified investigators in accordance with GCPs requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives or endpoints of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA under the IDE. In addition, an IRB (central or at each institution participating in the clinical trial) must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the medical device has been associated with unexpected serious harm to patients.

Marketing Approval

The results of the pre-clinical studies and engineering testing, together with detailed information relating to the product’s composition, manufacture, quality controls and proposed labeling, among other things, and assuming successful completion of clinical testing (if required) are submitted to the FDA as part of a MA requesting clearance to market the product for one or more indications. In most cases, the submission of an MA is subject to a substantial application user fee. Under the Medical Device User Fee Act (“MDUFA”), guidelines that are currently in effect are dependent on type of submission, and typically the FDA has a goal that ranges between 100 – 300 days from the date of “filing” of a standard MA for the substantive review. This total review typically takes longer from the date of submission because the FDA has approximately15 days to make a “filing” decision. Additionally, if during the filing decision or the substantive review FDA determines a sponsor need provide additional information (AI), the sponsor has 180 days to provide requested information and during such time, the FDA review clock is halted.

Before clearing a MA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not clear an application unless it determines that the manufacturing processes and facilities are in compliance with cGMPs requirements and adequate to assure consistent production of the product within required specifications. Additionally, before clearing a MA, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs requirements.

After evaluating the MA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue clearance in a form consistent with the type of application. A complete response letter must contain a statement of specific items that prevent the FDA from approving the application and will also contain conditions that must be met in order to secure final approval of the MA and may require additional clinical or pre-clinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes clearance to commercially market the medical device product with specific instructions for use for specific indications.

Even if the FDA clears a product, it may limit the approved indications for use the of product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Medical device products manufactured or distributed pursuant to FDA clearance are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of a MA. For example, the FDA may require post-marketing testing and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, medical device manufacturers and other entities involved in the design, manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMPs requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMPs compliance.

Once approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions. Other potential consequences include, but are not limited to:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending sponsor MAs or supplements to approved MAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In addition, products, if deemed adulterated, can lead to serious consequences as set forth above as well as civil and criminal penalties.

Foreign Government Regulation

To the extent that any of the Company’s product candidates are to be approved and sold in a foreign country, The Company may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

In order to market the Company’s products in the EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions (e.g., in Europe, the United Kingdom and Switzerland), a sponsor must obtain separate regulatory approvals. More concretely, in the EEA, medical device products can only be commercialized after obtaining a Marketing Authorization, or MA. There are currently two types of marketing authorizations in the EU are Medical Device Directive (MDD 93/42/EEC) and Medical Device Regulation (EU 2017/745). As of May 26, 2021, the MDR repeals MDD and all new marketing authorizations must meet the requirements of MDR. The activities associated with MA approval are conducted by authorized Notified Bodies on behalf of the EU competent authorities.

Before granting the MA, the NB makes an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In order to make this determination, the Sponsor submits a Technical File or Design Dossier for approval.

Other U.S. Healthcare Laws

In addition to FDA restrictions on marketing of medical device products, other U.S. federal and state healthcare regulatory laws restrict business practices in the medical device industry, which include, but are not limited to, state and federal anti-kickback, false claims, data privacy and security and physician payment and drug pricing transparency laws.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if anyone purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

Additionally, the intent standard under the U.S. federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, or off-label, uses. Companies also have been prosecuted for allegedly violating the Anti-Kickback Statute and False Claims Act as a result of impermissible arrangements between companies and healthcare practitioners or as a result of the provision of remuneration by the companies to the healthcare practitioners. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act (“HIPAA”) of 1996 created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, the ACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Covered manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain states require the implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

The Company may also be subject to data privacy and security regulation by both the federal government and the states in which The Company conducts its business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the Final HIPAA Omnibus Rule, published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. In the EU, similar privacy requirements have been implemented under EU Law General Data Protection Regulation (GDPR 2016/679). These requirements include provisions related to the processing of personal data of individuals within the EEA and also addresses the transfer of personal data outside the EU and EEA areas.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which the Company obtains regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use the Company’s products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the Company’s products. Sales of any products for which The Company receives regulatory approval for commercial sale will, therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations. In the United States, the process for determining whether a third-party payor will provide coverage for a product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover The Company’s product candidates could reduce physician utilization of The Company’s products once approved and have a material adverse effect on The Company’s sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable The Company to maintain price levels sufficient to realize an appropriate return on The Company’s investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical device product or service does not ensure that other payors will also provide coverage for the medical device product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require The Company to provide scientific and clinical support for the use of The Company’s products to each payor separately and will be a time-consuming process.

In the EEA, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert commercial pressure on pricing within a country.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical device products, examining the medical necessity and reviewing the cost-effectiveness of medical device products, in addition to questioning safety and efficacy. If these third-party payors do not consider the Company’s products to be cost-effective compared to other available therapies, they may not cover The Company’s products after regulatory approval or clearance, or if they do, the level of payment may not be sufficient to allow The Company to sell its products at a profit.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; creation of the Independent Payment Advisory Board, once empaneled, will have authority to recommend certain changes to the Medicare program that includes establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Since its enactment, the U.S. federal government has delayed or suspended the implementation of certain provisions of the ACA.

The Company expects that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement and additional downward pressure on the price that The Company receives for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The implementation of cost containment measures or other healthcare reforms may prevent The Company from being able to generate revenue, attain profitability or commercialize The Company’s drugs.

Additionally, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

The Company expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for The Company’s products once approved or additional pricing pressures.

Animal Health Business

The development, approval and sale of animal health products are governed by the laws and regulations of each country in which we intend to seek approval, where necessary, to market and subsequently sell our non-drug products. To comply with these regulatory requirements, we are establishing processes and resources to provide oversight of the development, approval processes and launch of our products and to position those products in order to gain market share in each respective market.

Certain U.S. federal regulatory agencies are charged with oversight and regulatory authority of animal health products in the United States. These agencies, depending on the product and its intended use, may include the FDA, the USDA and the Environmental Protection Agency. In addition, the Federal Trade Commission may, in the case of non-drug products, regulate the marketing and advertising claims being made.

Labeling

The FDA plays a significant role in regulating the labeling, advertising and promotion of animal health products. This is also true of regulatory agencies in the EU and other territories. In addition, advertising and promotion of animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and approved by the applicable agency. We will conduct a review of advertising and promotional material for compliance with the local and regional requirements in the markets where we eventually may sell its product candidates.

Other Regulatory Considerations

We believe regulatory rules relating to human food safety, food additives, or drug residues in food will not apply to the products we currently are developing because our animal health product candidates are not intended for use in production animals, and our non-prescription products are not regulated by section 201(g) of the Federal Food, Drug, and Cosmetic Act, which the FDA is authorized to administer.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	Submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding pertaining to the Company.

Reorganizations, Purchase or Sale of Assets

There have been no other material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not done in the ordinary course of business pertaining to the Company.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company owns, through the acquisitions of Krillase and DuraGraft, various patents, trademarks and other intangibles.

Employees

The Company currently has seventeen full time employees and one part time employee.

Company Information

The public may read and copy any materials that we file with the SEC on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. Additionally, we will make our SEC filings available , free of charge, on our website at https://marizyme.com/investors/ as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

ITEM 1A. RISK FACTORS

As we are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item; however, we believe this information may be of value to our shareholders for this filing. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business

●	We have a limited operating history, expect to incur further losses as we grow and may be unable to achieve or sustain profitability.
●	We expect to incur significant additional costs as we continue commercialization efforts for current drug candidates or other product candidates and undertake the clinical trials necessary to obtain any necessary regulatory approvals, which will increase our losses.
●	We will need to raise substantial additional capital in the future in the event that we conduct clinical trials for new indications, and we may be unable to raise such funds when needed and on acceptable terms, which would force us to delay, limit, reduce or terminate one or more of our product development programs.
●	We are substantially dependent on the success in the European Union of our current lead drug product, DuraGraft, and cannot be certain that necessary approvals will be received for planned DuraGraft follow-on indications or that these product candidates will be successfully commercialized, either by us or any of our partners.
●	If we are not successful in identifying, licensing, developing and commercializing additional product candidates and products, our ability to expand our business and achieve our strategic objectives could be impaired.
●	DuraGraft faces significant competition from the current practice for CABG, both for its currently approved indication and for planned follow-on indications, and our operating results will suffer if we fail to compete effectively.
●	We may be unable to obtain, or obtain on a timely basis, regulatory approval for our existing or future human or animal drug product candidates under applicable regulatory requirements, which would harm our operating results.
●	The results of our earlier studies of DuraGraft may not be predictive of the results in any future clinical trials and species-specific formulation studies, respectively, and we may not be successful in our efforts to develop or commercialize line extensions of DuraGraft.
●	Development of drug products is inherently expensive, time-consuming and uncertain, and any delay or discontinuance of our current or future pivotal trials would harm our business and prospects.

●	We will partially rely on third parties to conduct our development activities. If these third parties do not successfully carry out their contractual duties, we may be unable to obtain regulatory approvals or commercialize our current or future human or animal product candidates on a timely basis, or at all.
●	Even if we obtain regulatory approval for planned follow-on indications of DuraGraft or our other product candidates, they may never achieve market acceptance. Further, even if we are successful in the ongoing commercialization of DuraGraft, we may not achieve commercial success.
●	Future federal and state legislation may result in increased exposure to product liability claims, which could result in substantial losses.
●	If we fail to retain current members of our senior management, or to identify, attract, integrate and retain additional key personnel, our business will be harmed.
●	We are dependent on two suppliers for the raw material used to produce the active ingredient in DuraGraft. The termination of either of these contracts would result in a disruption to product development and our business will be harmed.
●	We are dependent upon one third-party contract manufacturers, both for the supply of the active ingredient in DuraGraft.
●	If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our current or future human products and product candidates, if approved, and generate product or other revenue.
●	We will need to increase the size of our organization and may not successfully manage such growth.
●	If our human drug product candidates are approved by regulatory authorities, the misuse or extra-label use of such products may harm our reputation or result in financial or other damages.
●	Insurance coverage for DuraGraft for its current approved indication could decrease or end, or DuraGraft might not receive insurance coverage for any approved follow-on indications, which could lead to lower revenue and harm our operating results.

●	We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
●	Certain of the countries in which we plan to commercialize our products in the future are developing countries, some of which have potentially unstable political and economic climates.
●	Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.
●	Failure in our information technology systems, including by cyber-attacks or other data security incidents, could significantly disrupt our operations.
●	The novel coronavirus global pandemic could adversely impact our business, including our supply chain, clinical trials and commercialization of DuraGraft.
●	Long-term remote work arrangements may adversely affect our business.

Risks Related to Our Intellectual Property

●	We cannot be certain that our patent strategy will be effective to protect against competition
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our current or future products and product candidates.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful.
●	If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.
●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
●	We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
●	Our business could be harmed if we fail to obtain certain registered trademarks in the United States or in other countries.
●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
●	Even if we receive any of the required regulatory approvals for our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	Any of our current or future product candidates may cause or contribute to adverse medical events that we would be required to report to regulatory authorities and, if we fail to do so, we could be subject to sanctions that would harm our business.
●	Even if the Company receives the required regulatory approvals for the Company’s current or future product candidates, The Company will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	Any of the Company’s current or future product candidate products may cause or contribute to adverse medical events that the Company would be required to report to regulatory authorities and, if the Company fails to do so, the Company could be subject to sanctions that would harm the Company’s business.
●	Legislative or regulatory reforms make it more difficult and costly for the Company to obtain regulatory clearance or approval of any of the Company’s current or future product candidates and to produce, market, and distribute the Company’s products after clearance or approval is obtained.

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of OTC Markets could result in a delisting of our common stock.
●	We have had material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. If we fail to maintain the remediation of the material weakness or experience any additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●	The price of our common stock could be subject to volatility related or unrelated to our operations, and purchasers of our common stock could incur substantial losses.
●	You may not be able to resell our common stock when you wish to sell them or at a price that you consider attractive or satisfactory.
●	If securities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.
●	You may be diluted by conversions of outstanding shares of and exercises of outstanding options and warrants.
●	We do not intend to pay dividends on our common stock, and your ability to achieve a return on your investment will depend on appreciation in the market price of our common stock.
●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Risks Related to the Company

The Company operates in an environment that involves many risks and uncertainties. The risks and uncertainties described in this section are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described actually occur, our business, operating results and financial position could be adversely affected.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

As of December 31, 2020, we had an accumulated deficit of approximately $36.8 million. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire, or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily because of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict currently the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all your investment in our company.

We have a limited operational history.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered considering the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

If we fail to effectively manage our growth, our future operating results could be adversely affected.

Historically, the scope of our operations, the number of our employees and the geographic area of our operations have grown rapidly. In addition, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational, and financial resources as our future acquisition activities accelerate our business expansion. We need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way and we may not meet our scalability expectations. Our future operating results could be adversely affected if we are unable to manage our expanding product lines, our marketing and sales organizations and our client support organization to the extent required for any increase in installations of our products.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.

Our ability to generate sufficient cash flow from operations to fund our operations and product development efforts, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive, and business factors, many of which are outside of our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets, or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition, and results of operations. For further information, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. In recent years, we have addressed and intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing, and integrating acquisitions are:

●	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;
●	difficulties and delays integrating the personnel, operations, technologies, products, and systems of the acquired companies;
●	our ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, transition, or integration activities;
●	the need to implement controls, procedures, and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures, and policies;
●	difficulties managing or integrating an acquired company’s technologies or lines of business;
●	potential difficulties in completing projects associated with purchased in-process research and development;
●	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions, and which are highly competitive;
●	the potential loss of key employees of the acquired company;
●	potential difficulties integrating the acquired products and services into our sales channel;
●	assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered the termination or modification of which may be costly or disruptive to our business;
●	being subject to unfavorable revenue recognition or other accounting treatment because of an acquired company’s practices; and
●	intellectual property claims or disputes.

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

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidate. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition, and prospects.

Our future capital requirements will depend on many factors, including:

●	the progress of the development of our product candidates;
●	the number of product candidates we pursue;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
●	our plans to establish sales, marketing and/or manufacturing capabilities;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, and other arrangements that we may establish;
●	general market conditions for offerings from biopharmaceutical companies;
●	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and
●	our revenues, if any, from successful development and commercialization of our product candidates.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidate or marketing territories. Our inability to raise capital when needed would harm our business, financial condition, and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Our future product candidates may be in the early stages of development and their commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

In the near-term, failure to successfully acquire and advance the development of our product candidates may have a material adverse effect on us. To date, we have not successfully acquired, developed, or commercially marketed, distributed, or sold any product candidate. The success of our business depends primarily upon our ability to successfully acquire and advance the development of our product candidates through preclinical studies and clinical trials, have these product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have these product candidates successfully commercialized by us or a strategic partner. We cannot assure you that the results of our acquisition efforts or future clinical trials will support or justify the continued development of our product candidates, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

Our future product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidates. Despite these efforts, our product candidates may not:

●	offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;
●	be proven to be safe and effective in current and future preclinical studies or clinical trials;
●	have the desired effects;
●	be free from undesirable or unexpected effects;
●	meet applicable regulatory standards;
●	be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or
●	be successfully commercialized by us or by collaborators.

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. Several companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks, and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application, or NDA or a biologics license application, or BLA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

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

Our future product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates to obtain regulatory approval to further advance clinical development or to market them. Even if our future product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects, or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

If the actual or perceived therapeutic benefits of future product candidates are not sufficiently different from existing generic drugs, we may terminate the development at any time, or our ability to generate significant revenue from the sale of that product, if approved, may be limited and our potential profitability could be harmed.

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

In addition, in the future, we may experience numerous unforeseen events during, or because of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidates, including, but not limited to:

●	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;
●	regulatory authorities (including an Institutional Review Board or Ethical Committee) or IRB or EC, not authorizing us to commence or conduct a clinical trial at a prospective trial site;
●	enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;
●	our third-party contractors, upon whom we will rely for conducting preclinical studies, clinical trials, and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;
●	IRBs, ECs, or regulators requiring that we hold, suspend, or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and
●	the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate, or unavailable.

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

We have limited resources dedicated to designing, conducting, and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants, and principal investigators, to assist us in designing, managing, monitoring, and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter alternative arrangements without undue delay or additional expenditures, and therefore the future preclinical studies and clinical trials of our product candidates may be delayed or prove unsuccessful. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices or GCPs. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

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

The product candidates that we, or our collaborators, are attempting to acquire and develop require regulatory approval to advance through clinical development and to ultimately be marketed and sold and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical and biopharmaceutical products. Our future product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidates, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidates based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidates through clinical development, and ultimately commercialize them, may:

●	adversely impact our ability to raise sufficient capital to fund the development of our product candidates;
●	adversely affect our ability to further develop or commercialize our product candidates;
●	diminish any competitive advantages that we or our collaborators may have or attain; and
●	adversely affect the receipt of potential milestone payments and royalties from the sale of our products or product revenues.

Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we or our collaborators fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we or our collaborators may be subject to restrictions or several actions, including:

●	delays, suspension, or termination of any future clinical trials related to our products;
●	refusal by regulatory authorities to review pending applications or supplements to approved applications;
●	product recalls or seizures;
●	suspension of manufacturing;
●	withdrawals of previously approved marketing applications; and
●	fines, civil penalties, and criminal prosecutions.

Additionally, at any time we or our collaborators may voluntarily suspend or terminate the preclinical or clinical development of a product candidate or withdraw any approved product from the market if we believe that it may pose an unacceptable safety risk to patients, or if the product candidate or approved product no longer meets our business objectives. The ability to develop or market a pharmaceutical product outside of the U.S. is contingent upon receiving appropriate authorization from the respective foreign regulatory authorities. Foreign regulatory approval processes typically include many, if not all, of the risks and requirements associated with the FDA regulatory process for drug development and may include additional risks.

We have limited experience in the development of life sciences product candidates and therefore may encounter difficulties developing our product candidates or managing our operations in the future.

We have limited experience in life sciences discovery, development, and manufacturing. In order to successfully develop these product candidates, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of several responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company, and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidates, we need to retain or attract certain personnel, consultants or advisors with experience in the drug development activities of small molecules that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific consultants. The loss of services of one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians, and scientists. The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. While, generally, we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. Although, except with respect to our chief executive officer position, we have not experienced material difficulties in retaining key personnel in the past, we may not be able to continue to do so in the future on acceptable terms, if at all. We have had some unusual turnover in our chief executive officer position, and if we are not able to hire an appropriate CEO candidate who will remain with us for the long term, we may not be able to execute our business plan and maximize our growth strategy, to the detriment of our business. If we lose any key managers or employees or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our product candidates could be delayed or terminated, and our business may be harmed.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidate will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if the FDA believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we will lose the benefit of our existing trademark applications for such product candidates and may be required to expend significant additional resources to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that our existing product candidates or any product candidate we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labelling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We plan to seek regulatory approval and to commercialize our product candidates, directly or with a collaborator, worldwide including the United States, the European Union, and other additional foreign countries which we have not yet identified. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

We may be required to suspend or discontinue future clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our future clinical trials may be suspended at any time for several reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects because of participating in our clinical trials.

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

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

●	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
●	federal false claims laws which prohibit, among other things, individuals, or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;
●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States and we will not generate any revenue.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive, and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre-clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years, and the time needed to satisfy them may vary substantially, based on the type, complexity, and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for our product candidates currently under development. Any approvals we may obtain may not cover all the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidates for the claimed intended uses. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a re-evaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

We will also be subject to a wide variety of foreign regulations governing the development, manufacture, and marketing of our products to the extent we seek regulatory approval to develop and market our product candidates in a foreign jurisdiction. As of the date hereof we have not identified any foreign jurisdictions which we intend to seek approval from. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing the product in those countries. The approval process varies, and the time needed to secure approval in any region such as the European Union or in a country with an independent review procedure may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that an approval in one country or region will result in approval elsewhere.

If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any drugs that are safer, more effective, have fewer side effects or are less expensive than our product candidate. These potential competitors compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We expect that our ability to compete effectively will depend upon our ability to:

●	successfully identify and develop key points of product differentiations from currently available therapies;
●	successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;
●	maintain a proprietary position for our products and manufacturing processes and other related product technology;
●	attract and retain key personnel;
●	develop relationships with physicians prescribing these products; and
●	build an adequate sales and marketing infrastructure for our product candidates.

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

In the future, if appropriate regulatory approvals are obtained, we may commercialize our product candidates in international markets. However, we have not decided how to commercialize our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. If we decide to sell our product candidates in international markets through a third party, we may not be able to enter any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

If the manufacturers upon whom we will rely on in the future fail to produce our product candidates, in the volumes that we may require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

We plan to pursue active pharmaceutical ingredients, or API, and drug product supply agreements with third party manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and good manufacturing practices or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary to produce our product candidate.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state, and foreign regulations. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

While we will oversee compliance by our future contract manufacturers, ultimately, we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals, or commercialization of other product candidates, entail higher costs, or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates were previously manufactured by ACB Holding or its predecessor in small quantities for preclinical studies. If our any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to ramp up successfully the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to ramp up successfully the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high-quality manufacturing standards in collaboration with future third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition, and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

We will rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our future clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements to produce these materials. If our future manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidates would be delayed, which may significantly impact our ability to develop the product candidates. If we or our future manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.

If any of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on several factors, including:

●	demonstration of safety and efficacy;
●	changes in the practice guidelines and the standard of care for the targeted indication;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	pricing, reimbursement, and cost effectiveness, which may be subject to regulatory control;
●	effectiveness of our or any of our partners’ sales and marketing strategies;
●	the product labelling or product insert required by the FDA or regulatory authority in other countries; and
●	the availability of adequate third-party insurance coverage or reimbursement.

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

If third-party contract manufacturers upon whom we rely on to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected, and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third- party contract manufacturers expose us to several risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

●	our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;
●	our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, cGMPs, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;
●	our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot assure you that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;
●	our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;
●	our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; and
●	our contract manufacturers’ plants being closed because of regulatory sanctions or a natural disaster.

Manufacturers of pharmaceutical products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration (“DEA”) and corresponding state and foreign agencies to ensure strict compliance with FDA-mandated current good marketing practices or cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit their performance, we do not have control over our third-party contract manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or the drug manufacturer from the production of other third-party products. These sanctions may include fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business.

In the event that we need to change our third-party contract manufacturers, our preclinical studies, clinical trials or the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Due to regulatory restrictions inherent in an IND, NDA or BLA, various steps in the manufacture of our product candidate may need to be sole-sourced. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidate for an extended period and therefore a delay in the development of our product candidate. Further, to maintain our development time lines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

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

Developing a pharmaceutical product candidate is a highly competitive, expensive, and risky activity with a long business cycle. Many organizations, including the large pharmaceutical and biopharmaceutical companies that have existing products on the market or in clinical development that could compete with our product candidates have substantially more resources than we have, and much greater capabilities and experience than we have in research and discovery, designing and conducting preclinical studies and clinical trials, operating in a highly regulated environment, manufacturing drug substances and drug products, and marketing and sales. Our competitors may be more successful than we are in obtaining FDA or other regulatory approvals for their product candidates and achieving broad market acceptance once they are approved. Our competitors’ drugs or product candidates may be more effective, have fewer negative side effects, be more convenient to administer, have a more favorable resistance profile, or be more effectively marketed and sold than any drug we, or our potential collaborators, may develop or commercialize. New drugs or classes of drugs from competitors may render our product candidate obsolete or non-competitive before we are able to successfully develop them or, if approved, before we can recover the expenses of developing and commercializing them. We anticipate that we or our collaborators will face intense and increasing competition as new drugs and drug classes enter the market and advanced technologies or new drug targets become available. If our product candidate does not demonstrate any competitive advantages over existing drugs, new drugs, or product candidate, we or our future collaborators may terminate the development or commercialization of our product candidate at any time.

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

We also face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and for attracting investigators and clinical sites capable of conducting our preclinical studies and clinical trials. These competitors, either alone or with their collaborators, may succeed in developing technologies or products that are safer, more effective, less expensive, or easier to administer than ours. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than we can. Companies that can complete clinical trials, obtain required regulatory approvals, and commercialize their products before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that could delay the ability of competitors to market certain products. We cannot assure you that product candidates resulting from our research and development efforts, or from joint efforts with our collaborators, will be able to compete successfully with our competitors’ existing products or products under development.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have no product liability insurance coverage for future clinical trials. Such insurance coverage may not protect us against any or all the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

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

If we fail to enter collaborations, license agreements or other transactions with third parties to accelerate the development of our product candidates, we will bear the risk of developmental failure.

We plan to seek out-licensing opportunities to accelerate the development of our product candidates. There is no guarantee that we will enter a future transaction on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to re-engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory, or intellectual property position or for any other reason. Furthermore, we may choose to defer consummating a transaction relating to our product candidates until additional clinical data are obtained. If we decide to not actively pursue a transaction until we have additional clinical data, we and our stockholders will bear the risk that our product candidate fails prior to any future transaction.

If we fail to enter or maintain collaborations or other sales, marketing, and distribution arrangements with third parties to commercialize our product candidates, or otherwise fail to establish marketing and sales capabilities, we may not be able to successfully commercialize our products.

We currently have no infrastructure to support the commercialization of our product candidates, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, if any of our product candidates is successfully developed and ultimately approved for sale, our future profitability will depend largely on our ability to access or develop suitable marketing and sales capabilities. We anticipate that we will need to establish relationships with other companies, through license and collaborations agreements, to commercialize our product candidates in the U.S. and in other countries around the world. To the extent that we enter into these license and collaboration agreements, or marketing and sales arrangements with other companies to sell, promote or market our products in the U.S. or abroad, our product revenues, which may be in the form of indirect revenue, a royalty, or a split of profits, will depend largely on their efforts, which may not be successful. In the event we develop a sales force and marketing capabilities, this may result in us incurring significant costs before the time that we may generate any significant product revenues. We may not be able to attract and retain qualified third parties or marketing or sales personnel or be able to establish marketing capabilities or an effective sales force.

If government and third-party payers fail to provide adequate reimbursement or coverage for our products or those we develop through collaborations, our revenues and potential for profitability will be harmed.

In the U.S. and most foreign markets, our product revenues, and therefore the inherent value of our product candidate, will depend largely upon the reimbursement rates established by third-party payers for such product candidate or products. Such third-party payers include government health administration authorities, managed-care organizations, private health insurers and other similar organizations. These third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products, services, and pharmaceuticals. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs or pharmaceutical products. Further, the comparative effectiveness of new compounds over existing therapies and the assessment of other non-clinical outcomes are increasingly being considered in the decision by these payers to establish reimbursement rates. We may also need to conduct post-marketing clinical trials to demonstrate the cost-effectiveness of our products. Such studies may require us to commit a significant amount of management time and financial resources. We cannot assure you that any products we successfully develop will be reimbursed in part, or at all, by any third-party payers in any countries.

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

Even if any of our product candidates is successfully developed and we or a collaborator obtain the requisite regulatory approvals to commercialize it in the future, it may not gain market acceptance or utilization among physicians, patients, or third-party payers. The degree of market acceptance that our product candidates may achieve will depend on several factors, including:

●	the therapeutic efficacy or perceived benefit of the product relative to existing therapies if they exist;
●	the timing of market approval and existing market for competitive drugs;
●	the level of reimbursement provided by payers to cover the cost of the product to patients;
●	the net cost of the product to the user or payer;
●	the convenience and ease of administration of our product;
●	the product’s potential advantages over existing or alternative therapies;
●	the actual or perceived safety of similar classes of products;
●	the actual or perceived existence, prevalence, and severity of negative side effects;
●	the effectiveness of sales, marketing, and distribution capabilities; and
●	the scope of the product label approved by the FDA.

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

We expect to continue to enter and rely on license and collaboration agreements or other business arrangements with third parties to further develop and/or commercialize our existing and future product candidates. Such collaborators or partners may not perform as agreed upon or anticipated, fail to comply with strict regulations, or elect to delay or terminate their efforts in developing or commercializing our product candidates even though we have met our obligations under the arrangement. For example, if an existing or future collaborator does not devote sufficient time and resources to our collaboration arrangement, we may not realize the full potential benefits of the arrangement, and our results of operations may be adversely affected.

A majority of the potential revenue from existing and future collaborations will likely consist of contingent payments, such as payments for achieving development or regulatory milestones and royalties payable on the sales of approved products. The milestone and royalty revenues that we may receive under these collaborations will depend primarily upon our collaborator’s ability to successfully develop and commercialize our product candidate. In addition, our collaborators may decide to enter arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases, we will not be directly involved in the development or commercialization of our product candidate and, accordingly, will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize our product candidates because they:

●	do not allocate the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited capital resources, or the belief that other product candidates or other internal programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;
●	do not have sufficient resources necessary to fully support the product candidates through clinical development, regulatory approval, and commercialization;
●	are unable to obtain the necessary regulatory approvals; or
●	may re-evaluate the importance and their support for developing our product candidates due to a change in management, business operations or financial strategy.

In addition, a collaborator may decide to pursue the development of a competitive product candidate developed outside of our collaboration with them. Conflicts may also arise if there is a dispute about the progress of, or other activities related to, the clinical development or commercialization of a product candidate, the achievement and payment of a milestone amount, the ownership of intellectual property that is developed during the collaborative arrangement, or other licensing agreement terms. If a collaboration partner fails to develop or effectively commercialize our product candidate for any of these reasons, we may not be able to replace them with another partner willing to develop and commercialize our product candidate under similar terms, if at all. Similarly, we may disagree with a collaborator as to which party owns newly or jointly developed intellectual property. Should an agreement be revised or terminated because of a dispute and before we have realized the anticipated benefits of the collaboration, we may not be able to obtain certain development support or revenues that we anticipated receiving. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize the product candidate.

If we are unable to adequately protect or expand our intellectual property related to our current or future product candidates, our business prospects could be harmed.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes, and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or proprietary rights. Therefore, any issued patents that we own or otherwise have intellectual property rights to may be challenged, invalidated, or circumvented, and may not provide us with the protection against competitors that we anticipate. The degree of future protection for our proprietary intellectual property rights is uncertain because issued patents and other legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Our future patent position will be influenced by the following factors:

●	we or our licensors may not have been the first to discover the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to engage in expensive and protracted interference proceedings to determine priority of invention;
●	our or our licensors’ pending patent applications may not result in issued patents;
●	our or our licensors’ issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties; and
●	third parties may develop intellectual property around our or our licensors’ patent claims to design competitive intellectual property and ultimately product candidates that fall outside the scope of our or our licensors’ patents.

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

We may not develop or obtain rights to products or processes that are patentable. Even if we or our licensors do obtain patents, such patents may not adequately protect the products or technologies we own or have licensed, or otherwise be limited in scope. In addition, we may not have total control over the patent prosecution of subject matter that we license from others. Accordingly, we may be unable to exercise the same degree of control over this intellectual property as we would over our own. Others may challenge, seek to invalidate, infringe, or circumvent any pending or issued patents we own or license, and rights we receive under those issued patents may not provide competitive advantages to us. We cannot assure you as to the degree of protection that will be afforded by any of our issued or pending patents, or those licensed by us.

If a third party claims we are infringing on its intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our product candidates.

Our success will also depend on our ability to operate without infringing the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having the “freedom to operate”. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, United States Patent and Trademark Office, or USPTO, interference proceedings and related legal and administrative proceedings, both in the U.S. and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly, and time-consuming and their outcome is highly uncertain. We may become involved in protracted and expensive litigation to determine the enforceability, scope, and validity of the proprietary rights of others, or to determine whether we have the freedom to operate with respect to the intellectual property rights of others.

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

In the future, the USPT or a foreign patent office may grant patent rights to our product candidate or other claims to third parties. Subject to the issuance of these future patents, the claims of which will be unknown until issued, we may need to obtain a license or sublicense to these rights in order to have the appropriate freedom to further develop or commercialize them. Any required licenses may not be available to us on acceptable terms, if at all. If we need to obtain such licenses or sublicenses, but are unable to do so, we could encounter delays in the development of our product candidate, or be prevented from developing, manufacturing, and commercializing our product candidate at all. If it is determined that we have infringed an issued patent and do not have the freedom to operate, we could be subject to injunctions, and/or compelled to pay significant damages, including punitive damages. In cases where we have in-licensed intellectual property, our failure to comply with the terms and conditions of such agreements could harm our business.

It is becoming common for third parties to challenge patent claims on any successful product candidate or approved drug. If we or our collaborators become involved in any patent litigation, interference, or other legal proceedings, we could incur substantial expense, and the efforts of our technical and management personnel will be significantly diverted. A negative outcome of such litigation or proceedings may expose us to the loss of our proprietary position or to significant liabilities or require us to seek licenses that may not be available from third parties on commercially acceptable terms, if at all. We may be restricted or prevented from developing, manufacturing, and selling our product candidate in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is obtainable, or prior to us filing patent applications on inventions we may make from time to time. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to successfully discover, acquire, develop, and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to develop and market additional products and product candidates. We expect to be pursuing various therapeutic opportunities through our product candidates. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover, and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

The process of proposing, negotiating, and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	increased amortization expenses;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;
●	inability to motivate key employees of any acquired businesses; and
●	assumption of known and unknown liabilities.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Our product candidates would also be subject to ongoing FDA requirements governing the labelling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters;
●	impose civil or criminal penalties;
●	suspend regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	impose restrictions on operations, including costly new manufacturing requirements;
●	seize or detain products or request us to initiate a product recall; or
●	pursue and obtain an injunction.

Even if our product candidate receives regulatory approval in the United States, we may never receive approval to commercialize it outside of the United States.

In the future, we may seek to commercialize our product candidates in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications for use included in proposed labelling or for any indications at all, which could limit the uses of our product candidates and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

We intend to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidate.

We intend to enter into agreements with third-party contract research organizations, or CROs, under which we will delegate to the CROs the responsibility to coordinate and monitor the conduct of our clinical trials and to manage data for our clinical programs. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our Krillase technology may be delayed in development due to COVID-19.

In 2018, we acquired the Krillase technology. The documentation acquired is located in Sweden and, due to the travel restrictions and other forms of restrictions due to COVID-19, is not readily available for continued research and development and commercialization. The Company has electronic copies of a majority of the documentation whereas the hard copies are located in Sweden. The Company intends to have the hard copies digitized when the restrictions of COVID-19 cease. The Company cannot guarantee the timing of any actions necessary to progress the Krillase technology and, due to COVID-19, cannot assure the quality of the information and related Krillase items.

We will need to increase the size of our organization.

We are a small company with 18 full-time employees as of December 31, 2020. To execute our business plan, including the future conducting of clinical trials and the expected commercialization of our product candidates, we will need to expand our employee base for managerial, operational, financial, and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our acquisition efforts and future planned business development and capital raising efforts, we plan to add additional employees to assist us with our development programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

●	manage development efforts effectively;
●	manage any future clinical trials effectively;
●	integrate additional management, administrative, manufacturing and sales and marketing personnel;
●	maintain sufficient administrative, accounting and management information systems and controls; and
●	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results and impact our ability to achieve development milestones.

Reimbursement may not be available for our product candidates, which would impede sales.

Market acceptance and sales of our product candidate may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third- party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payers pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidate reimbursed by government or third-party payers. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations, and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing, or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been several legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably.

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. This law will substantially change the way healthcare is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains several provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labelling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of clinical trial participants and employees. Similarly, our business partners and third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information, including our data being breached at our business partners or third-party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Our clinical activities involve the handling of hazardous materials, and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our clinical activities involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state, city and local environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, storage, handling, and disposal of these hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or if we fail to comply with such laws and regulations, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations or impose sanctions, such as fines, and we could be held liable for any resulting damages or liabilities. We do not currently maintain hazardous materials insurance coverage.

Risks Related to Our Common Stock

Management identified material weaknesses in our internal controls, and failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Our management determined that our disclosure controls and procedures and internal controls were partially ineffective as of December 31, 2020 and prior. On November 1, 2020, the board of directors appointed a chief executive officer and a chief financial officer to identify and correct material weaknesses in our internal controls to attempt to eliminate possible prior material misstatements in our financial statements going forward.

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

Our common stock price could continue to be volatile, and you could lose the value of your investment.

Our stock price has been volatile and has fluctuated significantly in the past. The market price of our common stock could continue to be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our common stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationships; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely because of any of the above. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Your investment in our stock could lose some or all its value.

Stockholders may have difficulty reselling their shares of common stock if we fail to stay listed on the OTCQB.

The Company’s common stock was historically quoted on the OTCQB, the middle tier of the OTC Marketplace, under the ticker symbol “MRZM” and prior to the change, the ticker symbol was “GBSX.” Companies trading on the OTCQB generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. However, due to the fact the Company failed to file its Annual Report for 2014 with the U.S. Securities and Exchange Commission by the extended deadline, the Company’s common stock was moved from the OTCQB to the OTC Pink tier, the bottom tier of the OTC Markets. Now that we have returned to reporting compliance under the Exchange Act, our common stock quotation has been restored to the OTCQB. If we fail to remain current in our annual and quarterly periodic reports with the SEC, our common stock quotation will be returned to the OTC Pink tier. Trading in stock quoted on the OTC Pink tier is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with an issuer’s operations or business prospects. Such volatility of trading of our common stock could depress the market price of our common stock for reasons unrelated to operating performance and result in investors having difficulty reselling any shares of our common stock.

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

In addition to the “penny stock” rules described above, FINRA adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available, therefore. To date, we have not declared or paid any cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

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

Our certificate of incorporation, by-laws and Nevada law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

●	the inability of our stockholders to call a special meeting;
●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
●	the right of our board to issue preferred stock without stockholder approval;
●	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

Future sales and issuances of our common stock or rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are an “emerging growth company” and because of our reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

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

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a potential downturn in advertising and marketing spending by advertisers could adversely affect our operating results in the near future.

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

Risks Related to Liquidity and Capital Resources

Although our financial statements have been prepared on a going concern basis, we must raise additional capital before June 30, 2021 to fund our operations in order to continue as a going concern.

WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2021, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2021, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently maintains its corporate office at 555 Heritage Drive, Suite 200, Jupiter, Florida 33458. Our telephone number is (561) 935-9955. The office and laboratory have approximately 8,500 square feet in area and is leased at a cost of approximately $23,000 per month. The lease is from December 2020 through June 2026.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 15, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We were incorporated in Nevada on March 20, 2007 as SWAV Enterprises Ltd. (“SWAV”). On September 16, 2010, SWAV changed its name to GBS Enterprises Incorporated, and on March 21, 2018, we changed our name to Marizyme, Inc. On October 14, 2010, the trading symbol of the Company’s Common Stock on the OTC Market was changed from SWAV to GBSX and on July 27, 2018, the trading symbol of the Company’s Common Stock was changed again to “MRZM.”

Description of Common Stock

We are authorized to issue 75,000,000 shares, par value $0.001 per share, of Common Stock, of which 35,928,188 shares were issued and outstanding as of April 14, 2021. Holders of Common Stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of Common Stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of Common Stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of Common Stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the Common Stock. Stockholders have no pre-emptive rights to acquire additional shares of Common Stock. The Common Stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of Common Stock, when issued, will be fully paid and non-assessable.

Holders of Common Stock are entitled to receive dividends as the Board of Directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on Common Stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of Common Stock now outstanding are duly authorized, fully paid, and non-assessable.

Preferred Stock

The Company is currently authorized to issue up to 25,000,000 “blank check” shares of Preferred Stock with all designations, rights and privileges as the Company’s Board of Directors may decide, from time to time, without stockholder approval. As of April 14, 2021, there are no shares of Preferred Stock issued or outstanding.

Transfer Agent

Action Stock Transfer Corporation

2469 E. Fort Union Blvd., Suite 214

Salt Lake City, UT 84121

Telephone: (801) 274-1088

Fax: (801) 274-1099

Email: action@actionstocktransfer.com

Website: www.actionstocktransfer.com

Holders

As of April 14, 2021, we had 239 record holders of our Common Stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. The declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then-current financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Recent Sales and Other Issuances of Our Equity Securities

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

On January 9, 2020, the Company issued 250,000 options for common stock to a consultant. The options have an exercise price of $1.01 and expire in 10 years. The options vest at the rate of 25,000 options per month. The Company accelerated the vesting to 100% in September 2020 therefore the remaining amortization was recorded as of September 30, 2020. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

On July 28, 2020, the Company issued 64,057 shares of common stock in the conversion of $59,453 of debt. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On July 28, 2020, the Company issued 20,000 shares of common stock were issued at a value of $25,000 to a consultant. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

In consideration for services rendered as the placement agent in the Private Placement, on August 2, 2020, the Company paid Univest Securities LLC cash commissions totalling $460,999, or 8% of the gross proceeds of the Private Placement closing, a 1% non-accountable expense allowance totalling $57,625, and the $31,250 balance (of a total of $37,500) due to the placement agent in advisory fees. Additionally, the Company issued to the placement agent a five-year warrant to purchase an aggregate of 229,499 shares of the Company’s Common Stock at an exercise price of $1.375 per share (the “Agent Warrant”). The Agent Warrant, for which the placement agent paid the Company $100, may be exercised on a cashless basis. The exercise price of the Agent Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations, and the like. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On August 18, 2020, the Company issued 200,000 options for common stock to a consultant. The options have an exercise price of $1.37 and expire in 10 years. The options vest over a period of eighteen months. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 1, 2020, the Company issued 40,000 restricted shares of common stock to Bruce Harmon, the chief financial officer of the Company. The shares vest over a one-year period. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On October 1, 2020, the Company entered into a consulting agreement which had various compensation requirements, including the issuance of 20,000 shares of common stock (valued at $1.25 per share) and 36,364 warrants with an exercise price of $1.375. These options and shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On October 22, 2020, the Company issued 50,000 options for common stock to an employee. The options vest over a three-year period, have an exercise price of $1.25 and expire in 10 years. On January 31, 2021, the options were fully vested. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On October 22, 2020, the Company issued 120,000 options for common stock to Bruce Harmon, the chief financial officer of the Company. The options vest over a three-year period, have an exercise price of $1.25 and expire in 10 years. On March 5, 2021, the Company accelerated the vesting to 50% as of this date and the remaining 50% as of October 22, 2021. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On October 30, 2020, the Company issued 125,000 options for common stock to a consultant. The options vest over a three-year period, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On November 1, 2020, Dr. Neil J. Campbell executed an employment agreement and was named as chief executive officer, president and director. He received 500,000 options for common stock vesting over three years, with an exercise price of $1.25 and expiring in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On November 9, 2020, the Company issued 15,000 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 1, 2020, the Company issued 40,000 options for common stock to Dr. Steven Brooks, the Company’s chief medical officer. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 2, 2020, the Company issued 40,000 options for common stock to Dr. Donald Very, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2021, the Company issued 7,500 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 12, 2021, the Company issued 20,000 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 13, 2021, the Board of Directors approved the Marizyme, Inc. 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to January 13, 2021. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 16, 2021, the Company issued 40,000 options for common stock to Roger Schaller, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 29, 2021, the Company issued 40,000 options for common stock to Amy Chandler, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 5, 2021, the Company issued 125,000 options for common stock to James Sapirstein, the Company’s chairman. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 5, 2021, the Company issued 125,000 options for common stock to Terry Brostowin, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 5, 2021, the Company issued 125,000 options for common stock to Dr. William Hearl, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 5, 2021, the Company issued 125,000 options for common stock to Julie Kampf, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 5, 2021, the Company issued 125,000 options for common stock to Dr. Vithal Dhaduk, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Equity Compensation Plans

We did not have any equity compensation plans in place for the years ended December 31, 2020 and 2019. On January 13, 2021, we adopted our 2021 Stock Incentive Plan, or SIP.  See Item 11 “Executive Compensation—2021 Stock Incentive Plan” for additional information regarding the Plan. The SIP incorporates stock options issued prior to January 13, 2021.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Marizyme, Inc. Such discussion represents only the best present assessment from our Management.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

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

We changed our name to Marizyme, Inc. on March 21, 2018, to reflect our new life sciences focus. Our common stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM.” We may also examine our options with respect to the listing of our common stock on the Nasdaq Stock market or the NYSE.

In the second half of 2018, we acquired the protease-based therapeutic platform called Krillase® from ACB Holding AB.

Recent Events

Somahlution Asset Acquisition

On July 31, 2020, we acquired all the assets and certain of the liabilities of Somahlution LLC, or Somahlution, and its related companies, referred to collectively as Somah. Somah was engaged in developing products to prevent ischemic injury to organs and tissues and its products, which we refer to as the “Somah Products,” include DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. As part of this acquisition, we acquired Somahlution, Inc., a wholly owned subsidiary of Somahlution and holder of the CE marks for manufacture and sale of the DuraGraft® products in the European Union.

Pursuant to the terms of the Acquisition, Somah is entitled to appoint two members to our board of directors, one of whom must be independent. In January 2021, Dr. Vithal Dhaduk was appointed to one of the board seats. Additionally, Dr. Satish Chandran, Somah’s co-founder and Chief Executive Officer, became our Chief Technical Officer and Dr. Catherine Pachuk, Somah’s Chief Science Officer, became our Chief Science Officer. Dr. Chandran, however, was no longer employed with us as of April 2, 2021.

Private Placement

On August 3, 2020, we conducted an initial closing of a private placement (the “Private Placement”) in which we sold to several accredited investors an aggregate of 4,609,984 shares of our common stock, par value $0.001 per share, at a purchase price of $1.25 per share for an aggregate amount of $5,762,480. On September 25, 2020, we conducted a second closing of the Private Placement and sold an additional 990,208 shares of our common stock for an aggregate amount of $1,237,760, for a total Private Placement offering amount of $7,000,240. The offering costs were $725,176, leaving net proceeds of $6,275,064.

Our Products

DuraGraft®

On July 31, 2020, Marizyme closed the acquisition of Somahlution’s product, DuraGraft.

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

DuraGraft Indications

DuraGraft is an “endothelial damage inhibitor” indicated for cardiac bypass, peripheral bypass, and other vascular surgeries. It is CE marked and is approved for marketing in 33 countries worldwide on 4 continents including, but not limited to the European Union, Turkey, Singapore, Hong Kong, India, the Philippines, and Malaysia. Somahlution has also been focused on developing products to mitigate the effects of ischemia reperfusion injury in other grafting and transplantation surgeries and other indications in which ischemic injury can cause disease. Multiple products derived from the DuraGraft platform technology for several indications are under various stages of development.

●	DuraGraft is a CE-marked endothelial damage inhibitor that protects free vascular grafts and endothelium against ischemic injury.

●	DuraGraft is approved in Europe for graft protection and preservation during bypass (cardiac and peripheral) and other vascular surgeries.

●	DuraGraft protects graft tissue from harvesting through anastomosis and is used during coronary artery bypass grafting, or CABG, (and other vascular surgeries) as a treatment to maintain the structural and functional integrity of the endothelium of isolated vascular grafts.

●	The use of DuraGraft is associated with the reduction of post-CABG complications associated with graft disease and failure; myocardial infarction, repeat revascularization, and major adverse cardiovascular events, or MACE.

Unmet Clinical Needs

●	CABG remains the standard treatment for multi-vessel coronary artery disease or left main artery disease.

●	Benefits of CABG are, however, limited by high patient level of vein graft failure (VGF) rates (50%) that have not changed in decades.

●	“The Early Promise of Coronary Bypass Grafting has not been fulfilled and an insidiously deadly variety of atherosclerosis progressively chokes vein grafts and extinguishes their benefits,” Fitzgibbons, 1996.

●	“VGF remains one of the leading causes of poor in-hospital and long-term outcomes after CABG,” Harskamp, 2013.

●	“The Issue of Low Patency Rates Owing to VGF Needs Urgent Attention,” de Vries, 2016.

●	Vein graft failure is result of damage to graft endothelium that occurs during CABG surgery.

●	Ischemic reperfusion injury is the primary cause of endothelial damage.

●	Vein graft failure post-CABG is associated with poor clinical outcomes.

●	DuraGraft minimizes endothelial damage, reduces graft disease, and improves clinical outcomes.

Current and Planned Operations

For the current fiscal year, the Company has the following goals:

●	Sell More DuraGraft. DuraGraft is CE marked and is currently marketed in EU member countries and several countries around the world including, but not limited to Turkey, Singapore, Hong Kong, India, the Philippines, and Malaysia. The Company will pursue market expansions of sales within these countries by working with current product distributors to expand within its current base of customers found within the registry sites, support peer to peer promotion and will work aggressively identify, onboard, and train new distributors in other key targeted regions of the world (Far East, Middle East, and South America). This effort, if successful, would significantly expand DuraGraft’s market and would make the product available to a significantly greater number of CABG patients worldwide.

●	Make Progress Towards Regulatory Clearance of DuraGraft in the U.S. This fiscal year, the Company plans to continue a dialog with the FDA regarding the clinical studies required to obtain regulatory clearance of DuraGraft for use in coronary bypass surgeries in the U.S. The Company has, and will continue, this formal dialog with the FDA in planned pre-submission filing(s) and discussions designed to gain consensus regarding the clinical data necessary to obtain clearance for use of the product in the U.S.

●	Identify and Demonstrate Progress Towards a Second Clinical Indication for DuraGraft. The Company believes that DuraGraft, or a different formulation of the product, may have application in other clinical areas beyond coronary bypass surgery and cardiovascular disease. The Company has CE mark approval for vascular conduits used during the harvesting and grafting interval of vascular surgery as a treatment to maintain structural and functional integrity of vascular conduits. The Company will work aggressively to identify, capitalize, and triage these additional potential clinical platform opportunities for a DuraGraft-like product and make progress towards commercialization of a cyto-protective product in this secondary application.

●	Explore Strategic Partners in the Cardiac and Vascular Arena and New Potential uses in Life Science and DX. The Company will identify and explore strategic partnerships where DuraGraft has a strategic fit with Companies in the cardiac bypass, vascular bypass, and organ preservation space where it adds strategic fit to marketing and strengthens their portfolio. Examples are companies who have a significate presence in the Endoscopic Vein Harvesting market and synthetic graphing products for leg and above the shoulder. The Company will also explore the use of DuraGraft platform or its derivatives for use in such areas as cancer cell preservation, life science research and veterinarian markets.

●

Begin to Commercialize our Krillase Platform. The Company intends to pursue the commercialization of the Krillase platform through the development of (i) manufacturing and distribution in Europe and South America of a Krillase would healing product, and (ii) additional Krillase based applications.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2020 TO THE YEAR ENDED DECEMBER 31, 2019

Results of Operations

Revenue

For the year ended December 31, 2020, the Company had revenues of $197,136 compared to $0 for the same period in 2019. The increase in revenue is due to the acquisition of Somahlution, Inc. and the assets of Somahlution, LLC and Somaceutica, LLC (hereinafter, collectively referred to as “Somahlution”).

Cost of Revenues

The cost of revenues for the year ended December 31, 2020 was $58,292 compared to $0 for the same period in 2019. Cost of revenues for 2020 was 29.6% of revenue. The primary cause of the increase as a percentage of revenue was due to the acquisition of Somahlution.

General and Administrative Expenses

The general and administrative expenses were $5,938,447 for the year ended December 31, 2020 compared to $1,058,039 for the same period in 2019. The increase in 2020 in general and administrative expenses was approximately 461% primarily due to the acquisition of Somahlution. The increase was due to the increase in the following expenses from 2019 to 2020: professional fees (from $281,856 to $1,543,817), salary expense (from $0 to $1,153,978), stock-based compensation (from $698,587 to $1,833,292), depreciation and amortization (from $0 to $591,458) and other general and administrative expenses (from $77,596 to $815,903).

Net Income (Loss) From Operations

The net loss for the year ended December 31, 2020 was $5,845,053 compared to net loss of $1,058,039 for the same period in 2019.

Liquidity and Capital Resources

General

At December 31, 2020, we had cash of $2,902,762. We have historically met our cash needs through proceeds from financing. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $3,223,836 for the year ended December 31, 2020, and we had $112,014 of cash used by operations during the same period in 2019.

Cash used in investing activities during the year ended December 31, 2020, was $148,656 compared to $13,000 during the same period in 2019.

Cash provided by our financing activities was $6,275,164 for the year ended December 31, 2020, compared to cash generated of $125,000 during the comparable period in 2019.

As of December 31, 2020, current assets exceeded current liabilities by $2,384,682. Current assets increased from $90 at December 31, 2019 to $3,106,077 at December 31, 2020, whereas current liabilities increased from $270,218 at December 31, 2019 to $721,395 at December 31, 2020.

	For the years ended
	December 31,
	2020	2019

Cash used in operating activities	$(3,223,836)	$(112,014)
Cash used in investing activities	(148,656)	(13,000)
Cash provided by financing activities	6,275,164	125,000

Net changes to cash	$2,902,672	$(14)

Going Concern

The Company has a net loss for the year ended December 31, 2020 of $5,845,053 and a working capital surplus as of December 31, 2020 of $2,384,682 and has cash used in operations of $3,223,836 for the year ended December 31, 2020. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

The Company has been impacted by the COVID-19 pandemic, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries have been paused due to the economic uncertainty.

Off Balance Sheet Arrangements

As of December 31, 2020, the Company currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to allowance for doubtful accounts, recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, inventory valuation, stock-based compensation, and deferred tax valuations.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with FASB ASC 820 (the “Fair Value Topic”). For certain of our financial instruments, including cash, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition

We recognize revenue for products sold and shipped to our distributors. As our products have an expiration date, if a product expires, we provide a replacement for the product at no charge.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Recently Issued Accounting Pronouncements

We have decided to take advantage of the exemptions provided to emerging growth companies under the JOBS Act and as a result our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay compliance with new or revised accounting standards that have different effective dates for public and private companies until they are made applicable to private companies.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a potential downturn in advertising and marketing spending by advertisers could adversely affect our operating results in the near future.

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Report of Independent Registered Public Accounting Firm

To the Stockholders of Marizyme, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Marizyme, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Whippany, New Jersey

April 15, 2021

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6 Canada	Fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Marizyme, Inc.:

Opinion on the financial statements

I have audited the accompanying balance sheet of Marizyme, Inc. as of December 31, 2019 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and the results of its operations and its cash flows for the year in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ K. R. MARGETSON LTD

Chartered Professional Accountant

I have served as the Company’s auditor since 2007

Vancouver, Canada

April 14, 2020

MARIZYME, INC.

and Subsidiaries

Consolidated Balance Sheets

December 31,

	2020	2019
ASSETS
Current assets
Cash	$2,902,762	$90
Accounts receivable	40,585	-
Prepaid expense	106,390	-
Inventory	56,340	-
Total current assets	3,106,077	90

Fixed assets, net	7,122	1,970
Operating lease right-of-use assets	1,317,830	-
Intangible assets, net	42,278,211	28,613,000
Prepaid royalties, non-current	344,321	-
Deposits	30,000	-

Total assets	$47,083,561	$28,615,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$478,103	$270,218
Operating lease obligations, current portion	243,292	-
Total current liabilities	721,395	270,218
Non-current liabilities
Operating lease obligations, non-current portion	1,074,538	-
	1,074,538	-
Total liabilities	1,795,933	270,218

Commitments and contingencies (see Note 6)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, 35,928,188 and 19,858,939 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	35,928	19,859
Additional paid in capital	82,077,334	59,303,594
Accumulated deficit	(36,825,634)	(30,980,581)
Total stockholders’ equity	45,287,628	28,342,872
Total liabilities and stockholders’ equity	$47,083,561	$28,613,090

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2020	2019

Revenue	$197,136	$-

Operating expenses
Direct costs of revenue	58,292	-
Professional fees	1,543,817	281,856
Salary expenses	1,153,978	-
Stock-based compensation and stock issued for services	1,833,292	698,587
Depreciation and amortization	591,458	-
Other general and administrative expenses	815,902	77,596
Total operating expenses	5,996,739	1,058,039
Loss from operations	(5,799,603)	(1,058,039)

Other expense
Interest expense	(45,450)	-
Total other expense	(45,450)	-

Net loss	$(5,845,053)	$(1,058,039)

Loss per share – basic and diluted	$(0.22)	$(0.05)

Weighted average number of shares of common stock – basic and diluted	26,373,982	19,805,959

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	19,740,302	$19,740	$58,480,126	$(29,922,542)	$28,577,324
Issuance of shares	-	-	118,637	119	124,881	-	125,000
Forgiveness of debt for services	-	-	-	-	90,000	-	90,000
Stock-based compensation expense	-	-	-	-	608,587	-	608,587
Net loss	-	-	-	-	-	(1,058,039)	(1,058,039)
Balance, December 31, 2019	-	-	19,858,939	19,859	59,303,594	(30,980,581)	28,342,872

Issuance of common stock in lieu of payables	-	-	254,057	254	261,199	-	261,453
Issuance of common stock for services	-	-	215,000	215	237,285	-	237,500
Issuance of common stock for cash, net of offering costs	-	-	5,600,192	5,600	6,269,564	-	6,275,164
Issuance of common stock in connection with business combination	-	-	10,000,000	10,000	12,490,000	-	12,500,000
Issuance of warrants in connection with business combination	-	-	-	-	1,932,300	-	1,932,300
Issuance of warrants for services	-	-	-	-	253,749	-	253,749
Stock-based compensation expense	-	-	-	-	1,329,643	-	1,329,643
Net loss	-	-	-	-	-	(5,845,053)	(5,845,053)
Balance, December 31, 2020	-	$-	35,928,188	$35,928	$82,077,334	$(36,825,634)	$45,287,628

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2020	2019

Cash flows from operating activities:
Net loss	$(5,845,053)	$(1,058,039)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,970	-
Amortization expense	589,489	-
Stock-based compensation expense	1,329,643	698,587
Issuance of common stock for services	237,500	-
Issuance of warrants for services	253,749	-
Debt forgiven and included in operations	-	30,000
Change in operating assets and liabilities:
Accounts receivable	(40,585)	-
Prepaid expense	307,983	20,000
Inventory	127,129	-
Deposits	(30,000)	-
Accounts payable and accrued expenses	(155,661)	197,438
Net cash used in operating activities	(3,223,836)	(112,014)

Cash flows used in investing activities:
Purchase of intangible assets	(148,656)	(13,000)
Net cash used in investing activities	(148,656)	(13,000)

Cash flows from financing activities:
Issuance of common stock for cash, net of offering costs	6,275,164	125,000
Net cash provided by financing activities	6,275,164	125,000

Net change in cash	2,902,672	(14)

Cash at beginning of year	90	104

Cash at end of year	$2,902,762	$90

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,449	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in lieu of payables	$261,453	$-
Issuance of common stock in connection with business combination	$12,500,000	$-
Issuance of warrants in connection with business combination	$1,932,300	$-
Initial adoption of ROU asset and lease liability	$1,317,830	$-

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Marizyme, Inc., a Nevada corporation formerly known as GBS Enterprises Incorporated (the “Company,” “we,” “our,” or “Marizyme”), conducted its primary business through its majority owned subsidiary, GBS Software AG (“GROUP”), a German-based public-company.

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

On December 15, 2019, the Company entered into a contingent asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah”) to acquire all of the assets and none of the liabilities of Somah (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. On July 30, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement which finalized this Agreement. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. As part of the transaction, simultaneously with the closing, Marizyme, Inc. transferred the acquired assets to Somahlution, Inc.

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

On September 1, 2020, James Sapirstein, a Director of the Company, became the Company’s Interim Chief Executive Officer.

On September 1, 2020, Bruce Harmon was appointed as the Company’s Chief Financial Officer.

On November 1, 2020, Dr. Neil J. Campbell was appointed as the Company’s Chief Executive Officer, President, and Director.

On November 1, 2020, James Sapirstein relinquished his role as interim Chief Executive Officer.

On October 30, 2020, Dr. William Hearl was appointed as a Director on the Company’s board of directors.

On December 1, 2020, Dr. Steven Brooks was appointed as the Company’s Chief Medical Officer and Executive Vice President of Medical and Regulatory Affairs.

On December 2, 2020, Dr. Donald Very, Jr. was appointed as the Company’s Executive Vice President of Research and Development.

On January 16, 2021, Roger Schaller was appointed as the Company Executive Vice President of Commercial Operations.

On January 29, 2021, Amy Chandler was promoted to Executive Vice President of Regulatory and Quality Affairs.

On February 3, 2021, Julie Kampf was appointed as a Director on the Company’s board of directors.

On February 22, 2021, Dr. Vithal Dhaduk was appointed as a Director on the Company’s board of directors.

On March 18, 2021, Dr. Neil Campbell resigned as Chief Executive Officer, President and Director.

On March 19, 2021, James Sapirstein was appointed as Interim Chief Executive Officer.

On April 2, 2021, Dr. Satish Chandran was terminated as Chief Technology Officer.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $5,845,053 and cash used in operating activities of $3,223,836 for the year ended December 31, 2020. As of December 31, 2020, the Company had a working capital surplus of $2,384,682, and accumulated deficit of $36,825,634. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. Since inception, the Company has minimal revenue and there is no assurance that we will be able to generate additional revenue through product development. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”) and Marizyme Sciences, Inc. (“Marizyme Sciences”). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the allocation of the purchase price in a business combination to the underlying assets and liabilities, allowance for doubtful accounts, recoverability of long-term assets including intangible assets and goodwill, amortization expense, inventory valuation, valuation of warrants, stock-based compensation, and deferred tax valuations.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting based on Accounting Standards Codification (“ASC”) 805 — Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, the Company had no cash equivalents.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported. The reclassifications were for the Statement of Operation which combined its expenses into two categories whereas, for comparison purposes for the years ended December 31, 2020 to December 31, 2019, professional fees and stock-based compensation was segregated.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company did not have an allowance at December 31, 2020 or 2019. The Company did not record any bad debt expense in each of the years ended December 31, 2020 and 2019.

Inventory

Inventory consisted of primarily finished goods and is valued at the lower of cost or net realizable value. Inventory is held in a third-party warehouse in foreign countries. Cost is determined using the FIFO method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has determined that no inventory reserve was necessary as of December 31, 2020 and 2019.

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019.

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

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20-year life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.

Impairment of Long-lived Assets

The Company follows ASC 360 for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2020 and 2019.

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

Step 1:	Identify the contract with the customer
Step 2:	Identify the performance obligations in the contract
Step 3:	Determine the transaction price
Step 4:	Allocate the transaction price to the performance obligations in the contract
Step 5:	Recognize revenue when the company satisfies a performance obligation

We have identified one performance obligation which is related to our DuraGraft product sales. For our Distribution Partner channel, we recognize revenue for product sales at the time of delivery of the product to our Distribution Partner (customer). The customer is invoiced, and Payment Terms are Net 30. As our products have an expiration date, if a product expires, we will replace the product at no charge. Revenue disaggregation for year ended December 31, 2020 amount to $71,610 in Spain, $23,080 in Singapore, $63,110 in Austria and $39,336 in Switzerland.

In the transaction that acquired the assets of Somahlution, LLC, the Company determined that the CE mark for Europe must be in Marizyme, Inc. in order for Somahlution, Inc. to bill revenue and receive the payments accordingly. The Company has filed in Europe for the CE mark to be in Marizyme, Inc. but, until the time it is approved by the Notified Body, BSI (British Standards Institution), which is projected for May 2021, Somahlution, LLC provides the billing and receiver of funds. On a periodical basis, the cash received is transferred to Somahlution, Inc.

Direct Cost of Revenue

Cost of sales includes the actual cost of merchandise sold; the cost of transportation of merchandise from our third-party vendor to our distributer.

Net Income (Loss) per Share

The Company computes basic and diluted income (loss) per share amounts pursuant to ASC 260 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common stockholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common stockholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019
Basic and diluted earnings per common share
Numerator:
Net loss available to common shareholders	$(5,845,053)	$(1,058,039)
Denominator:
Weighted average common shares outstanding	26,373,982	19,805,959

Basic and diluted loss per common share	$(0.22)	$(0.05)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2020 and 2019. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2020 and 2019.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of December 31, 2020 and 2019.

Effect of Recent Accounting Pronouncements

Accounting Standards Adopted During the Year Ended December 31, 2020

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2020, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the application date. In addition, the Company elected the available practical expedients permitted under the transaction guidance within the new standard. The most significant impact from the adoption of the new standard was the recognition of operating lease right-of-use assets and operating lease liabilities. The Company entered into a new lease in December 2020 which resulted in the recording of additional lease assets and liabilities with a balance of $1,317,830 as of December 31, 2020. The standard did not materially impact the consolidated net loss and had no impact on cash flows.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its consolidated financial statements.

Concentration of Credit Risk

The Company places its temporary cash investments with financial institutions insured by the FDIC. The Company has amounts over insured limits. Amounts on deposit may at times exceed the FDIC insurance limit. The Company has not experienced any losses in such accounts.

Customer Concentrations

For the year ended December 31, 2020, four customers made up 100% of the revenues. As of December 31, 2020, three customers made up 100% of accounts receivable. For the year ended December 31, 2019, the Company had no customers.

Research and Development

All research and development costs, payments to laboratories and research consultants are expensed when incurred.

NOTE 4 – LEASE

Effective January 1, 2020, the Company adopted the provision of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The provisions of this ASU require the Company to record a right-of-use asset and related lease liability related to their leases.

The Company leases its administrative office and laboratories under an operating lease agreement. The Company entered into an agreement in December 2020 for approximately 8,500 square feet which is for a five-and-one-half year period. The base rent is $10,817 per month. In addition, the Company is obligated to pay monthly operating expenses of approximately $12,000 per month. The lease included incentives of waived base rent for certain periods. The base rent will increase by 2.5% for the second year through the end of the term.

Right-Of-Use Asset and Lease Liability:

The Company’s consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The discount rate used was 3.95% which is the average commercial interest available at the time. As a result, the value of the right-of-use asset and related lease liability is as follows:

	December 31,
	2020	2019
Right-of-use asset	$1,317,830	$-

Total lease liability	$1,317,830	$-
Less: Current portion	243,292	-
Lease liability, net of current portion	$1,074,538	$-

The maturities of the lease liabilities are as follows as of December 31, 2020:

2021	$208,997
2022	277,142
2023	277,142
2024	277,142
2025	277,142
Thereafter	130,950
Total lease payments	1,470,148
Less: Present value discount	(152,318)
Total	$1,317,830

For the year ended December 31, 2020, operating cash flows paid in connection with operating leases amounted to $21,633.

NOTE 5 – ACQUISITIONS

Krillase

On September 12, 2018, the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of common stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction was recorded at the fair value of the shares, $28,600,000. No amortization has been recorded as all of the patents are not yet in a position to produce cash flows. The Company anticipates Krillase being placed into service in 2023. The Company has evaluated this asset for impairment and has determined that due to COVID-19 delaying the next steps for this technology, along with the associated value of the research and development, the status of the clinical trials, and other pertinent proprietary technology, there is no impairment required.

During 2020, the Company incurred legal and filing fees of $17,801 associated with a patent application for pharmaceutical compositions and methods for the treatment of thrombosis. The patents are pending.

DuraGraft®

On December 15, 2019, the Company entered into a contingent asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah”) to acquire all of the assets and none of the liabilities of Somah (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. On July 31, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 2, the Company agreed to assume certain payables of Somah related to clinical and medical expenses. These assumed payables were $344,321. It was agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties. As of December 31, 2020, prepaid royalties were $344,321 and were recorded as a non-current asset. See Note 9.

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

The Company is in the process of determining the fair value of the royalty component of the total consideration as well as the identifiable intangible assets acquired in business combination. The Company is using a third-party valuation firm and at this time we are unable to estimate the contingent consideration related to the future royalty payment stream amount accurately. As such, the following table represents the preliminary consideration in connection with the transaction excluding the fair value of the royalty payment stream:

Consideration given:

Common stock shares given	$12,500,000
Warrants given	1,932,300
Total consideration given	$14,432,300

Fair value of identifiable assets acquired, and liabilities assumed:

Receivables	$45,845
Inventory	229,635
Fixed assets	9,092
Intangible assets	14,147,728
Total identifiable net assets	$14,432,300

The Company anticipates a significant fair value to be assigned to identifiable intangible assets such as in process research and development and patents. Included in the preliminary allocation to the fair value of assets acquired and liabilities assumed is an 100% allocation to intangible assets for the consideration in excess of tangible net assets. The Company utilized a preliminary estimated weighted average amortization period of seven years. As such, the Company recorded amortization expense of $589,489 during the year ended December 31, 2020.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 15, 2021, there were no pending or threatened lawsuits.

Contingencies

On July 13, 2019, the Company signed a consulting agreement with an individual to advise the Board of Directors. The individual receives $30,000 per month through July 13, 2022 and received an option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board on September 2, 2020. See Note 10. The agreement also provided for royalties derived directly from the assets related to wound healing, debridement, grafting, dental applications for both human and pet, and thrombosis (see Note 5 – Krillase). The royalties associated with the acquisition of Krillase will be calculated as follows:

Royalties on sales equal to:

10% on net sales

On December 15, 2019, the Company entered into the Agreement, as amended on March 31, 2020 and May 29, 2020, with Somah (see Note 5). The royalties associated with the Agreement will be calculated as follows:

Royalties on U.S. sales equal to:

5% on the first $50,000,000 of net sales

4% on net sales of $50,000,001 up to $200,000,000

2% on net sales over $200,000,000

Royalties on sales outside of the U.S.:

6% on the first $50,000,000 of net sales

4% on net sales of $50,000,001 up to $200,000,000

2% on net sales over $200,000,000

The royalties are in perpetuity. As of December 31, 2020, there has been no revenue related to the above royalties.

The Company, after the acquisition of Somah, has been leasing the office space on a month-to-month basis with a monthly rate of $10,701. The Company maintained this office space through December 31, 2020.

Employment and Consulting Agreements

On September 1, 2020, Bruce Harmon executed a consulting agreement and was named as chief financial officer. He is compensated $120,000 annually, received 40,000 shares of common stock vesting over one year. On October 22, 2020, Mr. Harmon received 120,000 options for common stock vesting over three years with an exercise price of $1.25. See Note 10. On November 1, 2020, Mr. Harmon became an employee of the Company thereby cancelling the consulting agreement. On March 5, 2021, Mr. Harmon executed a letter of understanding for employment. See Note 1.

On November 1, 2020, Dr. Neil J. Campbell executed an employment agreement and was named as chief executive officer, president and director. He is compensated $375,000 annually, received 500,000 options for common stock vesting over three years, with an exercise price of $1.25. On March 18, 2021, Dr. Campbell resigned all positions. See Notes 1 and 12. We expect to enter into a settlement and release agreement with Dr. Campbell but as of the date of this annual report no such agreement has been finalized.

On November 30, 2020, Dr. Steven Brooks executed a letter of understanding for employment as chief medical officer.

On December 1, 2020, Dr. Donald Very executed a letter of understanding for employment as executive vice president.

On January 16, 2020, Roger Schaller executed a letter of understanding for employment as executive vice president.

Risks and Uncertainties

The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

NOTE 7 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Furniture and equipment	$701	$-
Computer related	7,220	-
Machinery and equipment	1,171	-
Total	9,092	-
Less: accumulation depreciation	(1,970)	-
Property and equipment, net	$7,122	$-

Depreciation expense for the years ended December 31, 2020 and 2019 was $1,970 and $0, respectively.

NOTE 8 –INTANGIBLE ASSETS

On September 12, 2018, the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of common stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing and thrombosis. The transaction was recorded at the fair value of the shares. No amortization has been recorded as the patents and patent applications are not yet in a position to produce cash flows.

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

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Krillase - Patents, Patent Applications, Research and Development, Clinical Trials, Developed Technology	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
DuraGraft - Patents, Patent Applications, Research and Development, Clinical Trials, Developed Technology	14,147,729	(589,489)	13,558,240	-	-	-
Patents in process	119,971	-	119,971	13,000	-	13,000

Total Intangibles	$42,867,700	$(589,489)	$42,278,211	$28,613,000	$-	$28,613,000

For the year ended December 31, 2020, changes to intangible assets were as follows:

Balance, December 31, 2019	$28,613,000
Acquired in asset purchase agreement	14,147,729
Additions	106,971
Accumulated amortization	(589,489)
Balance, December 31, 2020	$42,278,211

The Company has recorded amortization expense of $589,489 for the year ended December 31, 2020.

The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase are not currently being amortized as they have not yet been put into operations.

Future amortizations for DuraGraft related intangible assets for the next five years will be $1,414,773 for each year from 2021 through 2028 and $825,284 for 2029.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has recorded a prepaid royalty to the shareholders of Somahlution, LLC in regard to the acquisition (see Note 5). The primary beneficial owner is Dr. Vithal Dhaduk, a director of the Company (appointed in 2021) and significant shareholder of the Company.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

Our Articles of Incorporation authorize the issuance of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of December 31, 2020, and 2019, there were no shares issued and outstanding, respectively.

Common stock

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock with a par value of $0.001.

As of December 31, 2020, there were 35,928,188 shares of common stock issued and outstanding and, as of December 31, 2019, 19,858,939 shares of common stock issued and outstanding.

The following transactions in the Company’s common stock were completed in the year ended December 31, 2020:

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

On July 28, 2020, the Company issued 64,057 shares of common stock in the conversion of $59,453 of debt.

On July 28, 2020, the Company issued 20,000 shares of common stock were issued at a value of $25,000 to a consultant.

On July 31, 2020, the Company completed the Soma Acquisition (see Note 3) whereas 10,000,000 shares of common stock and 3,000,000 warrants were issued. The fair value of common stock and warrants amounted to $12,500,000 and $1,932,300, respectively.

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

Options

The summary of option activity for the years ended December 31, 2020 and 2019 is as follows:

		Weighted	Weighted
		Average	Average	Total
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at December 31, 2018	265,000	$1.50
Granted	2,450,000	$1.01
Exercised	-	$-
Forfeited	-	$-
Outstanding at December 31, 2019	2,715,000	$1.50
Granted	1,340,000	$1.25
Exercised	(254,057)	$1.02
Forfeited	-	$-
Outstanding at December 31, 2020	3,800,943	$1.36	8.82	$123,600
Exercisable at December 31, 2020	2,755,110	$1.40

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $1.01 to $1.37 per share in 2020) and expected life of the stock option (10 years in 2020), the current price of the underlying stock and its expected volatility (ranging from 179.31% to 304.44% in 2020), expected dividends (0%) on the stock and the risk-free interest rate (.93%) for the term of the stock option. In addition, the Company recognizes forfeitures as they occur.

The following stock options were granted during the past year:

On January 9, 2020, the Company issued 250,000 options for common stock to a consultant. The options have an exercise price of $1.01 and expire in 10 years. The options vest at the rate of 25,000 options per month. The Company accelerated the vesting to 100% in September 2020 therefore the remaining amortization was recorded as of September 30, 2020. The Company recorded expenses from issuance through December 31, 2020 of $222,385. The Black-Scholes value was determined to be $1.01.

On August 18, 2020, the Company issued 200,000 options for common stock to a consultant. The options have an exercise price of $1.37 and expire in 10 years. The options vest over a period of eighteen months. For the year ended December 31, 2020, the Company has recorded $66,024 in stock-based compensation. The Black-Scholes value was determined to be $1.25. As of December 31, 2020, there is an unamortized amount of $175,000.

On October 22, 2020, the Company issued 50,000 options for common stock to an employee. The options vest over a three-year period, have an exercise price of $1.25 and expire in 10 years. For the year ended December 31, 2020, the Company has recorded $2,604 in stock-based compensation. On January 31, 2021, the options were fully vested (see Note 12). The Black-Scholes value was determined to be $1.2453. As of December 31, 2020, there is an unamortized amount of $59,671.

On October 22, 2020, the Company issued 120,000 options for common stock to Bruce Harmon, the chief financial officer of the Company. The options vest over a three-year period, have an exercise price of $1.25 and expire in 10 years. As of December 31, 2020, the Company has recorded $6,250 in stock-based compensation. On March 5, 2021, the Company accelerated the vesting to 50% as of this date and the remaining 50% as of October 22, 2021 (see Note 12). The Black-Scholes value was determined to be $1.2453. As of December 31, 2020, there is an unamortized amount of $143,210.

On October 30, 2020, the Company issued 125,000 options for common stock to a consultant. The options vest over a three-year period, have an exercise price of $1.25 and expire in 10 years. For the year ended December 31, 2020, the Company has recorded $6,510 in stock-based compensation. The Black-Scholes value was determined to be $1.2454. As of December 31, 2020, there is an unamortized amount of $149,189.

On November 1, 2020, Dr. Neil J. Campbell executed an employment agreement and was named as chief executive officer, president and director. He received 500,000 options for common stock vesting over three years, with an exercise price of $1.25 and expiring in 10 years. For the year ended December 31, 2020, the Company has recorded $26,042 in stock-based compensation. See Note 12. The Black-Scholes value was determined to be $1.2454. As of December 31, 2020, there is an unamortized amount of $596,754.

On November 9, 2020, the Company issued 15,000 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the year ended December 31, 2020, the Company has recorded $868 in stock-based compensation. The Black-Scholes value was determined to be $1.2445. As of December 31, 2020, there is an unamortized amount of $17,806.

On December 1, 2020, the Company issued 40,000 options for common stock to Dr. Steven Brooks, the Company’s chief medical officer. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the year ended December 31, 2020, the Company has recorded $2,083 in stock-based compensation. The Black-Scholes value was determined to be $1.2462. As of December 31, 2020, there is an unamortized amount of $47,771.

On December 2, 2020, the Company issued 40,000 options for common stock to Dr. Donald Very, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the year ended December 31, 2020, the Company has recorded $1,330 in stock-based compensation. The Black-Scholes value was determined to be $1.2461. As of December 31, 2020, there is an unamortized amount of $47,767.

The weighted average grant date fair value of options granted during 2020 was $1.25. As of December 31, 2020, the total unamortized stock-based compensation expense amounted to $1,237,167 and will be expensed through December 2023. As of December 31, 2020, the number of options outstanding and exercisable are as follows including weighted average inputs used in calculating stock-based compensation:

	Number of	Number of		Remaining
Exercise	Options	Options		Life in	Intrinsic
Price	Outstanding	Exercisable	Term	Years	Value
$1.01	515,000	515,000	10 years	7.93 - 8.03	$123,600
$1.25	890,000	14,167	10 years	9.81 - 9.92	-
$1.37	200,000	30,000	10 years	9.63	-
$1.50	2,195,943	2,195,943	10 years	8.53	-
	3,800,943	2,755,110			$123,600

Warrants

On June 12, 2019, as part of a financing, the Company issued warrants to purchase 113,637 shares of Common Stock at a strike price of $3 for a period of three years. All of these warrants were still outstanding as of December 31, 2020.

On July 31, 2020, the Company completed the Somah Acquisition (see Note 4) whereas 10,000,000 shares of common stock and 3,000,000 warrants were issued. The warrants have a strike price of $5.00 per share and a term of five years. The preliminary fair market value was determined to be $0.6441 per share or $1,932,300.

On September 25, 2020, the Company issued two warrants for services. The warrants were to purchase for 168,008 and 112,006 shares with a strike price of $1.375 and a term of five years. The fair market value was determined to be $0.9062 per share or $152,249 and $101,500, respectively, or $253,749, collectively.

As of December 31, 2020, there are 3,393,651 warrants outstanding.

NOTE 11 – INCOME TAXES

As of December 31, 2020, and 2019, the Company has net operating loss carry forwards of $30,973,000 and $27,552,000, respectively. The net operating loss carryforwards are expected to expire at various times through 2040. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2020 and 2019), as follows:

	December 31,	December 31,
	2020	2019
Tax expense (benefit) at the statutory rate	$(1,158,482)	$(222,188)
Non-deductible items	385,216	-
Deferred true-ups	(56,746)	-
Change in valuation allowance	830,012	222,188
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2020 and 2019 remain open to examination by federal agencies and other jurisdictions in which it operates.

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
U.S. statutory federal rate	21.0%	21.0%
Non-deductible / non-taxable items	-6.5%	0.0%
Deferred true-up	-1.0%	0.0%
Valuation allowance	-13.5%	-21.0%
Total provision	0.0%	0.0%

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019, are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$6,504,000	$5,785,000
Lease liability	277,000	-
Intangible assets	181,000	-
Deferred tax liabilities:
Fixed assets	(277,000)	-
Total gross deferred tax assets	6,685,000	5,785,000
Less: Deferred tax asset valuation allowance	(6,685,000)	(5,785,000)
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2020 and 2019 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $6,685,000 and $5,785,000 as of December 31, 2020 and 2019, respectively. The Company is evaluating the foreign reporting requirements as it relates to revenue from foreign sources and has determined that any accrual would not be material.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to them.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements, except as stated herein.

On January 1, 2021, the Company issued 7,500 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On January 12, 2021, the Company issued 20,000 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On January 13, 2021, the Board of Directors approved the Marizyme, Inc. 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to January 13, 2021.

On January 16, 2021, the Company issued 40,000 options for common stock to Roger Schaller, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On January 29, 2021, the Company issued 40,000 options for common stock to Amy Chandler, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On January 31, 2021, the Company fully vested 50,000 options for an employee. See Note 10.

On March 5, 2021, the Company modified the vesting of the common stock and stock options issued to Mr. Harmon. As of this date, all common stock was vested and 50% of the stock options were vested as of this date and the remaining 50% vest on October 22, 2021. See Note 10.

On March 5, 2021, the Company issued 125,000 options for common stock to James Sapirstein, the Company’s chairman. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On March 5, 2021, the Company issued 125,000 options for common stock to Terry Brostowin, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On March 5, 2021, the Company issued 125,000 options for common stock to Dr. William Hearl, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On March 5, 2021, the Company issued 125,000 options for common stock to Julie Kampf, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On March 5, 2021, the Company issued 125,000 options for common stock to Dr. Vithal Dhaduk, a director for the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years.

On March 18, 2021, Dr. Campbell resigned from all positions. See Notes 1, 6 and 10 to the financial statements.

On April 2, 2021, Dr. Satish Chandran was terminated from all positions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Marizyme, Inc. dismissed KR Margetson, Ltd., CPA as its independent registered public accounting firm, effective as of September 15, 2020.

On September 15, 2020, the Company engaged WithumSmith+Brown, PC as our independent registered public accounting firm for the year ended December 31, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

There were significant changes in our internal controls over financial reporting that occurred during the annual period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On September 1, 2020, the Company hired as a consultant Bruce Harmon to serve as Chief Financial Officer and on November 1, 2020, the Company hired as an employee Dr. Neil Campbell to serve as Chief Executive Officer and President and made Bruce Harmon an employee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a) Prior to November 1, 2020, we did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. Prior to November 1, 2020, we had limited experience in the areas of financial reporting and disclosure controls and procedures. We do not have an independent audit committee therefore there is a lack of board level monitoring of the financial reporting process. On November 1, 2020, the Company hired Dr. Neil Campbell as Chief Executive Officer and President and made Bruce Harmon, our Chief Financial Officer, an employee. Prior to November 1, 2020, there was a reasonable possibility that material misstatements of the financial statements, including disclosures, could not be prevented or detected on a timely basis which has been corrected effective November 1, 2020; and

b) Prior to November 1, 2020, due to our small size, we did not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we had a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which was pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. This situation was corrected effective November 1, 2020, as indicated in this section.

As a result of the existence of these material weaknesses prior to November 1, 2020, management has concluded that we did not maintain effective internal control over financial reporting through the period ended October 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. From November 1, 2020 through December 31, 2020, there is still a material weakness.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

Effective November 1, 2020, we intend that our internal control over financial reporting was modified adding additional officers and employees to address deficiencies prior to November 1, 2020 in the financial closing, review and analysis process, which improved our internal control over financial reporting from November 1, 2020 forward.

Management’s Remediation Plans

We increased our personnel resources and technical accounting expertise within the accounting function between September 1, 2020 and November 1, 2020. Subsequent to December 31, 2020, the Company contracted with a third-party accounting firm which provides various levels of accounting expertise up to the controller level.

ITEM 9B. OTHER INFORMATION

On April 2, 2021, Dr. Satish Chandran’s employment with us was terminated and, as of that date, he no longer serves as our Chief Technology Officer. We expect to enter into a termination, settlement and release agreement with Dr. Chandran but as of the date of this annual report no such agreement has been finalized.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers. We refer to all of these individuals collectively as our “named executive officers.” Also, the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position
James Sapirstein	59	Interim Chief Executive Officer and Chairman
Bruce Harmon	62	Chief Financial Officer
Dr. Steven Brooks	51	Chief Medical Officer
Amy Chandler	53	Executive Vice President
Roger Schaller	63	Executive Vice President
Dr. Donald Very	63	Executive Vice President
Dr. Catherine Pachuk	64	Chief Science Officer
Terry Brostowin, Esq.	61	Independent Director
Dr. William Hearl	63	Independent Director
Julie Kampf	59	Independent Director
Dr. Vithalbhai Dhaduk	67	Director

James Sapirstein – Interim Chief Executive Officer and Chairman

Mr. Sapirstein was appointed as Executive Chairman on December 10, 2018. Mr. Sapirstein has served as our Interim Chief Executive Officer from time to time and, most recently, he was reappointed to this position on March 18, 2021. Mr. Sapirstein is a highly regarded pharmaceutical industry executive with more than 35 years of success in building companies and leading the commercial launch of nearly two dozen prescription drugs in the fields of GI, CNS, infectious disease, and cancer. He has worked at major pharmaceutical companies including Bristol-Myers Squibb, Hoffmann-LaRoche and Eli Lilly, and has led commercial teams for successful biotech companies such as Gilead Sciences and Serono Laboratories. In recent years, Mr. Sapirstein has been the CEO of the following early-stage biotech companies - Tobira Therapeutics, Alliqua Therapeutics and most recently, Contravir Pharmaceuticals, where he defined and executed corporate strategy, raised significant capital, advanced drug development programs, and built shareholder value. He sits on several boards including BIO (Biotechnology Innovation Organization).

Bruce Harmon – Chief Financial Officer

Mr. Harmon was appointed as Chief Financial Officer on September 1, 2020. Mr. Harmon has more than 40 years’ experience as a financial professional working with Fortune 500 companies to startups, both public and private, and including biotech and pharmaceutical companies. In his career, he has served as chief financial officer, chief executive officer, director, chairman and/or audit chairman of various public companies on the OTC and as corporate controller of a NASDAQ company in the early 1990s. Mr. Harmon served as interim Chief Financial Officer for a pharmaceutical company from 2002 through 2003. Currently, Mr. Harmon owns a consulting firm, Lakeport Business Services, Inc., founded in 2009, which has provided CFO services to more than 100 companies. Through his firm, he currently serves as a Director of Dale Biotech, LLC (since 2019), a biotech company. Mr. Harmon has served as Chief Financial Officer of Rhamnolipid, Inc. (2010-2020), a biotech company. In 2005, at the invitation of the Environmental Programmé, Mr. Harmon and two others presented a sustainable green housing option to 84 delegates at the United Nations. Mr. Harmon has been the key financial person involved in 15 companies going public from an IPO (NASDAQ) to reverse mergers.

Mr. Harmon holds a B.S. in Accounting from Missouri State University.

Steven Brooks MD MBA FACC – Chief Medical Officer

Dr. Brooks was appointed as Executive VP of Medical and Regulatory Affairs, Chief Medical Officer on December 1, 2020. Dr. Brooks is currently the principal of Brooks Medtech, LLC, a medical technology consulting firm. Dr. Brooks has more than 20 years in medicine and industry supporting the commercialization of medical innovation, including medical devices, mHealth, drugs, biologics and combination products. Dr. Brooks’ interests include evidence development, clinical trial design and execution, regulatory and reimbursement strategy and healthcare market strategy.

Previously Dr. Brooks was an Interventional Cardiologist at University of Maryland Medical Center and private practice, and then a Medical Officer at the United States Food and Drug Administration (FDA) for six years in Center for Devices and Radiological Health (CDRH) in the Division of Cardiovascular Devices.

Dr. Brooks has held positions with the life science consulting firms NDA Partners, Popper & Company, and Sage Growth Partners. He is CMO for Global Interconnect and is the Senior VP of Medical Sciences and Regulatory Affairs for Vita Therapeutics. He previously held the positions of CMO for Cardiocube, LLC and VP of Regulatory Affairs and Health Economics for Ablative Solutions.

Dr. Brooks achieved his MD degree at the University of Pittsburgh School of Medicine, and Residency, Cardiology and Interventional Cardiology Fellowships at University of Pittsburgh Medical Center. He received his MBA from the Johns Hopkins Carey School of Business in the Business of Medicine Program, and a B.A at Duke University.

Amy Chandler – Executive Vice President

Ms. Chandler has more than 25 years of experience in the medical device, pharmaceutical and combination product industries, supporting CNS, cardiovascular, endovascular, consumer and wound care product development and manufacturing. She began her career at Johnson & Johnson where she held multiple positions of increasing levels of responsibilities within the Quality Assurance organization (QAU, QA, QC, QE, SQA). She has expertise in the development of Quality Assurance and Regulatory Affairs organizations and systems throughout all stages of a product life cycle. In addition, she has created both US and international strategies and submissions to secure key regulatory approvals and ensure quality and compliance. Ms. Chandler holds a B.S degree in Chemistry from North Carolina State University, a M.S. degree in Textile Technology from the Institute of Textile Technology and is RAC (Global) certified.

Roger Schaller – Executive Vice President

Mr. Roger Schaller is the Executive Vice President of Commercial Operations for Marizyme. Mr. Schaller has more than 30 years of life science industry experience in commercial operations, business development and, new product development for large and entrepreneurial companies. His experience has been with Medical, Life Sciences, Electronics and Bio Tech products with Global responsibilities and executive leadership. Most recently Roger Schaller was Vice President of Business Development at Promex Industries, a Silicon Valley Company specializing in Biotech Microelectronics serving the medical device and genomic industries. Prior to joining Promex, he served as Chief Operating Officer (COO) for Integrated Nano-Technologies, producing DNA point of care testing systems and, before that, as COO and Vice President of Business Development, for Coyote Bioscience, developing Life Science and Diagnostic products. He previously held a succession of executive posts with biotech and medical diagnostic firms including Affymetrix/Thermo Fisher, Rain Dance Technologies and was instrumental in establishing the initial Sales and Marketing Team that lead to the success of Cepheid, which is now a Danaher Company. Mr. Schaller holds Bachelor of Science degrees in Medical Technology and Biology from Illinois State University with a minor in Chemistry.

Donald Very, Jr. Ph.D. – Executive Vice President

Dr. Very has more than thirty years of device, diagnostic and, pharmaceutical compound/assay development and performance qualification experience in such diverse clinical areas as oncology, infectious disease, cardiovascular and, metabolic disease, Dr. Very has extensive experience in all phases of pharmaceutical and diagnostic assay research and device development, performance validation, clinical trial design and implementation, and regulatory approval.

In addition to his duties at Marizyme, Dr. Very is currently an Adjunct Professor of Biotechnology at Duquesne University in Pittsburgh. PA. Previously, Dr. Very served as Senior Vice President of Mosaigen, a global science & technology development corporation; and President, CEO, and Founder of Naviter Bioanalytics, LLC, a private consulting firm specializing in technological due diligence, bioanalytical method development, performance qualification, and regulatory approval. Additionally, Dr. Very previously served as Senior Vice President, Scientific Strategy, Technology and Research at Helomics Corporation where he was responsible for the identification, evaluation, and implementation of new technologies, assay platforms, and tests to augment the company’s clinical laboratory, comprehensive tumor profiling platform, and contract research offerings. Prior to Helomics, he was Vice President of Research and Assay Development for Ancera, Inc., where he successfully led efforts to develop quantitative cell, nucleic acid, and protein assays for the company’s proprietary, magnetic fluid-based, diagnostic platform; and Vice President of Immunology and Assay Development for the Institute for Bioanalytics, LLC (IBA), where he was responsible for the overall scientific, operational, and research activities of the Institute. At IBA, he successfully built a profitable contract research business. Under his leadership, IBA completed over 200 cell, nucleic acid or antibody-based assay development and performance qualification projects in support of the research programs of clients in the pharmaceutical, diagnostic, and biotechnology industries. Dr. Very also served as a Senior Research Scientist for the Diagnostics Division of Bayer Corporation, where he was responsible for the design and execution of clinical trials, performance validation studies for the AFP, CA 125 II, and CA 15-3 tumor marker assays for the Bayer Immuno 1™ Immunoanalyzer, and the preparation and submission of 510(k) applications to the FDA for these assays. These activities culminated in the FDA’s approval of all these assays for use in the U.S. Dr. Very began his career as a researcher and supervisor of the BL-2 and BL-3 laboratories affiliated with the U.S. Army Medical Research Unit in the Republic of Korea. Managing a staff of six scientists, his team conducted clinical and diagnostic research on hantaviral and rickettsial diseases endogenous to the Korean peninsula.

Dr. Very is a frequently invited speaker at national and international scientific symposia discussing topics ranging from advances in personalized medicine in oncology, the clinical utility of serum biomarkers in the diagnosis and management of disease, the development and performance qualification of multiplexed immunoassays, and the future of the in vitro diagnostic industry. He received his Bachelor of Science degree in Biology from the University of Notre Dame, a Master of Science degree in Biology from the University of Texas at San Antonio, and a Doctorate in Microbiology/Immunology from Boston University.

Catherine J. Pachuk, Ph.D. – Chief Science Officer

Dr. Pachuk has more than 25 years of research and development leadership experience in the pharmaceutical and biotech sectors with expertise in both drug, device, and vaccine development with significant experience in nucleic acid based therapeutic platforms including ASO, RNAi and nucleic acid-based vaccines. Her key areas of therapeutic focus are viral diseases including Hepatitis B, Hepatitis C, metabolic disease, HCC, and indications associated with Ischemia Reperfusion Injury. She was involved in advancing multiple product candidates into the clinic and market including several first-in-man compounds. She received her Ph.D. in molecular virology from the University of Pennsylvania where she studied the molecular biology of coronaviruses. She also has a dual Regulatory Affairs Certificate from RAPS (Regulatory Affairs Professional Society) in Medical Devices and Pharmaceuticals.

Following a post-doctoral fellowship at SmithKline Beecham, she joined Apollon, Inc. to develop programs in oligonucleotide-based therapeutics, and subsequently DNA-based vaccines for both viral and oncology indications. Following the acquisition of Apollon, Inc. by Wyeth-Ayerst Research in 1998 she continued to direct several vaccine programs which resulted in several plasmid-based vaccine products being advanced into clinical trials. During this time, Dr. Pachuk worked with FDA’S CBER division in the drafting of a “Points to Consider” document regarding considerations for administration of plasmid DNA compounds in humans. In 2001, she co-founded Nucleonics, a biotech focused on the development of RNAi-based therapeutics, one of which was advanced into clinical studies in Chronic Hepatitis B patients. Until April of 2008, she was VP of Preclinical Research. Dr. Pachuk then went on to lead biology and preclinical development efforts for Pfizer’s oligonucleotide therapeutic programs (ASO and siRNA) in the areas of oncology and metabolic disease and was a member of the Executive Leadership Team. Dr. Pachuk also has significant experience in nucleic-acid delivery and has led nucleic acid-delivery and formulation development programs for ASO, plasmid-based therapeutics, and siRNA at Apollon/Wyeth Vaccines, Nucleonics and Pfizer. Dr. Pachuk also was responsible for obtaining more than 1.8 million dollars in government and private grants.

Dr. Pachuk is currently a Scientific Advisory Board member for Ocugen Inc where she advises on the development of a COVID-19 vaccine and is currently an invited expert curator for the American Society of Microbiology’s COVID-19 research registry. She is also an adjunct faculty member at both Florida Atlantic University and Baruch Blumberg Institute.

Terry Brostowin, Esq. – Independent Director

Mr. Brostowin was appointed as an independent director on December 14, 2018. Mr. Brostowin is an accomplished attorney admitted to the Federal Courts in both the Eastern and Southern Districts of New York and the District of New Jersey. He has extensive expertise in contracts and commercial litigation. Mr. Brostowin has provided his opinion to the New York City Mayor’s office of judicial screening committees on judicial reappointments and was a compliance specialist ensuring the Department of Correction’s compliance with various Federal Court ordered mandates and ensured the financial integrity of various vendors doing business with the Financial Systems Division. Mr. Brostowin has been affiliated with the law firm Brostowin & Associates, PC, since 2009. From 2002 to 2009, Mr. Brostowin was affiliated with the law firm Conway & Brostowin, LLC.

William Hearl, Ph.D. – Independent Director

Dr. Hearl is the founder of Immunomic Therapeutics, Inc. and is an experienced and successful life science businessman and entrepreneur. Dr. Hearl is adept at brokering mutually beneficial partnerships and identifying non-traditional collaborations and investment opportunities.

The advent of the commercial development of LAMP technology came from discussions between Dr. Hearl and Dr. Tom August at Johns Hopkins University. Based on their mutual vision of the value of LAMP, ITI emerged and began operations in 2006. Dr. Hearl’s extensive experience in intellectual property management and business development led to the reward of a sub-license of the LAMP technology to Geron Corporation within 30 days of initiating operations and subsequent license agreements, valued at over $300 million, in 2015 with Japan-based Astellas for next generation allergy vaccines based on the LAMP platform.

Dr. Hearl is also a founder of Capital Genomix, Inc. (CGI), a Maryland-based biomarker and drug discovery Company and served as its first chief executive officer from inception in 2000 to late 2002 when he assumed the role of chief scientific officer. Dr. Hearl raised seed funds and Series A & B funding for CGI (approximately $5 million in cash/debt). He also acquired the Dynex Technologies division of Thermo Scientific in a leveraged acquisition deal. Dynex was subsequently divested and yielded a remarkable tenfold return to the Company.

Dr. Hearl is also responsible for the acquisition and development of the core technologies of Capital Genomix: GeneSystem320TM was licensed exclusively from MD Anderson Cancer Center and the ImmunoMouseTM was invented by Dr. Hearl. Dr. Hearl also has an established record of scientific productivity over his 20 years of work in the biotech industry. He started his career as a bench scientist at Electro-Nucleonics, Inc. and developed blood-based diagnostics for HIV, HTLV-I and Hepatitis C. He later worked at Life Technologies and directed the immunodetection group. Under Dr. Hearl’s direction, the lab developed a number of innovative antibody-based detection kits and reagents. He moved into scientific management when he became the director of research and development at Kirkegaard & Perry Laboratories, Inc. in 1994.

Dr. Hearl earned his Ph.D. in biochemistry from the University of Tennessee and B.S. from East Tennessee State University.

Julie Kampf – Independent Director

Julie Kampf is a global business executive and thought leader on talent and diversity, with 30 years of experience in the life science and retail/consumer fashion industries and on not-for-profit Boards of Directors. She is currently Chief Executive Officer of JBK Associates International, which she founded in 2003, and has grown to become a multi-million-dollar company as one of INC’s fastest growing private companies, four consecutive years, beginning in 2011. Julie has a reputation for delivering results that exceed expectations working with life science company CEOs and Boards, ranging from companies included in the Fortune 100 to early-stage startup companies.

Prior to founding JBK and moving into the life science industry, Julie gained deep business knowledge in product development, marketing, sales, and organizational development, having started her 17-year career in the fashion industry as a Macy’s Executive Trainee, with a subsequent series of roles of increasing responsibility at Warnaco Inc, Hartmann Inc and Michael Stevens, LTD, ultimately rising to Sr. VP with P&L responsibilities with a track record of consistently growing revenues and delivering strong profits.

Ms. Kampf has significant not-for-profit board and advisory committee experience having served on Howard University’s School of Communications Board of Visitors, where she helped launch an entrepreneurial incubator and established an award for student entrepreneurs. Her not-for-profit board service spans the Linkage Diversity Summit, Enterprising Women magazine, International Association of Corporate and Professional Recruitment, Girl Scout Council of Bergen County, Guiding Eyes for the Blind. Additionally, she has served on the Executive Committee of Good Grief, a national leader in delivering grief services to children and their families.

Deeply committed to enhancing the careers and well-being of other women, Ms. Kampf was president of the 1,750-member HBA (Healthcare Businesswomen’s Association) Metro Chapter, where she co-founded a successful mentoring program. At the same time as a founding member of Bergen County’s Women United in Philanthropy, she helped launch the area’s largest grantor giving circle focused on women’s issues.

Ms. Kampf has received numerous awards, including having been recognized as one of New Jersey’s Best 50 Women in Business, an Enterprising Woman of The Year, an Ernst & Young Entrepreneurial Winning Woman, and a Brava Smart CEO Winner. In 2013 and 2009, Ms. Kampf was recognized as one of the PharmaVoice 100 ‘most inspiring people in the Life Science Industry.’

As a thought leader, Ms. Kampf has spoken at the Yale School of Management to the Multicultural Forum on Workplace Diversity, published articles on talent-related issues, appeared on national TV and other media outlets, and has authored a book on how to stand up for principles such as quality, integrity, and service.

Ms. Kampf earned a BA in Political Science from the University of Rhode Island, where she minored in Marketing.

Vithalbhai Dhaduk, MD - Director

Dr. Dhaduk has more than 30 years’ professional experience as neurologist who has served as Head of Neurology at Professional Neurological Associates for 20 years and Assistant Professor of Neurology at Commonwealth Medical College. Dr. Dhaduk currently serves as President and Chairman at Professional Neurological Associates (since 1987), Chairman of Dap Dhaduk 1 to 8 (since 1998), Chairman of Caritas International Trading Inc. (since 2011), President and Chairman of Caritas Real Estate Group (since 2011), President and Chairman of Core Hospitality LLC (since 2011), President and Chairman of Star Real Estate LC (since 2012), President and Chairman of Coracias Advanced Technology LLC (since 2016), as a Director on the Board of Directors at FNCB Bancorp, Inc. (NASDAQ: FNCB, since 2017), Board of Directors for The Wright Center (since 2017), and President and Chairman of CorePharma, LLC (since 2018). Previously, Dr. Dhaduk had served as Chairman of Global Pharma Analytics (2012 – 2019), as President and Chairman of Somahlution, LLC (2012 – 2019), President and Chairman of Apicore LLC (2005 – 2016), President and Chairman of R&D Future Aire Tech (2011 – 2013), President and Chairman of Neuron Biotech (2007 – 2013, and President and Chairman of Synerx Pharmaceutical (2007 – 2013). Dr. Dhaduk is a managing trustee of charitable trust and past President and Chairman of Saurashtra Patel Cultural Samaj.

Dr. Dhaduk received a Bachelor of Medicine and Bachelor of Surgery in 1980 from M.P. Shah Medical College in Jamngar, India. Dr. Dhaduk has a Pennsylvania and New Jersey medical license (both since 1985), PGY-1 waiver on basis of excellence in post-graduation from the Board of Psychiatry and Neurology (1984), FLEX (Federal Licensing Examination (1984) and ECFMG Certification (1981). Dr. Dhaduk has received the following awards: David Dunn Memorial Award for Outstanding Teaching and Study of Neurology, Medical College of Pennsylvania (1986 – 1987) and Honors in Medicine, M.P. Shah Medical College, India (1980). Dr. Dhaduk has memberships in Fellow of the American Academy of Neurology, Pennsylvania Medical Society, Lackawanna County Medical Society, American Medical Association, MS Society, Parkinson’s Support Group, National Headache Foundation, Alzheimer’s Support Group and Who’s Who Registry.

Dr. Dhaduk has published in the Journal of Neurology, Neurosurgery, and Psychiatry the following: Partial Ataxic Hemiparesis (1988) and Polyneuritis Cranialis in Lyme Disease (1987). He has presented at the following: CT Scan, EEG, and Brain Mapping in Acute Stroke at American Academy of Neurology (April 1987) and Magnetic Resonance Imaging of Intracranial Vascular Malformations at American Society of Neuroimaging (February 1986).

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members. Each director of the Company serves for a term of one year or until a successor is elected at the Company’s annual shareholders meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified.

Compensation Committee

The Board of Directors of the Company has appointed James Sapirstein and Terry Brostowin to serve as the Compensation Committee.

Audit Committee

The Board of Directors of the Company does not have an audit committee at this time.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

Marizyme, Inc. has directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of five directors and has not established an audit committee or a nominating or governance committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, although three of our five directors are independent directors.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the controlling shareholder. The Company has five directors, and a Chief Executive Officer and a Chief Financial Officer (roles currently filled by a single executive officer) reporting to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure is in the best interest of the stockholders.

●	The Company believes this structure allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were not timely.

Family Relationships

None.

ITEM 11. EXECUTIVE COMPENSATION

Our Board of Directors has not established a separate compensation committee. Instead, the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officer(s), decides on benefit plans, and considers other matters as may, from time to time, be referred to it. Our Board continues to emphasize the important link between our performance, which ultimately benefits all shareholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officer(s). In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in us.

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity during the last completed fiscal year, regardless of compensation level, and other individuals as required by Item 402(m)(2) of Regulation S-K.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Neil J. Campbell,	2020	$64,242	$-	$-	$-	$-	$-	$50,000	$114,242
CEO (1)	2019	$-	$-	$-	$-	$-	$-	$-	$-

Bruce Harmon,	2020	$21,742	$-	$12,500	$6,250	$-	$-	$30,000	$70,492
CFO (2)	2019	$-	$-	$-	$-	$-	$-	$-	$-

Dr. Satish Chandran,	2020	$237,840	$-	$-	$-	$-	$-	$-	$237,840
CTO (3)	2019	$228,747	$-	$-	$-	$-	$-	$-	$228,747

Dr. Cathy Pachuk,	2020	$227,864	$-	$-	$-	$-	$-	$-	$227,864
CSO (4)	2019	$194,432	$-	$-	$-	$-	$-	$-	$194,432

James Sapirstein,	2020	$-	$-	$-	$-	$-	$-	$-	$-
Interim CEO (5)	2019	$-	$-	$-	$-	$-	$-	$-	$-

Nicholas DeVito, CEO,	2020	$20,000	$-	$-	$-	$-	$-	$20,000	$40,000
CFO (6)	2019	$-	$-	$-	$-	$-	$-	$-	$-

Ralph Makar,	2020	$-	$-	$-	$-	$-	$-	$110,000	$110,000
CEO (7)	2019	$-	$-	$-	$-	$-	$-	$-	$-

(1) Appointed on November 1, 2020. Resigned March 18, 2021.

(2) Appointed on September 1, 2020.

(3) Appointed on July 31, 2020. Terminated on April 2, 2021.

(4) Appointed on July 31, 2020.

(5) Appointed as Interim CEO on September 1, 2020, resigned on November 1, 2020; reappointed Interim CEO on March 21, 2021.

(6) Appointed as CEO on May 7, 2018 and resigned on September 14, 2018 and then appointed as Interim CEO and Interim CFO on July 13, 2019 and resigned on September 1, 2020.

(7) Appointed on February 24, 2020 and resigned in April 2020.

Employment and Consulting Agreements

Bruce Harmon Agreements

On September 1, 2020, Bruce Harmon executed a consulting agreement with us and was named our chief financial officer. Under the terms of his agreement, we agreed to pay Mr. Harmon annual compensation of $60,000. We amended this consulting agreement on October 15, 2020, to increase Mr. Harmon’s compensation to $120,000 annually. Additionally, we granted Mr. Harmon 40,000 restricted shares of our common stock vesting over one year. On October 22, 2020, we granted Mr. Harmon options to purchase 120,000 shares of our common stock vesting over three years with an exercise price of $1.25 per share. On November 1, 2020, Mr. Harmon became an employee of ours thereby cancelling the consulting agreement, however, his compensation level was unchanged. On January 1, 2021, the Company increased Mr. Harmon’s compensation to $250,000 annually.

James Sapirstein Service Agreement

On March 1, 2021, we entered into a service agreement with James Sapirstein, the Chairman of our board of directors and our Interim Chief Executive Officer, pursuant to which Mr. Sapirstein agreed to provide us with strategic intelligence services to support us in each and any department, market research regarding business or science interests of the Company and other services deemed necessary under the service agreement. The term of the agreement is for one (1) year with automatic one-year renewal periods. Mr. Sapirstein can terminate the service agreement in the event of any nonpayment which is not cured within thirty (30) days of written notice and we could terminate this service agreement upon ten (10) days written notice without cause. Under this agreement, we will pay Mr. Sapirstein twenty-thousand dollars ($20,000) per full month of services provided. Mr. Sapirstein agrees that any and all ideas, improvements, inventions and/or works of authorship relating to his performance of services for us under the service agreement will be our sole and exclusive property.

We also have letters of understanding with Dr. Steven Brooks, Roger Schaller and Dr. Donald Very.

Steven Brooks Offer Letter

On December 1, 2020, Steven Brooks signed an offer letter from us accepting the position as our Chief Medical Officer effective as of that date. This position provides annual compensation of $300,000, an annual discretionary bonus of potentially 25% of base salary based upon discretionary objectives to be outlined, and options to purchase 40,000 shares of our common stock. We also provided Mr. Brooks a benefit package to include insurance coverage.

Donald Very Offer Letter

On December 2, 2020, Donald Very signed an offer letter from us accepting the position as our Executive Vice President of Research and Development for the company effective December 1, 2020. This position provides annual compensation of $250,000, a bonus of 25% of salary based upon discretionary objectives to be outlined, and options to purchase 40,000 shares of common stock with an exercise price of $1.25, vesting quarterly over three years, and our standard benefit package.

Roger Schaller Offer Letter

On January 16, 2021, Roger Schaller signed an offer letter from us accepting the position as our Executive Vice President of Commercial Operations, effective as of that date. The position provides annual compensation of $250,000, an annual discretionary bonus of potentially 25% of base salary based upon discretionary objectives to be outlined, a potential realization bonus (performance sales revenue based) to be determined, and shares to be determined and approved by our Board of Directors. We also provided Mr. Schaller with a benefit package including insurance coverage.

Retirement

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

2021 Stock Incentive Plans

On January 13, 2021, our Board of Directors approved the Marizyme, Inc. 2021 Stock Incentive Plan (“SIP” or the “Plan”). The SIP incorporates stock options issued prior to January 13, 2021 including 2020. The SIP has not yet been approved by our stockholders.

Purpose of the Plan: The purpose of the Plan is to advance our interests and the interests of our shareholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 5,300,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of the date of this annual report, 4,740,000 shares remain available for issuance under the Plan. We intend that awards granted pursuant to the Plan be exempt from or comply with Section 409A of the Internal Revenue Code, or the Code (including any amendments or replacements of such section), and the Plan shall be so construed.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Awards that may be granted include: (a) Incentive Stock Options, or ISO (b) Nonstatutory Stock Options, (c) Stock Appreciation Rights, (d) Restricted Stock, (e) Restricted Stock Units, or RSUs, (f) Stock granted as a bonus or in lieu of another award, and (g) Performance Awards. These awards offer us and our shareholders the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with us.

Stock options give the option holder the right to acquire from us a designated number of shares of our common stock at a purchase price that is fixed at the time of the grant of the option. The exercise price will not be less than the market price of the common stock on the date of grant. Stock options granted may be either incentive stock options or non-statutory stock options.

Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment – the appreciation value – either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted stock are awards of a right to receive shares of our common stock on a future date. Restricted Stock Unit Awards are evidenced by award agreements in such form as our board of directors shall from time to time establish. Restricted stock shares can take the form of awards of restricted stock, which represent issued and outstanding shares of our common stock subject to vesting criteria, or restricted stock units, which represent the right to receive shares of our common stock subject to satisfaction of the vesting criteria. Restricted shares are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

Our board of directors may grant common stock to any eligible recipient as a bonus, or to grant stock or other awards in lieu of obligations to pay cash or deliver other property under the Plan or under other plans or compensatory arrangements.

The Plan also provides for performance awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail below.

Administration of the Plan: The Plan is currently administered by our board of directors. All questions of interpretation of the Plan, of any award agreement or of any other form of agreement or other document employed by us in the administration of the Plan or of any award shall be determined by the Board, and such determinations shall be final, binding and conclusive upon all persons having an interest in the Plan or such award, unless fraudulent or made in bad faith. Any and all actions, decisions and determinations taken or made by the board of directors. in the exercise of its discretion pursuant to the Plan or award agreement or other agreement thereunder (other than determining questions of interpretation pursuant to the preceding sentence) shall be final, binding and conclusive upon all persons having an interest therein.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those employees, consultants and directors of us or of any of our subsidiaries.

Shares Available Under the Plan: The maximum aggregate number of shares of common stock that may be issued under the Plan shall be 5,300,000 shares and shall consist of authorized but unissued or reacquired shares of common stock or any combination thereof, subject to adjustment for certain corporate changes affecting the shares, such as stock splits, merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, stock dividend. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan.

Stock Options and Stock Appreciation Rights:

General. Stock options and SARs shall be evidenced by award agreements specifying the number of shares of common stock covered thereby, in such form as the board of directors shall from time to time establish. Each Stock option grant will identify the option as an ISO or Nonstatutory Stock Option. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for each stock option or SAR shall be established in the discretion of the board of directors; provided, however, that the exercise price per share for the stock option or SAR shall be not less than the fair market value of a share of common stock on the effective date of grant of the stock option or SAR. Notwithstanding the foregoing, a stock option or SAR may be granted with an exercise price lower than the minimum exercise price set forth above if such stock option or SAR is granted pursuant to an assumption or substitution for another option in a manner qualifying under the provisions of Section 424(a) of the Code.

Exercise of Options. Stock options may be immediately exercisable but subject to repurchase or may be exercisable at such time or times, or upon such event or events, and subject to such terms, conditions, performance criteria and restrictions as shall be determined by the board of directors and set forth in the award agreement evidencing such stock option. No stock option or SAR shall be exercisable after the expiration of ten (10) years after the effective date of grant of such stock option or SAR. Subject to the foregoing, unless otherwise specified by the board of directors in the grant of a stock option or SAR, any stock option or SAR granted hereunder shall terminate ten (10) years after the effective date of grant of the stock option or SAR, unless earlier terminated in accordance with its provisions. The board of directors may set a reasonable minimum number of shares of common stock that may be exercised at any one time.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our total combined voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive Stock Options. Stock options intending to qualify as ISOs may only be granted to employees, as determined by the board of directors. No ISO shall be granted to any person if immediately after the grant of such award, such person would own common stock, including common stock subject to outstanding awards held by him or her under the Plan or any other plan established by the Company, amounting to more than ten percent (10%) of the total combined voting power or value of all classes of stock of the company. To the extent that the award agreement specifies that an Option is intended to be treated as an ISO, the Option is intended to qualify to the greatest extent possible as an “incentive stock option” within the meaning of Section 422 of the Code, and shall be so construed; provided, however, that any such designation shall not be interpreted as a representation, guarantee or other undertaking on the part of the Company that the Option is or will be determined to qualify as an ISO. If and to the extent that any shares of Stock are issued under a portion of any Option that exceeds the $100,000 limitation of Section 422 of the Code, such shares of common stock shall not be treated as issued under an ISO notwithstanding any designation otherwise.

Restricted Stock Awards: Stock awards can also be granted under the Plan. A stock award is a grant of shares of common stock or of a right to receive shares in the future. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Restricted Stock Units: RSU Awards shall be evidenced by award agreements in such form as the board of directors shall from time to time establish. The purchase price for shares of Stock issuable under each RSU Award shall be established by the board of directors in its discretion. Except as may be required by Applicable Law or established by the board of directors, no monetary payment (other than applicable tax withholding) shall be required as a condition of receiving a RSU Award. Shares issued pursuant to any RSU Award may (but need not) be made subject to vesting conditions based upon the satisfaction of such Service requirements, conditions, restrictions or Performance Criteria, as shall be established by the Board and set forth in the award agreement evidencing such award.

Performance Criteria: Under the Plan, Performance Criteria means business criteria including, but not limited to: revenue; revenue growth; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings per share; operating income; pre-or after-tax income; net operating profit after taxes; economic value added (or an equivalent metric); ratio of operating earnings to capital spending; cash flow (before or after dividends); cash-flow per share (before or after dividends); net earnings; net sales; sales growth; share price performance; return on assets or net assets; return on equity; return on capital (including return on total capital or return on invested capital); cash flow return on investment; total shareholder return; improvement in or attainment of expense levels; and improvement in or attainment of working capital levels or Performance Criteria. Any Performance Criteria may be used to measure the Company’s performance as a whole or any of the company’s business units and may be measured relative to a peer group or index.

Performance Awards. Performance awards shall be evidenced by award agreements in such form as the board of directors shall from time to time establish. Each performance sward shall entitle the participant to a payment in cash or common stock upon the attainment of Performance Criteria and other terms and conditions specified by the board of directors. Notwithstanding the satisfaction of any Performance Criteria, the amount to be paid under a performance award may be adjusted by the board of directors on the basis of such further consideration as the board of directors in its sole discretion shall determine. The board of directors may, in its discretion, substitute actual common stock for the cash payment otherwise required to be made to a participant pursuant to a performance award.

Bonus Stock and Awards in Lieu of Obligations. The board of directors may grant common stock to any eligible recipient as a bonus, or to grant common stock or other awards in lieu of obligations to pay cash or deliver other property under the Plan or under other plans or compensatory arrangements, provided that, in the case of participants subject to Section 16 of the Exchange Act, the amount of such grants remains within the discretion of the board of directors to the extent necessary to ensure that acquisitions of common stock or other awards are exempt from liability under Section 16(b) of the Exchange Act. common stock or awards granted hereunder shall be subject to such other terms as shall be determined by the board of directors.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board of directors also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

Board of Directors

The Company’s Board of Directors have been compensated for their services with stock options in March 2021.

Name	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock not Vested	Market Value of Shares or Units not Vested	Awards: Number of Unearned Shares, Units or Other Rights not Vested	Value of Unearned Shares, Units or Other Rights not Vested
James Sapirstein	1,100,000	-	1,100,000	$1.50	7/12/29	-	-	-	-
	125,000	-	125,000	$1.01	12/5/28

Terry Brostowin	250,000	-	250,000	$1.50	7/12/29	-	-	-	-
	140,000	-	140,000	$1.01	12/5/28

Dr. Neil Campbell	500,000	500,000	500,000	$1.25	10/29/30	-	-	-	-

Dr. William Hearl	-	-	-	$-		-	-	-	-

OUTSTANDING EQUITY AWARDS

As of December 31, 2020, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock not Vested	Market Value of Shares or Units not Vested	Awards: Number of Unearned Shares, Units or Other Rights not Vested	Value of Unearned Shares, Units or Other Rights not Vested
Dr. Neil J. Campbell, former CEO and President	50,000	450,000	450,000	$1.25	10/31/30	-	-	-	-

Bruce Harmon, CFO	-	120,000	120,000	$1.25	10/21/30	-	-	-	-

Dr. Donald Very, EVP	-	40,000	40,000	$1.25	12/1/30	-	-	-	-

Dr. Steven Brooks, CMO	-	40,000	40,000	$1.25	11/30/30	-	-	-	-

STOCK OPTIONS

Grants of stock options or stock appreciation rights were made during the year ended December 31, 2020 as follows:

Dr. Neil J. Campbell, former CEO and President	500,000
Bruce Harmon, CFO	120,000
Dr. Donald Very, EVP	40,000
Dr. Steven Brooks, CMO	40,000

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 14, 2021, we had 35,888,188 shares of common stock issued, issuable and outstanding. The following table sets forth information known to us as of April 14, 2021 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each director;
●	each named executive officer; and
●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 555 Heritage Drive, Suite 200, Jupiter, Florida 33458. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Except as otherwise indicated, the address of each of the stockholders listed below is: 555 Heritage Drive, Suite 200, Jupiter, Florida 33458.

		Number of
		Shares	Percent
	Name and Address of	Beneficially	of
Title of Class	Beneficial Owner	Owned (1)	Class (2)
Common Stock	Bruce Harmon (3)(5)	100,000	0.3%
Common Stock	Dr. Cathy Pachuk (3)(6)	268,710	0.7%
Common Stock	Dr. Steven Brooks (3)(7)	26,667	0.1%
Common Stock	Dr. Donald Very, Jr. (3)(8)	6,667	0.0%
Common Stock	James Sapirstein (4)(9)	1,240,417	3.2%
Common Stock	Terry Brostowin (4)(10)	400,417	1.0%
Common Stock	Dr. William Hearl (4)(11)	10,417	0.0%
Common Stock	Dr. Vithal Dhaduk (4)(12)	10,417	0.0%
Common Stock	Julie Kampf (4)(13)	10,417	0.0%
Common Stock	All directors and named executive officers as a group (9 persons)	2,074,128	5.3%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2) As of April 14, 2021, a total of 38,679,855 shares of the Company’s common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3) Officer.

(4) Director.

(5) Consists of 40,000 shares of common stock and 60,000 options for common stock exercisable within 60 days.

(6) Consists of 268,710 shares of common stock and 0 options for common stock exercisable within 60 days.

(7) Consists of 20,000 shares of common stock and 6,667 options for common stock exercisable within 60 days.

(8) Consists of 0 shares of common stock and 6,667 options for common stock exercisable within 60 days.

(9) Consists of 5,000 shares of common stock and 1,235,417 options for common stock exercisable within 60 days.

(10) Consists of 0 shares of common stock and 400,417 options for common stock exercisable within 60 days.

(11) Consists of 0 shares of common stock and 10,417 options for common stock exercisable within 60 days.

(12) Consists of 0 shares of common stock and 10,417 options for common stock exercisable within 60 days.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

The Company had an arrangement with the owner (the owner of Somahlution, Inc.) of a building located at 225 Chimney Corner Lane, Jupiter, Florida 33458 which expired on December 31, 2020. On December 15, 2020, the Company entered a five-and-a-half-year lease for 555 Heritage Drive, Jupiter, Florida 33458 for approximately 8,500 square feet which includes office and laboratory space.

Share Exchange Agreement

On July 31, 2020, the Company executed a share exchange agreement with the owners of Somahlution, Inc. (“Somahlution”) whereby the Company acquired all the assets and certain liabilities of Somahlution, LLC, Somaceutica, LLC and all the outstanding stock of Somahlution, Inc. for 10,000,000 newly issued shares of the Company’s common stock, 3,000,000 warrants with an exercise price of $5.00 and certain royalties based on success. Somahlution, Inc. became a wholly owned subsidiary of the Company. Certain officers of Somahlution became officers of the Company.

Agreements with Management

See “Item 11 Executive Compensation – Employment and Consulting Agreements,” for our agreements with our officers and directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2020 and 2019 were $46,350 and $9,000, respectively. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

The 2019 audit was performed by K.R. Margetson Ltd. and the 2020 audit was performed by Withum Smith+Brown, PC.

Audit Related Fees

None.

Tax Fees

For the fiscal years ended December 31, 2020 and 2019, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation (filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (filed as an exhibit to Form 10-K filed July 16, 2012)

3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (filed as an exhibit to Form 10-K/A filed July 15, 2011)

3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

4.1	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

4.2	Form of Incentive Stock Option Agreement (filed as an exhibit to Form 10-Q filed on November 13, 2019)

10.1	Form of Subscription Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.2	Form of Registration Rights Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.3	Employment Agreement dated November 1, 2020 with Dr. Neil J. Campbell (filed as an exhibit to Form 8-K filed on November 6, 2020)

10.4 (1)	Indemnification Agreement dated November 1, 2020 with James Sapirstein

10.5 (1)	Indemnification Agreement dated November 1, 2020 with Terry Brostowin

10.6 (1)	Indemnification Agreement dated November 1, 2020 with Bruce Harmon

10.7 (1)	Marizyme, Inc. 2021 Stock Incentive Plan

10.8 (1)	Services Agreement dated March 1, 2021 between Marizyme, Inc. and James Sapirstein

10.9 (1)	Offer Letter between Marizyme, Inc. and Dr. Steven Brooks dated December 1, 2020

10.10 (1)	Offer Letter between Marizyme, Inc. and Dr. Donald Very dated December 2, 2020

10.11 (1)	Offer Letter between Marizyme, Inc. and Roger Schaller dated January 16, 2021

10.12 (1)	Consulting Agreement between Marizyme, Inc. and Lakeport Business Services, Inc. (Bruce Harmon) dated August 27, 2020

21 (1)	List of Subsidiaries

31.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Taxonomy Extension Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: April 15, 2021
	By:	/s/ James Sapirstein
James Sapirstein
Interim Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2021
	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Sapirstein	Chairman	April 15, 2021
James Sapirstein

/s/ Terry Brostowin, Esq.	Independent Director	April 15, 2021
Terry Brostowin, Esq.

/s/ Dr. William Hearl	Independent Director	April 15, 2021
Dr. William Hearl

/s/ Julie Kampf	Independent Director	April 15, 2021
Julie Kampf

/s/ Dr. Vithal Dhaduk	Director	April 15, 2021
Dr. Vithal Dhaduk

