Form 10-Q
period 2021-03-31
MARIZYME INC
filed 2021-05-06
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-53223

MARIZYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Heritage Drive, Suite 205, Jupiter, Florida 33458
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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 35,928,188 as of May 6, 2021.

MARIZYME, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$834,957	$2,902,762
Accounts receivable	35,783	40,585
Prepaid expense	63,100	106,390
Inventory	44,640	56,340
Total current assets	978,480	3,106,077

Fixed assets, net	4,122	7,122
Operating lease right-of-use assets, net	1,257,929	1,317,830
Intangible assets, net	41,927,293	42,278,211
Prepaid royalties, non-current	340,969	344,321
Deposits	30,000	30,000

Total assets	$44,538,793	$47,083,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$445,069	$478,103
Operating lease obligations, current portion	304,114	243,292
Total current liabilities	749,183	721,395
Non-current liabilities
Operating lease obligations, non-current portion	978,148	1,074,538
	978,148	1,074,538
Total liabilities	1,727,331	1,795,933

Commitments and contingencies (see Note 5)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, 35,928,188 shares issued and outstanding as of March 31, 2021 and December 31, 2020	35,928	35,928
Additional paid in capital	82,411,719	82,077,334
Accumulated deficit	(39,636,185)	(36,825,634)
Total stockholders’ equity	42,811,462	45,287,628
Total liabilities and stockholders’ equity	$44,538,793	$47,083,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2021	2020

Revenue	$73,952	$-

Operating expenses
Direct costs of revenue	30,842	-
Professional fees	659,058	108,019
Salary expenses	1,036,457	-
Stock-based compensation	367,718	221,058
Depreciation and amortization	416,595	-
Other general and administrative expenses	373,833	142,293
Total operating expenses	2,884,503	471,370
Total operating loss	(2,810,551)	(471,370)

Net loss	$(2,810,551)	$(471,370)

Loss per share – basic and diluted	$(0.08)	$(0.02)

Weighted average number of shares of common stock – basic and diluted	35,928,188	19,887,021

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2019	-	$-	19,858,939	$19,859	$59,319,594	$(16,000)	$(30,980,581)	$28,342,872
Common stock issued	-	-	125,000	125	124,875	-	-	125,000
Stock-based compensation expense	-	-	-	-	221,058	-	-	221,058
Net loss	-	-	-	-	-	-	(471,370)	(471,370)
Balance, March 31, 2020	-	$-	19,983,939	$19,984	$59,665,527	$(16,000)	$(31,451,951)	$28,217,560

Balance, December 31, 2020	-	$-	35,928,188	$35,928	$82,077,334	$-	$(36,825,634)	$45,287,628
Stock-based compensation expense	-	-	-	-	334,385	-	-	334,385
Net loss	-	-	-	-	-	-	(2,810,551)	(2,810,551)
Balance, March 31, 2021	-	$-	35,928,188	$35,928	$82,411,719	$-	$(39,636,185)	$42,811,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2021	2020

Cash flows from operating activities:
Net loss	$(2,810,551)	$(471,370)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	62,901	-
Amortization expense	353,694
Stock-based compensation – stock options	334,385	346,058
Stock-based compensation – restricted common stock	33,333	-
Change in operating assets and liabilities:
Accounts receivable	4,802	-
Prepaid expense	43,290	-
Inventory	11,700	-
Accounts payable and accrued expenses	(98,584)	125,282
Net cash used in operating activities	(2,065,030)	(30)

Cash flows used in investing activities:
Purchase of intangible assets	(2,775)	-
Net cash used in investing activities	(2,775)	-

Net decrease in cash	(2,067,805)	(30)

Cash at beginning of period	2,902,762	90

Cash at end of period	$834,957	$60

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On September 12, 2018, the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all rights, title, and interest in their Krillase technology in exchange for 16.98 million shares of Common Stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in dental care, wound healing, and thrombosis.

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

On March 31, 2021, the Company formed Marizyme Sciences, Inc., a Florida corporation.

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

On March 18, 2021, Dr. Neil Campbell resigned as Chief Executive Officer, President and Director.

On March 19, 2021, James Sapirstein was appointed as Interim Chief Executive Officer.

On April 2, 2021, Dr. Satish Chandran was terminated as Chief Technology Officer.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $2,810,551 and cash used in operating activities of $2,065,030 for the three months ended March 31, 2021. As of March 31, 2021, the Company had a working capital surplus of $229,297, and accumulated deficit of $39,636,185. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”) and Marizyme Sciences, Inc. (“Marizyme Sciences”). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the allocation of the purchase price in a business combination to the underlying assets and liabilities, allowance for doubtful accounts, recoverability of long-term assets including intangible assets and goodwill, amortization expense, inventory valuation, valuation of warrants, stock-based compensation, and deferred tax valuations.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

Reclassifications

Certain amounts in the prior year’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported. The reclassifications were for the Statement of Operation which combined its expenses into two categories whereas, for comparison purposes for the three months ended March 31, 2021 to March 31, 2020, professional fees and stock-based compensation was segregated.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company did not have an allowance at March 31, 2021 or December 31, 2020. The Company did not record any bad debt expense in each of the three months ended March 31, 2021 and 2020.

Inventory

Inventory consisted of primarily finished goods and is valued at the lower of cost or net realizable value. Inventory is held in a third-party warehouse in foreign countries. Cost is determined using the FIFO method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has determined that no inventory reserve was necessary as of March 31, 2021 and December 31, 2020.

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

The Company had no assets or liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

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

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20-year life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of March 31, 2021, $122,746 has been capitalized for patents which have not been amortized.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2021 and December 31, 2020.

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

We have identified one performance obligation which is related to our DuraGraft product sales for our Distribution Partner channel, we recognize revenue for product sales at the time of delivery of the product to our Distribution Partner (customer). The customer is invoiced, and Payment Terms are Net 30. As our products have an expiration date, if a product expires before use, we will replace the product on the shelf at no charge. Revenue disaggregation for three months ended March 31, 2021 amount to $54,319 in Spain, $6,730 in Singapore, $8,656 in Switzerland and $4,247 in India.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Basic and diluted loss per common share
Numerator:
Net loss available to common shareholders	$(2,846,119)	$(471,370)
Denominator:
Weighted average common shares outstanding	35,928,188	19,887,021

Basic and diluted loss per common share	$(0.08)	$(0.02)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2021 and December 31, 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2021 and 2020.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of March 31, 2021 and December 31, 2020.

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

Customer Concentrations

For the three months ended March 31, 2021, four customers/distributors selling to end customers made up 100% of the revenues. As of March 31, 2021, three customers/distributors made up 100% of accounts receivable.

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

Right-Of-Use Asset and Lease Liability:

The Company’s consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The discount rate used was 3.95% which is the average commercial interest available at the time. As a result, the value of the right-of-use asset and related lease liability is as follows:

	March 31,	December 31,
	2021	2020
Right-of-use asset	$1,257,929	$1,317,830

Total lease liability	$1,282,262	$1,317,830
Less: Current portion	304,114	243,292
Lease liability, net of current portion	$978,148	$1,074,538

The maturities of the lease liabilities are as follows as of March 31, 2021 for the periods ended December 31:

2021	$156,748
2022	277,142
2023	277,142
2024	277,142
2025	277,142
Thereafter	130,950
Total lease payments	1,396,266
Less: Present value discount	(114,004)
Total	$1,282,262

For the three months ended March 31, 2021, operating cash flows paid in connection with operating leases amounted to $35,568.

NOTE 5 – ACQUISITIONS

Krillase

On September 12, 2018, the Company consummated an asset acquisition with ACB Holding AB, Reg. No. 559119-5762, a Swedish corporation to acquire all right, title and interest in their Krillase technology in exchange for 16.98 million shares of common stock. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in wound debridement, would healing, dental care and thrombosis. The transaction was recorded at the fair value of the shares, $28,600,000. No amortization has been recorded as all of the patents are not yet in a position to produce cash flows. The Company anticipates Krillase being placed into service in 2023. The Company has evaluated this asset for impairment and has determined that due to COVID-19 delaying the next steps for this technology, along with the associated value of the research and development, the status of the clinical trials, and other pertinent proprietary technology, there is no impairment required.

During 2020, the Company incurred legal and filing fees of $17,801 associated with a patent application for pharmaceutical compositions and methods for the treatment of thrombosis. The patents are pending.

DuraGraft®

On December 15, 2019, the Company entered into a contingent asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah”) to acquire all of the assets and none of the liabilities of Somah (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. On July 31, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 2, the Company agreed to assume certain payables of Somah related to clinical and medical expenses. These assumed payables were $344,321. It was agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties. As of March 31, 2021 and December 31, 2020, prepaid royalties were $340,969 and $344,321, respectively, and were recorded as a non-current asset. See Note 9.

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

The Company is in the process of determining the fair value of the royalty component of the total consideration as well as the identifiable intangible assets acquired in business combination. The Company is using a third-party valuation firm and at this time we are unable to estimate the contingent consideration related to the future royalty payment stream amount accurately. The Company is expecting the valuation to be finalized in the Form 10-Q for the period ended June 30, 2021. As such, the following table represents the preliminary consideration in connection with the transaction excluding the fair value of the royalty payment stream:

Consideration given:

Common stock shares given	$12,500,000
Warrants given	1,932,300
Total consideration given	$14,432,300

Fair value of identifiable assets acquired, and liabilities assumed:

Receivable	$45,845
Inventory	229,635
Fixed assets	9,092
Intangible assets	14,147,728
Total identifiable net assets	$14,432,300

The Company anticipates a significant fair value to be assigned to identifiable intangible assets such as in process research and development and patents. Included in the preliminary allocation to the fair value of assets acquired and liabilities assumed is an 100% allocation to intangible assets for the consideration in excess of tangible net assets. The Company utilized a preliminary estimated weighted average amortization period of seven years. As such, the Company recorded amortization expense of $353,693 for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 6, 2021, there were no pending or threatened lawsuits.

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

2% on net sales over $200,000,000

Royalties on sales outside of the U.S.:

6% on the first $50,000,000 of net sales

4% on net sales of $50,000,001 up to $200,000,000

2% on net sales over $200,000,000

The royalties are in perpetuity. As of March 31, 2021, there has been no revenue related to the above royalties.

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

On November 1, 2020, Dr. Neil J. Campbell executed an employment agreement and was named as chief executive officer, president and director. He is compensated $375,000 annually, received 500,000 options for common stock vesting over three years, with an exercise price of $1.25. On March 18, 2021, Dr. Campbell resigned all positions. See Notes 1 and 12. We expect to enter into a settlement and release agreement with Dr. Campbell but as of the date of this report no such agreement has been finalized.

On November 30, 2020, Dr. Steven Brooks executed a letter of understanding for employment as chief medical officer.

On December 1, 2020, Dr. Donald Very executed a letter of understanding for employment as executive vice president of research and development.

On January 16, 2021, Roger Schaller executed a letter of understanding for employment as executive vice president of commercial operations.

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

NOTE 7 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Furniture and equipment	$701	$701
Computer related	7,220	7,220
Machinery and equipment	1,171	1,171
Total	9,092	9,092
Less: accumulation depreciation	(4,970)	(1,970)
Property and equipment, net	$4,122	$7,122

Depreciation expense for the three months ended March 31, 2021 and 2020 was $3,000 and $0, respectively.

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

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Krillase - Patents, Patent Applications, Research and Development, Clinical Trials, Developed Technology	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
DuraGraft - Patents, Patent Applications, Research and Development, Clinical Trials, Developed Technology	14,147,729	(943,182)	13,204,547	14,147,729	(589,489)	13,558,240
Patents in process	122,746	-	122,746	119,971	-	119,971

Total Intangibles	$42,870,475	$(943,182)	$41,927,293	$42,867,700	$(589,489)	$42,278,211

Balance, December 31, 2019	$28,613,000
Acquired in asset purchase agreement	14,147,729
Additions	106,971
Amortization expense	(589,489)
Balance, December 31, 2020	42,278,211
Additions	2,775
Amortization expense	(353,693)
Balance, March 31, 2021	$41,927,293

The Company has recorded amortization expense of $353,693 for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase are not currently being amortized as they have not yet been put into operations.

Future amortizations for DuraGraft related intangible assets for the next five years will be $1,414,773 for each year from 2021 through 2026 and $6,484,375 for 2027 and thereafter.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has recorded a prepaid royalty to the shareholders of Somahlution, LLC in regard to the acquisition (see Note 5). The primary beneficial owner is Dr. Vithal Dhaduk, a director of the Company (appointed in 2021) and significant shareholder of the Company. Prepaid royalties were $340,969 at March 31, 2021 and $344,321 at December 31, 2020.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

Our Articles of Incorporation authorize the issuance of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of March 31, 2021, and December 31, 2020, there were no shares issued and outstanding, respectively.

Common stock

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock with a par value of $0.001.

As of March 31, 2021 and December 31, 2020, there were 35,928,188 shares of common stock issued and outstanding.

Options

On January 13, 2021, the Board of Directors approved the Marizyme, Inc. 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to January 13, 2021. The SIP authorized 5,300,000 options for issuance. As of March 31, 2021, there remains 512,500 options available for issuance.

The summary of option activity for the three months ended March 31, 2021 is as follows:

		Weighted	Weighted
		Average	Average	Total
	Number of	Exercise	Contractual	Instrinic
	Options	Price	Life	Value
Outstanding at December 31, 2020	3,800,943	$1.36
Granted	732,500	$1.25
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2021	4,533,443	$1.35	8.82	$123,600
Exercisable at March 31, 2021	2,960,735	$1.40

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $1.01 to $1.37 per share in the first quarter of 2021) and expected life of the stock option (10 years in 2021), the current price of the underlying stock and its expected volatility (ranging from 179.31% to 304.44% in the first quarter of 2021), expected dividends (0%) on the stock and the risk-free interest rate (.93%) for the term of the stock option. In addition, the Company recognizes forfeitures as they occur.

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

The following stock options were granted during the three months ended March 31, 2021:

On January 1, 2021, the Company issued 7,500 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $708 in stock-based compensation. The Black-Scholes value was determined to be $1.13. As of March 31, 2021, there is an unamortized amount of $7,792.

On January 12, 2021, the Company issued 20,000 options for common stock to an employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $1,717 in stock-based compensation. The Black-Scholes value was determined to be $1.19. As of March 31, 2021, there is an unamortized amount of $22,083.

On January 16, 2021, the Company issued 40,000 options for common stock to Roger Schaller, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $3,356 in stock-based compensation. The Black-Scholes value was determined to be $1.22. As of March 31, 2021, there is an unamortized amount of $45,640.

On January 29, 2021, the Company issued 40,000 options for common stock to Amy Chandler, the Company’s executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $2,745 in stock-based compensation. The Black-Scholes value was determined to be $1.22. As of March 31, 2021, there is an unamortized amount of $45,727.

On March 5, 2021, the Company issued 125,000 options for common stock to James Sapirstein, a director of the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $11,003 in stock-based compensation. The Black-Scholes value was determined to be $1.19. As of March 31, 2021, there is an unamortized amount of $137,747.

On March 5, 2021, the Company issued 125,000 options for common stock to Terry Brostowin, a director of the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $11,003 in stock-based compensation. The Black-Scholes value was determined to be $1.19. As of March 31, 2021, there is an unamortized amount of $137,747.

On March 5, 2021, the Company issued 125,000 options for common stock to Dr. William Hearl, a director of the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $11,003 in stock-based compensation. The Black-Scholes value was determined to be $1.19. As of March 31, 2021, there is an unamortized amount of $137,747.

On March 5, 2021, the Company issued 125,000 options for common stock to Julie Kampf, a director of the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $11,003 in stock-based compensation. The Black-Scholes value was determined to be $1.19. As of March 31, 2021, there is an unamortized amount of $137,747.

On March 5, 2021, the Company issued 125,000 options for common stock to Dr. Vithal Dhaduk, a director of the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. For the three months ended March 31, 2021, the Company has recorded $11,003 in stock-based compensation. The Black-Scholes value was determined to be $1.19. As of March 31, 2021, there is an unamortized amount of $137,747.

The weighted average grant date fair value of options granted during 2020 was $1.25. As of March 31, 2021, the total unamortized stock-based compensation expense amounted to $1,250,144 and will be expensed through December 2023. As of March 31, 2021, the number of options outstanding and exercisable are as follows including weighted average inputs used in calculating stock-based compensation:

	Number of	Number of		Remaining
Exercise	Options	Options		Life in	Intrinsic
Price	Outstanding	Exercisable	Term	Years	Value
$1.01	515,000	515,000	10 years	7.69 - 7.78	123,600
$1.25	1,622,500	219,792	10 years	9.56 - 9.92	-
$1.37	200,000	30,000	10 years	9.39	-
$1.50	2,195,943	2,195,943	10 years	8.29	-
	4,533,443	2,960,735			123,600

Warrants

As of March 31, 2021 and December 31, 2020, there are 3,393,651 warrants outstanding.

NOTE 11 - SUBSEQUENT EVENTS

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

The DuraGraft product addresses unmet medical needs in both of these clinical markets. DuraGraft is a CE-marked endothelial damage inhibitor that protects free vascular grafts and endothelium against ischemic injury. The product is approved for use in Europe for graft protection and preservation during bypass (cardiac and peripheral) and other vascular surgeries. The company is currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Europe, South America, Australia, Africa, the Middle East, and the Far East. As of the date of this filing, the Company anticipates the submission of a de novo 510k application to the U.S. FDA for the use of DuraGraft in CABG procedures in the 4th quarter of 2021. In anticipation of the filing of the de novo 510k application for DuraGraft, the Company has submitted a pre-submission document in April 2021 to the FDA that describes the strategy for demonstrating the clinical safety and efficacy of the product.

Our Competitive Strength

We believe that the following competitive strengths will enable us to compete effectively:

Our Krillase platform provides a significant and substantial competitive advantage as:

●	Clinical studies in Europe have shown Krillase to achieve superior wound healing effects in treatment of necrotic leg ulcers.

●	Our patent protected unique mixture of highly efficient endo and exopeptidases extracted from the digestive tract of the Antarctic Krill for use in the removal of dental plaque and other dental applications has not been recreated artificially.

The DuraGraft platform provides a significant and substantial competitive advantage as:

●	DuraGraft, CE marked in Europe, is “first-in-class” as the only approved product for sale in Europe for vein graft preservation.

Our Growth Strategy

Our growth strategy is premised on integrating the acquisition of the Somah assets and the engagement of the Somah personnel in connection with this acquisition and future capital raising offerings, either public or private.

We will strive to grow our business by pursuing the following key growth strategies:

●	Complete the integration of the acquisition of the Somah assets and begin (i) the marketing and distribution of the Somah Products, particularly DuraGraft, in Europe and (ii) the development, regulatory approval and commercialization of DuraGraft and related Somah Products in the United States;

●	Begin to commercialize our Krillase platform through the development of (i) manufacturing and distribution in Europe and South America of a Krillase would healing product and (ii) additional Krillase based applications; and

●	Expand our product portfolio through the identification and acquisition of additional life science assets.

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

GOING CONCERN

The accompanying unaudited consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $2,810,551 and cash used in operating activities of $2,065,030 for the three months ended March 31, 2021. As of March 31, 2021, the Company had a working capital surplus of $229,297, and accumulated deficit of $39,636,185. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FINANCIAL OPERATIONS OVERVIEW

As of March 31, 2021, our accumulated deficit is $39,636,185. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues

Our total revenue was $73,952 and $0 for the three months ended March 31, 2021 and 2020, respectively. The increase in revenue is due to the acquisition of Somahlution, LLC and Somaceutica, LLC and the acquisition of Somahlution, Inc. on July 31, 2020 (the “Soma Acquisition”).

Direct Costs of Revenue

Our direct costs of revenue were $30,842 and $0 for the three months ended March 31, 2021 and 2020, respectively. The increase in direct costs of revenue is due to the Soma Acquisition.

Operating Expenses

For the three months ended March 31, 2021, our operating expenses increased to $2,884,503 from $471,370 for the three months ended March 31, 2020. The increase was primarily due to the Soma Acquisition. The increase was primarily professional fees ($659,058 for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020), salary expenses ($1,036,457 for the three months ended March 31, 2021 compared to $0 for the same period in 2020), stock-based compensation ($367,718 for the three months ended March 31, 2021 compared to $0 for the same period in 2020), and depreciation and amortization ($416,595 for the three months ended March 31, 2021 compared to $0 for the same period in 2020).

Net Loss

For the three months ended March 31, 2021, we had a net loss of $2,810,551 as compared to $471,370 for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, we had $834,957 in cash, compared to $2,902,762 at December 31, 2020. At March 31, 2021, our accumulated deficit was $39,636,185 compared to $36,825,634 at December 31, 2020. At March 31, 2021, our work capital surplus is $227,297. There is substantial doubt as to our ability to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K as filed on April 15, 2021, for a discussion of our critical accounting policies and estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Interim Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company’s lack of independent directors;

2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add a number of independent directors to the board and establish an Audit Committee comprised of the independent directors.

●	The Company has added sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. To this end, effective September 1, 2020, the Company hired Mr. Bruce Harmon to serve as the Company’s Chief Financial Officer as well as other accounting personnel.

●	The Company has hired staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	The Company will develop and maintain adequate written accounting policies and procedures.

Additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer, James Sapirstein, and our principal financial officer, Bruce Harmon, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were changes during the quarter ended March 31, 2021. The Company appointed Mr. Harmon as chief financial officer and additional accounting staff to facilitate increased internal controls.

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

ITEM 1A. RISK FACTORS.

For information regarding the various risk factors that may affect our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2021, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report of Form 8-K and we did not repurchase any of our common stock, except as follows:

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 16, 2021, the Board of Directors of the Company formed the following committees:

Audit Committee: Terry Brostowin (Chair), Dr. Vithal Dhaduk, Dr. William Hearl, James Sapirstein (Observer) and Bruce Harmon (Observer)

Compensation Committee: Julie Kampf (Chair), Dr. Vithal Dhaduk, Terry Brostowin and James Sapirstein (Observer)

Nomination and Board Governance Committee: Dr. William Hearl (Chair), Julie Kampf and James Sapirstein (Observer)

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation (filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (filed as an exhibit to Form 10-K filed July 16, 2012)

3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (filed as an exhibit to Form 10-K/A filed July 15, 2011)

3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

4.1	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

4.2	Form of Incentive Stock Option Agreement (filed as an exhibit to Form 10-Q filed on November 13, 2019)

10.1	Form of Subscription Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.2	Form of Registration Rights Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.3	Employment Agreement dated November 1, 2020 with Dr. Neil J. Campbell (filed as an exhibit to Form 8-K filed on November 6, 2020)

10.4	Indemnification Agreement dated November 1, 2020 with James Sapirstein (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.5	Indemnification Agreement dated November 1, 2020 with Terry Brostowin (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.6	Indemnification Agreement dated November 1, 2020 with Bruce Harmon (filed as an exhibit to Form 10-K filed on April 15, 2021)

31.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: May 6, 2021
	By:	/s/ James Sapirstein
James Sapirstein
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021
	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer
(Principal Accounting Officer)

