Form 10-Q
period 2021-06-30
MARIZYME INC
filed 2021-08-23
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

The number of the registrant’s shares of common stock outstanding was 36,143,188 as of August 16, 2021.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Contrary to the rules of the SEC, the Company’s condensed consolidated financial statements included in this filing on Form 10-Q have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. The Company has not yet fully completed the accounting for the July 2020 acquisition of Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC (collectively, “Somah”), which is still in process as it relates to the valuation of certain assets.  As such, management cautions investors and any other users of these condensed consolidated financial statements and related MD&A not to place reliance on the information contained in this Form 10-Q as it may be materially incorrect and may be subject to future adjustment. The Company expects the accounting for the Somah acquisition to be completed in the near term at which time an updated and amended 10-Q will be filed if required.

TABLE OF CONTENTS

Index to Financial Statements	Page
Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 (unaudited) and the Three and Six Months Ended June 31, 2020 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and the Three and Six Months Ended June 30, 2020 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and the Six Months Ended June 30, 2020 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 1. FINANCIAL STATEMENTS

Contrary to the rules of the SEC, the Company’s condensed consolidated financial statements included in this filing on Form 10-Q have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. The Company has not yet fully completed the accounting for the July 2020 acquisition of Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC (collectively, “Somah”), which is still in process as it relates to the valuation of certain assets. As such, management cautions investors and any other users of these condensed consolidated financial statements and related MD&A not to place reliance on the information contained in this Form 10-Q as it may be materially incorrect and may be subject to future adjustment. The Company expects the accounting for the Somah acquisition to be completed in the near term at which time an updated and amended 10-Q will be filed if required.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$2,104	$2,902,762
Accounts receivable	119,271	40,585
Prepaid expense	28,356	106,390
Inventory	16,740	56,340
Total current assets	166,471	3,106,077

Fixed assets, net	2,698	7,122
Operating lease right-of-use assets, net	1,228,648	1,317,830
Intangible assets, net	41,573,599	42,278,211
Prepaid royalties, non-current	340,969	344,321
Deposits	30,000	30,000

Total assets	$43,342,385	$47,083,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,209,110	$478,103
Due to related party	265,000	-
Operating lease obligations, current portion	243,070	243,292
Total current liabilities	1,717,180	721,395
Non-current liabilities
Operating lease obligations, non-current portion	1,001,492	1,074,538
Derivative liability	24,982	-
Warrant liability	49,963	-
Convertible promissory note	3,491	-
	1,079,928	1,074,538
Total liabilities	2,797,108	1,795,933

Commitments and contingencies (see Note 5)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, 35,928,188 shares issued and outstanding as of June 30, 2021 and December 31, 2020	35,928	35,928
Additional paid in capital	82,606,376	82,077,334
Accumulated deficit	(42,097,027)	(36,825,634)
Total stockholders’ equity	40,545,277	45,287,628
Total liabilities and stockholders’ equity	$43,342,385	$47,083,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(unaudited)

	For the Three Month Ended		For the Six Month Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$160,785	$-	$234,737	$-

Operating expenses
Direct costs of revenue	119,221	-	150,063	-
Professional fees	592,781	203,992	1,251,839	438,835
Salary expenses	824,074	-	1,860,531	-
Stock-based compensation	194,657	221,058	562,375	442,116
Depreciation and amortization	295,216	-	711,811	-
Other general and administrative expenses	591,489	9,861	965,322	25,330
Total operating expenses	2,617,438	434,911	5,501,941	906,281
Total operating loss	(2,456,653)	(434,911)	(5,267,204)	(906,281)

Other expense
Interest expense	4,189	-	4,189	-
Total other expense	(4,189)	-	(4,189)	-

Net loss	$(2,460,842)	$(434,911)	$(5,271,393)	$(906,281)

Loss per share – basic and diluted	$(0.07)	$(0.02)	$(0.15)	$(0.05)

Weighted average number of shares of common stock – basic and diluted	35,928,188	20,027,062	35,928,188	19,961,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(unaudited)

	Preferred Stock		Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2020	-	$-	35,928,188	$35,928	$82,077,334	$-	$(36,825,634)	$45,287,628
Stock-based compensation expense	-	-	-	-	334,385	-	-	334,385
Net loss	-	-	-	-	-	-	(2,810,551)	(2,810,551)
Balance at March 31, 2021	-	$0	$35,928,188	35,928	$82,411,719	$-	$(39,636,185)	$42,811,462
Stock-based compensation expense	-	-	-	-	194,657	-	-	194,657
Net loss	-	-	-	-	-	-	(2,460,842)	(2,460,842)
Balance, June 30, 2021	-	$-	35,928,188	$35,928	$82,606,376	$-	$(42,097,027)	$40,545,277

Balance, December 31, 2019	-	$-	19,858,939	$19,859	$59,319,594	$(16,000)	$(30,980,581)	$28,342,872
Common stock issued for services	-	-	125,000	125	124,875	-	-	125,000
Stock-based compensation expense					221,058	-		221,058
Net loss	-	-	-	-	-	-	(471,370)	(471,370)
Balance at March 31, 2020	-	$0	$125,000	$125	$59,665,527	$(16,000)	$(31,451,951)	$28,217,560
Common shares issued in lieu of AP	-	-	195,000	195	184,665	-	-	184,860
Exercise of options	-	-	5,000	5	5,045	-	-	5,050
Stock-based compensation expense	-	-	-	-	221,057	-	-	221,057
Net loss	-	-	-	-	-	-	(434,911)	(434,911)
Balance, June 30, 2020	-	$-	20,183,939	$20,184	$60,034,872	$(16,000)	$(31,886,862)	$28,193,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

	June, 30 2021	June 30, 2020

Cash flows from operating activities:
Net loss	$(5,271,393)	$(906,281)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	4,424	-
Amortization expense	707,386	-
Stock-based compensation – stock options	529,042	567,115
Stock-based compensation – restricted common stock	33,333	-
Change in operating assets and liabilities:
Accounts receivable	(78,686)	-
Prepaid expense	44,701	-
Inventory	39,600	-
Accounts payable and accrued expenses	750,990	152,620
Due to related party	265,000	-
Net cash used in operating activities	(2,975,603)	(186,546)

Cash flows used in investing activities:
Purchase of intangible assets	-	-
Net cash used in investing activities	-	-

Net cash provided by financing activities
Proceeds from short term loan	-	1,000
Proceeds from convertible promissory note	74,945	-
Capital Paid - In	-	189,910
Net cash provided by financing activities	74,945	190,910

Net (decrease) increase in cash	(2,900,658)	4,364

Cash at beginning of period	2,902,762	90

Cash at end of period	$2,104	$4,454

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Derivative liabilities	$24,982	$-
Warrant liabilities	$49,963	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On September 25, 2020, the Company formed Marizyme Sciences, Inc., a Florida corporation.

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

On March 18, 2021, Dr. Neil Campbell resigned as Chief Executive Officer, President and Director.

On March 19, 2021, James Sapirstein was appointed as Interim Chief Executive Officer.

On April 2, 2021, Dr. Satish Chandran was terminated as Chief Technology Officer.

On June 24, 2021, James Saperstein, our Interim Chief Executive Officer resigned, and Vithal Dhaduk was appointed as our Chairman of the Company’s board of directors.

On July 6, 2021, Vithal Dhaduk was appointed as Interim Chief Executive Officer.

On July 12, 2021, Bruce Harmon resigned as Interim Chief Financial Officer.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $5,271,393 and cash used in operating activities of $2,975,603 for the six months ended June 30, 2021 and an accumulated deficit of $42,097,027 at June 30, 2021. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These financial statements should be read in conjunction with that report.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had $2,104 in cash and no cash equivalents.

Reclassifications

Certain amounts in the prior year’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported. The reclassifications were for the Statement of Operation which combined its expenses into two categories whereas, for comparison purposes for the six months ended June 30, 2021 to June 30, 2020, professional fees and stock-based compensation was segregated.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company did not have an allowance at June 30, 2021 or December 31, 2020. The Company did not record any bad debt expense in each of the three and six months ended June 30, 2021 and 2020.

Inventory

Inventory consisted of primarily finished goods and is valued at the lower of cost or net realizable value. Inventory is held in a third-party warehouse in foreign countries. Cost is determined using the FIFO method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has determined that no inventory reserve was necessary as of June 30, 2021 and December 31, 2020.

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of June 30, 2021:

	Total	Level 1	Level 2	Level 3
June 30, 2021:
Warrant liabilities	$49,963	$-	$-	$49,963
Derivative liabilities	$24,982	$-	$-	$24,982

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2020.

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

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20-year life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2021, $122,746 has been capitalized for patents which have not been amortized.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2021 and December 31, 2020.

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

We have identified one performance obligation which is related to our DuraGraft product sales for our Distribution Partner channel, we recognize revenue for product sales at the time of delivery of the product to our Distribution Partner (customer). The customer is invoiced, and Payment Terms are Net 30. As our products have an expiration date, if a product expires before use, we will replace the product on the shelf at no charge. Revenue disaggregation for three months ended June 30, 2021 amounted to $2,586 in Spain, $1,920 in Singapore, and $17,313 in Switzerland and for the six months ended June 30, 2021 amounted to $80,180 in Spain, $8,650 in Singapore, $25,969 in Switzerland, $17,376 in Philippines, and $28,610 in Austria.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2021 and December 31, 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three and six months ended June 30, 2021 and 2020.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of June 30, 2021 and December 31, 2020.

Value of Warrants Issued with Debt

The Company estimates the grant date value of certain warrants issued with debt using a valuation method, such as the Black-Scholes option pricing model, or, if the terms are more complex, using an outside professional valuation firm, which uses the Monte Carlo option lattice model. We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions as deemed appropriate. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Derivative Liabilities

The Company records the estimated fair value of the warrants as of the date of issuance and at each balance sheet reporting date thereafter.  As of June 30, 2021, none of the convertible notes or warrants that resulted in the recording of the related derivative liabilities had a change in estimated value as they were granted at the end of May 2021 and any change at June 30, 2021 was deemed immaterial.

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

Customer Concentrations

For the three and six months ended June 30, 2021, four customers/distributors selling to end customers made up 100% of the revenues. As of June 30, 2021, three customers/distributors made up 100% of accounts receivable.

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

Right-Of-Use Asset and Lease Liability:

The Company’s consolidated balance sheets reflect the value of the right-of-use asset and related lease liability. This value was calculated based on the present value of the remaining base rent lease payments. The discount rate used was 3.95% which is the average commercial interest available at the time. As a result, the value of the right-of-use asset and related lease liability is as follows:

	June 30,	December 31,
	2021	2020
Right-of-use asset	$1,228,648	$1,317,830

Total lease liability	$1,244,562	$1,317,830
Less: Current portion	243,070	243,292
Lease liability, net of current portion	$1,001,492	$1,074,538

The maturities of the lease liabilities are as follows as of June 30, 2021 for the periods ended December 31:

2021	$104,498
2022	277,142
2023	277,142
2024	277,142
2025	277,142
Thereafter	130,950
Total lease payments	1,344,016
Less: Present value discount	(99,454)
Total	$1,244,562

For the three and six months ended June 30, 2021, operating cash flows paid in connection with operating leases amounted to $12,008 and $47,576, respectively.

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

DuraGraft®

On December 15, 2019, the Company entered into a contingent asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah”) to acquire all of the assets and none of the liabilities of Somah (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties. On July 31, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 2, the Company agreed to assume certain payables of Somah related to clinical and medical expenses. These assumed payables were $344,321. It was agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties. As of June 30, 2021 and December 31, 2020, prepaid royalties were $340,969 and $344,321, respectively, and were recorded as a non-current asset. See Note 9.

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

The Company anticipates a significant fair value to be assigned to identifiable intangible assets such as in process research and development and patents. Included in the preliminary allocation to the fair value of assets acquired and liabilities assumed is an 100% allocation to intangible assets for the consideration in excess of tangible net assets. The Company utilized a preliminary estimated weighted average amortization period of seven years. As such, the Company recorded amortization expense of $353,693 and $707,386 for the three and six months ended June 30, 2021, respectively and $0 for the three and six months ended June 30, 2020.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits.

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

2% on net sales over $200,000,000

Royalties on sales outside of the U.S.:

6% on the first $50,000,000 of net sales

4% on net sales of $50,000,001 up to $200,000,000

2% on net sales over $200,000,000

The royalties are in perpetuity. As of June 30, 2021, there has been no revenue related to the above royalties.

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

NOTE 7 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Furniture and equipment	$701	$701
Computer related	7,220	7,220
Machinery and equipment	1,171	1,171
Total	9,092	9,092
Less: accumulation depreciation	(6,394)	(1,970)
Property and equipment, net	$2,698	$7,122

Depreciation expense for the three months ended June 30, 2021 and 2020 was $1,125 and $0, respectively, and for the six months ended June 30, 2021 and 2020 was $4,425 and $0, respectively.

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

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Krillase - Patents, Patent Applications, Research and Development, Clinical Trials, Developed Technology	$28,600,000	$-	$28,600,000-	$28,600,000	$-	$28,600,000
DuraGraft - Patents, Patent Applications, Research and Development, Clinical Trials, Developed Technology	14,147,729	(1,296,875)	12,850,854	14,147,729	(589,489)	13,558,240
Patents in process	122,745	-	122,745	119,971	-	119,971

Total Intangibles	$42,870,474	$(1,296,875)	$41,573,599	$42,867,700	$(589,489)	$42,278,211

Balance, December 31, 2019	$28,613,000
Acquired in asset purchase agreement	14,147,729
Additions	2,774
Amortization expense	(589,489)
Balance, December 31, 2020	42,278,211
Additions	2,774
Amortization expense	(707,386)
Balance, June 30, 2021	$41,573,599

The Company has recorded amortization expense of $353,693 and 707,386 for the three and six months ended June 30, 2021, respectively and $0 for the three and six months ended June 30, 2020.

The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase are not currently being amortized as they have not yet been put into operations.

Future amortizations for DuraGraft related intangible assets for the next five years will be $1,414,773 for each year from 2021 through 2026 and $6,486,375 for 2027 and thereafter.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has recorded a prepaid royalty to the shareholders of Somahlution, LLC in regard to the acquisition (see Note 5). The primary beneficial owner is Dr. Vithal Dhaduk, currently the CEO (appointed in June 2021, and previously a director  appointed in 2021) and significant shareholder of the Company. Prepaid royalties were $340,969 at June 30, 2021 and $344,321 at December 31, 2020.

During the three months ended June 30, 2021, a shareholder and consultant of the Company loaned the Company $215,000 at an interest rate of 0%, which is included on the balance sheet at June 30, 2021 as Due to Related Party. The payment terms are undefined and as such the Company determined to classify the balance owed as a current liability.

In June 2021, the former CEO loaned the Company $20,000 at an interest rate of 0%. Upon termination of the CEO’s employment in June 2021, the Company agreed to repay the loan of $20,000 plus an additional $30,000, for a total of $50,000 included in Due to Related Party on the balance sheet at June 30, 2021. The Company paid the $50,000 in July 2021.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On May 27, 2021, the Company entered into a Unit Purchase Agreement to sell up to 4,000,000 units (the ‘Units’) at a price per Unit of $2.50 (the “Price Per Unit”). Each Unit is comprised of (i) a convertible promissory note(the “Note”) convertible into common stock of the Company, (ii) a warrant to purchase one share of common stock of the Company (the ‘Class A Warrant’); and (iii) a second warrant to purchase common stock of the Company (the “Class B Warrant”).

In May 2021, the Company issued and sold 29,978 Units at a price of $2.50 per Unit for gross proceeds of $74,945, consisting of Notes of $74,945, Class A Warrants for the purchase of 29,978 shares of common stock and Class B Warrants for the purchase of 29,978 shares of common stock. The Company incurred related issuance costs of $6,745 which will be amortized over the term of the Notes.

In July 2021, the Company issued and sold 440,000 Units under the Unit Purchase Program for gross proceeds of $1,100,000. The Units included Notes for $1,100,000, Class A Warrants for 440,000 shares of common stock and Class B Warrants for 440,000 shares of common stock.

The Company made the preliminary conclusion that the Notes had an embedded derivative related to the automatic conversion feature discount which requires bifurcation. The Company estimated the value of this derivative as $24,982 and recorded this derivative as a liability on the balance sheet as of June 30, 2021.

The Company estimated the value of the Class A Warrants and Class B Warrants and ascribed this value to the remainder of the proceeds at the issuance date of the Units as this estimated value exceeded the remainder of the gross proceeds, recording the warrants as a liability on the balance sheet of $49,963 as of June 30, 2021.

As all the Unit proceeds were allocated to the estimated values of the derivative and the warrants, the Company recorded the value of the Notes as $0 on issuance of the Units and will accrete to the face value of the Notes through maturity date. During the three and six months ended June 30, 2021, the Company recognized $3,491 of interest expense related to this accretion. At June 30, 2021, total future maturities of principal for the Notes was $74,945, all of which matures in May 2023. At June 30, 2021, this principal balance is reduced by the remaining debt discount ascribed to the derivative and warrants of $71,454, with a Note balance of $3,491 on the balance sheet at June 30, 2021.

Notes

The terms of the Notes are as follows:

Term - The Notes will mature 24 months from the initial closing date unless earlier converted or prepaid.

Interest - Interest shall accrue on the outstanding principal amount of the Notes at a simple rate of 10% per annum. Interest shall be paid at maturity or converted along with principal at the time of conversion of the Notes.

Optional Conversion - The outstanding principal amount of the Notes and all accrued, but unpaid interest shall be convertible at any time at the option of the holder at an initial conversion price of $2.50 (the “Conversion Price”).

Automatic Conversion - In the event the Company consummates, while the Note is outstanding, an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000 (the “Qualified Financing”), then all outstanding principal, together with all unpaid accrued interest under the Notes, shall automatically convert into shares of the equity financing at the lesser of (i) 75% of the cash price per share paid in the Qualified Financing and (ii) the conversion price of $2.50 per unit. If preferred stock is issued in the equity financing and the conversion price of the Notes is less than the cash price per share issued in the Qualified Financing, the Company may, solely elect to convert the Notes into shares of a newly created series of capital stock having the identical rights, privileges, preferences and restrictions as the preferred stock issued in the Qualified Financing, and otherwise on the same terms and conditions.

The Notes are secured by a first priority security interest in all assets of the Company.

Warrants

The Class A Warrants entitle the holder to the right, for a period of five (5) years from each closing date, to purchase shares of the Company’s Common stock at an exercise price equal to the lower of (i) $3.13 or (ii) the Automatic Conversion Price (initially $2.50); provided, however, that the exercise price shall not be less than $1.00 (except as the result of antidilution adjustments). Company may force the exercise of the Class A Warrants if, at any time following the sixty day anniversary of the final closing date or termination of the offering, (i) the shares issuable upon exercise of the Class A Warrants are registered or the purchasers otherwise have the ability to trade the underlying shares without restriction, (ii) the 20-day volume-weighted daily average price of the Company’s Common Stock exceeds $6 per share, and (iii) the average daily trading volume is at least $1,000,000 shares during such 20-day period. The Class A Warrants contain customary antidilution adjustments and additionally, if after the issuance date of the Class A Warrants, the Company issues or sells any shares of common stock (other than in the Qualified Financing or exempted securities) or issues any rights, warrants, or options, without consideration or for consideration per share less than the exercise price of the Warrants, then the exercise price of the Warrants shall be reduced to an exercise price equal to the consideration paid per share.

The Class B Warrants will entitle the Purchasers to the right, for a period of five (5) years from each closing date, to purchase shares of the Company’s common stock at an exercise price equal $5.00 per share. The Company may force the exercise of the Class B Warrants if, at any time following the sixty day anniversary of the initial closing date, (i) the shares issuable upon exercise of the Class B Warrants are registered or the purchasers otherwise have the ability to trade the underlying shares without restriction, (ii) the 20-day volume-weighted daily average price of the Company’s Common Stock exceeds $8 per share, and (iii) the average daily trading volume is at least $1,000,000 during such 20-day period. The Class B Warrants contain customary antidilution adjustments but do not contain price based antidilution protection.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred stock

Our Articles of Incorporation authorize the issuance of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of June 30, 2021, and December 31, 2020, there were no shares issued and outstanding, respectively.

Common stock

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock with a par value of $0.001.

As of June 30, 2021 and December 31, 2020, there were 35,928,188 shares of common stock issued and outstanding.

Options

On January 13, 2021, the Board of Directors approved the Marizyme, Inc. 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to January 13, 2021. The SIP authorized 5,300,000 options for issuance. As of June 30, 2021, there remains 512,500 options available for issuance.

The summary of option activity for the six months ended June 30, 2021 is as follows:

		Weighted	Weighted
		Average	Average	Total
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at December 31, 2020	3,800,943	$1.36
Granted	732,500	$1.25
Exercised	-	$-
Forfeited	(412,500)	$1.25
Outstanding at June 30, 2021	4,120,943	$1.36	8.82	$388,350
Exercisable at June 30, 2021	3,082,402	$1.39

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $1.01 to $1.50 per share in the first six months of 2021) and expected life of the stock option (10 years in 2021), the current price of the underlying stock and its expected volatility (ranging from 179.31% to 304.44%) in the first six months of 2021), expected dividends (0%) on the stock and the risk-free interest rate (0.93%) for the term of the stock option. In addition, the Company recognizes forfeitures as they occur.

The fair value of each stock option was estimated using the Black Scholes pricing model which takes into account as of the grant date the exercise price (ranging from $1.01 to $1.37 per share in 2020) and expected life of the stock option (10 years in 2020), the current price of the underlying stock and its expected volatility (ranging from 179.31% to 304.44% in 2020), expected dividends (0%) on the stock and the risk-free interest rate (0.93%) for the term of the stock option. In addition, the Company recognizes forfeitures as they occur.

Warrants

As of June 30, 2021 and December 31, 2020, there are 3,393,651 warrants outstanding, not including Class A Warrants or Class B Warrants issued in the March 2021 Unit Purchase Agreement (see Note 10).

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated below:

Convertible Promissory Notes and Warrants

In July 2021, the Company issued and sold 440,000 Units under the Unit Purchase Program for gross proceeds of $1,100,000. The Units included Notes for $1,100,000, Class A Warrants for 440,000 shares of common stock and Class B Warrants for 440,000 shares of common stock. See Note 10 for the terms and features of the Units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contrary to the rules of the SEC, the Company’s condensed consolidated financial statements included in this filing on Form 10-Q have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. The Company has not yet fully completed the accounting for the July 2020 acquisition of Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC (collectively, “Somah”), which is still in process as it relates to the valuation of certain assets.  As such, management cautions investors and any other users of these condensed consolidated financial statements and related MD&A not to place reliance on the information contained in this Form 10-Q as it may be materially incorrect and may be subject to future adjustment. The Company expects the accounting for the Somah acquisition to be completed in the near term at which time an updated and amended 10-Q will be filed if required.

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

Recent Events

Somahlution Asset Acquisition

Pursuant to the terms of the Acquisition, the majority shareholder of Somah is entitled to appoint two members to our board of directors, one of whom must be independent. Additionally, Dr. Satish Chandran, Somah’s co-founder and Chief Executive Officer, has become our Chief Technical Officer and Dr. Catherine Pachuk, Somah’s Chief Science Officer, has become our Chief Science Officer.

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

Unit Purchase Agreement

On May 27, 2021, we sold 29,978 Units at a price of $2.50 per Unit for gross proceeds of $74,945, consisting of Notes of $74,945, Class A Warrants for the purchase of 29,978 shares of common stock and Class B Warrants for the purchase of 29,978 shares of common stock. In July 2021, we sold 440,000 Units under the Unit Purchase Program for gross proceeds of $1,100,000. The Units included Notes for $1,100,000, Class A Warrants for 440,000 shares of common stock and Class B Warrants for 440,000 shares of common stock.

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

GOING CONCERN

The accompanying unaudited consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $5.3 million and cash used in operating activities of $3.0. million for the six months ended June 30, 2021. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FINANCIAL OPERATIONS OVERVIEW

As of June 30, 2021, our accumulated deficit is $42.1 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Revenues

Our total revenue was $160,785 and $0 for the three months ended June 30, 2021 and 2020 and $234,737 and $0 for the six months ended June 30, 2021 and 2020, respectively. The increase in revenue is due to the acquisition of Somahlution, LLC and Somaceutica, LLC and the acquisition of Somahlution, Inc. on July 31, 2020 (the “Soma Acquisition”).

Direct Costs of Revenue

Our direct costs of revenue were $119,221 and $0 for the three months ended June 30, 2021 and 2020 and $150,063 and $0 for the six months ended June 30, 2021 and 2020, respectively. The increase in direct costs of revenue is due to the Soma Acquisition.

Operating Expenses

For the three months ended June 30, 2021, our operating expenses increased to $2,617,438 from $434,911 for the three months ended June 30, 2020. For the six months ended June 30, 2021, our operating expenses increased to $5,501,941 from $906,281 for the six months ended June 30, 2020. The increase was primarily due to the Soma Acquisition. The increase was primarily professional fees ($592,781 for the three months ended June 30, 2021 compared to $203,992 for the three months ended June 30, 2020) and ($1,251,839 for the six months ended June 30, 2021 compared to $438,835 for the six months ended June 30, 2020), salary expenses ($824,074 for the three months ended June 30, 2021 compared to $0 for the same period in 2020) and $1,860,531 for the six months ended June 30, 2021 compared to $0 for the same period in 2020), stock-based compensation ($194,657 for the three months ended June 30, 2021 compared to $221,058 for the same period in 2020) and ($562,375 for the six months ended June 30, 2021 compared to $442,116 for the same period in 2020), and depreciation and amortization ($295,216 for the three months ended June 30, 2021 compared to $0 for the same period in 2020) and ($711,811 for the six months ended June 30, 2021 compared to $0 for the same period in 2020).

Net Loss

For the three months ended June 30, 2021, we had a net loss of $2,460,842 as compared to $434,911 for the three months ended June 31, 2020. For the six months ended June 30, 2021, we had a net loss of $5,271,393 as compared to $906,281 for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, we had $2,104 in cash, compared to $2,902,762 at December 31, 2020. At June 30, 2021, our accumulated deficit was $42,097,027 compared to $36,825,634 at December 31, 2020. There is substantial doubt as to our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer, James Sapirstein, and our principal financial officer, Bruce Harmon, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were changes during the quarter ended June 30, 2021. The Company appointed Mr. Harmon as chief financial officer and additional accounting staff to facilitate increased internal controls.

Limitations on the Effectiveness of Controls

The Company’s management, including the Interim Chief Executive Officer and Principal Accounting and Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six-month period ended June 30, 2021, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report of Form 8-K and we did not repurchase any of our common stock, except as follows:

As provided to mike and subsequent financing

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 16, 2021, the Board of Directors of the Company formed the following committees:

Audit Committee: Terry Brostowin (Chair), Dr. Vithal Dhaduk, and Dr. William Hearl

Compensation Committee: Julie Kampf (Chair), Dr. Vithal Dhaduk, and Terry Brostowin

Nomination and Board Governance Committee: Dr. William Hearl (Chair), and Julie Kampf

On June 24, 2021, and in connection with the termination of his employment, James Sapirstein was removed from the audit, compensation and nomination and board governance committees.

On July 12, 2021, and in connection with the termination of his consulting agreement, Bruce Harmon was removed from the audit committee.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
3.1.1	Articles of Incorporation (filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (filed as an exhibit to Form 10-K filed July 16, 2012)

3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (filed as an exhibit to Form 10-K/A filed July 15, 2011)

3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

4.1	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

4.2	Form of Incentive Stock Option Agreement (filed as an exhibit to Form 10-Q filed on November 13, 2019)

10.1	Form of Subscription Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.2	Form of Registration Rights Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.3	Employment Agreement dated November 1, 2020 with Dr. Neil J. Campbell (filed as an exhibit to Form 8-K filed on November 6, 2020)

10.4	Indemnification Agreement dated November 1, 2020 with James Sapirstein (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.5	Indemnification Agreement dated November 1, 2020 with Terry Brostowin (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.6	Indemnification Agreement dated November 1, 2020 with Bruce Harmon (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.7 (1)	Form of Unit Purchase Agreement, dated May 2021

10.71 (1)	Form of 10% Secured Convertible Promissory Note Agreement

10.72 (1)	Form of Class A Common Stock Purchase Warrant

10.73 (1)	Form of Class B Common Stock Purchase Warrant

10.74 (1)	Form of Placement Agency Agreement

10.75 (1)	Form of Placement Agent Warrant Agreement

31.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: August 23, 2021
	By:	/s/ Dr. Vithal Dhaduk
Dr. Vithal Dahduk
Interim Chief Executive Officer
(Principal Executive and Accounting and Financial Officer)

