Form 10-Q/A
period 2021-06-30
MARIZYME INC
filed 2021-11-22
CIK 1413754

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
Not applicable.

As of November 22, 2021 the registrant had 35,928,188 shares of common stock ($0.001 par value) outstanding.

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Marizyme, Inc. (the “Company”) for the three and six months ended June 30, 2021 (the “Original Report”), originally filed on August 23, 2021 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) is to restate the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 (the “Consolidated Financial Statements), and related note disclosure, as described in Notes 5 and 12 to the Consolidated Financial Statements. The amendment relates to the change in the valuation of assets purchased in the acquisition of Somahlution, LLC., Somahlution, Inc., and Somaceutica, LLC (collectively, “Somah”) in July 2020. The accounting for the Somah acquisition was not reviewed in compliance with SEC Rules by the external audit firm in the Original Filing. In addition, in Note 13 to the Consolidated Financial Statements the Company disclosed a subsequent event which occurred on November 1, 2021. Lastly, in this Amendment No. 1, the Company has amended language in the discussion of the Controls and Procedures; these changes were for accuracy only and did not change any conclusions reached in the Original Repot.

Description of Restatement

As reported in the Original Report, the Company had not fully completed the accounting for the July 2020 acquisition of Somah. The delay in the accounting was due to the valuation of certain assets purchased with the transaction, specifically valuation of the contingent consideration related to the future royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Subsequent to the Company’s Original Filing on August 23, 2021, the valuation of the transaction was finalized. See “Note 5 – Acquisitions” and “Note 12 – Restatement” for the detailed break-down of the changes resulted from the finalized valuation of the transaction.

The Company has also updated the report for subsequent events. On November 1, 2021, the Company entered into a definitive arrangement agreement with Health Logic Interactive Inc. (“HLII”) pursuant to which the Company will acquire My Health Logic Inc., a wholly owned subsidiary of HLII. See “Note 13 – Subsequent Events” for the details on the transaction.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 - Controls and Procedures

In addition, the Company’s Interim Chief Executive Officer has provided new certification dated as of the date of this filing in connection with this Form 10-Q/A.

In addition, an independent public accounting firm has reviewed the 10-Q/A in accordance with professional standards and in compliance with SEC Rules.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

2

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Index to Financial Statements	Page
Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	5

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 (unaudited) and the Three and Six Months Ended June 30, 2020 (unaudited)	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 (unaudited) and the Three and Six Months Ended June 30, 2020 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 (unaudited) and the Six Months Ended June 30, 2020 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Balance Sheets

(Restated)

	June 30, 2021	December 31, 2020
Restatement - Notes 5 and 12	Unaudited and Restated
ASSETS:
Cash	$2,104	$2,902,762
Accounts receivable	119,271	40,585
Prepaid expense	28,356	106,390
Inventory	16,740	56,340
Total current assets	166,471	3,106,077

Fixed assets, net	2,698	7,122
Operating lease right-of-use assets, net	1,228,648	1,317,830
Intangible assets, net	46,493,897	42,278,211
Prepaid royalties, non-current	340,969	344,321
Deposits	30,000	30,000
Goodwill	5,416,000	-
Total non-current assets	53,512,212	43,977,484
Total assets	$53,678,683	$47,083,561

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$1,209,110	$478,103
Due to related party	265,000	-
Operating lease obligations, current portion	243,070	243,292
Total current liabilities	1,717,180	721,395

Operating lease obligations, non-current portion	1,001,492	1,074,538
Derivative liability	24,982	-
Warrant liability	49,963	-
Convertible promissory note, net of debt discount	3,491	-
Contingent liabilities	9,648,000	-
Total non-current liabilities	10,727,928	1,074,538
Total liabilities	12,445,108	1,795,933

Commitments and contingencies (see Note 6)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, 35,928,188 shares issued and outstanding as of September 30, 2021 and December 31, 2020	35,928	35,928
Additional paid in-capital	81,874,076	82,077,334
Accumulated deficit	(40,676,429)	(36,825,634)
Total stockholders’ equity	41,233,575	45,287,628
Total liabilities and stockholders’ equity	$53,678,683	$47,083,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and Restated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restatement - Notes 5 and 12	Restated		Restated
Revenue	$160,785	$-	$234,737	$-

Operating expenses:
Direct costs of revenue	119,221	-	150,063	-
Professional fees	592,781	203,992	1,251,839	438,835
Salary expenses	824,074	-	1,860,531	-
Stock-based compensation	194,657	221,058	562,375	442,116
Other general and administrative expenses	342,791	9,861	534,535	25,330
Total operating expenses	2,073,524	434,911	4,359,343	906,281
Total operating loss	(1,912,739)	(434,911)	(4,124,606)	(906,281)

Other expense
Interest expense	(4,189)	-	(4,189)	-
Change in fair value of contingent liabilities	278,000	-	278,000	-
Total other expense	273,811	-	273,811	-

Net loss	$(1,638,928)	$(434,911)	$(3,850,795)	$(906,281)

Loss per share – basic and diluted	$(0.05)	$(0.02)	$(0.11)	$(0.05)

Weighted average number of shares of common stock outstanding – basic and diluted	35,928,188	20,027,062	35,928,188	19,961,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited and Restated)

			Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Restatement - Notes 5 and 12			Restated	Restated
Balance, December 31, 2020	35,928,188	$35,928	$82,077,334	$(36,825,634)	$45,287,628
Stock-based compensation	-	-	334,385	-	334,385
Net loss - restated	-	-	-	(2,211,867)	(2,211,867)
Balance, March 31, 2021	35,928,188	$35,928	$82,411,719	$(39,037,501)	$43,410,146
Stock-based compensation	-	-	194,657	-	194,657
Adjustment of warrants value in connection with finalizing the business combination	-	-	(732,300)	-	(732,300)
Net loss - restated	-	-	-	(1,638,928)	(1,638,928)
Balance, June 30, 2021	35,928,188	$35,928	$81,874,076	$(40,676,429)	$41,233,575

			Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2019	19,858,939	$19,859	$59,319,594	$(16,000)	$(30,980,581)	$28,342,872
Common stock issued for services	125,000	125	124,875	-	-	125,000
Stock-based compensation	-	-	221,058	-	-	221,058
Net loss	-	-	-	-	(471,370)	(471,370)
Balance, March 31, 2020	19,983,939	$19,984	$59,665,527	$(16,000)	$(31,451,951)	$28,217,560
Common shares issued in lieu of AP	195,000	195	184,665	-	-	184,860
Exercise of options	5,000	5	5,045		-	5,050
Stock-based compensation	-	-	221,057	-	-	221,057
Net loss	-	-	-	-	(434,911)	(434,911)
Balance, June 30, 2020	20,183,939	$20,184	$60,076,294	$(16,000)	$(31,886,862)	$28,193,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and Restated)

	Six Months Ended June 30,
	2021	2020
Restatement - Notes 5 and 12	Restated
Cash flows from operating activities:
Net loss	$(3,850,795)	$(906,281)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	(186,216)	-
Stock-based compensation	529,042	567,115
Stock-based compensation – restricted common stock	33,333	-
Change in fair value of contingent liabilities	(278,000)	-
Change in operating assets and liabilities:
Accounts receivable	(78,686)	-
Prepaid expense	44,701	-
Inventory	39,600	-
Accounts payable and accrued expenses	506,418	152,620
Due to related party	265,000	-
Net cash used in operating activities	(2,975,603)	(186,546)

Cash flows from financing activities:
Proceeds from short term loan	-	1,000
Proceeds from convertible promissory note	74,945	-
Paid-in capital	-	189,910
Net cash provided by financing activities	74,945	190,910

Net (decrease)/ increase in cash	(2,900,658)	4,364
Cash at beginning of period	2,902,762	90
Cash at end of period	$2,104	$4,454

Non-cash investing and financing activities:
Derivative liabilities	$24,982	$-
Warrant liabilities	$49,963	$-
Contingent liabilities	$9,648,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited and Restated)

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

On July 6, 2021, Vithal Dhaduk was appointed as Interim Chief Executive Officer.

On July 12, 2021, Bruce Harmon resigned as Interim Chief Financial Officer.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $3,850,795 and cash used in operating activities of $2,975,603 for the six months ended June 30, 2021 and an accumulated deficit of $40,676,429 at June 30, 2021. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”) and Marizyme Sciences, Inc. (“Marizyme Sciences”). All significant intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the allocation of the purchase price in a business combination to the underlying assets and liabilities, recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, warrant liability, derivative liability, contingent liabilities and deferred tax valuations.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting based on Accounting Standards Codification (“ASC”) 805 — “Business Combinations”, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s consolidated statements of operations.

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had $2,104 and $2,902,762 in cash, respectively, and no cash equivalents.

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

Fair Value of Financial Instruments

The Company uses the fair value hierarchy to measure the value of its financial instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

●	Level 1 – Quoted prices for identical assets or liabilities in active markets.
●	Level 2 – Quoted prices for identical or similar assets and liabilities in markets that are not active; or other model-derived valuations whose inputs are directly or indirectly observable or whose significant value drivers are observable.
●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable and for which assumptions are used based on management estimates.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The carrying amounts of certain cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and amounts due to related parties approximate fair value due to the short-term nature of these instruments.

The fair value of lease obligations is determined using discounted cash flows based on the expected amounts and timing of the cash flows discounted using a market rate of interest adjusted for appropriate credit risk.

The contingent liabilities consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.12%, expected volatility of 72.66%, expected dividend of $0, and expected life of 6.46 years. In the six months ended June 30, 2021, changes in these assumptions resulted in $1,296,000 decrease in fair value of these liabilities. At June 30, 2021 the fair market value of performance warrants and pediatric vouchers warrants liabilities was $3,473,000.

ii	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.8%. In the six months ended June 30, 2021, changes in these assumptions resulted in $1,016,000 increase in fair value of these liabilities. At June 30, 2021, the fair market value of royalty payments was $3,202,000.

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.8%. In the six months ended June 30, 2021, changes in these assumptions resulted in $2,000 increase in fair value of this liability. At June 30, 2021, the fair market value of the rare pediatric voucher sales liability was $1,150,000.

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the Agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the period ended June 30, 2021. At June 30, 2021, the fair market value of the liquidation preference was $1,823,000.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of June 30, 2021:

	Fair Value Hierarchy
June 30, 2021	Level 1	Level 2	Level 3	December 31, 2020
Liabilities
Warrant liability	$-	$-	$49,963	$-
Derivative liability	-	-	24,982	-
Contingent liability	-	-	9,648,000	-
Total	$-	$-	$9,722,945	$-

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

June 30, 2021	Contingent Liabilities
Balance at December 31, 2020	-
Initial valuation of contingent liabilities assumed on Somah acquisition[1]	$9,926,000
Change in fair value	(278,000)
Balance at June 30, 2021	$9,648,000

1	Measured as at Somah acquisition date of July 31, 2020, see Note 5.

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

Intangible Assets

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 20-year life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents and other intangible assets for indicators of impairment at least annually and if it determines that the carrying value is impaired, it values the patent and any other intangible assets at fair value. As of June 30, 2021, $122,746 has been capitalized for patents which have not been amortized.

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

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

Value of Warrants Issued with Debt

The Company estimates the grant date value of certain warrants issued with debt using a valuation method, such as the Black-Scholes option pricing model, or, if the terms are more complex - the Monte Carlo option lattice model. We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions as deemed appropriate. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

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

Concentration of Credit Risk

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has amounts over insured limits.

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

NOTE 4 – LEASE

Effective January 1, 2020, the Company adopted the provision of Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842). The provisions of this ASU require the Company to record a right-of-use asset and related lease liability related to their leases.

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

DuraGraft®

On December 15, 2019, the Company entered into a contingent asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC, companies duly organized under the laws of Delaware (collectively, “Somah” or “Seller”) to acquire all of the assets and none of the liabilities of Somah (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties.

On July 31, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 3, the Company agreed to assume certain payables of Somah related to clinical and medical expenses. It was agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties. As of June 30, 2021 and December 31, 2020, prepaid royalties were $340,969 and $344,321, respectively, and were recorded as a non-current asset. See Note 9.

Pursuant to the Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to issue to Somah:

●	10,000,000 restricted shares of common stock of the Company;
●	Warrants to purchase 3,000,000 restricted common shares of the Company with a strike price of $5.00 per common share and a term of five years;
●	The Company, on a pro rata basis, shall grant the Seller the following contingent consideration upon receiving the U.S. Federal Drug Administration (“FDA”) final approval and insurance reimbursement approval on the product:

○	Grant of performance warrants for 4,000,000 restricted common shares of the Company, with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the announcement of FDA approval;
○	Royalties to be paid on all net sales of the product acquired from Somah of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
○	Payment of 10% of cash value of the rare pediatric voucher sales following the U.S. Federal Drug Administration approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somah’s DuraGraft product;
○	Grant of rare pediatric voucher warrants to purchase an aggregate of 250,000 commons shares with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the announcement of FDA approval, and
○	Liquidation preference, up to a maximum of $20 million upon the sale by the Company of all or substantially all of the assets relating to the Somah products. Upon the sale of either or both of the DuraGraft or Somah derived solid organ transplant products, the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount.

On July 30, 2020, the Company completed the acquisition of Somah (the “Somah Transaction”). The acquisition of Somah provides the Company with access to DuraGraft and other related intangible assets, which upon approval by FDA, will further the Company’s continued growth and international-wide product rollout.

In accordance with ASC 805-10 the substance of a transaction constitutes a business combination as the business of Somah meets the definition of a business under the standard. The transaction was accounted for in accordance with the acquisition method of accounting, and the assets acquired, and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. The purchase price is based on management’s estimate of fair value of the common shares and warrants issued as well as contingent consideration and liquidation preference given up. The final allocation of the purchase price consideration to the assets acquired and liabilities assumed has been completed and finalized.

Details of the carrying amount and the fair value of identifiable assets and liabilities acquired and purchase consideration paid is as follows:

	As previously reported	Amendment	As restated
Consideration given up
Common shares	$12,500,000	$-	$12,500,000
Warrants	1,932,300	(732,300)	1,200,000
Contingent consideration[1]	-	9,926,000	9,926,000
Total consideration given up	$14,432,300	$9,193,700	$23,626,000

Fair value of identifiable assets acquired, and liabilities assumed
Net working capital	$275,480	$(244,572)	$30,908
Property, plant, and equipment	9,092	-	9,092
Intangible assets	14,147,728	4,022,272	18,170,000
Goodwill	-	5,416,000	5,416,000
Total identifiable assets	$14,432,300	$9,193,700	$23,626,000

1	Contingent consideration, for the purposes of the final allocation of the purchase price consideration, was measured as at the date of Somah acquisition – July 31, 2020. During the six months ended June 30, 2021, the fair market value of the contingent consideration, measured in accordance with Level 3 of the fair value hierarchy, has decreased by $278,000 (Note 3).

The intangible assets acquired include:

●	DuraGraft patent, with estimated remaining economic life of 13 years,
●	“Distribution Relationships” intangible asset related to DuraGraft product, with estimated remaining economic life of 10 years, and
●	In-process research and development intangible asset – “Cyto Protectant Life Sciences” with indefinite economic life.

See Note 8 for a detailed description of amortization recorded on DuraGraft related intangible assets.

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

NOTE 8 – INTANGIBLE ASSETS

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

On July 31, 2020, the Company completed the Somah Transaction and acquired DuraGraft® technology in exchange for 10,000,000 shares of common stock, 3,000,000 warrants and certain contingent considerations (Note 5). Somah is engaged in developing products to prevent ischemic injury to organs and tissues and DuraGraft® is a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties.

	June 30, 2021
	Restated			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
DuraGraft, patent	5,256,000	(370,615)	4,885,385	14,147,729	(589,489)	13,558,240
Distributor Relationship	308,000	(28,233)	279,767	-	-	-
IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000	-	-	-
Patents in Process	122,745	-	122,745	119,971	-	119,971
Total Intangibles	$46,892,745	$(398,848)	$46,493,897	$42,867,700	$(589,489)	$42,278,211

Balance, December 31, 2019	$28,613,000
Acquired in asset purchase agreement	14,147,729
Additions	106,971
Amortization expense	(589,489)
Balance, December 31, 2020	42,278,211
Acquired in Somah Transaction (amended)	4,022,271
Additions	2,775
Amortization expense (amended)	190,640
Balance, June 30, 2021	$46,493,897

As a result of restatement to account for measurement period adjustments, described in Notes 5 and 12, the value of DuraGraft intangibles purchased with the Somah Transaction increased by $4,920,298. The intangible assets acquired included:

●	DuraGraft patent, with estimated remaining economic life of 13 years,
●	“Distribution Relationships” intangible asset related to DuraGraft product, with estimated remaining economic life of 10 years, and
●	In-process research and development intangible asset – “Cyto Protectant Life Sciences” with indefinite economic life.

The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase are not currently being amortized as they have not yet been put into operations.

Future amortizations for DuraGraft related intangible assets for the next five years will be $435,108 for each year from 2021 through 2026 and $2,989,613 for 2027 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

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

NOTE 10 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On May 27, 2021, the Company entered into a Unit Purchase Agreement to sell up to 4,000,000 units (the “Units”) at a price per Unit of $2.50 (the “Price Per Unit”). Each Unit is comprised of (i) a convertible promissory note (the “Note”) convertible into common stock of the Company, (ii) a warrant to purchase one share of common stock of the Company (the “Class A Warrant”); and (iii) a second warrant to purchase common stock of the Company (the “Class B Warrant”).

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

NOTE 12 – RESTATEMENT

According to ASC 805, the measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. Subsequent to the Original Filing, filed with the SEC on August 23, 2021, the valuation of the assets acquired with the Somah Transaction was finalized, therefore the management of Marizyme chose to amend the Original Filing to disclose the nature and amount of measurement-period adjustments.

As a result, the following items have been adjusted as at and for the three and six months ended June 30, 2021:

●	Intangible assets (Notes 5 and 8),
●	Goodwill (Note 5),
●	Accounts payable and accrued expenses,
●	Contingent liabilities (Notes 3 and 5),
●	Amortization expense (Note 8).

The restatements were made in accordance with the provisions of ASC topic 805. The disclosure provision of ASC 805 stipulates that acquirer must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. As the valuation of the assets acquired, liabilities assumed, and consideration given up on completion of the Somah acquisition had been finalized in the six months ended June 30, 2021, only the current period results were restated to reflect the measurement period adjustments.

The following table reconciles previously reported net income to restated amounts:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Net loss, as previously reported	$(2,460,842)	$(5,271,393)
Adjustment to other general and administrative expenses	244,572	244,572
Adjustment to amortization expense on intangible assets	299,342	898,026
Change in fair value of contingent liabilities	278,000	278,000
As restated	$(1,638,928)	$(3,850,795)
Restated loss per share – basic and diluted	$(0.05)	$(0.11)

Selected Consolidated Balance Sheet information as of June 30, 2021:

	Previously Reported	Increase (Decrease)	Restated
Assets:
Intangible assets, net	$41,573,599	$4,920,298	$46,493,897
Goodwill	-	5,416,000	5,416,000
Total Assets	$43,342,385	$10,336,298	$53,678,683

Liabilities:
Contingent liabilities	-	9,648,000	9,648,000
Total Liabilities	$2,797,108	$9,648,000	$12,445,108

Stockholders’ equity:
Additional paid in capital	$82,606,376	$(732,300)	$81,874,076
Accumulated deficit	(42,097,027)	1,420,598	(40,676,429)
Total liabilities and stockholders’ equity	$43,342,385	$10,336,298	$53,678,683

Selected Shareholders’ equity information for the six months ended June 30, 2021:

Six Months Ended June 30,
2021
Balance, June 30, 2021, as reported previously	$40,545,277
Adjustment to net loss	1,420,598
Adjustment to fair value of warrants issued on acquisition of Somah	(732,300)
As restated	$41,233,575

As a result of all adjustments herein, the total assets increased by $10,336,298, predominately due to the valuation of the intangible assets and goodwill recognized on the Somah acquisition and the total liabilities increased by $9,648,000, mainly due to the recognition of $9,926,000 of contingent liabilities assumed on the Somah acquisition and decrease in contingent liabilities fair value in the six months ended June 30, 2021 by $278,000. The fair market value of warrants given up was revalued and decreased by $732,300. Additionally, the Company overestimated the amortization expense by $898,026 in the period ended June 30, 2021.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the condensed consolidated financial statements, except as stated below:

Convertible Promissory Notes and Warrants

In July 2021, the Company issued and sold 440,000 Units under the Unit Purchase Program for gross proceeds of $1,100,000. The Units included Notes for $1,100,000, Class A Warrants for 440,000 shares of common stock and Class B Warrants for 440,000 shares of common stock. See Note 10 for the terms and features of the Units.

Acquisition of My Health Logic Inc.

On November 1, 2021, Marizyme entered into a definitive arrangement agreement with Health Logic Interactive Inc. (“HLII”) pursuant to which the Company will acquire My Health Logic Inc., a wholly-owned subsidiary of HLII (the “Transaction”).

The Transaction will be effected by way of a plan of arrangement under the Business Corporations Act (British Columbia). In connection with the plan of arrangement, Marizyme will issue an aggregate of 4,600,000 shares of its common stock to HLII, which will be subject to certain terms and restrictions. Upon closing, My Health Logic Inc. will be a wholly-owned subsidiary of Marizyme.

The acquisition is subject to, among other things, the approval of the Supreme Court of British Columbia, the approval of the NEX board of the TSX Venture Exchange, and requires the approval of at least two-thirds of the votes cast by HLII shareholders at the upcoming annual and special meeting of HLII shareholders

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

Our Competitive Strength

We believe that the following competitive strengths will enable us to compete effectively:

Our Krillase platform provides a significant and substantial competitive advantage as:

●	Clinical studies in Europe have shown Krillase to achieve superior wound healing effects in treatment of necrotic leg ulcers.

●	Our patent protected unique mixture of highly efficient endo and exopeptidases extracted from the digestive tract of the Antarctic Krill for use in the removal of dental plaque and other dental applications has not been recreated artificially.

●	The DuraGraft platform provides a significant and substantial competitive advantage as:

●	DuraGraft, CE marked in Europe, is “first-in-class” as the only approved product for sale in Europe for vein graft preservation.

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

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had a net loss of $3.9 million and cash used in operating activities of $3.0 million for the six months ended June 30, 2021. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FINANCIAL OPERATIONS OVERVIEW

As of June 30, 2021, our accumulated deficit is $40.7 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

Operating Expenses

For the three months ended June 30, 2021, our operating expenses increased to $2,061,379 from $434,911 for the three months ended June 30, 2020. For the six months ended June 30, 2021, our operating expenses increased to $4,322,909 from $906,281 for the six months ended June 30, 2020. The increase was primarily due to the Soma Acquisition. The increase was primarily professional fees ($592,781 for the three months ended June 30, 2021 compared to $203,992 for the three months ended June 30, 2020) and ($1,251,839 for the six months ended June 30, 2021 compared to $438,835 for the six months ended June 30, 2020), salary expenses ($824,074 for the three months ended June 30, 2021 compared to $0 for the same period in 2020) and ($1,860,531 for the six months ended June 30, 2021 compared to $0 for the same period in 2020), stock-based compensation ($194,657 for the three months ended June 30, 2021 compared to $221,058 for the same period in 2020) and ($562,375 for the six months ended June 30, 2021 compared to $442,116 for the same period in 2020), and other general and administrative expenses ($342,791 for the three months ended June 30, 2021 compared to $9,861 for the same period in 2020) and ($534,535 for the six months ended June 30, 2021 compared to $25,330 for the same period in 2020).

Net Loss

For the three months ended June 30, 2021, we had a net loss of $1,638,928 as compared to $434,911 for the three months ended June 31, 2020. For the six months ended June 30, 2021, we had a net loss of $3,850,795 as compared to $906,281 for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, we had $2,104 in cash, compared to $2,902,762 at December 31, 2020. At June 30, 2021, our accumulated deficit was $40,676,429 compared to $36,825,634 at December 31, 2020. There is substantial doubt as to our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and VP of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and VP of Finance have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Interim Chief Executive Officer and VP of Finance have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company’s lack of independent directors;

2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes. To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add a number of independent directors to the board and establish an Audit Committee comprised of the independent directors.

●	The Company has added sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements..

●	The Company has hired staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	The Company will develop and maintain adequate written accounting policies and procedures.

Additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations.

Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Interim Chief Executive Officer, and our VP of Finance conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Interim Chief Executive officer and VP of Finance concluded that there were changes during the quarter ended June 30, 2021. The Company hired an VP of Finance and additional accounting staff to facilitate increased internal controls.

Limitations on the Effectiveness of Controls

The Company’s management, including the Interim Chief Executive Officer and VP Finance, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

MARIZYME, INC.
(Registrant)
Date: November 22, 2021
	By:	/s/ David Barthel
David Barthel
Chief Executive Officer
(Principal Executive and Accounting and Financial Officer)

