Form 10-Q
period 2021-09-30
MARIZYME INC
filed 2021-11-22
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Not applicable.

As of November 22, 2021, the registrant had 35,928,188 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current
Cash	$16,673	$2,902,762
Accounts receivable	96,291	40,585
Prepaid expense	35,000	106,390
Inventory	15,390	56,340
Total current assets	163,354	3,106,077
Non-current
Property, plant and equipment, net	1,273	7,122
Operating lease right-of-use assets, net	1,163,159	1,317,830
Intangible assets, net	46,385,121	42,278,211
Prepaid royalties, non-current	340,969	344,321
Deposits	30,000	30,000
Goodwill	5,416,000	-
Total non-current assets	53,336,522	43,977,484
Total assets	$53,499,876	$47,083,561

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$1,396,945	$478,103
Due to related parties	638,530	-
Operating lease obligations	260,106	243,292
Total current liabilities	2,295,581	721,395
Non-current
Operating lease obligations, net of current potion	941,732	1,074,538
Convertible notes, net of debt discount	179,457	-
Derivative liabilities	391,648	-
Contingent liabilities	9,454,000	-
Total non-current liabilities	10,966,837	1,074,538
Total liabilities	13,262,418	1,795,933

Commitments and contingencies (Note 12)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, 35,928,188 shares issued and outstanding as of September 30, 2021 and December 31, 2020	35,928	35,928
Additional paid-in capital	82,509,957	82,077,334
Accumulated deficit	(42,308,427)	(36,825,634)
Total stockholders’ equity	40,237,458	45,287,628
Total liabilities and stockholders’ equity	$53,499,876	$47,083,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$37,215	$124,985	$271,952	$124,985

Operating expenses:
Direct costs of revenue	18,356	25,714	168,419	25,714
Professional fees (includes related party amounts of $90,000, $90,000, $270,000, and $90,000, respectively)	556,254	170,753	1,808,093	494,295
Salary expenses	617,826	433,318	2,478,357	433,318
Stock-based compensation	64,074	1,107,085	626,449	1,674,200
Other general and administrative expenses	536,483	453,158	1,071,017	468,782
Total operating expenses	1,792,993	2,190,028	6,152,335	3,096,309
Total operating loss	(1,755,778)	(2,065,043)	(5,880,383)	(2,971,324)

Other income (expense):
Interest and accretion expenses	(70,221)	-	(74,410)	-
Change in fair value of contingent liabilities	194,000	-	472,000	-
Total other income	123,779	-	397,590	-

Net loss	$(1,631,999)	$(2,065,043)	$(5,482,793)	$(2,971,324)

Net loss per share – basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.13)

Weighted average number of shares of common stock outstanding – basic and diluted	35,928,188	29,288,226	35,928,188	23,161,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	35,928,188	$35,928	$82,077,334	$(36,825,634)	$45,287,628
Stock-based compensation	-	-	334,385	-	334,385
Net loss	-	-	-	(2,211,866)	(2,211,866)
Balance, March 31, 2021	35,928,188	35,928	82,411,719	(39,037,500)	43,410,147
Stock-based compensation	-	-	194,657	-	194,657
Adjustment of warrants value in connection with finalizing the business combination	-	-	(732,300)	-	(732,300)
Net loss	-	-	-	(1,638,928)	(1,638,928)
Balance, June 30, 2021	35,928,188	35,928	81,874,076	(40,676,428)	41,233,576
Stock-based compensation	-	-	64,074	-	64,074
Warrants issued in connection with convertible notes	-	-	571,807	-	571,807
Net loss	-	-	-	(1,631,999)	(1,631,999)
Balance, September 30, 2021	35,928,188	$35,928	$82,509,957	$(42,308,427)	$40,237,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2019	19,858,939	$19,859	$59,319,594	$(16,000)	$(30,980,581)	$28,342,872
Common stock issued for services	125,000	125	124,875	-	-	125,000
Stock-based compensation	-	-	221,058	-	-	221,058
Net loss	-	-	-	-	(471,370)	(471,370)
Balance, March 31, 2020	19,983,939	19,984	59,665,527	(16,000)	(31,451,951)	28,217,560
Common shares issued in lieu of AP	195,000	195	184,665	-	-	184,860
Exercise of options	5,000	5	5,045		-	5,050
Stock-based compensation	-	-	221,057	-	-	221,057
Net loss	-	-	-	-	(434,911)	(434,911)
Balance, June 30, 2020	20,183,939	20,184	60,076,294	(16,000)	(31,886,862)	28,193,616
Sale of common stock	5,600,192	5,600	6,269,464	-	-	6,275,064
Issuance of common stock for acquisition	10,000,000	10,000	12,490,000	-	-	12,500,000
Issuance of warrants for acquisition	-	-	1,932,300	-	-	1,932,300
Issuance of warrants for services	-	-	253,749	-	-	253,749
Stock-based compensation	-	-	802,926	-	-	802,926
Issuance of common stock for services	50,000	50	62,450	-	-	62,500
Exercise of options for common stock	54,057	54	59,399	-	-	59,453
Net loss	-	-	-	-	(2,065,043)	(2,065,043)
Balance, September 30, 2020	35,888,188	$35,888	$81,946,582	$(16,000)	$(33,951,905)	$48,014,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(5,482,793)	$(2,971,324)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	(76,013)	342,583
Stock-based compensation	593,116	1,420,451
Stock-based compensation - restricted common stock	33,333	-
Interest and accretion	74,410	-
Issuance of warrants for services	-	253,749
Change in fair value of contingent liabilities	(472,000)	-
Change in operating assets and liabilities:
Accounts receivable	(55,706)	(93,010)
Prepaid expense	38,057	(62,487)
Inventory	40,950	21,500
Accounts payable and accrued expenses	721,078	140,233
Due to related parties	272,530	-
Net cash used in operating activities	(4,313,038)	(948,305)

Cash flows used in investing activities:
Purchase of intangible assets	-	(130,333)
Net cash used in investing activities	-	(130,333)

Cash flows from financing activities:
Proceeds from promissory notes due to related parties	366,000	-
Proceeds from convertible notes, net of issuance cost	1,060,949	-
Shares issued for cash, net of offering costs	-	6,275,064
Net cash provided by financing activities	1,426,949	6,275,064

Net (decrease)/ increase in cash	(2,886,089)	5,196,426

Cash at beginning of period	2,902,762	90

Cash at end of period	$16,673	$5,196,516

Non-cash investing and financing activities:
Derivative liabilities	$391,648	$-
Contingent liabilities	$9,926,000	$-
Warrants issued in connection with convertible notes	$571,807	-
Issuance of common stock in lieu of payables	$-	$261,453
Issuance of common stock in connection with business combination	$-	$12,500,000
Issuance of warrants in connection with business combination	$-	$1,932,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Maryzime, Inc. (the “Company” or “Marizyme”) is a Nevada corporation originally incorporated on March 20, 2007, under the name SWAV Enterprises, Ltd. On September 6, 2010, the Company name was changed to GBS Enterprises Inc. and from 2010 to September 2018 the Company was in the software products and advisory services business for email and instant messaging applications. The Company divested that business between December 2016 and September 2018 and focused on the acquisition of life science technologies.

On March 21, 2018, the Company’s name was changed to Marizyme, Inc., to reflect the new life sciences focus. Marizyme’s common stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM”.

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $42,308,427 at September 30, 2021. Additionally, the Company has negative working capital of $2,132,227 and $16,673 of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing its business for the foreseeable future with neither the intention or necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to the laws and regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully develop its intangible assets, receive an approval from the U.S. Federal and Drug Administration (the “FDA”) to extend the selling of the products into the U.S. market which will allow the Company to attain profitable operations.

During the next twelve months, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the Securities and Exchange Commission (the “SEC”), and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries, Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”) and Marizyme Sciences, Inc. (“Marizyme Sciences”). All intercompany transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021 (the “2020 Form 10-K”). The balance sheet as of December 31, 2020 was derived from audited consolidated financial statements included in the 2020 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 3 to those consolidated financial statements.

Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, financial condition, cash flows and stockholders’ equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the allocation of the purchase price in a business combination to the underlying assets and liabilities, recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, derivative liabilities, contingent liabilities and deferred tax valuations.

Fair Value Measurements

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

The contingent liabilities assumed on the acquisition of Somah (Note 4) consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 6.21 years. For the three and nine months ended September 30, 2021, changes in these assumptions resulted in $574,000 and $1,870,000 decrease in fair value of these liabilities, respectively. At September 30, 2021 the fair market value of performance warrants and pediatric vouchers warrants liabilities was $2,899,000.

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and nine months ended September 30, 2021, changes in these assumptions resulted in $380,000 and $1,396,000 increase in fair value of these liabilities, respectively. At September 30, 2021 the fair market value of royalty payments was $3,582,000.

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three and nine months ended September 30, 2021, changes in these assumptions resulted in $Nil and $2,000 increase in fair value of this liability, respectively. At September 30, 2021 the fair market value of rare pediatric vouchers was $1,150,000.

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the Agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and nine months ended September 30, 2021. At September 30, 2021 the fair market value of liquidation preference was $1,823,000.

The derivative liabilities consisted of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to the Unit Purchase Agreement (Note 9).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As at September 30, 2021, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
September 30, 2021	Level 1	Level 2	Level 3	December 31, 2020
Liabilities
Derivative liabilities	$-	$-	$391,648	$-
Contingent liabilities	-	-	9,454,000	-
Total	$-	$-	$9,845,648	$-

The following table provides a rollforward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

September 30, 2021	Contingent Liabilities
Balance at December 31, 2020	-
Derivative liabilities	$391,648
Initial valuation of contingent liabilities in connection with the Somah acquisition[1]	9,926,000
Change in fair value of contingent liabilities	(472,000)
Balance at September 30, 2021	$9,845,648

[1]	Measured as at Somah acquisition date of July 31, 2020, see Note 4.

Intangible Assets and Goodwill

Intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses. Intangible assets acquired as a result of an acquisition or in a business combination are measured at fair value at the acquisition date.

The useful lives of intangible assets are assessed as either finite or indefinite. Intangible assets with finite lives are amortized over the estimated useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimates being accounted for on a prospective basis.

Goodwill represents the excess of the purchase price paid for the acquisition of subsidiaries over the fair value of the net assets acquired. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses.

In-Process Research and Development

The Company evaluates whether acquired intangible assets are a business under applicable accounting standards. Additionally, the Company evaluates whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use are considered acquired in-process research and development. When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through September 30, 2021.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There are no recently adopted accounting standards and recent accounting standards not yet adopted that the Company believes will have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company’s financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no new material accounting standards issued in the nine months ended September 30, 2021, that impacted the Company.

COVID-19

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and physical distancing, have caused material disruptions to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company in future periods.

Marizyme continues to maintain business continuity during the COVID-19 pandemic and takes its cues from the U.S. government and public health officials to keep employees and business partners safe and healthy. Although the financial results for three and nine months ended September 30, 2021 were not significantly impacted by COVID-19, Marizyme experienced decrease in sales due to a slow-down in the product manufacturing. During 2021, Marizyme’s business partners were focused on addressing specific manufacturing needs of the U.S. government in battling COVID-19 pandemic. Additionally, during 2021, demand for elective surgeries have decreased due to overloaded medical systems and potential risks related to patients’ recovery during the pandemic.

The Company cannot predict the impact of the progression of COVID-19 on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

NOTE 4 – ACQUISITIONS

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

On July 31, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 3, the Company agreed to assume certain payables of Somah related to clinical and medical expenses. It was agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties. As of September 30, 2021 and December 31, 2020, prepaid royalties were $340,969 and $344,321, respectively, and were recorded as a non-current asset.

Pursuant to the Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to issue to Somah:

●	10 ,000,000 restricted shares of common stock of the Company;
●	Warrants to purchase 3,000,000 restricted common shares of the Company with a strike price of $5.00 per common share and a term of five years;
●	The Company, on a pro rata basis, shall grant the Seller the following contingent consideration upon receiving the FDA final approval and insurance reimbursement approval on the product:

○	Grant of performance warrants for 4,000,000 restricted common shares of the Company, with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval;
○	Royalties to be paid on all net sales of the product acquired from Somah of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
○	Payment of 10% of cash value of the rare pediatric voucher sales following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somah’s DuraGraft product;
○	Grant of rare pediatric voucher warrants to purchase an aggregate of 250,000 commons shares with a term of five years and a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval, and
○	Liquidation preference, up to a maximum of $20 million upon the sale by the Company of all or substantially all of the assets relating to the Somah products. Upon the sale of either or both of the DuraGraft or Somah derived solid organ transplant products, the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount.

On July 30, 2020, the Company completed the acquisition of Somah (the “Somah Transaction”). The acquisition of Somah provides the Company with access to DuraGraft and other related intangible assets, which upon approval by FDA, will further the Company’s continued growth and international-wide product rollout.

In accordance with ASC 805-10 the substance of a transaction constitutes a business combination as the business of Somah meets the definition of a business under the standard. Accordingly, the transaction was accounted for in accordance with the acquisition method of accounting, and the assets acquired, and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. The purchase price is based on management’s estimate of fair value of the common shares and warrants issued as well as contingent consideration and liquidation preference given up. The final allocation of the purchase price consideration to the assets acquired and liabilities assumed has been completed and finalized.

Details of the carrying amount and the fair value of identifiable assets and liabilities acquired and purchase consideration paid are as follows:

Consideration
Common shares	$12,500,000
Warrants	1,200,000
Contingent consideration[1]	9,926,000
Total consideration	$23,626,000

Fair value of identifiable assets acquired, and liabilities assumed
Net working capital	$30,908
Property, plant, and equipment	9,092
Intangible assets	18,170,000
Goodwill	5,416,000
Total identifiable assets	$23,626,000

1	Contingent consideration, for the purposes of the final allocation of the purchase price consideration, was measured as at the date of Somah acquisition – July 31, 2020. During the nine months ended September 30, 2021, the fair market value of the contingent liabilities, measured in accordance with Level 3 of the fair value hierarchy, has decreased by $472,000 (Note 3).

The intangible assets acquired include:

●	DuraGraft patent, with estimated remaining economic life of 13 years,
●	“Distribution relationships” intangible asset related to DuraGraft products, with estimated remaining economic life of 10 years, and
●	In-process research and development intangible asset – “Cyto Protectant Life Sciences” with indefinite economic life.

Goodwill is attributed to the workforce and profitability of the acquired business and is not deductible for tax purposes. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 33.8% was used in the fair value assumptions for the assembled workforce acquired.

Pro-forma revenue, net income, and earnings per share are not presented for this acquisition as they are not material.

NOTE 5 – LEASES

On December 11, 2020, the Company entered into a 5.5 - year lease agreement for administrative office and laboratories, which commenced in December 2020 at a monthly rent of approximately $10,817, increasing by 2.5% annually beginning in the second year of the lease until the end of the term. Additionally, pursuant to the agreement, the Company will pay approximately $12,000 per month in operating expenses. As at September 30, 2021, the remaining lease term was 4.67 years. The lease had been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three months ended September 30, 2021 and 2020 was approximately $77,357 and $Nil, respectively. The total rent expense for the nine months ended September 30, 2021 and 2020 was approximately $168,769 and $Nil, respectively.

The following table summarizes supplemental balance sheet information related to the operating lease as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Right-of-use asset	$1,163,159	$1,317,830

Operating lease liabilities, current	$260,106	$243,292
Operating lease liabilities, non-current	941,732	1,074,538
Total operating lease liabilities	$1,201,838	$1,317,830

As at September 30, 2021, the maturities of the lease liabilities for the periods ended December 31 were as follows:

2021	$52,249
2022	277,142
2023	277,142
2024	277,142
2025	277,142
Thereafter	130,950
Total lease payments	1,291,767
Less: present value discount	(89,929)
Total	$1,201,838

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, summarized by major category, stated at cost, less accumulated depreciation at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Furniture and equipment	$701	$701
Computer related	7,220	7,220
Machinery and equipment	1,171	1,171
Total	$9,092	$9,092
Less: accumulated amortization	(7,819)	(1,970)
Property, plant and equipment, net	$1,273	$7,122

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,425 and $1,313, respectively, and for the nine months ended September 30, 2021 and 2020 was $5,849 and $1,313, respectively.

NOTE 7 – INTANGIBLE ASSETS

Krillase

As part of the asset acquisition of ACB Holding AB, Reg. No. 559119-5762, completed on September 12, 2018, Marizyme acquired all rights, titles, and interest in the Krillase technology, a group of intangible assets worth $28,600,000. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in wound debridement, would healing, dental care and thrombosis. The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase have not been amortized since the acquisition, as they have not yet been put into operations.

The Company anticipates Krillase being placed into service in 2023. The Company has evaluated this asset for impairment and has determined that due to COVID-19 delaying the next steps for roll out of this technology, along with the associated value of the research and development, the status of the clinical trials, and other pertinent proprietary technology, there is no impairment required.

DuraGraft

As part of Somah acquisition (Note 4), Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology.

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
DuraGraft patent	5,256,000	(471,691)	4,784,309	14,147,729	(589,489)	13,558,240
Distributor relationship	308,000	(35,933)	272,067	-	-	-
IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000	-	-	-
Patents in process	122,745	-	122,745	119,971	-	119,971
Total intangibles	$46,892,745	$(507,624)	$46,385,121	$42,867,700	$(589,489)	$42,278,211

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2019	$28,613,000
Acquired in asset purchase agreement	14,147,729
Additions	106,971
Amortization expense	(589,489)
Balance, December 31, 2020	42,278,211
Acquired in Somah Transaction[1]	4,022,271
Additions	2,775
Amortization expense[1]	81,864
Balance, September 30, 2021	$46,385,121

1	To account for Somah Transaction measurement period adjustments, the Company restated the Quarterly Report on Form 10-Q for the three and six month ended June 30, 2021, originally filed on August 23, 2021. As a result of the restatement, the value of DuraGraft intangibles purchased with the Somah Transaction increased by $4,022,271 and related overestimated amortization of the intangibles decreased by $898,026.

The Company has recorded amortization expense of $108,777 and $326,331 for the three and nine months ended September 30, 2021, respectively and $341,270 for the three and nine months ended September 30, 2020.

Future amortizations for DuraGraft related intangible assets for the next five years will be $435,108 for each year from 2021 through 2026 and $2,880,836 for 2027 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses, summarized by major category, as of September 30, 2021 and December 31, 2020 consists of the following:

	September 30, 2021	December 31, 2020
Trade accounts payable	$1,117,517	$325,830
Accrued expenses	180,846	21,555
Accrued compensation expenses	98,582	130,718
Total accounts payable and accrued expenses	$1,396,945	$478,103

NOTE 9 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On May 27, 2021, the Company entered into a Unit Purchase Agreement (“Unit Purchase Agreement”) to sell up to 4,000,000 units (the ‘Units’) at a price per Unit of $2.50. Each Unit is comprised of (i) a convertible promissory note (the “Convertible Note”) convertible into common stock of the Company at a price per share of $2.50, (ii) a warrant to purchase one share of common stock of the Company (the ‘Class A Warrant’); and (iii) a second warrant to purchase common stock of the Company (the “Class B Warrant”).

In May 2021, the Company issued and sold 29,978 Units at a price of $2.50 per Unit for gross proceeds of $74,945, consisting of Convertible Notes of $74,945, Class A Warrants for the purchase of 29,978 shares of common stock and Class B Warrants for the purchase of 29,978 shares of common stock. The Company incurred related issuance costs of $6,745.

In July 2021, the Company issued and sold 440,000 Units under the Unit Purchase Program for gross proceeds of $1,100,000. The Units included the Convertible Notes for $1,100,000, Class A Warrants for 440,000 shares of common stock and Class B Warrants for 440,000 shares of common stock. The Company incurred related issuance costs of $99,000.

On September 29, 2021, the Company, with the consent of all Unit holders, amended the May 2021 Unit Agreements. By rescinding their investment, the Unit holders agreed to amend the Unit Purchase Agreement resulted in the following changes to the offering:

(i)	Decreased the offering price under the Unit Purchase Agreement from $2.50 per Unit to $2.25 per Unit for all future sales under the Unit Purchase Agreement. No proceeds from the initial investment were returned,
(ii)	Decreased the conversion price from $2.50 per share to $2.25 per share for all current Unit holders and all future investors, and
(iii)	Cancelled all Class A Warrants and Class B Warrants and replaced them with Class C Warrants.

The Company determined that the modifications of Unit Purchase Agreement were not significant enough to be considered substantial, therefore the values of original instruments issued were not adjusted. As a result of this modification, the total of 469,978 Units previously issued were replaced with an aggregate of 522,198 pro-rata Units.

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the convertible notes meet the definition of derivative liabilities and that the detachable warrants issued do not meet the definition of a liability and therefore will be accounted for as an equity instrument.

The initial $571,807 fair value of the warrants and $391,648 fair value of derivative liabilities issued have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

	September 30, 2021	December 31, 2020
Convertible notes issued	$1,174,945	$-
Issuance costs	(105,745)	-
Debt discount	(964,153)	-
Debt accretion	74,410	-
Convertible notes, net of debt discount	$179,457	$-

During the three and nine months ended September 30, 2021, the Company recognized interest and accretion expense of $70,221 and $74,410, respectively (September 30, 2020 - $Nil and $Nil) in the condensed consolidated statements of operations.

Convertible Notes Terms

The Convertible Notes mature in 24 months from the initial closing date and accrue 10% of simple interest per annum on the outstanding principal amount. The Convertible Notes principal and accrued interest can be converted at any time at the option of the holder at a conversion price of $2.25 per share (before the modification - $2.50 per share). In the event the Company consummates, while the Convertible Note is outstanding, an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000 (“Qualified Financing”), then all outstanding principal, together with all unpaid accrued interest under the Convertible Notes, shall automatically convert into shares of the equity financing at the lesser of (i) 75% of the cash price per share paid in the financing and the conversion price of $2.25 per unit. The Convertible Notes are secured by a first priority security interest in all assets of the Company.

Warrants Terms

Class A

●	Exercise price is the lower of (i) $3.13 per share, or (ii) the Automatic Conversion Price (the lesser of (i) 75% of the cash price per share paid by the other purchasers of next round securities in the Qualified Financing and (ii) the Conversion Price ($2.50, subject to Customary Antidilution Adjustments).
●	Exercisable for a period of 5 years from issuance.
●	Warrant Coverage: 100%.

Class B

●	Exercise price is $5.00 per share,
●	Exercisable for a period of 5 years from issuance.
●	Warrant Coverage: 100%.

Class C

●	Exercise price is the lower of (i) $2.25 per share, or (ii) the Automatic Conversion Price (the lesser of (i) 75% of the cash price per share paid by the other purchasers of next round securities in the Qualified Financing and (ii) the Conversion Price ($2.25, subject to Customary Antidilution Adjustments).
●	Exercisable for a period of 5 years from issuance.
●	Warrant Coverage: 200%.

NOTE 10 – STOCKHOLDERS’ EQUITY

a) Preferred stock

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

b) Common stock

The Company is authorized to issue a total number of 75,000,000 shares of common stock with a par value of $0.001.

As of September 30, 2021 and December 31, 2020, there were 35,928,188 shares of common stock issued and outstanding. The company did not issue any common stock during the three and nine months ended September 30, 2021.

c) Options

On January 13, 2021, the Board of Directors approved the Marizyme’s 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to January 13, 2021. The SIP authorized 5,300,000 options for issuance. As of September 30, 2021, there remains 1,527,183 options available for issuance.

During the nine months ended September 30, 2021, the company granted 732,500 (December 31, 2020 – 1,340,000) share purchase options to directors, officers, employees, and consultants of the Company. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	2021	2020
Risk-free interest rate	0.69%	0.93%
Volatility	232.69%	241.88%
Exercise price	$1.25	$1.37
Dividend yield	0%	0%
Forfeiture rate	0%	0%
Expected life (years)	3	10

The Company recognizes forfeitures as they occur.

The summary of option activity for the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2019	2,715,000	$1.50	9.48	$	N/A	[1]
Granted	1,340,000	1.25
Exercised	(254,057)	1.02
Outstanding at December 31, 2020	3,800,943	$1.36	8.82		$123,600
Granted	732,500	1.25
Forfeited	(760,626)	1.25
Outstanding at September 30, 2021	3,772,817	$1.37	8.13		$97,850
Exercisable at September 30, 2021	3,074,476	$1.39	3.77		$97,850

1	Total intrinsic value for stock options outstanding as at December 31, 2019 is not available as it was not disclosed in the previous years filings.

d) Warrants

The warrant activity for the periods presented is as follows:

	Number	Weighted Average Exercise Price
December 30, 2019	113,637	$3.00
Issued on Somah acquisition (Note 4)	3,000,000	5.00
Issued	280,014	1.38
December 30, 2020	3,393,651	$2.13
Issued	1,044,396	2.25
September 30, 2021	4,438,047	$2.16

During the three and nine months ended September 30, 2021, the Company issued the following:

On May 27, 2021, pursuant to the Unit Purchase Agreement (Note 9) the Company issued Class A Warrants for the purchase of 29,978 shares of common stock and Class B Warrants for the purchase of 29,978 shares of common stock. The Class A warrants had a strike price of $3.13 per share and a term of five years. The Class B warrants had a strike price of $5.00 per share and a term of five years.

In July 2021 pursuant to the May Unit Purchase Agreement the Company issued Class A Warrants for 440,000 shares of common stock and Class B Warrants for 440,000 shares of common stock.

On September 29, 2021, pursuant to the modification to the Unit Purchase Agreement as described in Note 9, all Class A and Class B warrants were replaced with an aggregate of 1,044,396 pro-rata Class C warrants. The warrants have a strike price of 2.25 per share and a term of five years. The detachable warrants issued were accounted for as an equity instrument and were ascribed the fair market value of $571,807 using the residual fair value allocation method.

During the year end December 31, 2020, the Company issued the following:

On July 31, 2020, the Company completed the Somah Acquisition (Note 4) whereas 10,000,000 shares of common stock and 3,000,000 warrants were issued. The warrants have a strike price of $5.00 per share and a term of five years. The valuation of the warrants granted was completed in the six months ended June 30, 2021, and the fair market value was determined to be $0.40 per share or $1,200,000.

On September 25, 2020, the Company issued two warrants for services. The warrants were to purchase for 168,008 and 112,006 shares with a strike price of $1.375 and a term of five years. The fair market value was determined to be $0.9062 per share or $152,249 and $101,500, respectively, or $253,749, collectively.

e) Stock-based compensation

During the three and nine month ended September 30, 2021, the Company recorded $64,074 and $593,116, respectively, in non-cash share-based compensation (September 30, 2020 - $1,107,085 and $1,674,200 respectively). Additionally, the Company recognized $33,333 of stock-based compensation on restricted common stock in the nine months ended September 30, 2021.

As of September 30, 2021, the Company had $652,932 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.44 years.

NOTE 11 – RELATED PARTY TRANSACTIONS

As at September 30, 2021, the Company owed an aggregate of $638,530 (December 31, 2020 - $Nil) to related parties of the Company, comprised of the following:

i.	During the three months ended September 30, 2021, the Company entered into a promissory note agreement with a related party of the Company, for the total proceeds of $151,000. The note bears no interest, unsecured, and has no terms of repayment.

ii.	During the nine months ended September 30, 2021, the Company entered into another promissory note agreement with a related party and shareholder of the Company, for the total proceeds of $215,000. The note bears no interest, unsecured, and has no terms of repayment.

iii.	The Company received consulting services from a shareholder and consultant of the Company, and pursuant to the agreement incurred $30,000 and $270,000 in professional expenses in the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020 - $90,000). The related party also incurred $2,530 in administrative and general expenses on behalf of the Company. As at September 30, 2021, the Company owes the related party a total of $272,530 for consulting services and expenses reimbursement (December 31, 2020 – $Nil).

Additionally, as part of the Somah transaction in 2020 (Note 4), the Company recorded a prepaid royalty to the shareholders of Somahlution. The primary beneficial owner is Dr. Vithal Dhaduk, currently the Interim CEO, a director, and significant shareholder of the Company. As at September 30, 2021, the company had $340,969 in prepaid royalties (December 31, 2020 - $344,321) which had been classified as non-current in the condensed consolidation balance sheets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Interim CEO of Marizyme, Dr. Vithal D. Dhaduk, also, a co-founder of Somahlution, LLC (“Dhaduk”), was the subject of a complaint filed in the United States District Court, Middle District of Pennsylvania, Civil Action No. 3:17 cv 02243 in December 2017 by Mukeshkkumar B. Patel (“Patel”), a former business partner of Dhaduk, which complaint made claims of breach of contract, promissory estoppel and unjust enrichment regarding a Memorandum of Understanding, dated July 16, 2015, between Patel and Dhaduk (“MOU”). The MOU provided that Dhaduk would pay Patel $9,450,000 as consideration for Patel’s agreement to, among other things, (i) exit certain legal entities that were purportedly jointly owned by certain affiliates of Dhaduk and Patel, including Somahlution LLC, and (ii) relinquish his ownership interests in such entities. On December 2, 2019, the court granted Patel’s motion for summary judgment on his breach of contract claim.

The complaint was settled between Dhaduk and Patel in the nine months ended September 30, 2021, with no financial impact to the Company.

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022,
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board of Directors on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the nine months ended September 30, 2021, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020 (Note 4), the Company entered into the Agreement with Somah stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. As at September 30, 2021, the Company had not earned any revenues from Krillase and did not have any sales of the DuraGraft products in U.S., therefore no royalties have been accrued or paid in the period.

c.	The Company has entered into arrangements for office and laboratories spaces. As at September 30, 2021, minimum lease payments in relation to lease commitments are payable as described in Note 5.

NOTE 13 - SUBSEQUENT EVENT

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

The acquisition is subject to, among other things, the approval of the Supreme Court of British Columbia, the approval of the NEX board of the TSX Venture Exchange, and requires the approval of at least two-thirds of the votes cast by HLII shareholders at the upcoming annual and special meeting of HLII shareholders. The Transaction is expected to close in December 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the impact of COVID-19, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

OVERVIEW

Marizyme is a multi-technology platform life science company with clinically tested and patented product platforms for myocardial and vein graft preservation, protein enzyme therapeutics for wound healing, thrombosis and pet health. Marizyme is dedicated to the acquisition, development and commercialization of therapies, devices and related products that maintain cellular viability and support metabolism, thereby promoting cellular health and proper function. Our common stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM.” The Company is actively working toward listing its common stock on the NASDAQ Stock Market within the next twelve months from the date of this report. We may also examine our options with respect to listing of our common stock on the New York Stock Exchange (“NYSE”).

Our Products

Krillase - through our acquisition of the Krillase technology from ACB Holding AB in 2018, we purchased a European Union researched and evaluated protease therapeutic platform that has the potential for use in the treatment of chronic wounds and burns, and other clinical applications. Krillase is a drug which has been classified as a Class III medical device in Europe for treating chronic wounds. Krillase, derived from Antarctic krill, shrimp-like crustaceans, is a combination of endo and exopeptidases that safely and efficiently breaks down organic material. The mix of proteinases and peptidases in Krillase helps the Antarctic krill digest and break down its food in the extremely cold Antarctic environment. As a result, this specialized collection of enzymes provides a unique biochemical “cutting” capability. As a “biochemical knife”, Krillase can potentially break down organic matter, such as necrotic tissue, thrombogenic material, and biofilms produced by microorganisms. As such, it may be useful in the mitigation or treatment of multiple disease states in humans. For example, Krillase may dissolve arterial thrombogenic plaque safely and efficiently, promote faster healing and support the grafting of skin for the treatment of chronic wounds and burns, and reduce bacterial biofilms associated with poor oral health in humans and animals.

We have acquired a Krillase-based product pipeline that is focused on developing products that treat several conditions across the critical care market. Itemized below is a breakdown of our projected Krillase development pipeline:

●	MB101 – Therapy for complex wounds and burns,
●	MB102 – Therapy for acute ischemic stroke,
●	MB104 – Therapy for deep vein thrombosis, and
●	MB105 – Therapy for dissolving plaque and biofilms on teeth.

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

As of the date of this filing, the Company continues to evaluate commercial, clinical, research, and regulatory considerations involved in marketing our Krillase-based product line. Our commercial strategy in developing this product line is two-fold:

●	First, leverage and maximize near-term revenue generating opportunities with products for commercial or clinical applications that have low regulatory risk, and
●	Second, develop products for applications of the Krillase platform that address unmet medical needs or address medical market needs better than existing products in the marketplace, in clinical applications that have higher regulatory risk, but significant commercial potential.

We anticipate finalizing our development, operation, and commercial strategy for the Krillase platform by 2022 and expect the first stream of revenue from sale of the product to be generated in 2023.

DuraGraft – through our acquisition of Somah in July 2020, we acquired its key intellectual products, based on its cytoprotective platform technology, to prevent ischemic injury to organs and tissues in grafting and transplantation surgeries. Its products and product candidates, which are referred to as the Somah Products, include DuraGraft, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, thereby reducing the incidence and complications of graft failure and improving clinical outcomes post bypass surgery.

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

The Company is currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Europe, South America, Australia, Africa, the Middle East, and the Far East. As of the date of this filing, the Company anticipates that the submission of a de novo 510k application to the U.S will occur in the second quarter of 2022 and is optimistic that the approval will be granted by the end of 2022.

In anticipation of the filing of the de novo 510k application for DuraGraft, the company plans to submit a pre-submission document to the FDA that describes the strategy for demonstrating the clinical safety and efficacy of the product. FDA application for the use of DuraGraft in CABG procedures is expected to take place in 2022.

DuraGraft commercialization plan with CE Mark and existing distribution partners in select European and Asia countries will begin in Q2 2022, with a targeted approach based on market access, existing KOL’s, clinical data and revenue penetration. The company will also begin the process of developing the US CABG market for DuraGraft with the development of KOL’s, existing publications, select clinical studies, digital marketing, and multiple sales channels.

Key Elements of our Strategy

●	Continue to grow the core of our business through the current market channels for DuraGraft and expand the sale of DuraGraft into additional markets globally as well as explore further use of the cytoprotective platform for new research and clinical applications,
●	Continue the integration of the Somah assets and begin the marketing and distribution of the Somah products in Europe and other global markets, which will allow the Company to continue its growth and international product rollout,
●	Focus our efforts and resources on continuous development, seek regulatory approval and commercialization of DuraGraft and related Somah Products in the United States,
●	Begin to commercialize our Krillase platform through the development of manufacturing and distribution in Europe and South America of a Krillase wound healing product, and
●	Expand our product portfolio through the identification and acquisition of additional life science assets in areas of innovative medicine.

We have incurred losses for each period from our inception. For the nine months ended September 30, 2021 and 2020, our net loss was approximately $5.5 million and $3.0 million, respectively. We expect to incur expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

KEY 2021 HIGHLIGHTS

Acquisition of My Health Logic

On November 1, 2021, Marizyme entered into a definitive arrangement agreement with Health Logic Interactive Inc. (“HLII”) pursuant to which the Company will acquire My Health Logic Inc. (“MHL”), a wholly owned subsidiary of HLII (the “Transaction”).

The Transaction will be effected by way of a plan of arrangement under the Business Corporations Act (British Columbia). In connection with the plan of arrangement, Marizyme will issue an aggregate of 4,600,000 shares of its common stock to HLII, which will be subject to certain terms and restrictions. Upon closing, My Health Logic Inc. will be a wholly owned subsidiary of Marizyme. The transaction is expected to close on or before December 31, 2021.

The acquisition will provide Marizyme with access to consumer-focused handheld point-of-care diagnostic devices that connect to patients’ smartphones and digital continued care platforms, developed by MHL. My Health Logic Inc. plans to use its patent pending lab-on-chip technology to provide rapid results and facilitate the transfer of that data from the diagnostic device to the patient’s smartphone. MHL expects this data collection will allow it to better assess patient risk profiles and provide better patient outcomes. My Health Logic Inc.’s mission is to empower people with the ability to get early detection anytime, anywhere with actionable digital management for chronic kidney disease.

With the completion of the transaction, the Company will acquire MHL’s digital diagnostic device MATLOC1. MATLOC 1 is the proprietary diagnostic platform technology in development for the testing of different biomarkers, with a current focus on the urine-based biomarkers albumin and creatinine for chronic kidney disease screening and eventual diagnosis. The Company anticipates MATLOC 1 device will be submitted for FDA approval in late 2022 and the management is optimistic that the approval will be received by mid-2023.

Financing

In May 2021, the Company began its offering in a private placement under Rule 506 of Regulation D under the Securities Act up to 4,000,000 units (the “Offering”), comprised of a convertible notes and warrants, with the intent to raise up to $10,000,000 on a rolling basis. The certain terms and conditions of the Offering were amended in September 2021. For the nine-month period ended September 30, 2021, the Company sold and issued an aggregate of 522,198 Units for the total proceeds of $1,060,949. The proceeds from the offering will be used to sustain the Company’s growth and meet its capital obligations.

Operational

During the nine months ended September 30, 2021, Marizyme has been undergoing a corporate restructuring, whereby the key officers, directors, and management team has changed in order to accelerate Company’s progress toward meeting its key objectives and deliver on its strategy. After the closure and completion of MHL transaction, the Company anticipates more changes to its key management team to further streamline and improve the overall performance of the Company.

FINANCIAL OPERATIONS REVIEW

Component of Results of Operations

Revenue

Revenue represents gross product sales less service fees and product returns. For our Distribution Partner channel, we recognize revenue for product sales at the time of delivery of the product to our Distribution Partner. As our products have an expiration date, if a product expires, we will replace the product at no charge. Currently, all of our revenue is generated from the sale of DuraGraft in European and Asian markets where the product met the required regulatory approvals.

Direct Costs of Revenue

Direct costs of revenue include primarily product costs, which include all costs directly related to the purchase of raw materials, charges from our contract manufacturing organizations, and manufacturing overhead costs, as well as shipping and distribution charges. Direct costs of revenue also include losses from excess, slow-moving or obsolete inventory and inventory purchase commitments, if any.

Professional Fees

Professional fees include legal fees relating to intellectual property development and corporate matters, and consulting fees for accounting, finance, and valuation services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements.

Salaries and Stock-Based Compensation

Salaries consists of compensation and related personnel costs. Stock-based compensation represents the fair value of equity-settled share awards on stock options granted by the Company to its employees, officers, directors, and consultants. The fair value of awards is calculated using the Black-Scholes option pricing model, which considers the following factors: exercise price, current market price of the underlying shares, expected life, risk-free interest rate, expected volatility, dividend yield, and forfeiture rate.

Other General and Administrative Expenses

Other general and administrative expenses consist principally of marketing and selling expenses, facility costs, administrative and office expenses, director and officer insurance premiums, and investor relations costs associated with operating a public company.

Other Income and Expenses

Other income and expenses consists of mark to market adjustments on contingent liabilities assumed on the acquisition of Somah and interest and accretion expenses related to our convertible notes issued pursuant to the Unit Purchase Agreement.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

Revenue	$271,952	$124,985	$146,967

Operating expenses:
Direct costs of revenue	168,419	25,714	142,705
Professional fees	1,808,093	494,295	1,313,798
Salary expenses	2,478,357	433,318	2,045,039
Stock-based compensation	626,449	1,674,200	(1,047,751)
Other general and administrative expenses	1,071,017	468,782	602,235
Total operating expenses	6,152,335	3,096,309	3,056,026
Total operating loss	$(5,880,383)	$(2,971,324)	$(2,909,059)
Other income (expenses):
Interest and accretion expenses	(74,410)	-	(74,410)
Change in fair value of contingent liabilities	472,000	-	472,000
Net loss	$(5,482,793)	$(2,971,324)	$(2,511,469)

Revenue

We recognized revenue of $0.27 million for the nine months ended September 30, 2021 compared to $0.12 million for the nine months ended September 30, 2020. The increase in revenue over the comparative period can be primarily attributed to the growing sales of DuraGraft, which was acquired as part of the Somah Transaction.

Direct Costs of Revenue

During the nine months ended September 30, 2021, we incurred $0.17 million in direct costs of revenue, representing increase of $0.15 million if compared to $0.03 million of the direct cost of revenue incurred during the nine months ended September 30, 2020. Cost of sales grew at a higher rate if compared to the revenue growth, predominantly due to shortage of the raw materials as a result of COVID-19 pandemic which directly impacted the costs of finding, securing, and acquiring alternative high-quality materials.

Professional Fees

Professional fees increased by $1.3 million or 266% to $1.81 million for the period ended September 30, 2021, compared to $0.49 million for the period ended September 30, 2020. The Company has undergone a number of corporate transactions, including acquisition of the Somah entities and a corporate restructuring, which resulted in legal fees increasing significantly period over period. The increase in professional fees was also a result of the Company’s preparations for the FDA approval and other advancement and development of intellectual property. Additionally, Marizyme relied on number of external consulting firms to oversee multiple facets of the business, including finance and accounting functions of the Company. In the nine months ended September 30, 2021, Marizyme has also initiated the public offering transaction, which further contributed to the professional fees increase in the period.

Salary Expenses

Salary expenses for the period ended September 30, 2021, were $2.48 million, a $2.05 million or 472% increase from the comparative period. The increase in the salary cost is attributable to the restructuring and growth of the organization as the Company continues to expand into the new markets and working towards commercialization of the DuraGraft in the United States.

Other General and Administrative Expenses

Other general and administrative expenses increased $0.6 million or 128% to $1.07 million in the nine months ended September 30, 2021. The increase was due to the Company’s restructuring, growth, and increased marketing and public relations expenses associated with product branding and costs attributed to running a public company. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income and Expenses

During the nine months ended September 30, 2021, the Company conducted the Offering, which included multiple closings in tranches on a rolling basis. The interest and accretion costs associated with convertible notes issued at discount as part of the Offering agreements.

Additionally, the company recognized $0.47 million of fair value gain from mark to market adjustments on the contingent liabilities assumed on the acquisition of Somah.

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

Revenue	$37,215	$124,985	$(87,770)

Operating expenses:
Direct costs of revenue	18,356	25,714	(7,358)
Professional fees	556,254	170,753	385,501
Salary expenses	617,826	433,318	184,508
Stock-based compensation	64,074	1,107,085	(1,043,011)
Other general and administrative expenses	536,483	453,158	83,325
Total operating expenses	1,792,993	2,190,028	(397,035)
Total operating loss	$(1,755,778)	$(2,065,043)	$309,265
Other income (expenses):
Interest and accretion expenses	(70,221)	-	(70,221)
Change in fair value of contingent liabilities	194,000	-	-
Net loss	$(1,631,999)	$(2,065,043)	$239,044

Revenue and Direct Cost of Revenue

We recognized revenue of $0.04 million for the three months ended September 30, 2021 compared to $0.12 million for the three months ended September 30, 2020, which represents a 70% decrease period over period. During the three months ended September 30, 2021, we incurred $0.02 million in direct costs of revenue, representing a decrease of 29% if compared to $0.03 million in the direct cost of revenue incurred during the three months ended September 30, 2020.

COVID-19 pandemic resulted in shortage of the raw materials and interruptions in global supply chains. Additionally, during 2021, Marizyme’s business partners were focused on addressing specific manufacturing needs of the U.S. government in battling COVID-19 pandemic. Moreover, during 2021, demand for elective surgeries have decreased due to overloaded medical systems and potential risks related to patients’ recovery during the pandemic. All of these factors have negatively impacted the Company’s revenue and direct costs of sales for the three months ended September 30, 2021.

Professional Fees

Professional fees increased by $0.39 million to $0.56 million for the three months ended September 30, 2021 compared to $0.17 million for the three months ended September 30, 2020. The increase in professional fees period over period relates to due diligence process associated with My Health Logic Inc.’s acquisition and finalizing of the valuation process of assets acquired and liabilities assumed on completion of the Somah Transaction.

Salary Expenses

Salary expenses for the three months ended September 30, 2021, were $0.62 million, a $0.18 million or 43% increase from the comparative period. The increase in the salary cost is attributable to the growth of the organization as the Company continues to expand into the new markets and works towards commercialization of the DuraGraft in the United States.

Other General and Administrative Expenses

Other general and administrative expenses increased $0.08 million or 18% to $0.5 million in the three months ended September 30, 2021. The increase was predominantly due to the legal, regulatory, and due diligence efforts related to the acquisition of My Health Logic Inc.

Other Income and Expenses

During the three months ended September 30, 2021, the Company completed its second and the biggest tranche of the Offering and issued the highest amount of the convertible notes to date. The interest and accretion costs associated with convertible notes issued at discount as part of the Offering agreements.

During the three months ended September 30, 2021, the company recognized $0.19 million of fair value gain from mark to market adjustments on the contingent liabilities assumed on the acquisition of Somah

LIQUIDUTY AND CAPITAL RESOURCES

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash and cash equivalents of $16,673.

The Offering

In May of 2021, Marizyme’s Board of Directors, authorized the Company to initiate the Offering and sell up to 4,000,000 units (the “Units”) at a price per Unit of $2.50. Each Unit was comprised of (i) a convertible promissory note convertible into common stock of the Company at an initial price per share of $2.50, (ii) a warrant to purchase one share of common stock of the Company (the ‘Class A Warrant’); and (iii) a second warrant to purchase a share of common stock of the Company (the “Class B Warrant”).

In the nine months ended September 2021, the Company issued an aggregate of 469,978 Units in connection with the Offering, for the total proceeds of $1,060,949.

On September 29, 2021, the Company, with the consent of all Unit holders, amended the May 2021 Unit Agreements. By rescinding their investment, the Unit holders agreed to amend the Unit Purchase Agreement resulted in the following changes to the offering:

(iv)	Decreased the offering price under the Unit Purchase Agreement from $2.50 per Unit to $2.25 per Unit for all future sales under the Unit Purchase Agreement. No proceeds from the initial investment were returned,
(v)	Decreased the conversion price from $2.50 per share to $2.25 per share for all current Unit holders and all future investors, and
(vi)	Cancelled all Class A Warrants and Class B Warrants and replaced them with Class C Warrants.

The Company determined that the modifications of the Unit Purchase Agreement were not significant enough to be considered substantial, therefore the values of original instruments issued were not adjusted. As a result of this modification, the total of 469,978 Units previously issued were replaced with an aggregate of 522,198 pro-rata Units.

The Company intends to raise up to $10,000,000 on a rolling basis. The proceeds from the offering will be used to sustain the Company’s growth and meet its capital obligations.

Funding Requirements and Other Liquidity Matters

Marizyme expects to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

●	Increase our expertise and knowledge through hiring and retaining qualified operational, financial and management personnel, who will build efficient infrastructure to support development and commercialization of therapies and devices,
●	Expand our product portfolio through the identification and acquisition of additional life science assets, and
●	Seek to increase awareness about our products to boost sales and distributions internationally.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, the Company will continue to have to raise funds beyond its current working capital balance in order to finance future development of products, potential acquisitions, and meet its debt obligations until such time as future profitable revenues are achieved.

We expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, and collaborations arrangements or acquisitions. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development or acquisition of product.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Impact of the Coronavirus

On January 30, 2020, the World Health Organization (“WHO”), announced a global health emergency because of a new strain of coronavirus, COVID-19 and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has affected the United States and global economies and may affect our prospective current and future revenues, and our operations and those of third parties with whom we might interact, including by causing disruptions in the development of our product candidates, product marketing efforts and the conduct of current and expected future clinical trials.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by/(used in):
Operating activities	$(4,313,038)	$(948,305)	$(3,364,733)
Investing activities	-	(130,333)	130,333
Financing activities	1,426,949	6,275,064	(4,848,115)
Net increase/(decrease) in cash	$(2,886,089)	$5,196,426	$(8,082,515)

Operating Activities

Net cash used in operating activities was approximately $4.3 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 was due to approximately $1.8 million spent on professional fees and $2.5 million spent on salaries and related compensation expenses. The net change in operating assets and liabilities primarily related to a $1.0 million increase in accounts payable, accrued expenses, and amounts due to related parties in support of the growth of our operating activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was due to $0.4 million of money obtained from the issuance of promissory notes to related parties of the Company and $1.1 million of proceeds received from the Unit issuances pursuant to the Unit Purchase Agreement.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K.

Royalties and Other Commitments

Upon receiving the FDA approval for the DuraGraft and other key intellectual products, the Company:

●	Will pay royalties on net sales of all products obtained through acquisition of Somah’s assets,
●	Issue performance warrants with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval, and
●	Upon liquidation of all or substantially all of the assets relating to the Somah products, we will pay 15% of the net sale proceeds up to a maximum of $20 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our 2020 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2021.

Other Company Information

JOBS Act

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we can, and intend to, take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

OFF-BALANCE SHEET ARRANGEMENTS

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. Our long-term debt bears interest at a fixed rate. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes and we do not consider the effects of interest rate movements to be a material risk to our financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We evaluated the effectiveness of our internal controls over financial reporting as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report, with the participation, and under the supervision, of our management, including our Interim Chief Executive Officer and Vice President of Finance. Based upon this evaluation, our Interim Chief Executive Officer and VP Finance concluded that as of September 30, 2021, our internal controls over financial reporting were ineffective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis.

Specifically, during the period ended September 30, 2021:

●	Marizyme did not have appropriate number of independent directors on its Board of Directors,
●	Marizyme had a shortage of in-house personnel with appropriate level of technical knowledge required to identify and address certain complex or non-routine transactions and related reporting issues. Management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of material, complex and non-routine transactions,
●	The shortage of in-house finance personnel resulted in inappropriate segregation of duties, and
●	Insufficient documentation of written policies and procedures over internal controls over financial reporting, transaction processing, and period end closing procedures.

We are taking steps to remediate the material weakness identified by:

●	Attracting and retaining independent directors to add to the Board of Directors and establish an Audit Committee comprised of the independent directors.
●	Attracting, retaining, and enabling external or internal top talent in accounting and finance functions to properly segregate duties and to ensure timely and accurate preparation of the financial statements.
●	Developing, documenting, and maintaining adequate written accounting policies and procedures.

We believe these measures will remediate the material weakness in internal control over financial reporting described above by the second quarter of 2022.

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediation the material weakness but due to the corporate restructuring and multiple changes to our officers and management team, no significant steps have been taken to remediate the material deficiency in our internal controls over financial reporting during the nine months ended September 30, 2021.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ended September 30, 2021, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report of Form 8-K and we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 6, 2021, the Company’s Board of Directors appointed Dr. Vithal Dhaduk as Interim Chief Executive Officer. He will retain his position as Chairman of the Board of Directors.

On July 12, 2021, in connection with the termination of his consulting agreement, Bruce Harmon resigned as the Chief Financial Officer of Marizyme.

On November 10, 2021, the Board of Directors appointed David Barthel as Chief Executive Officer of Marizyme. Dr. Vithalbhai Dhaduk, the former Interim Chief Executive Officer, resigned from this position on November 10, 2021 and remains Chairman of the Board.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
2.1	Signing of Definitive Agreement with Health Logic (filed as an exhibit 2.1 to Form 8-K filed on November 05, 2021)

3.1.1	Articles of Incorporation (filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (filed as an exhibit to Form 10-K filed July 16, 2012)

3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (filed as an exhibit to Form 10-K/A filed July 15, 2011)

3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (filed as an exhibit to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.2	Bylaws (Filed as an exhibit to Form SB-2 (File No: 333-146748) filed January 14, 2008)

4.1	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

4.2	Form of Incentive Stock Option Agreement (filed as an exhibit to Form 10-Q filed on November 13, 2019)

10.1	Form of Subscription Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.1.1	Appointment of David Barthel as the new CEO (filed as an exhibit 10.1 to Form 8-K filed on November 16, 2021)

10.2	Form of Registration Rights Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

10.3	Employment Agreement dated November 1, 2020 with Dr. Neil J. Campbell (filed as an exhibit to Form 8-K filed on November 6, 2020)

10.4	Indemnification Agreement dated November 1, 2020 with James Sapirstein (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.5	Indemnification Agreement dated November 1, 2020 with Terry Brostowin (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.6	Indemnification Agreement dated November 1, 2020 with Bruce Harmon (filed as an exhibit to Form 10-K filed on April 15, 2021)

10.7	Form of Unit Purchase Agreement, dated May 2021 (filed as an exhibit to Form 10-Q filed on August 23, 2021)

10.71	Form of 10% Secured Convertible Promissory Note Agreement (filed as an exhibit to Form 10-Q filed on August 23, 2021)

10.72	Form of Class A Common Stock Purchase Warrant (filed as an exhibit to Form 10-Q filed on August 23, 2021)

10.73	Form of Class B Common Stock Purchase Warrant (filed as an exhibit to Form 10-Q filed on August 23, 2021)

10.74	Form of Placement Agency Agreement (filed as an exhibit to Form 10-Q filed on August 23, 2021)

10.75	Form of Placement Agent Warrant Agreement (filed as an exhibit to Form 10-Q filed on August 23, 2021)

31.1	Certification of Principal Executive Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIZYME, INC.
(Registrant)
Date: November 22, 2021
	By:	/s/ David Barthel
David Barthel
Chief Executive Officer
(Principal Executive and Accounting and Financial Officer)

