Form 10-K
period 2021-12-31
MARIZYME INC
filed 2022-03-31
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-53223

MARIZYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5464863
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

555 Heritage Drive, Suite 205, Jupiter, FL	33458
(Address of Principal Executive Offices)	(Zip Code)

(561) 935-9955

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,543,150, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $1.40. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 40,828,188 as of March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MARIZYME, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2021

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	results and timing of our clinical trials and planned clinical trials;
●	the timing of, and outcome of, regulatory approvals needed to market and commercialize our products;
●	our goals and strategies;
●	our future business development, financial condition and results of operations;
●	expected changes in our revenue, costs or expenditures;
●	growth of and competition trends in our industry;
●	our expectations regarding demand for, and market acceptance of, our products;
●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;
●	our expectation regarding the use of proceeds from our anticipated public offering;
●	fluctuations in general economic and business conditions in the markets in which we operate; and
●	relevant government policies and regulations relating to our industry.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, “we,” “us,” “our,” “our company”, “Marizyme” and similar references refer to Marizyme, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Somahlution, Inc., a Delaware corporation, Somaceutica, Inc., a Florida corporation, Marizyme Sciences, Inc., a Florida corporation, and My Health Logic Inc., a corporation incorporated pursuant to the laws of the Province of Alberta, Canada, and (ii) the term “common stock” refers to the common stock, par value $0.001 per share, of Marizyme, Inc., a Nevada corporation. The financial information included herein is presented in United States dollars, or U.S. Dollars, the functional currency of our company.

ITEM 1. BUSINESS

Company Overview

Marizyme is a multi-technology life science company dedicated to the accelerated development and commercialization of medical technologies that promote patient health.

Currently, we are focused on developing three medical technology platforms – DuraGraft, MATLOC and Krillase – each of which is clinically tested and backed by a portfolio of patented or patent-pending assets. DuraGraft is a single-use intraoperative vascular graft treatment that protects against ischemic injury and reduces the incidence and complications of graft failure, therefore maintaining endothelial function and structure while improving clinical outcomes. MATLOC is a point-of-care, lab-on-chip digital screening and diagnostic device platform, initially being developed for quantitative chronic kidney disease (“CKD”) assessment. Our Krillase protein enzyme provides therapeutics for wound healing, thrombosis, and pet health.

Our three medical technologies - DuraGraft, MATLOC and Krillase - are expected to serve an immediate and large market need in several areas, including, cardiac surgery, CKD, and pet health. We are currently preparing DuraGraft, our endothelial damage inhibitor (“EDI”), and MATLOC 1, our CKD screening and monitoring device, for the U.S. Food and Drug Administration (“FDA”) De Novo classification process and 510(k) application, respectively. We filed a pre-submission letter for DuraGraft with the FDA in November 2021, and we expect to submit the DuraGraft De Novo request to the FDA later this year. Once we file with the FDA, we expect to receive approval for the DuraGraft De Novo request later in 2022 and approval for the MATLOC 1 510(k) application sometime in 2023. Upon receiving FDA approvals, which we anticipate but cannot guarantee, we expect to quickly commercialize these two products and build revenue rapidly utilizing multiple strategic partners and revenue channels. Concurrently, our Krillase development team is planning an animal clinical study, to be conducted in 2022, which we expect will facilitate our entry into the pet health market and generate revenue through the sale of Krillase-based canine dental hygiene products. Following our introduction of Krillase into the pet health market, we plan to file an application with the FDA for the approval of Krillase for human use. With our DuraGraft, MATLOC and Krillase platforms, we have the potential for bringing three FDA-approved products to market.

For 2022, our primary business priority is achieving FDA approval of DuraGraft as a medical device for coronary bypass artery graft, or CBAG, procedures, through the De Novo classification request process. Following FDA approval of DuraGraft, which we anticipate but cannot guarantee, we expect to begin to distribute and sell DuraGraft in the United States through the efforts of a strategic partner. If we are not able to find an appropriate strategic partner, we will have to build our own marketing and sales capabilities at a significant cost to us and with no guarantee of success. DuraGraft first received its CE marking in August 2014. CE marking signifies that DuraGraft may be sold in the European Economic Area, or EEA, and DuraGraft has therefore been assessed as meeting EEA safety, health, and environmental protection requirements. We will continue marketing efforts in Europe and in other countries that accept CE marking. In addition, we intend to fully develop and market DuraGraft in the U.S. for fat grafting procedures in plastic surgery procedures.

In 2022, we also intend to prioritize the advancement of our MATLOC 1 CKD point-of-care device through the completion of a clinical trial followed by the filing of an FDA 510(k) application, which we expect the FDA to approve by the end of 2023. We will concurrently be advancing our Krillase technology through a planned animal study with the objective of generating revenue in the pet health market.

As we achieve FDA approvals, we intend to prioritize the commercialization of our DuraGraft, MATLOC and Krillase platform products through multiple distribution and marketing channels in the U.S. We expect that once we enter the commercialization phase, we will be able to rapidly generate revenue growth. Additionally, in the near term we expect to generate revenue from the sale of DuraGraft through the expansion of our international marketing efforts by our distribution partners.

Our Corporate History and Structure

We are a Nevada corporation originally incorporated on March 20, 2007. From 2007 to early 2018, we operated under a number of different names with different management teams and in different industries. We changed our name to Marizyme, Inc. on March 21, 2018, to reflect our new life science focus, and at that time we also changed our common stock ticker symbol to “MRZM.”

In the second half of 2018, we acquired the Krillase platform from ACB Holding AB; in the second half of 2020, we acquired from Somahlution LLC and its related companies (“Somahlution”), all of the assets of Somahlution (“the Somahlution Assets”), including DuraGraft; and in December 2021, we acquired My Health Logic Inc. (“My Health Logic”), from Health Logic Interactive Inc. (“HLII”). In connection with our My Health Logic acquisition, David Barthel, former chief executive officer of HLII and My Health Logic, became our Chief Executive Officer and a member of our board of directors; George Kovalyov, previously the chief operating officer and a director of HLII, became our Chief Financial Officer; and Harrison Ross, previously the Chief Financial Officer of HLII, became our Vice President of Finance.

Our Products

DuraGraft®

Through our acquisition of the Somahlution Assets in July 2020, we acquired key intellectual products based on a patent protected cytoprotective platform technology designed to reduce ischemic injury to organs and tissues in grafting and transplantation surgeries. These assets include DuraGraft, a one-time intraoperative vascular graft treatment, that is able to protect endothelial cells from ischemic damage and reperfusion injury, and reduce complications associated with Vein Graft Failure, or VGF, post-CABG, thereby reducing major adverse cardiac events such as repeat revascularization and myocardial infarction, reducing incidence and complications of graft failure, and improving clinical outcomes.

DuraGraft is an endothelial damage inhibitor, or EDI, indicated for cardiac bypass, peripheral bypass, and other vascular surgeries. It carries CE marking and is approved for marketing in 18 countries worldwide on three continents including, but not limited to, the European Union countries, such as Spain, Austria, and Germany, Switzerland, Philippines, Chile, and Turkey. Somahlution had also been focused on developing products to mitigate the effects of ischemia reperfusion injury in other grafting and transplantation surgeries and other indications in which ischemic injury can cause disease. Now, under our ownership, multiple products derived from the cytoprotective platform technology for several indications are under various stages of development.

According to market analysis reports, the size of the coronary artery bypass graft (“CABG”) procedures market globally was approximately $16.7 billion as of 2020 (Expert Markets Research, 2020). This market is forecast to increase at a compound annual growth rate (“CAGR”) of 2.5% between 2021 and 2026 (Expert Markets Research, 2020). Globally, it is estimated that approximately 800,000 CABG procedures are performed each year (Grand View Research, March 2017), with procedures performed in the U.S. being a substantial percentage of the total global procedures performed. In the U.S., it is estimated that approximately 340,000 CABG surgeries are performed each year. The number of CABG procedures performed is predicted to decline at a rate of approximately 0.8% per year to less than 330,000 annually by 2026, primarily due to medical and technological advances in the use of percutaneous coronary intervention, also known as “angioplasty” (idata Research, September 2018).

In 2020, the U.S. peripheral vascular device market size was valued at $7.1 billion, with over 8.26 million peripheral vascular procedures performed each year with an expected market size of $10.4 billion by 2026. The vascular device market size globally was valued at $11.9 billion in 2020 with more than 16 million yearly peripheral vascular procedures performed. The market size is expected to increase at a CAGR of 5.2% and reach $16.9 billion in 2026. (idata Research, 2020).

For 2022, our main business priority is receiving FDA approval of DuraGraft for CABG procedures through a De Novo classification request. We also plan to finalize the development of fat grafting procedures using DuraGraft for plastic surgery procedures in the U.S. It is reported that 22.4 million such surgeries take place annually in the U.S. (American Society of Plastic Surgeons, 2020).

Following the FDA approval of DuraGraft, which we expect to obtain in 2023, we will seek to commercialize DuraGraft in the U.S. through the assistance of a strategic partner who will be responsible for marketing and sales. We will continue our DuraGraft marketing efforts in Europe relying on our DuraGraft CE marking and our distribution partners. We also intend to develop additional applications for the U.S. marketplace including, but not limited to, fat grafting for plastic surgery. The CE marking signifies that DuraGraft may be sold in the EEA and that DuraGraft has been assessed as meeting safety, health, and environmental protection requirements. We intend to strive for rapid revenue growth using multiple strategic partners and revenue channels. We expect that we will market DuraGraft internationally, through multiple distribution partners with a focus on sales to cardiac surgeons and cardiologists. We are currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Spain, Austria, Switzerland, Philippines, Germany, Chile, and Turkey. In the U.S., we intend to enter into a commercialization arrangement with a strategic partner who will be responsible for the marketing and sales of DuraGraft. If we are not able to find an appropriate strategic partner, we will have to build our own marketing and sales capabilities which we expect would be time consuming and costly.

MATLOC 1

On December 22, 2021, we acquired My Health Logic, its lab-on-chip technology platform and its patient-centric, digital point-of-care screening device, MATLOC 1.

The excitement over microfluidics, also known as lab-on-a-chip technology, lies in its potential for producing revolutionary, timely, accessible, and practical point-of-care devices; devices that are patient-centric (one-to-many, rather than doctor centric, one-to-one) and support self-care and independence. Microfluidics is a technology for analyzing small volumes of fluids, with the potential to miniaturize complex laboratory procedures onto a small microchip, hence the term “lab-on-chip”.

Marizyme’s lab-on-chip technology is currently being developed for screening and diagnosis related to the three leading biomarkers for chronic kidney disease, a disease estimated to affect 37 million Americans – or one out of every seven people (National Kidney Foundation, 2019). If left untreated, many patients will advance to end stage renal disease (ESRD), often leading to kidney transplant, renal failure, or dialysis. Since 90% of those with CKD do not know they have it, the risk of progression in the disease is high and this creates massive burdens for CKD patients and healthcare systems (National Kidney Foundation, 2019). CKD and ESRD costs the U.S. public healthcare systems hundreds of billions of dollars a year. In 2018 Medicare alone spent $130 billion on CKD and ESRD-related costs (National Kidney Foundation, 2019). With the increase of diabetics and hypertension cases in the U.S., which make up roughly two-thirds of all CKD patients (National Kidney Foundation, 2022), CKD related healthcare costs are expected to increase significantly. Compounding this development is the fact that less than 50% of diabetic patients, the highest at-risk group, are annually screened or tested for CKD (Mayo Clinic Proceedings, 2021). This creates an unmet need for point-of-care technologies that facilitate CKD screening and diagnosis, which further facilitates earlier screening and diagnosis and detection to slow down or eliminate the CKD progression. By combining the lab-on-chip technology with Marizyme’s MATLOC 1 device, we will be able to quantitatively read the two urine biomarkers, albumin and creatine, necessary for effective CKD screening at point-of-care with results available instantly on a patient’s smartphone.

MATLOC 2, the Company’s next-generation point-of-care device in development, is designed to provide a fully integrated, quantitative diagnostic assessment of estimated glomerular filtration rate (“eGFR”), using a blood-based biomarker. eGFR is a key measure of kidney function health and/or stage of kidney disease and our MATLOC 2 device is designed to provide a fully integrated, complete diagnostic assessment for CKD, potentially eliminating the need for lab visits and in-person assessment.

The COVID-19 pandemic has massively accelerated the ongoing transformation in healthcare. Connected consumer electronic devices are enabling 24/7 home-based digital healthcare. We believe that consumers have the desire and are now becoming empowered to manage their own healthcare and that they will seek to utilize our point-of-care MATLOC 1 device.

With our MATLOC devices in development, we are striving to achieve earlier detection and slowing of the progression of CKD, allowing patients and healthcare systems to reduce the enormous costs of kidney failure, transplant, and/or dialysis. After completing the technology for CKD assessment, we plan to explore the commercial potential of other biomarkers for chronic diseases to be measured at point-of-care.

We are currently preparing our MATLOC 1 device for the FDA submission process with approval anticipated by the end of 2023. More specifically, we expect to continue the advancement of MATLOC 1 through the conclusion of a clinical trial in 2022 followed by the filing with the FDA of a 510(k) notification and an expected FDA clearance of a 510(k) application by the end of 2023. Upon FDA approval, we will seek rapid revenue growth using multiple strategic partners and revenue channels.

MATLOC 1, upon FDA approval in the United States, is expected to be marketed and sold through an experienced medical device distribution partner network with a focus on nephrologists in hospitals, ambulatory surgery centers and private practices, to better assess patients and slow the progression of CKD.

Krillase

Through our acquisition of ACB Holding AB in 2018, we acquired the Krillase technology, a European Union researched and evaluated protease therapeutic platform that has the potential for use in the treatment of chronic wounds and burns, and other clinical applications.

Krillase, derived from Antarctic krill, shrimp-like crustaceans, is a combination of endo- and exopeptidases that safely and efficiently breaks down organic material. As a “biochemical knife,” Krillase can potentially break down organic matter, such as necrotic tissue, thrombogenic material, and biofilms produced by microorganisms. As such, it may be useful in the mitigation or treatment of multiple disease states in humans. For example, Krillase may dissolve arterial thrombogenic plaque safely and efficiently, promote faster healing, support the grafting of skin for the treatment of chronic wounds and burns, and reduce bacterial biofilms associated with poor oral health in humans and animals.

We are focused on developing a Krillase-based product pipeline to address several conditions across the critical care market, including therapies for treating complex wounds and burns, acute ischemic stroke, deep vein thrombosis, and for dissolving plaque and biofilms on teeth.

In addition, our Krillase platform team is planning a pet health study for later in 2022. We expect the results of this study will enable us to introduce our Krillase products into the pet health market in the United States. We believe that the U.S. pet health market presents a substantial opportunity for the marketing of our Krillase products. We expect to establish the first stream of revenue from the sale of Krillase-based pet health products in 2023.

Our strategic plan for Krillase is to first, leverage and maximize near-term revenue generating opportunities with Krillase products for commercial or clinical applications with low regulatory risk, such as in the pet health market, and second, develop products for applications of the Krillase platform that address unmet medical needs or address medical market needs better than existing products in the marketplace, in clinical applications with higher regulatory risk but significant commercial potential.

Our Competitive Strengths

We believe that the following competitive strengths will enable us to compete effectively:

●	Superior, first-in-class vascular surgery graft solution. Management believes that the DuraGraft platform provides a significant and substantial competitive advantage. Having received CE marking in Europe, DuraGraft is a “first-in-class” product, certified for sale in Europe for vein graft preservation.

●	Early detection at point-of-care. Through our MATLOC platform, we plan to provide the ability to quantitatively screen and diagnose for CKD at point-of-care. The lab-on-chip technology’s low limit of detection and sensitivity enable earlier screening and diagnosis of CKD while the point-of-care capabilities of the MATLOC device(s) allow for testing outside of a lab setting.

●	Superior wound-healing method. Our Krillase platform provides a significant and substantial competitive advantage as clinical studies in Europe have shown Krillase to achieve superior wound-healing effects in treatment of necrotic leg ulcers.

Our Growth Strategies

We will strive to grow our business by pursuing the following key growth strategies:

●	Commercialize DuraGraft and related products.
●	Commercialize MATLOC 1 and related products.
●	Commercialize Krillase and related products.
●	Acquire more life science assets.

The strategic plans described above will require capital. We expect to raise a substantial portion of the required capital in our planned future offerings. There can be no assurances, however, that we will be able to raise the capital that we need to execute our plans or that capital, whether through securities offerings, either private or public, will be available to us on acceptable terms, if at all. An inability to raise sufficient funds could cause us to scale back our development and growth plans or discontinue them altogether.

COVID-19 Pandemic

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world and every state in the United States. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. As a result, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, including such authorities in Europe, which could result in delays of reviews and approvals. While there have been no specific notices of delay from federal or foreign government authorities, potential interruptions, delays, or changes to the operations of the FDA, or of any foreign authority with which we might interact, might impact the approval of any applications we plan and will need to file in the future.

In addition, we are dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill our orders is critical to our business success. The COVID-19 pandemic has impacted and may continue to impact certain of our manufacturers and suppliers. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results.

The global deterioration in economic conditions may have an adverse impact on discretionary consumer spending in markets that we plan to market our medical devices, such as our pet health products, which could also impact our business and demand for our medical devices. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer behaviors as a result of the pandemic may therefore have a material impact on our expected future revenue.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

If the COVID-19 pandemic does not continue to slow and the spread of COVID-19 is not contained, our business operations, including those of contract manufacturers, could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us or our subcontractors to make further adjustments to our operations in order to comply with any such restrictions. We or our subcontractors may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees or employees of our subcontractors were to be tested positive for having COVID-19, which could require quarantine of some or all such employees or closure of our or their facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, the emergence of new strains of the virus and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

We have not developed a COVID-19 contingency plan to address the potential challenges and risks presented by this pandemic. If we were to prepare such a plan, there could be no assurance that it would be effective in mitigating the effects of the COVID-19 virus.

For a further discussion of the impact of the COVID-19 pandemic on our business, please see “Risk Factors – The COVID-19 pandemic could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.”

Corporate Information

Our principal executive office is located at 555 Heritage Drive, Suite 205, Jupiter, Florida 33458 and our telephone number is (561) 935-9955. We maintain a website at www.marizyme.com. Our filings with the Securities and Exchange Commission, or the “SEC” are available for inspection through the SEC’s website at http://www.sec.gov.

Competition

Competition in the medical device and life science industries is intense. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in medical device development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry, we must identify novel and unique medical devices or methods of treatment and then complete the development of those medical devices as treatments.

The medical devices that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of medical devices that target the same conditions that we are targeting, and other companies have existing products or medical devices in various stages of pre-clinical or clinical development.

Intellectual Property

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We own, through the acquisitions of MATLOC, Krillase, DuraGraft, and other assets, various patents, trademarks and other intangibles.

Patent Portfolio

Upon our acquisition of the Somahlution Assets, we acquired all of the Somahlution intellectual property relating to the Somahlution products, including patents rights and trademarks relating to DuraGraft. In addition, prior to the closing of the acquisition of the Somahlution Assets, in certain countries, we paid the costs relating to the filing and registration of patent applications and we were granted ownership rights to DuraGraft patents issued in those countries.

As a result of the My Health Logic acquisition, we acquired all of My Health Logic’s intellectual property, including patents rights and trademarks relating to the MATLOC platform and products. In addition, we acquired ownership rights to MATLOC patents issued in the European Union, Canada, and the United States.

Upon the acquisition of the Krillase platform assets from ACB Holding AB, a Swedish corporation, we acquired patents and patent applications relating to the Krillase technology.

Other Intellectual Property

We own the internet domain names, www.marizyme.com and www.somahlution.com, which are our primary operating websites. We own additional websites which are reserved for future operations. The information contained in our websites is not incorporated by reference in this Annual Form.

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright laws. In this regard, we have signed NDAs with all of our current and former employees and consultants. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, the laws of some foreign countries in which we sold products do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad were adequate or that competition will not independently develop similar technology.

Manufacturing, Distribution and Marketing

We do not own or operate, and currently have no plans to establish, any manufacturing or distribution facilities. We expect to rely on third parties for the manufacture and distribution of our medical technology devices that we commercialize.

After receiving FDA marketing approval, we expect to rely on contracted commercial manufacturers and distributors with established track records for quality and compliance. We expect to continue to develop products and devices that can be produced and distributed cost-effectively by contract manufacturing facilities and distribution collaborators.

We expect that DuraGraft will be marketed to the international market by capitalizing its CE marking, through the use of distribution partners focusing on cardiac surgeons and cardiologists. We expect DuraGraft’s marketing and sales will focus on uses for the harvesting and grafting interval of vascular surgery as a treatment to maintain structural and functional integrity of vascular conduits. Upon receiving FDA approval in the United States, we expect MATLOC 1 will be marketed and sold through an experienced medical device distribution partner network with a focus on nephrologists in hospitals, ambulatory surgery centers and private practices to better assess patients and slow the progression of the disease. We initially expect to commercialize and distribute Krillase primarily by initiating partnerships with large and small retailers who make up the majority of the pet health treat industry. For all three technology platforms, the Company will employ an active digital and social marketing campaign. In the United States, we intend to enter into a commercialization arrangement with a strategic partner who will be responsible for the marketing and sales of DuraGraft in the U.S. If we are not able to find an appropriate strategic partner, we will have to build our own marketing and sales capabilities at a significant cost to us.

Seasonality and Cyclicality

Our operating results and operating cash flows have not been subject to significant seasonal variations. We do not expect his pattern to change in the near term.

Employees

As of March 31, 2022, the Company had 11 full-time employees and three full-time consultants.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products, which could have a material adverse effect on our results of operations.

Reorganizations, Purchase or Sale of Assets

Other than as described above, there have been no other material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not done in the ordinary course of business pertaining to the Company.

Regulation

The FDA, European Union competent authorities and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of medical device products such as those the Company has developed and is developing. These agencies and federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labelling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of the Company’s medical device medical devices. To comply with the regulatory requirements in each of the jurisdictions in which the Company is marketing or seeking to market and subsequently sell its products, the Company is establishing processes and resources to provide oversight of the development, approval processes and launch (including post market surveillance) of its products and to position those products in order to gain market share.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

U.S. Government Regulation

In the United States, the FDA approves and regulates medical devices under the Federal Food, Drug, and Cosmetic Act, and its implementing regulations.

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

The process required by the FDA before a medical device may be marketed in the United States generally involves the following:

●	completion of design control activities (including design verification activities such as pre-clinical laboratory tests, engineering tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or good laboratory practices (“GLPs”) regulations and 21 CFR part 820 regulations;
●	Submission to the FDA of an investigational device exemption, or IDE, which must become approved before human clinical trials may begin;
●	approval by an institutional review board, or IRB, of the study protocol and informed consent forms for the clinical site before each trial may be initiated. Multiple sites may necessitate the involvement of multiple IRBs and submissions;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”), requirements to establish the safety and efficacy of the proposed medical device product for each indication;
●	submission to the FDA of a Marketing Application (510(k), De Novo, Premarket Approval (PMA), etc.) which would include the study reports of the clinical trials, pre-clinical testing, design verification and validation activities, labeling, etc. as well as other required sections to be included in the Marketing Authorization;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMPs”) or PAI (Pre-approved Inspection) requirements and to assure that the facilities, methods and controls are adequate to preserve the medical device’s identity, quality; and
●	FDA clearance of the medical device.

Pre-clinical Studies and Clinical Trials for Medical Devices

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

Clinical trials involve the use of the investigational device to human subjects pursuant to a clinical protocol, under the supervision of qualified investigators in accordance with GCPs requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives or endpoints of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA under the IDE. In addition, an IRB (central or at each institution participating in the clinical trial) must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on their www.clinicaltrials.gov website.

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

FDA Approval of Medical Devices

The results of the pre-clinical studies and engineering testing, together with detailed information relating to the product’s composition, manufacture, quality controls and proposed labeling, among other things, and assuming successful completion of clinical testing (if required) are submitted to the FDA as part of a market approval application, requesting clearance to market the product for one or more indications. In most cases, the submission of a market approval application is subject to a substantial application user fee. Under the Medical Device User Fee Act (“MDUFA”), guidelines that are currently in effect are dependent on type of submission, and typically the FDA has a goal that ranges between 100 – 300 days from the date of “filing” of a standard market approval application for the substantive review. This total review typically takes longer from the date of submission because the FDA has approximately15 days to make a “filing” decision. Additionally, if during the filing decision or the substantive review the FDA determines a sponsor must provide additional information (AI), the sponsor has 180 days to provide requested information and during such time, the FDA review clock is halted.

Before clearing a market approval application, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not clear an application unless it determines that the manufacturing processes and facilities are in compliance with cGMPs requirements and adequate to assure consistent production of the product within required specifications. Additionally, before clearing a market approval application, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs requirements.

After evaluating the market approval application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue clearance in a form consistent with the type of application. A complete response letter must contain a statement of specific items that prevent the FDA from approving the application and will also contain conditions that must be met in order to secure final approval of the market approval application and may require additional clinical or pre-clinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes clearance to commercially market the medical device product with specific instructions for use for specific indications.

The FDA De Novo Classification request provides a marketing pathway to classify novel medical devices for which no legally marketed predicate device exists and general controls or general and special controls provide reasonable assurance of safety and effectiveness for the intended use. The De Novo classification is a risk-based classification process and devices that are classified into Class I or Class II through a De Novo classification request may be marketed and used as predicates for future premarket notification submissions. With the granting by the FDA of a De Novo request, the new device is authorized to be marketed in the United States and a new classification regulation for the device type is established.

A 510(k) application is another premarket submission process made available by the FDA which may be used by itself or in combination with a De Novo classification request to demonstrate that the device to be marketed is at least as safe and effective (substantially equivalent) to a legally marketed device that is not otherwise subject to pre-market approval requirements. Submitters under a 510(k) application must compare their device to one or more similar legally marketed devices (predicates) and make and support their substantial equivalency claims. Until the submitter receives an order declaring a device substantially equivalent, the submitter may not proceed to market the device. Once the device is determined to be substantially equivalent, it can then be marketed in the United States.

Even if the FDA clears a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

U.S. Post-Approval Requirements for Medical Devices

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

U.S. Medical Regulatory Matters Relating to Medical Devices

Manufacturing, sales, promotion and other activities of medical devices following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services other divisions of the HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other U.S. Healthcare Laws Governing Medical Devices

In addition to FDA restrictions on marketing of medical devices, other U.S. federal and state healthcare regulatory laws restrict business practices in the medical industry, which include, but are not limited to, state and federal anti-kickback, false claims, data privacy and security and physician payment and medical device pricing transparency laws.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPPA, of 1996 created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, the ACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

The Company may also be subject to data privacy and security regulation by both the federal government and the states in which the Company conducts its business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule, published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. In the EU, similar privacy requirements have been implemented under EU Law General Data Protection Regulation (GDPR 2016/679). These requirements include provisions related to the processing of personal data of individuals within the EEA and also addresses the transfer of personal data outside the EU and EEA areas.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which the Company obtains regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use the Company’s products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the Company’s products. Sales of any products for which the Company receives regulatory approval for commercial sale will, therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations. In the United States, the process for determining whether a third-party payor will provide coverage for a product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover the Company’s medical devices could reduce physician utilization of the Company’s products once approved and have a material adverse effect on the Company’s sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable the Company to maintain price levels sufficient to realize an appropriate return on the Company’s investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require the Company to provide scientific and clinical support for the use of the Company’s products to each payor separately and will be a time-consuming process.

In the EEA, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular medical device to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert commercial pressure on pricing within a country.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products, examining the medical necessity and reviewing the cost-effectiveness of medical products, in addition to questioning safety and efficacy. If these third-party payors do not consider the Company’s products to be cost-effective compared to other available therapies, they may not cover the Company’s products after regulatory approval or clearance, or if they do, the level of payment may not be sufficient to allow the Company to sell its products at a profit.

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

The Company expects that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement and additional downward pressure on the price that the Company receives for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The implementation of cost containment measures or other healthcare reforms may prevent the Company from being able to generate revenue, attain profitability or commercialize the Company’s drugs and medical devices.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress.

Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could impact the amounts that federal and state governments and other third-party payors will pay for healthcare products and services.

U.S. Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act the California Privacy Rights Act, Australia’s Privacy Act 1988, as amended, and the General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Foreign Government Regulation

In order to market the Company’s products in the EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions (e.g., in Europe, the United Kingdom and Switzerland), a sponsor must obtain separate regulatory approvals. For example, in the EEA, medical device products can only be commercialized after obtaining a Marketing Authorization, or MA. There are currently two types of marketing authorizations in the EU are Medical Device Directive (MDD 93/42/EEC) and Medical Device Regulation (EU 2017/745). As of May 26, 2021, the MDR repealed MDD and all new marketing authorizations must meet the requirements of MDR. The activities associated with MA approval are conducted by authorized Notified Bodies (NB) on behalf of the EU competent authorities. Before granting the MA, the NB makes an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In order to make this determination, the Sponsor submits a Technical File or Design Dossier for approval.

To the extent that any of the Company’s medical devices are to be approved and sold in a foreign country other than those countries comprising the EEA or other countries that accept CE marking, the Company may be subject to similar laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Risks Related to Our Business

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

On January 28, 2022, we filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, case number 50-2022-CA-000859-XXX-MB, against Amy Chandler (the “Chandler Complaint”). The Chandler Complaint seeks damages for breach of fiduciary duty, breach of contract, negligence, conversion, and civil theft. The Chandler Complaint alleged that, approximately two months before her resignation in September 2021, Ms. Chandler intentionally and recklessly took affirmative actions to cancel the CE certificate required by European Union regulations in order for Marizyme and its subsidiary, Somahlution, LLC, to ship and distribute certain products to/within the European Union, and disregarded her fiduciary duty to Marizyme and responsibilities as its former Executive Vice President for Regulatory Affairs and Quality Management Systems. As a result, the Chandler Complaint alleged that Ms. Chandler’s actions caused significant disruption and damage to Marizyme’s business, including, but not limited to, financial damages and damage to Marizyme’s reputation and business relationships. The Chandler Complaint further alleged that prior to her last day, Ms. Chandler stole confidential, proprietary files governing Marizyme’s quality management system, which were required for essential internal business operations, and that Marizyme incurred significant costs to recreate these files. The Chandler Complaint alleged damages in excess of thirty thousand dollars ($30,000), exclusive of interest, attorneys’ fees, and costs.

Although we had obtained a CE Certificate to market DuraGraft in the European Union under the Company’s name in May 2021, prior to the cancellation of the CE Certificate to market DuraGraft in the European Union under the name of our subsidiary, we have been unable to make labeling changes of DuraGraft that would be required to reinitiate the marketing and distribution of DuraGraft under the Company’s name. As a result of having to restore our quality management system and relabel DuraGraft, we were compelled to hire, at significant cost, two full-time quality consultants in November 2021. Orders of our DuraGraft product have also been delayed for over nine months. We believe that our distributors have lost trust in our ability to deliver DuraGraft as a result. Although no orders have been cancelled, we have suffered a delay in revenue and lost revenue over at least the preceding nine months. We expect that, at the earliest, we will be able to ship correctly-labeled DuraGraft in April 2022, but it may take a minimum of three to six months additional to restore the trust of our distributors and recapture market momentum.

Future potential misconduct could include fraud, theft of trade secrets, corporate sabotage, or other improper activities such as falsifying time or other records and violations of laws. Other examples could include the failure to comply with our policies and procedures or with foreign, federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any such misconduct could result in claims, remediation costs, regulatory sanctions against us, loss of current and future customers or contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions have not in the past and may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations as a result of the misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation, force us to expend significant resources to address and cure such misconduct, delay, disrupt or fatally undermine our business plans and operations, and subject us to fines and penalties, restitution or other damages, loss of regulatory clearance, loss of current and future customer contracts, any of which could irreparably and materially adversely affect our business, reputation and our future results.

We have incurred losses since inception, anticipate that we will incur continued losses for the foreseeable future and our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

As of December 31, 2021, we had an accumulated deficit of $47,823,563. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire, or license technologies, advance other medical devices into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily because of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which are critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict currently the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all your investment in our company.

We have limited working capital.

Our net working capital (current assets less current liabilities) was $1,268,097 at December 31, 2021. Any significant declines in our revenues could result in decreases in our working capital, which would reduce our cash balances. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to meet our obligations as they become due. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

We have a limited operational history.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our ongoing and proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered considering the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

We will need to increase the size of our organization.

We are a small company with 11 full-time employees and three full-time consultants as of March 31, 2022. To execute our business plan, including the future conducting of clinical trials and the expected commercialization of our medical devices, we will need to expand our employee base for managerial, operational, financial, and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months, depending on the progress of our acquisition efforts and future planned business development and capital raising efforts, we plan to add additional employees to assist us with our development programs. Our future financial performance and our ability to commercialize our products and devices and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

In order to develop our medical devices, we need to retain or attract certain personnel, consultants or advisors with experience in medical device development activities that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation medical devices, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and consultants. The loss of services of one or more of our members of senior management could delay or prevent the successful completion of our planned product development or the commercialization of medical devices.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians, and scientists. The competition for qualified personnel in medical device field is intense. We will need to hire additional personnel as we expand our product development and commercial activities. While, generally, we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among medical device and other life science companies. With the acquisition of My Health Logic, we have engaged a new Chief Executive Officer, Chief Financial Officer and Vice President of Finance. If we are not able to retain these individuals in their current functions, we may not be able to execute our business plan and maximize our growth strategy, to the detriment of our business. Additionally, the Company does not carry key person life insurance. If we lose any key managers or employees or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our medical devices could be delayed or terminated, and our business may be harmed.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.

Our ability to generate sufficient cash flow from operations to fund our operations and product development efforts, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive, and business factors, many of which are outside of our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets, or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition, and results of operations. For further information, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. Failing to raise the necessary additional capital could force us to delay, reduce, eliminate or abandon growth initiatives, development or commercialization of our technologies and products.

We estimate that our current cash and cash equivalents, along with the net proceeds from our anticipated public offering, will be sufficient for us to fund our operating expenses and capital expenditure requirements through December 2023. Without giving effect to the anticipated net proceeds from our anticipated public offering, our existing capital resources are not sufficient to meet our projected operating requirements beyond December 2022. The net proceeds from our expected public offering may remove such doubt regarding our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect to significantly increase our spending to advance the development of our medical devices and launch and commercialize any medical devices for which we receive regulatory approval. This might include the possibility of building our own marketing and sales organizations to address certain markets if we fail to identify and engage third-party organizations that can perform these services for us.

We will require additional capital for the further development and commercialization of our technologies and products, as well as to fund our other operating expenses and capital expenditures. Our future capital requirements will depend on many factors, including:

●	the progress of our product development programs;
●	the number of technologies and products we pursue;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
●	our plans to establish sales, marketing and/or manufacturing capabilities;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, and other arrangements that we may establish;
●	general market conditions for offerings from life science companies;
●	our ability to establish, enforce and maintain selected strategic alliances and activities required for technology and product commercialization; and
●	our revenues, if any, from successful development and commercialization of our technologies and products.

In order to carry out our business plans and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our medical device or marketing territories. Our inability to raise capital when needed would harm our business, financial condition, and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

Our growth is dependent upon market growth, our ability to enhance existing products, and our ability to introduce new products and services on a timely basis. In recent years, we have addressed and intend to continue to address the need to develop new products and services and enhance existing products through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing, and integrating acquisitions are:

●	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;
●	difficulties and delays in integrating the personnel, operations, technologies, products, and systems of the acquired companies;
●	our ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, transition, or integration activities;
●	the need to implement controls, procedures, and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures, and policies;
●	difficulties managing or integrating an acquired company’s technologies or lines of business;
●	potential difficulties in completing projects associated with purchased in-process research and development;
●	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions, and which are highly competitive;
●	the potential loss of key employees of the acquired company;
●	potential difficulties integrating the acquired products and services into our sales channel;
●	assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered the termination or modification of which may be costly or disruptive to our business;
●	being subject to unfavorable revenue recognition or other accounting treatment because of an acquired company’s practices; and
●	intellectual property claims or disputes.

Our failure to manage growth effectively and successfully integrate acquired assets and/or companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other companies in our industry will compete with us to acquire compatible businesses. This competition could increase prices for businesses and technologies that we would likely pursue, and our competitors may have greater resources than we do to complete these acquisitions.

The medical device market is highly competitive, and we may not be able to effectively compete against other providers of medical devices, particularly those with greater resources.

We expect to face intense competition from companies with dominant market positions in the medical device industry. These competitors have significantly greater financial, technical, marketing and other resources than we have and may be better able to:

●	respond to new technologies or technical standards;
●	react to changing customer requirements and expectations;
●	acquire other companies to gain new technologies or products that may displace our products;
●	manufacture, market and sell products;
●	acquire, prosecute, enforce and defend patents and other intellectual property;
●	devote resources to the development, production, promotion, support and sale of products; and
●	deliver a broad range of competitive products at lower prices.

We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings.

Our future performance may depend on the success of products we have not yet developed or acquired.

Technology is an important component of our business and growth strategy, and our success depends on the development, implementation and acceptance of our products. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness. We may expend considerable funds and other resources on the development of our products without any guarantee that these products will be successful. If we are not successful in bringing one or more products to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, our revenues may decline and our results of operations could be seriously harmed.

Our products may never achieve market acceptance.

Our ability to generate revenues from product sales and to achieve profitability will depend upon our ability to successfully commercialize our products. Because we have not yet begun to offer any of our products for sale in the U.S. and have limited sales of DuraGraft overseas, we have no basis to predict whether any of our products will achieve market acceptance. A number of factors may limit the market acceptance of any of our products, including:

●	the timing of regulatory approvals of our products and market entry compared to competitive products;
●	the effectiveness of our products, including any potential side effects, as compared to alternative treatments;
●	the rate of adoption of our products by hospitals, doctors and nurses and acceptance by the health care community;
●	the competitive features of our products, including price, as compared to other similar products;
●	the availability of insurance or other third-party reimbursement, such as Medicare, for patients using our products;
●	the extent and success of our marketing efforts and those of our collaborators; and
●	unfavorable publicity concerning our products or similar products.

We may delay or terminate the development or acquisition of a product at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

Even though the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our products, we may delay, suspend or terminate the future development or acquisition of a product at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product is such that it may not receive FDA approval, gain meaningful market acceptance, generate a significant return to stockholders, or otherwise provide any competitive advantages in its intended indication or market.

Any products we may develop or acquire may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more other products we may develop, even if other products we may develop or acquire obtain regulatory approval. Pressure from social activist groups and future government regulations, whose goal it is to reduce the cost of medical devices, particularly in less developed nations, also may result in downward pressure on the prices of our product.

Our ability to commercialize any products we may develop or acquire successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which treatments they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular treatments. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product that we successfully develop.

Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, acquisition, manufacture, sale and distribution. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be said at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of any products we may develop, if any, is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop or acquire.

We face an inherent risk of product liability exposure related to the sale of any products we may develop or acquire. The marketing, sale and use of any products we may develop or acquire could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that any product we may develop or acquire caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products;
●	injury to our reputation and significant negative media attention;
●	withdrawal of patients from clinical studies or cancellation of studies;
●	significant costs to defend the related litigation and distraction to our management team;
●	substantial monetary awards to patients;
●	loss of revenue; and
●	the inability to commercialize any products that we may develop or acquire.

In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.

Our success depends significantly on our ability to protect our rights to the patents, trademarks, trade secrets, copyrights and all the other intellectual property rights used, or expected to be used, in our products. Protecting intellectual property rights is costly and time consuming. We rely primarily on patent protection and trade secrets, as well as a combination of copyright and trademark laws and nondisclosure and confidentiality agreements to protect our technology and intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Despite our intellectual property rights practices, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents.

We cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Patents that may be issued to or licensed by us in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. There is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be unavailable or limited in scope. If any of our patents fails to protect our technology, it would make it easier for our competitors to offer similar products. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and/or intellectual property assignment agreements with our team members, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we intend to rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Common law trademarks provide less protection than registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.

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

We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.

The medical device and life science industry is characterized by vigorous protection and pursuit of intellectual property rights. Companies in the medical device and life science industry have used intellectual property litigation to gain a competitive advantage in the marketplace. From time to time, third parties may assert against us their patent, copyright, trademark and other intellectual property rights relating to technologies that are important to our business. Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which is not publicly-available information, or claimed trademark rights that have not been revealed through our availability searches. We may be subject to claims that our team members have disclosed, or that we have used, trade secrets or other proprietary information of our team members’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims that our products or processes infringe these rights, regardless of their merit or resolution, could be costly, time consuming and may divert the efforts and attention of our management and technical personnel. In addition, we may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation.

Any claims of patent or other intellectual property infringement against us, even those without merit, could:

●	increase the cost of our products;
●	be expensive and/or time consuming to defend;
●	result in our being required to pay significant damages to third parties;
●	force us to cease making or selling products that incorporate the challenged intellectual property;
●	require us to redesign, reengineer or rebrand our products and technologies;
●	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property on terms that may not be favorable or acceptable to us;
●	require us to develop alternative non-infringing technology, which could require significant effort and expense;
●	require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;
●	result in our customers or potential customers deferring or limiting their purchase or use of the affected products impacted by the claims until the claims are resolved; and
●	otherwise have a material adverse effect on our business, financial condition and results of operations.

Any of the foregoing could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

Competitors may violate our intellectual property rights, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.

We believe that the success of our business will depend, in significant part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. Our failure to pursue any potential claim could result in the loss of our proprietary rights and harm our position in the marketplace. Therefore, we may be forced to pursue litigation to enforce our rights. Future litigation could result in significant costs and divert the attention of our management and key personnel from our business operations and the implementation of our business strategy.

We will be dependent on third-party manufacturers since we will not initially directly manufacture our products.

Initially, we will not directly manufacture our products and will rely on third parties to do so for us. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize products as planned. In addition, we may not be able to contract with third parties to manufacture our products in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, may delay clinical development or submission of products for regulatory approval or otherwise may impair our competitive position. We may not be able to enter into or maintain relationships with manufacturers who have the capacities to meet our manufacturing needs, master the manufacturing processes required for our products, and comply with good manufacturing practices. If a product manufacturer fails to comply with good manufacturing practices, we could experience significant time delays or we may be unable to commercialize or continue to market the products. Changes in our manufacturers could require costly new product testing and facility compliance inspections. In the United States, failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture our products at one or more of their facilities.

We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture our products. We cannot guarantee that we or our third-party manufacturers will be able to increase capacity in a timely or cost-effective manner, or at all. Delays in providing or increasing production or processing capacity could result in additional expense or delays in our clinical trials, regulatory submissions and commercialization of our products.

As a result of these factors, the sale and marketing of our products could be delayed or we could be forced to develop our own manufacturing capacity, which could require substantial additional funds and personnel and compliance with extensive regulations.

We may be dependent on the sales and marketing efforts of third parties, both domestically and internationally, if we choose not to develop an extensive sales and marketing staff.

Initially, we will depend on the efforts of third parties (including sales agents and distributors) to carry out the sales and marketing of our products, both domestically and internationally. We currently have distribution partners internationally for DuraGraft, which we expect to continue to work with in the future. We anticipate that each third party will control the amount and timing of resources generally devoted to these activities. However, these third parties may not be able to generate demand for our products. In addition, there is a risk that these third parties will develop products competitive to ours, which would likely decrease their incentive to vigorously promote and sell our products. If we are unable to enter into co-promotion agreements or to arrange for third-party distribution of our products, we will be required to expend time and resources to develop an effective internal sales force. However, it may not be economical for us to market our own products or we may be unable to effectively market our products. Therefore, our business could be harmed if we fail to enter into arrangements with third parties for the sales and marketing of our products or otherwise fail to establish sufficient marketing capabilities.

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

Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. We are in the early stages of constructing an additional manufacturing facility and establishing a relationship with a third-party contract manufacturer as a back-up supplier for the commercial supply of our products, if necessary, but there is no assurance that we will establish such a relationship in a timely manner, on acceptable terms, or at all. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The COVID-19 pandemic could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.

The FDA has indicated that the staff of the Center for Biologics Evaluation and Research continue to operate according to historical timelines despite the allocation of substantial resources to address the COVID-19 pandemic. The FDA has noted, however, that its current levels of performance may be impacted by the workload created by COVID-19 activities. It is possible that the FDA could prioritize and shift more resources to COVID-19 activities in the future, which could delay future meetings or preclude in-person meetings with the FDA regarding next-phase clinical study design for our medical device product candidates, and thus could delay their development programs. Any decision by the FDA to delay or refuse meeting with us or to limit communications with us in light of COVID-19 could have a material adverse effect on our scheduled clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results.

Furthermore, third-party vendors, such as contracted manufacturing, testing or research organizations, could also be impacted by COVID-19, which could result in unavoidable delays and/or increases in our operating costs. If we are unable to obtain our devices in sufficient quantity and in a timely manner, the development and testing of our medical devices may be delayed or become infeasible, and regulatory approval or commercial launch of any of our medical devices may be delayed or not obtained, which could significantly harm our business.

The extent to which the COVID-19 pandemic may impact our device development and our dealings with vendors will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, the impact of COVID-19 variants, and the effectiveness of actions to prevent transmission, contain the virus and treat those who have contracted COVID-19.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business. These factors include:

●	challenges associated with cultural differences, languages and distance;
●	differences in clinical practices, needs, products, modalities and preferences;
●	longer payment cycles in some countries;
●	credit risks of many kinds;
●	legal and regulatory differences and restrictions;
●	currency exchange fluctuations;
●	foreign exchange controls that might prevent us from repatriating cash earned in certain countries;
●	political and economic instability and export restrictions;
●	variability in sterilization requirements for multi-usage surgical devices;
●	potential adverse tax consequences;
●	higher cost associated with doing business internationally;
●	challenges in implementing educational programs required by our approach to doing business;
●	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;
●	adverse changes in laws and governmental policies, especially those affecting trade and investment;
●	pandemics, such as COVID-19, the ebola virus, the enterovirus and the avian flu, which may adversely affect our workforce as well as our local suppliers and customers;
●	import or export licensing requirements imposed by governments;
●	differing labor standards;
●	differing levels of protection of intellectual property;
●	the threat that our operations or property could be subject to nationalization and expropriation;
●	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate; and
●	potentially burdensome taxation and changes in foreign tax.

Risks Related to Government Regulation

Any products we may develop may not be approved for sale in the U.S. or in any other country.

Neither we nor any future collaboration partner can commercialize any products we may develop in the U.S. or in any foreign country without first obtaining regulatory approval for the product from the FDA or comparable foreign regulatory authorities. The approval route in the U.S. for any products we may develop will be through a De Novo pathway, or traditional 510(k). The approval process may take several years to complete, and approval may never be obtained. Before obtaining regulatory approvals for the commercial sale of any product we may develop in the U.S., we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned product is safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Any products we may develop may not achieve the required primary endpoint in the clinical trial and may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls for any products we may develop are adequate. Moreover, obtaining regulatory approval in one country for marketing of any products we may develop does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if we or any future collaboration partner were to successfully obtain a regulatory approval for any product we may develop, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for any products we may develop in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient revenue to justify commercial launch. Also, any regulatory approval of a product, once obtained, may be withdrawn. If we are unable to successfully obtain regulatory approval to sell any products we may develop in the U.S. or other countries, our business, financial condition, results of operations and growth prospects could be adversely affected.

Even if we receive regulatory approval for any product we may develop or acquire, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for any products we may develop or acquire may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with cGMP regulations regarding the manufacture of any products we may develop or acquire, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We intend to seek distribution and marketing partners for one or more of the products in foreign countries. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.

Healthcare reform measures could hinder or prevent our products’ commercial success.

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:

●	imposes a tax of 2.3% on the retail sales price of medical devices sold after December 31, 2012; and
●	could result in the imposition of injunctions.

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. The 2.3% tax on sales of medical devices may be applicable to sales of one or more products we may develop. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect our business.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability; and
●	the availability of capital.

Further, changes in regulatory requirements and guidance may occur, both in the United States and in foreign countries, and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical study. In light of widely publicized events concerning the safety risk of certain drug and medical device products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential safety issues. These events have resulted in the recall and withdrawal of medical device products, revisions to product labeling that further limit use of products and establishment of risk management programs that may, for instance, restrict distribution of certain products or require safety surveillance or patient education. The increased attention to safety issues may result in a more cautious approach by the FDA or other regulatory authorities to clinical studies and the drug approval process. Data from clinical studies may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical studies before completion or require longer or additional clinical studies that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Given the serious public health risks of high profile adverse safety events with certain products, the FDA or other regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The regulations that may affect our ability to operate include, without limitation:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;
●	the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business;
●	the federal False Claims Act, or FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities like us which provide coding and billing advice to customers;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information, and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The PPACA, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Risks Related to Ownership of Our Common Stock

Management identified material weaknesses in our internal controls, and failure to remediate them or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Our management determined that our disclosure controls and procedures and internal controls over financial reporting, or ICFR, were ineffective as of December 31, 2021 and in prior periods. On November 10, 2021 and December 21, 2021, the board of directors appointed a new chief executive officer and a new chief financial officer, respectively, in part to continue to address these issues. The Company is currently working with an external consultant to strengthen our disclosure controls and procedures and ICFR. However, there is no assurance that any of these measures will be adequate in establishing effective disclosure controls and procedures and ICFR in future periods.

A “material weakness” is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remediate these deficiencies, such as providing additional training to our accounting staff in U.S. GAAP. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

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

Our stock price has been volatile and has fluctuated significantly in the past. The market price of our common stock could continue to be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our common stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationships; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely because of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Your investment in our stock could lose some or all its value.

Our common stock is quoted on the OTCQB tier of OTC Markets Group, Inc., which may have an unfavorable impact on our stock price and liquidity. Our common stock may not be eligible for listing on a national securities exchange.

Our common stock is quoted on the OTCQB tier of OTC Markets Group, Inc. The OTCQB Venture Market is a significantly more limited market than The Nasdaq Stock Market LLC, or Nasdaq. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We have applied to list our common stock on the Nasdaq Capital Market tier of the Nasdaq. The closing of our anticipated public offering is contingent upon the successful listing of our common stock on the Nasdaq Capital Market. There is no guarantee that Nasdaq, or any other exchange or quotation system, will permit our common stock to be listed and traded.

While we believe that we will meet all of the quantitative and qualitative listing standards of the Nasdaq Capital Market, subject to a successful completion of our anticipated public offering, there is no assurance that we will be able to do so. Even if we do obtain a listing on the Nasdaq Capital Market, there can be no assurance that we will be able to maintain such listing in the future. As a result, investors may find it difficult to buy or sell or obtain accurate quotations for our common stock, and the liquidity of our common stock remain limited. These factors may have an adverse impact on the trading and price of our common stock.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

At present, there is minimal public trading in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

We may not be able to satisfy listing requirements of the Nasdaq Capital Market or obtain or maintain a listing of our common stock.

As a condition of our anticipated public offering, we must be approved to list our common stock on the Nasdaq Capital Market. If our common stock is listed on the Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq listing requirements, or fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stock and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price. Also, future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

Sales of substantial amounts of our common stock in the public market after our planned public offering, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All of the shares of common stock to be sold in this offering will be freely tradable without restriction or further registration under the federal securities laws.

Additionally, we expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders

We have broad discretion in the use of the net proceeds from our anticipated public offering, and our use of the offering proceeds may not yield a favorable return on your investment.

We expect to use most of the net proceeds from our expected public offering for working capital, business development, product development and capital expenditure. However, our management has broad discretion over how these proceeds are to be used and based on unforeseen technical, commercial or regulatory issues could spend the proceeds in ways with which you may not agree. Moreover, the proceeds may not be invested effectively or in a manner that yields a favorable or any return, and consequently, this could result in financial losses that could have a material adverse effect on our business, financial condition and results of operations.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Raising additional capital may adversely affect your rights as shareholders, restrict our operations or require us to relinquish rights to our technologies or medical devices.

We expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, and collaboration arrangements or acquisitions. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development or acquisition of products.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or medical devices or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market medical devices that we would otherwise prefer to develop and market ourselves.

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or
●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or
●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a “smaller reporting company,” we may at some time in the future choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders.

Under Nasdaq rules, a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is not subject to certain corporate governance requirements otherwise applicable to companies listed on Nasdaq. For example, a smaller reporting company is exempt from the requirement of having a compensation committee composed solely of directors meeting certain enhanced independence standards, as long as the compensation committee has at least two members who do meet such standards. Although we have determined not to avail ourselves of this or other exemptions from Nasdaq requirements that are or may be afforded to smaller reporting companies while we will seek to maintain our shares on Nasdaq, in the future we may elect to rely on any or all of these exemptions. By electing to utilize any such exemptions, our company may be subject to greater risks of poor corporate governance, poorer management decision-making processes, and reduced results of operations from problems in our corporate organization. Consequently, if we were to avail ourselves of these exemptions, our stock price might suffer, and there is no assurance that we would be able to continue to meet all continuing listing requirements of Nasdaq from which we would not be exempt, including minimum stock price requirements.

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

Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our articles of incorporation, bylaws and Nevada law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are currently authorized to issue up to 75,000,000 shares of “blank check” preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No shares of our preferred stock are currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by current management.

Provisions of our articles of incorporation, bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, our bylaws and Nevada law, as applicable, among other things, provide our board of directors with the ability to alter our bylaws without stockholder approval, and provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

We may become subject to Nevada’s control share acquisition laws (Nevada Revised Statutes 78.378 – 78.3793), which prohibit an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the issuing corporation’s stockholders. We are also subject to Nevada’s Combination with Interested Stockholders Statute (Nevada Revised Statutes 78.411 – 78.444) which prohibits an interested stockholder from entering into a “combination” with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our board of directors. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Our articles of incorporation, by-laws and Nevada law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

●	the inability of our stockholders to call a special meeting;
●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
●	the right of our board to issue preferred stock without stockholder approval; and
●	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

From the date of our acquisition of the Somahlution Assets through December 2020, we leased approximately 20,000 square feet in a building located at 225 Chimney Corner Lane, Jupiter, Florida 33458, which is owned by the Chairman of our board of directors and the former owner of Somahlution. On December 11, 2020, we entered into a five-and-a-half-year lease for approximately 8,500 square feet at 555 Heritage Drive, Jupiter, Florida 33458, which includes office and laboratory space. Our principal executive office is located at this Jupiter, Florida address. Our monthly rent under this lease, including our share of operating expenses, is $22,825.

For additional information, see Note 3, Leases included in Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are not aware of any such legal proceedings or claims against us.

On January 28, 2022, we filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, case number 50-2022-CA-000859-XXX-MB, against Amy Chandler (the “Chandler Complaint”). The Chandler Complaint seeks damages for breach of fiduciary duty, breach of contract, negligence, conversion, and civil theft. The Chandler Complaint alleged that, approximately two months before her resignation in September 2021, Ms. Chandler intentionally and recklessly took affirmative actions to cancel the CE certificate required by European Union regulations in order for Marizyme and its subsidiary, Somahlution, LLC, to ship and distribute certain products to/within the European Union, and disregarded her fiduciary duty to Marizyme and responsibilities as its former Executive Vice President for Regulatory Affairs and Quality Management Systems. As a result, the Chandler Complaint alleged that Ms. Chandler’s actions caused significant disruption and damage to Marizyme’s business, including, but not limited to, financial damages and damage to Marizyme’s reputation and business relationships. The Chandler Complaint further alleged that prior to her last day, Ms. Chandler stole confidential, proprietary files governing Marizyme’s quality management system, which were required for essential internal business operations, and that Marizyme incurred significant costs to recreate these files. The Chandler Complaint alleged damages in excess of thirty thousand dollars ($30,000), exclusive of interest, attorneys’ fees, and costs.

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, case numbers No. 50-2021-CA-009938 and No. 50-2021-CA-009954, respectively, against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints allege that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both Campbell/Harmon Complaints demand approximately $30,000 - $50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable. We intend to vigorously defend against these claims. These cases are currently in arbitration.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTCQB tier of OTC Markets Group, Inc. under the symbol “MRZM”.

Holders of Common Stock

As of March 31, 2022, there were 40,828,188 shares of our common stock outstanding held by approximately 420 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

On January 1, 2021, the Company issued 7,500 options for common stock to a former employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. Pursuant to the option’s forfeiture terms, the option expired unexercised three months after the employee’s resignation.

On January 12, 2021, the Company issued 20,000 options for common stock to a former employee. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. Pursuant to the option’s forfeiture terms, the option expired unexercised three months after the employee’s resignation.

On January 16, 2021, the Company issued 40,000 options for common stock to Roger Schaller, the Company’s former executive vice president. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. Pursuant to the option’s forfeiture terms, the option expired unexercised three months after Mr. Schaller’s termination from the Company on August 18, 2021.

On January 29, 2021, the Company issued 40,000 options for common stock to Amy Chandler, a former officer of the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. Pursuant to the option’s forfeiture terms, the option expired unexercised three months after Ms. Chandler’s resignation from the Company on September 24, 2021.

On March 5, 2021, the Company issued 125,000 options for common stock to James Sapirstein, a former officer and director of the Company. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. Pursuant to the option’s forfeiture terms, the option will expire one year after Mr. Sapirstein’s resignation from the Company on June 24, 2021.

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

On March 5, 2021, the Company issued 125,000 options for common stock to Dr. Vithalbhai Dhaduk, the Company’s Chairman. The options vest over three years, have an exercise price of $1.25 and expire in 10 years. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”), and the shareholders ratified it on September 20, 2021. The SIP incorporates stock options issued prior to May 18, 2021. These options for shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

In connection with the My Health Logic acquisition and pursuant to the Arrangement Agreement, on October 31, 2021, the Company entered into an executive employment agreement, or the CEO Employment Agreement, with David Barthel setting forth the terms of the compensation for his services as Chief Executive Officer of the Company. Upon execution of the CEO Employment Agreement, Mr. Barthel received incentive stock options (“ISOs”) to purchase 400,000 shares of the Company’s common stock at the agreed upon fair market price of $2.25 per share. On February 8, 2022, the Board of Directors determined to approve an amendment to the CEO Employment Agreement to provide that the fair market price of the ISOs be amended to $1.75 per share of common stock. The board of directors made this determination in part based on recent arms’-length transactions with certain private placement investors in which such investors purchased units comprised of a secured Note, convertible into common stock at a price per share of $1.75, subject to adjustment, as well as a Class C Common Stock Purchase Warrant to purchase two shares of common stock with an exercise price equal to the lower of (i) $2.25 per share, subject to adjustment, or (ii) 75% of the cash price per share to be paid by the purchasers in a “qualified financing” as defined in the applicable unit purchase agreement. The ISOs will have 10% vesting upon grant and the balance will vest quarterly over a three (3) year period in equal installments. Mr. Barthel is also eligible to receive up to 350,000 additional ISOs upon the attainment of certain performance-based goals. Mr. Barthel must be employed with the Company in good standing at the time any such ISOs are awarded according to the milestones set forth above. In the event that Mr. Barthel’s employment is terminated prior to any milestone being achieved, he will forfeit his right to receive such ISOs.

Under a consulting agreement, effective December 21, 2021, between George Kovalyov, AAT Services Inc., a corporation incorporated pursuant to the laws of British Columbia, Canada (together with Mr. Kovalyov, the “CFO Consultant”), and the Company, the Company granted the following equity compensation: (i) cashless warrants to purchase 100,000 shares of common stock of the Company, with an exercise price of $1.26 per share, based on the closing price of the Company’s common stock on the date of the signing of the related definitive agreement, expiring on December 21, 2026; (ii) options to purchase 200,000 shares of common stock of the Company, vesting monthly over two years, with an exercise price of $1.75 per share, expiring on December 21, 2031; and (iii) 175,000 restricted shares of common stock of the Company, subject to the following milestone vesting schedule: (a) 75,000 restricted shares will vest upon the Company successfully listing its common stock on NASDAQ or the NYSE; 50,000 restricted shares will vest upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (c) 25,000 restricted shares will vest upon the completion of valuation reports for both Somahlution LLC and HLII; and (d) 25,000 restricted shares will vest upon a material commercial partnership for MATLOC.

Under a consulting agreement, effective December 21, 2021, between Harrison Ross, Rydra Capital Corp., a corporation incorporated pursuant to the laws of British Columbia, Canada (together with Mr. Ross, the “VP-Finance Consultant”), and the Company, the Company granted the following equity compensation: (i) cashless warrants to purchase 100,000 shares of common stock of the Company, with an exercise price of $1.26 per share, expiring on December 21, 2026; (ii) options to purchase 200,000 shares of common stock of the Company, vesting monthly over two years, with an exercise price of $1.75 per share, expiring on December 21, 2031; and (iii) 175,000 restricted shares of common stock of the Company, subject to the following milestone vesting schedule: (a) 75,000 restricted shares will vest upon the Company successfully listing its common stock on NASDAQ or the NYSE; 50,000 restricted shares will vest upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (c) 25,000 restricted shares will vest upon the completion of valuation reports for both Somahlution LLC and HLII; and (d) 25,000 restricted shares will vest upon a material commercial partnership for MATLOC.

All of the securities referenced in the above listed transactions were issued in exempt transactions under Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder of the Securities Act.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 18, 2021, our Board of Directors approved the Marizyme Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”) and our shareholders ratified it on September 20, 2021. The SIP incorporates stock options issued prior to May 18, 2021.

See Item 11 “Executive Compensation—2021 Stock Incentive Plan” for additional information regarding the Plan.

ITEM 6. SELECTED FINANCIAL DATA

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the SEC, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

Overview

Marizyme is a multi-technology life science company dedicated to the acceleration, development and commercialization of medical technologies that promote patient health and present potential for rapid revenue growth.

Key elements of our strategy include:

●	Advancing development of three medical technology platforms - DuraGraft, MATLOC and Krillase – each of which is clinically tested and backed by a portfolio of patented or patent-pending assets;

●	Advancing DuraGraft - our endothelial damage inhibitor, or “EDI”, and MATLOC 1 - our “CKD” screening and diagnostic device, for the Food and Drug Administration De Novo classification process and 510(k) application, respectively. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we expect to submit the DuraGraft De Novo request to the FDA in 2022;

●	Progressing the development of Krillase through planning an animal clinical study which will be conducted in 2022 and we expect will facilitate our entry into the pet health market and generate revenue through the sale of Krillase-based canine dental hygiene products.

We have incurred losses for each period from inception. Our net loss was approximately $11.25 million and $5.85 million for the fiscal years ended December 31, 2021 and 2020, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Our three primary products and medical devices, DuraGraft, MATLOC and Krillase, and other aspects of our business, are described in the section “Item 1 - Business” of this Annual Report.

Key Highlights of Fiscal Year 2021

Acquisition of My Health Logic

On November 1, 2021, Marizyme entered into a definitive arrangement agreement with Health Logic Interactive Inc. pursuant to which the Company will acquire all of the issued and outstanding common shares of My Health Logic Inc., a wholly-owned subsidiary of HLII, in exchange for common shares of Marizyme (the “Marizyme Shares”) in an arm’s length all-share transaction. My Health Logic is a company focused on developing an innovative point-of-care lab-on-chip digital diagnostic device technologies for chronic kidney disease.

On December 22, 2021, Marizyme received the necessary regulatory, court and stock exchange approval to complete the acquisition of MHL resulting in a total of 4,600,000 Marizyme Shares issued to HLII.

The acquisition provided Marizyme with access to consumer-focused handheld point-of-care diagnostic devices that connect to patients’ smartphones and digital continued care platforms, developed by MHL. My Health Logic Inc. plans to use its patent pending lab-on-chip technology to provide rapid results and facilitate the transfer of that data from the diagnostic device to the patient’s smartphone. MHL expects this data collection will allow it to better assess patient risk profiles and provide better patient outcomes. My Health Logic Inc.’s mission is to empower people with the ability to get early detection anytime, anywhere with actionable digital management for chronic kidney disease.

With the completion of the transaction, the Company acquired MHL’s digital diagnostic device MATLOC1. MATLOC 1 is the proprietary diagnostic platform technology in development for the testing of different biomarkers, with a current focus on the urine-based biomarkers albumin and creatinine for chronic kidney disease screening and eventual diagnosis. The Company anticipates MATLOC 1 device will be submitted for FDA approval in late 2022 and the management is optimistic that the approval will be received by mid-2023. Upon FDA approval, we will seek rapid revenue growth using multiple strategic partners and revenue channels.

Financing

In May 2021, the Company offered up to 4,000,000 units (the “Units Offering”), comprised of convertible notes and warrants, with the intent to raise up to $10,000,000 on a rolling basis. The certain terms and conditions of the Units Offering were amended during the year ended December 31, 2021. As a result, during the year ended December 31, 2021, the Company issued an aggregate of 4,260,594 units for net proceeds of $6,692,765. The proceeds from the Units Offering will be used to sustain the Company’s growth and meet its capital obligations.

In addition, the Company entered into an agreement with a new investor for an investment of $6,000,000. Pursuant to the agreement, the investor agreed to up to two additional closings in which it would invest (i) $2,000,000 upon the Company’s filing of a registration statement on Form S-1 with the SEC (filed on February 14, 2022), and (ii) an additional $2,000,000 upon the Company’s responding in a satisfactory manner to the first round of SEC comments relating to the filed Form S-1 (no comments were received from SEC on the filed S-1 form). As of date of this Annual Form one closing for $2,000,000 has been completed and the other closing is in process of completion.

Operational

During the year ended December 31, 2021, Marizyme has been undergoing a corporate restructuring, whereby the key officers, directors, and management team has changed in order to accelerate Company’s progress toward meeting its key objectives and deliver on its strategy.

Component of Results of Operations

Revenue

Revenue represents gross product sales less service fees and product returns. For our Distribution Partner channel, we recognize revenue for product sales at the time of delivery of the product to our Distribution Partner. As our products have an expiration date, if a product expires, we will replace the product at no charge. Currently, all of our revenue is generated from the sale of DuraGraft in European and Asian markets where the product has the required regulatory approvals.

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

Research and Development

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, and employee benefits, those individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of Duragraft, and costs related to manufacturing Duragraft for clinical trials. The Company has entered into various research and development contracts with various organizations and other companies.

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements.

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

Other Expenses

Other expenses consist of mark to market adjustments on contingent liabilities assumed on the acquisition of Somah and interest and accretion expenses related to our convertible notes issued pursuant to the Unit Purchase Agreement. Additionally, other expenses include loss on debt extinguishment as a result of the amendment of the Company’s Unit Purchase Agreements.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change

Revenue	$210,279	$197,136	$13,143

Operating expenses:
Direct costs of revenue	80,354	58,292	22,062
Professional fees	2,269,756	1,153,731	1,116,025
Salary expenses	2,887,309	915,210	1,972,099
Research and development	1,681,899	687,734	994,165
Stock-based compensation	898,444	1,833,292	(934,848)
Depreciation and amortization	43,871	591,458	(547,587)
Other general and administrative expenses	1,170,029	757,022	413,007
Total operating expenses	9,031,662	5,996,739	3,034,923
Total operating loss	$(8,821,383)	$(5,799,603)	$(3,021,780)
Other expenses:
Interest and accretion expense	(126,024)	(45,450)	(80,574)
Change in fair value of contingent liabilities	(1,387,000)	-	(1,387,000)
Loss on debt extinguishment	(663,522)	-	(663,522)
Net loss	$(10,997,929)	$(5,845,053)	$(5,152,876)

Revenue

We recognized revenue of $0.21 million for the year ended December 31, 2021 compared to $0.20 million for the year ended December 31, 2020. The revenue generated came from sales of the DuraGraft product, which was acquired as part of the Somah Transaction. No revenue growth can be attributed to the supply chain and manufacturing delays as a result of the COVID-19 pandemic.

Direct Costs of Revenue

During the year ended December 31, 2021, we incurred $0.08 million in direct costs of revenue, representing increase of $0.02 million if compared to $0.06 million in the direct cost of revenue incurred during the year ended December 31, 2020. Cost of sales grew at a higher rate if compared to the revenue growth, predominantly due to shortage of the raw materials as a result of the COVID-19 pandemic which directly impacted the costs of finding, securing, and acquiring alternative high-quality materials.

Professional Fees

Professional fees increased by $1.12 million or 97% to $2.27 million for the year ended December 31, 2021, compared to $1.15 million for the year ended December 31, 2020. The Company has undergone a number of corporate transactions, including acquisition of the Somah entities and My Health Logic entity and a corporate restructuring, which resulted in legal fees significantly increasing year over year. The increase in professional fees was also a result of the Company’s preparations for the FDA approval and other advancement and development of intellectual property. Additionally, Marizyme relied on number of external consulting firms to oversee multiple facets of the business, including finance and accounting functions of the Company. During the year ended December 31, 2021, Marizyme also initiated the Units Offering transaction, which further contributed to the professional fees increase during the year.

Salary Expenses

Salary expenses for the year ended December 31, 2021, were $2.89 million, a $1.97 million or 215% increase from the comparative year. The increase in salary cost is attributable to the restructuring and growth of the organization as the Company continues to expand into new markets and work towards commercialization of DuraGraft in the United States. As the result of the corporate restructuring, in November 2021 Marizyme appointed a new Chief Executive Officer which further contributed to the salary increases.

Research and Development Expenses

During the year ended December 31, 2021, Marizyme incurred $1.68 million in research and development expenses compared to $0.69 million in the previous year ended December 31, 2020. The increase in the research and development expenses can be attributed to the Company’s focus on development and advancement of our products – DuraGraft and Krillase including several clinical trials, and related research and analysis to advance our technologies during the year.

Other General and Administrative Expenses

Other general and administrative expenses increased $0.41 million or 55% to $1.17 million during the year ended December 31, 2021. The increase was due to the Company’s restructuring, growth, and increased marketing and public relations expenses associated with product branding and costs attributed to running a public company. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Expenses

During the year ended December 31, 2021, the Company initiated the Units Offering transaction, which was completed in tranches on a rolling basis. Due to the substantial modification of the Units Offering agreements in December 2021, the Company recorded a loss of $0.66 million on the extinguishment of the convertible notes issued as part of the Units Offering. Other expenses also include $0.13 million of interest and accretion costs associated with convertible notes issued at discount as part of the Units Offering agreements.

Additionally, the company recognized $1.39 million of fair value loss from mark to market adjustments on the contingent liabilities assumed on the acquisition of Somah.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2021, we had available cash of $4,072,339 and accumulated deficit of $47,823,563. We fund our operations through capital raises.

Private Placements

May 2021 Unit Purchase Agreement

On May 27, 2021, Marizyme entered into a Unit Purchase Agreement to sell up to 4,000,000 units (the ‘Units’) at a price per Unit of $2.50. Each Unit is comprised of (i) a convertible promissory note convertible into common stock of the Company, (ii) a warrant to purchase one share of common stock of the Company (the ‘Class A Warrant’); and (iii) a second warrant to purchase common stock of the Company (the “Class B Warrant”).

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

September 2021 Amended Unit Purchase Agreement

On September 29, 2021, due to a lower common stock price, the Company, with the consent of all Unit holders, amended the May 2021 Unit Agreements. By rescinding their investment, the Unit holders agreed to amend the Unit Purchase Agreement resulted in the following significant changes to the offering:

(i)	Decreased the offering price under the Unit Purchase Agreement from $2.50 per Unit to $2.25 per Unit for all future sales under the Unit Purchase Agreement. No proceeds from the initial investment were returned.
(ii)	Decreased the conversion price from $2.50 per share to $2.25 per share for all current Unit holders and all future investors
(iii)	Cancelled all Class A Warrants and Class B Warrants and replaced them with Class C Warrants.

December 2021 Unit Purchase Agreement

On December 21, 2021, the Company entered into a Unit Purchase Agreement (the “December UPA”) to sell up to 9,714,286 Units at a price per unit of $1.75. Each Unit is comprised of (i) a convertible promissory note convertible into common stock of the Company at an initial conversion price of $1.75 and, (ii) a warrant to purchase two shares of Common Stock at an initial purchase price of $2.25 per share (the new Class C Warrant). Under this December UPA, the Company issued and sold 3,438,572 Units at a per unit purchase price of $1.75, for gross proceeds of $6,000,000. Coinciding with this December UPA, the Company also entered into an Exchange Agreement with the existing Unit holders (the December 2021 Exchange Agreements, as further described below).

December 2021 Exchange Agreements

On December 21, 2021, in conjunction with a $6.0 million investment, the Company and the existing Unit holders agreed to exchange the original securities (“Old Securities”) held by the current investors/unit holders for New Securities, consisting of (i) a New Note in the principal amount equal to the original principal amount of the Original Note, plus all accrued interest through the day prior to December 21, 2021, and (ii) a New Warrant (new Class C Warrants) in exchange for the original Class C Warrants. The Exchange of the Original Securities for the New Securities included the following significant changes:

(i)	Decreased the offering price under the Unit Purchase Agreement from $2.25 per Unit to $1.75 per Unit. Outstanding principal and accrued interest were used to purchase Units at the new per unit price.
(ii)	Extended the maturity date of the notes to December 21, 2023 for all existing notes.
(iii)	Decreased the conversion price from $2.25 per share to $1.75 per share for the New Units.
(iv)	Original Class C Warrants were exchanged for New Class C warrants with an exercise price of $2.25 per share (unchanged) and a five-year life measured from the date of the Exchange Agreement. The decrease in the Unit price also resulted in additional number of New Class C Warrants being issued in exchange for the Original Class C Warrants due to the 200% warrant coverage provided for in the Unit Purchase Agreement.

The Company determined that the terms of the New Securities were substantially different from the Original Securities, and, as such the exchange of the Original Securities for the New Securities was accounted for as an extinguishment of debt on December 21, 2021, and the New Securities accounted for as a new debt issuance.

As a result of this substantial modification, the total of 621,087 Units previously issued were replaced with an aggregate of 832,022 pro-rata Units and a loss on debt extinguishment of $917,499 was recorded in consolidated statements of operations for the year ended December 31, 2021 (2020 - $Nil).

During the year ended December 31, 2021, the Company issued a total of 4,260,594 units for the net proceeds of $6.69 million.

The Company intends to raise up to $10,000,000 on a rolling basis. The proceeds from this offering will be used to sustain the Company’s growth and meet its capital obligations.

Funding Requirements and Other Liquidity Matters

Marizyme expects to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

●	Increase our expertise and knowledge through hiring and retaining qualified operational, financial and management personnel, who will build efficient infrastructure to support development and commercialization of therapies and devices,
●	Increase in research and development and legal expenses as we continue to develop our products, conduct clinical trials and pursue FDA approvals,
●	Expand our product portfolio through the identification and acquisition of additional life science assets, and
●	Seek to increase awareness about our products to boost sales and distributions internationally.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Years Ended December 31,
	2021	2020	$ Change
Net Cash provided by/(used in):
Operating activities	$(5,787,095)	$(3,223,836)	$(2,563,259)
Investing activities	-	(148,656)	148,656
Financing activities	6,956,672	6,275,164	681,508
Net change in cash	$1,169,577	$2,902,672	$(1,733,095)

Operating Activities

Net cash used in operating activities was approximately $5.79 million and $3.22 million for the years ended December 31, 2021 and 2020, respectively. The net cash used in operating activities for the year ended December 31, 2021, was due to approximately $2.23 million spent on professional fees, $2.56 million spent on salaries and related compensation expenses and $1.68 million spent on research and development activities. The net change in operating assets and liabilities primarily related to a $1.84 million increase in accounts payable, accrued expenses, and amounts due to related parties in support of the growth of our operating activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was due to $0.26 million obtained from the issuance of promissory notes to related parties of the Company and $6.69 million of proceeds received from the Units Offering transaction.

Contractual Obligations and Commitments

Royalties and Other Commitments

Upon receiving the FDA approval for the DuraGraft and other key intellectual products, the Company will:

●	Grant of performance warrants to Somahlution, for 4,000,000 restricted common shares of the Company, with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval;
●	Pay royalties on all net sales of the product acquired from Somah of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
●	Pay 10% of cash value of the rare pediatric voucher sales following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somah’s DuraGraft product;
●	Grant of rare pediatric voucher warrants to purchase an aggregate of 250,000 commons shares with a term of five years and a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval, and
●	Pay a liquidation preference, up to a maximum of $20 million upon the sale by the Company of all or substantially all of the assets relating to the Somah products. Upon the sale of either or both of the DuraGraft or Somah derived solid organ transplant products, the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount.

The Company has entered into arrangements for office and laboratories spaces. As at December 31, 2021, minimum lease payments in relation to lease commitments are payable as follows:

	2021	2020
No later than 1 year	$277,142	$208,997
Later than 1 year and not later than 5 years	962,376	1,239,518
Later than 5 years and not later than 10 years	-	-
Total lease commitments	$1,239,518	$1,448,515

We enter into contracts in the normal course of business for our contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the discussion above.

Going Concern

The Company had a net loss for the year ended December 31, 2021 of $11.3 million, working capital as of December 31, 2021 of $1.3 million, and had cash used in operations of $5.8 million for the year ended December 31, 2021. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606” or the “new revenue standard”).

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For enforceable contracts with our customers, we first identify the distinct performance obligations – or accounting units – within the contract. Performance obligations are commitments in a contract to transfer a distinct good or service to the customer.

At contract inception, the Company assesses the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

In-Process Research and Development

We evaluate whether acquired intangible assets are a business under applicable accounting standards. Additionally, we evaluate whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use are considered acquired in-process research and development. When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Fair Value of Derivative and Contingent Liabilities

Our derivative and contingent liabilities are revalued at each reporting period with changes in the fair value of the liabilities recorded as a component of other income (expense) in the statements of operations. There are significant judgments and estimates inherent in the determination of the fair value of these liabilities. If we had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, discount rates, volatilities and exit valuations, the carrying values of our derivative and contingent liabilities, and our net loss and net loss per common share could have been significantly different.

Determination of Purchase Price Allocations

Estimates are made in determining the fair value of assets and liabilities, including the valuation of separately identifiable intangibles acquired as part of an acquisition. Management exercises judgment in estimating the probability and timing of when cash flows are expected to be achieved, which is used as the basis for estimating fair value. Future performance results that differ from management’s estimates could result in changes to liabilities recorded, which are recorded as they arise through profit or loss. The fair value of identified intangible assets is determined using appropriate valuation techniques which are generally based on a forecast of the total expected future net cash flows of the acquiree. Valuations are highly dependent on the inputs used and assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. Consideration paid for an asset acquisition is allocated to the individual identifiable assets acquired and liabilities assumed based on their relative fair values. Asset acquisitions do not give rise to goodwill.

Leases

At the inception of any contractual arrangements we may enter into, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, we record the associated lease liability and corresponding right-of-use asset upon commencement of the lease using either the implicit rate or a discount rate based on our credit-adjusted secured borrowing rate commensurate with the term of the lease. Additionally, we evaluate leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. We assess if a lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. We account for leases that do not meet the finance lease criteria as operating leases, representing our right to use an underlying asset for the lease term. We also recognize operating lease liabilities as our obligation to make lease payments arising from the lease. We recognize operating lease liabilities with a term greater than one year and their corresponding right-of-use assets on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. As needed, we make certain adjustments to the right-of-use asset for items such as initial direct costs paid or incentives received. Because our leases do not typically provide an implicit rate, we utilize the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. We recognize lease costs on a straight-line basis over the lease term and variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space we lease.

Stock-Based Compensation Expense

Stock-based compensation expense for employees and directors is recognized in the Statement of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, we estimate the grant date fair value using our closing stock price on the date of grant. We recognize the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest.

New Accounting Pronouncements

See Note 1 to the Financial Statements included in Item 8 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARIZYME, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marizyme, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marizyme, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination Accounting – Duragraft

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, in 2021, the Company finalized its purchase price allocation related to the 2020 acquisition of Duragraft including the total purchase consideration of $23.6 million. The total purchase consideration includes the estimated fair value of contingent consideration totaling $9.6 million, which Duragraft’s former security holders may receive, subject to the acquired business’s achievement of certain revenue targets and achievement of certain FDA milestones within its development stage in the future. We identified the evaluation of the acquisition date fair value measurement of the contingent consideration as a critical audit matter. There was a high degree of complex auditor judgment in evaluating the key assumptions used to estimate the fair value of the contingent consideration. In particular, the fair value measurement was sensitive to the significant assumptions underlying the estimated amount of future sales of the acquired products. Management utilized its expertise within the industry, including commercial dynamics, trends and utilization, as well as knowledge of clinical development and regulatory approval processes to determine certain of these assumptions. Valuation professionals with specialized skills and knowledge were needed to assist in performing certain fair value calculations. At December 31, 2021, the Company increased its contingent consideration liabilities to $11.3 million utilizing a consistent valuation methodology with the initial fair value.

The Duragraft acquisition was accounted for as a business combination and the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The acquisition date fair values for the identifiable intangible assets are $18.1 million. We identified the evaluation of the acquisition date fair value measurement of certain intangible assets, including customer relationships, market-related, patents, and in-process research and development as a critical audit matter. There was a high degree of complex auditor judgment in evaluating the key assumptions used to estimate the fair value of certain intangible assets. Specifically, key assumptions included the forecasted revenue growth rates. Valuation professionals with specialized skills and knowledge were needed to assist in performing certain fair value calculations.

How the Critical Matter was Addressed in the Audit

To test the estimated fair value of contingent consideration liabilities at the acquisition date and year end, our audit procedures included inspecting the terms of the executed agreement, assessing the Monte Carlo simulation model used and testing the key contractual inputs and significant assumptions discussed above. We evaluated the assumptions and judgments considering observable industry and economic trends and standards, external data sources and regulatory factors. Estimated amounts of future revenues were evaluated for reasonableness in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We also assessed the professional competence, experience, and objectivity of the Company’s external valuation specialist. We involved a valuation specialist to assess the Company’s Monte Carlo simulation model and to perform corroborative fair value calculations.

To test the fair value of the Company’s purchase price allocation and corresponding intangible assets, our audit procedures included evaluating the Company’s valuation model, the method and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We evaluated the forecasted revenues and corresponding gross margins assigned to these intangible assets and compared to relevant industry data as well as management’s assumptions utilized. We reconciled the discount rates to the projected internal rate of return for the acquisition and compared the royalty rates to industry data. We also assessed the professional competence, experience, and objectivity of the Company’s external valuation specialist. We involved our valuation specialists to assist with our evaluation of the valuation model and certain significant assumptions as well as the performance of a parallel calculation.

Business Combination Accounting – My Health Logic Inc.

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, On December 22, 2021, the Company completed its acquisition of My Health Logic Inc. (“MHL”) for total consideration of 4,600,000 common shares, as disclosed in Note 2 to the consolidated financial statements. The acquisition is accounted for as a business combination and the Company allocated $6,600,000 of the purchase price to the fair value of intangible assets including trade names, biotechnology and software. The Company is in the process of finalizing the estimated values of all assets acquired and liabilities assumed including finalizing certain intangible assets and the determination of certain tax basis balances; therefore, the allocation of the purchase price is preliminary and subject to revision as of December 31, 2021.

Auditing management’s preliminary allocation of purchase price for its acquisition of MHL involved especially subjective and complex judgements due to the significant estimation required in determining the fair value and allocation of intangible assets. The significant estimation was primarily due to the complexity of the valuation models used to measure that fair value as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the intangible assets and subsequent amortization expense included forecasted revenues, discount rates, and economic lives. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How the Critical Matter Was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter. To test the fair value of the Company’s purchase price allocation and corresponding intangible assets, our audit procedures included evaluating the Company’s valuation model, the method and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We reconciled the discount rates to the projected internal rate of return for the acquisition and compared the royalty rates to industry data. We also assessed the professional competence, experience, and objectivity of the Company’s external valuation specialist. We involved our valuation specialists to assist with our evaluation of the valuation model and certain significant assumptions as well as the performance of a parallel calculation.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Whippany, New Jersey

March 31, 2022

PCAOB ID Number 100

MARIZYME, INC.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS:
Current
Cash	$4,072,339	$2,902,762
Accounts receivable	8,650	40,585
Other receivables	41,307	-
Prepaid expense	257,169	106,390
Inventory	22,353	56,340
Total current assets	4,401,818	3,106,077
Non-current
Property, plant and equipment, net	12,817	7,122
Operating lease right-of-use assets, net	1,158,776	1,317,830
Intangible assets, net	52,866,192	42,278,211
Prepaid royalties, non-current	339,091	344,321
Deposits	30,000	30,000
Goodwill	7,190,656	-
Total non-current assets	61,597,532	43,977,484
Total assets	$65,999,350	$47,083,561

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$1,596,147	$478,103
Note payable	127,798	-
Due to related parties	1,132,634	-
Operating lease obligations	277,142	243,292
Total current liabilities	3,133,721	721,395
Non-current
Operating lease obligations, net of current portion	881,634	1,074,538
Notes payable, net of current portion	469,252	-
Convertible notes	26,065	-
Derivative liabilities	2,485,346	-
Contingent liabilities	11,313,000	-
Total non-current liabilities	15,175,297	1,074,538
Total liabilities	$18,309,018	$1,795,933

Commitments and contingencies (Note 9)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, issued and outstanding shares - 40,528,188 and 35,928,188 at December 31, 2021 and 2020 respectively	40,528	35,928
Additional paid-in capital	95,473,367	82,077,334
Accumulated deficit	(47,823,563)	(36,825,634)
Total stockholders’ equity	47,690,332	45,287,628
Total liabilities and stockholders’ equity	$65,999,350	$47,083,561

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2021	2020

Revenue	$210,279	$197,136

Operating expenses:
Direct costs of revenue	80,354	58,292
Professional fees (includes related party amounts of $410,400, and $180,000, respectively)	2,269,756	1,153,731
Salary expenses	2,887,309	915,210
Research and development	1,681,899	687,734
Stock-based compensation	898,444	1,833,292
Depreciation and amortization	43,871	591,458
Other general and administrative expenses	1,170,029	757,022
Total operating expenses	9,031,662	5,996,739
Total operating loss	$(8,821,383)	$(5,799,603)

Other expense
Interest and accretion expenses	(126,024)	(45,450)
Change in fair value of contingent liabilities	(1,387,000)	-
Loss on debt extinguishment	(663,522)	-
Total other expense	(2,176,546)	(45,450)

Net loss	$(10,997,929)	$(5,845,053)

Loss per share – basic and diluted	$(0.31)	$(0.22)

Weighted average number of shares of common stock outstanding – basic and diluted	36,041,613	26,373,982

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	19,858,939	$19,859	$59,303,594	$(30,980,581)	$28,342,872
Common shares issued in lieu of payables	254,057	254	261,199	-	261,453
Common stock issued for services	215,000	215	237,285	-	237,500
Sale of common stock	5,600,192	5,600	6,269,564	-	6,275,164
Issuance of common stock for acquisition	10,000,000	10,000	12,490,000	-	12,500,000
Issuance of warrants for acquisition	-	-	1,932,300	-	1,932,300
Issuance of warrants for services	-	-	253,749	-	253,749
Stock-based compensation	-	-	1,329,643	-	1,329,643
Net loss	-	-	-	(5,845,053)	(5,845,053)
Balance, December 31, 2020	35,928,188	$35,928	$82,077,334	$(36,825,634)	$45,287,628
Warrants issued for acquisition	-	-	(732,300)	-	(732,300)
Issuance of common stock for acquisition	4,600,000	4,600	7,769,400	-	7,774,000
Warrants issued	-	-	5,493,821	-	5,493,821
Stock-based compensation expense	-	-	865,112	-	865,112
Net loss	-	-	-	(10,997,929)	(10,997,929)
Balance, December 31, 2021	40,528,188	$40,528	$95,473,367	$(47,823,563)	$47,690,332

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,997,929)	$(5,845,053)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	43,871	591,459
Stock-based compensation	865,112	1,329,643
Stock-based compensation - restricted common stock	33,332	-
Interest and accretion on convertible notes	126,024	-
Issuance of common stock for services	-	237,500
Issuance of warrants for services	368,287	253,749
Change in fair value of contingent liabilities	1,387,000	-
Loss on debt extinguishment	663,522	-
Change in operating assets and liabilities:
Accounts receivable	36,298	(40,585)
Prepaid expense	(184,112)	307,983
Inventory	33,987	127,129
Deposits	-	(30,000)
Accounts payable and accrued expenses	968,788	(155,661)
Due to related parties	868,725	-
Net cash used in operating activities	(5,787,095)	(3,223,836)

Cash flows used in investing activities:
Purchase of intangible assets	-	(148,656)
Net cash used in investing activities	-	(148,656)

Cash flows from financing activities:
Proceeds from promissory notes	263,907	-
Proceeds from financing, net of issuance costs	6,692,765	-
Shares issued for cash, net of offering costs	-	6,275,164
Net cash provided by financing activities	6,956,672	6,275,164

Net change in cash	1,169,577	2,902,672

Cash at beginning of year	2,902,762	90

Cash at end of year	$4,072,339	$2,902,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$45,449
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$2,485,346	$-
Warrants and debt discount issued in connection with convertible notes	$5,125,534	$-
Contingent liabilities	$9,926,000	$-
Issuance of common stock in lieu of payables	$-	$261,453
Issuance of common stock in connection with business combination	$7,774,000	$12,500,000
Notes payable assumed in connection with business combination	$468,137	$-
Issuance of warrants in connection with business combination	$-	$1,932,300
Initial adoption of ROU asset and lease liability	$-	$1,317,830

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Notes to the Consolidated Financial Statements

December 31, 2021

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

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

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries, Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”), Marizyme Sciences, Inc. (“Marizyme Sciences”), and My Health Logic, Inc. (“My Health Logic”). All intercompany transactions have been eliminated on consolidation.

Going Concern

The Company’s consolidated financial statements are prepared using principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $47,823,563 at December 31, 2021. Additionally, the Company has working capital of $1,268,097  and $4,072,339 of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully develop its intangible assets, receive an approval from the U.S. Federal and Drug Administration to extend the selling of the products into the U.S. market which will allow the Company to attain profitable operations.

During the next twelve months from the date the consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the SEC, and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. Subsequent to the year ended December 31, 2021, on February 14, 2021, Marizyme completed a preliminary prospectus with intention to raise up to $17,250,000. The proceeds from the offering will be used by the Company (i) to develop its DuraGraft, MATLOC, and Krillase platforms; (ii) to commercialize and produce its products, and (iii) for general working capital and other corporate purposes. While the Company believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the allocation of the purchase price in a business combination to the underlying assets and liabilities, recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, derivative liabilities, contingent liabilities, and deferred tax valuations.

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

The carrying amounts of certain cash, accounts receivable, accounts payable and accrued expenses, and amounts due to related parties approximate fair value due to the short-term nature of these instruments.

The fair value of lease obligations is determined using discounted cash flows based on the expected amounts and timing of the cash flows discounted using a market rate of interest adjusted for appropriate credit risk.

The contingent liabilities assumed on the acquisition of Somah (Note 2) consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 6.21 years. For the year ended December 31, 2021, changes in these assumptions resulted in $417,000 decrease in fair value of these liabilities. At December 31, 2021 the fair market value of performance warrants and pediatric vouchers warrants liabilities was $4,352,000.

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the year ended December 31, 2021, changes in these assumptions resulted in $1,802,000 increase in fair value of these liabilities. At December 31, 2021 the fair market value of royalty payments was $3,988,000.

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the year ended December 31, 2021, changes in these assumptions resulted in $2,000 increase in fair value of this liability. At December 31, 2021 the fair market value of rare pediatric vouchers was $1,150,000.

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the Agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the year ended December 31, 2021. At December 31, 2021 the fair market value of liquidation preference was $1,823,000.

The derivative liabilities consisted of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to the Unit Purchase Agreement (Note 6).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. At December 31, 2021 and 2020, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
December 31, 2021	Level 1	Level 2	Level 3	December 31, 2020
Liabilities
Derivative liabilities	$-	$-	$2,485,346	$-
Contingent liabilities	-	-	11,313,000	-
Total	$-	$-	$13,798,346	$-

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2020	-
Derivative liabilities	$391,648
Extinguishment of debt obligations	(391,648)
Derivative liabilities - amended Unit Purchase Agreement (Note 6)	2,485,346
Initial valuation of contingent liabilities assumed on Somah acquisition[1]	9,926,000
Change in fair value	1,387,000
Balance at December 31, 2021	$13,798,346

[1]	Measured as at Somah acquisition date of July 31, 2020, see Note 2.

Cash

Cash include cash in readily available checking accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Inventory

Inventory consisted of primarily finished goods and is valued at the lower of cost and net realizable value. Cost is determined using the FIFO method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has determined that no inventory reserve was necessary as of December 31, 2021 and 2020.

Accounts Receivable

Trade receivables are amounts due from customers for goods sold in the ordinary course of business. Accounts receivable are non-interest bearing and are due for settlement in full within 30 days. Trade receivables are shown net of allowance for bad or doubtful debts.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company did not have an allowance at December 31, 2021 or 2020. The Company did not record any bad debt expense in each of the years ended December 31, 2021 and 2020.

Property, Plant, and Equipment, Net

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Machinery, computer equipment and related software are depreciated over five to seven years. Furniture and fixtures are depreciated over four to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

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

In-Process Research and Development

The Company evaluates whether acquired intangible assets are a business under applicable accounting standards. Additionally, the Company evaluates whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use are considered acquired in-process research and development (“IPR&D”). When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment. The Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired during the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2021 and 2020.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Revenue Recognition

Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be intitled in exchange for those goods or services. To achieve this core principle, Topic 606 outlines a five-step process for recognizing revenue from customer contracts that includes i) identification of the contract with a customer, ii) identification of the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the separate performance obligations in the contract, and v) recognizing revenue associated with performance obligations as they are satisfied.

At contract inception, the Company assesses the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

We have identified one performance obligation which is related to our DuraGraft product sales. For our Distribution Partner channel, we recognize revenue for product sales at the time of delivery of the product to our Distribution Partner (customer). As our products have an expiration date, if a product expires, we will replace the product at no charge. There were no significant judgements made in applying this topic.

Direct Cost of Revenue

Cost of sales includes the actual cost of merchandise sold, and the cost of transportation of merchandise from our third-party vendor to our distributer.

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, and employee benefits, those individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of Duragraft, and costs related to manufacturing Duragraft for clinical trials. The Company has entered into various research and development contracts with various organizations and other companies. Payments of these activities are based on the terms of the individual agreements which matches to the pattern of costs incurred. Payments made in advances are reflected in the accompanying balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Stock-Based Compensation

Share-based compensation expense for employees and directors is recognized in the Consolidated Statement of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, we estimate the grant date fair value using our closing stock price on the date of grant. We recognize the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. There were no interest and penalties as of December 31, 2021 and 2020.

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

Comparative Information

To conform with the current year’s financial statement presentation, the Company reclassified certain professional fees, salaries, and rent expenses related to research and development activities for the year ended December 31, 2020 into research and development expenses line item on the Consolidated Statements of Operations. Such reclassifications were not considered material and did not have any effect on the Company’s net loss for the year ended December 31, 2020.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company adopted this guidance effective January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company’s consolidated financial statements as well as material updates to previous assessments. There were no new material accounting standards issued or adopted in year of 2021 that impacted the Company.

2. Acquisitions

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

On July 31, 2020, the Company and Somah entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 3, the Company agreed to assume certain payables of Somah related to clinical and medical expenses. It was agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties. As of December 31, 2021 and 2020, prepaid royalties were $339,091 and $344,321, respectively, and were recorded as a non-current asset.

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

Details of the carrying amount and the fair value of identifiable assets and liabilities acquired and purchase consideration paid are as follows:

Consideration
Common shares	$12,500,000
Warrants	1,200,000
Contingent consideration[1]	9,926,000
Total consideration	$23,626,000

Fair value of identifiable assets acquired, and liabilities assumed
Net working capital	$30,908
Property, plant, and equipment	9,092
Intangible assets	18,170,000
Goodwill	5,416,000
Total identifiable assets	$23,626,000

[1]	During the year ended December 31, 2021, for the purposes of the final allocation of the purchase price consideration, contingent consideration was measured as of the date of Somah acquisition - July 31, 2020 and valued at $9,926,000. Since then, the fair market value of the contingent liabilities, measured in accordance with Level 3 of the fair value hierarchy, has increased by $1,387,000 to $11,313,000 as at December 31, 2021 (Note 1).

The intangible assets acquired include:

●	DuraGraft patent, with estimated remaining economic life of 13 years,
●	“Distribution relationships” intangible asset related to DuraGraft products, with estimated remaining economic life of 10 years, and
●	In-process research and development intangible asset – “Cyto Protectant Life Sciences” with indefinite economic life.

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

My Health Logic Inc.

On November 1, 2021, Marizyme entered into a definitive arrangement agreement with Health Logic Interactive Inc. (“HLII”) pursuant to which the Company will acquire all of the issued and outstanding common shares of My Health Logic Inc. (“My Health Logic” or “MHL”), a wholly owned subsidiary of HLII, in exchange for common shares of Marizyme (the “Marizyme Shares”).

Marizyme is dedicated to the acceleration, development and commercialization of medical technologies that promote patient health, therefore a strategic decision was made during the year ended December 31, 2021 to acquire My Health Logic, which have provided Marizyme with access to MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC 1; and allowed for further growth and development of Marizyme’s portfolio of medical products.

On December 22, 2021, Marizyme received the necessary regulatory, court and stock exchange approval to complete the acquisition of MHL resulting in a total of 4,600,000 Common Shares issued to HLII; 230,000 of these shares are being held and administered by Marizyme to be released to HLII, less any amounts claimed by Marizyme or its affiliates for any losses arising out of certain breaches as set out in the acquisition agreement. This resulted in HLII holding approximately 11.35% of the total number of issued and outstanding Marizyme Shares (based on 40,528,188 Marizyme Shares issued and outstanding immediately after closing).

In accordance with ASC 805-10 the substance of a transaction constitutes a business combination as the business of My Health Logic Inc. meets the definition of a business under the standard. Accordingly, the transaction was accounted for in accordance with the acquisition method of accounting, and the assets acquired, and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. The purchase price is based on management’s estimate of fair value of the common shares issued.

According to ASC 805 the acquirer has a year from the date of acquisition to recognize measurement period adjustments. While Marizyme doesn’t expect the carrying amount and the fair value of identifiable assets and liabilities acquired, provided below, to change, the estimates surrounding the useful life of intangible assets acquired may differ from the initial values determined. The change in useful life of the intangible assets will not have a material impact on the net loss for the year ended December 31, 2021. Additionally, The Company is in the process of finalizing the tax basis related to these intangible assets which is not final as of December 31, 2021.

Details of the carrying amount and the fair value of identifiable assets and liabilities acquired and purchase consideration paid are as follows:

Consideration given up
Common shares	$7,774,000
Total consideration given up	$7,774,000

Fair value of identifiable assets acquired, and liabilities assumed
Net working deficit	$(613,156)
Property, plant, and equipment	12,500
Intangible assets	6,600,000
Goodwill	1,774,656
Total identifiable assets	$7,774,000

As a result of the My Health Logic acquisition, we acquired its lab-on-chip technology platform, its patient-centric, digital point-of-care diagnostic device - MATLOC 1 as well as patents rights and trademarks relating to it. In addition, we acquired ownership rights to MATLOC patents issued in the European Union, Canada, and the United States.

The intangible assets acquired include:

●	Trade name, with estimated remaining economic life of 14 years,
●	Software, which enables customers to track and update their test results, with economic life of 15 years, and
●	Biotechnology intangible assets related to lab-on-chip technology, with estimated remaining economic life of 17 years.

As part of the acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes are unsecured, bear interest at a rate of 9% per annum and mature on August 12, 2022. For the year ended December 31, 2021, Marizyme recognized $1,115 of interest expense on the notes payable (2020 - $Nil).

Goodwill is attributed to the workforce and profitability of the acquired business and is not deductible for tax purposes. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 37.5% was used in the fair value assumptions for the assembled workforce acquired.

Pro-forma revenue, net income, and earnings per share are not presented for this acquisition as they are not material.

3. Leases

On December 11, 2020, the Company entered into a 5.5 - year lease agreement for administrative office and laboratories, which commenced in December 2020 at a monthly rent of approximately $10,817, increasing by 2.5% annually beginning in the second year of the lease until the end of the term. Additionally, pursuant to the agreement, the Company will pay approximately $12,000 per month in operating expenses. As at December 31, 2021, the remaining lease term was 4.42 years. The lease had been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available to the Company at the time.

The following table summarizes supplemental balance sheet information related to the operating lease as of December 31, 2021:

	December 31, 2021	December 31, 2020
Right-of-use asset	$1,158,776	$1,317,830

Operating lease liabilities, current	$277,142	$243,292
Operating lease liabilities, non-current	881,634	1,074,538
Total operating lease liabilities	$1,158,776	$1,317,830

As at December 31, 2021, the maturities of the lease liabilities for the periods ended December 31 were as follows:

2022	$277,142
2023	277,142
2024	277,142
2025	277,142
Thereafter	130,950
Total lease payments	1,239,518
Less: Present value discount	(80,742)
Total	$1,158,776

4. Intangible Assets and Goodwill

Krillase

As part of the asset acquisition of ACB Holding AB, Reg. No. 559119-5762, completed on September 12, 2018, Marizyme acquired all rights, titles, and interest in the Krillase technology, a group of intangible assets worth $28,600,000. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in wound debridement, wound healing, dental care and thrombosis. The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase have not been amortized since the acquisition, as they have not yet been put into operations.

The Company used the qualitative approach and concluded that it was more-likely-than-not that its Krillase assets were not impaired during the years ended December 31, 2021 and 2020.

DuraGraft

As part of Somah acquisition (Note 2), Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology. No impairment has been recognized on Duragraft intangible assets for the years ended December 31, 2021 and 2020.

My Health Logic

As part of My Health Logic acquisition (Note 2), Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000.

Intangible Assets	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
Patents in process	122,745	-	122,745	119,971	-	119,971
DuraGraft patent	5,256,000	(572,768)	4,683,232	14,147,729	(589,489)	13,558,240
Duragraft - Distributor relationship	308,000	(43,633)	264,367	-	-	-
Duragraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000	-	-	-
My Health Logic - Trade name	450,000	(804)	449,196	-	-	-
My Health Logic - Biotechnology	4,600,000	(6,765)	4,593,235	-	-	-
My Health Logic - Software	1,550,000	(2,583)	1,547,417	-	-	-
Total intangible assets	$53,492,745	$(626,553)	$52,866,192	$42,867,700	$(589,489)	$42,278,211

Goodwill

	DuraGraft	My Health Logic	Total
Balance, December 31, 2020	$-	$-	$-
Additions on acquisitions	5,416,000	1,774,656	7,190,656
Impairment	-	-	-
Balance, December 31, 2021	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2019	$28,613,000
Acquired in asset purchase agreement	14,147,729
Additions	106,971
Amortization expense	(589,489)
Balance, December 31, 2020	$42,278,211
Acquired in Somah Transaction[1]	4,022,271
Acquired in MHL Transaction	6,600,000
Additions	2,775
Amortization expense[1]	(37,065)
Balance, December 31, 2021	$52,866,192

[1]	To account for Somah Transaction measurement period adjustments, the Company restated the Quarterly Report on Form 10-Q for the three and six month ended June 30, 2021, originally filed on August 23, 2021. As a result of the restatement, the value of DuraGraft intangibles purchased with the Somah Transaction increased by $4,022,271 and related overestimated amortization of the intangibles decreased by $898,026 for the year ended December 31, 2021.

As the result of the Somah Transaction measurement period adjustments, the Company has recorded amortization expense of $37,066 on its intangibles for the year ended December 31, 2021 (2020 - $589,489).

Future amortizations for Duragraft and My Health Logic intangible assets for the next five years will be $841,172 for each year from 2022 through 2026 and $7,331,585 for 2027 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses, summarized by major category, as of December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Trade accounts payable	$1,465,860	$325,830
Accrued expenses	8,215	21,555
Accrued compensation expenses	122,072	130,718
Total accounts payable and accrued expenses	$1,596,147	$478,103

6. Convertible Promissory Notes and Warrants

May 2021 Unit Purchase Agreement

On May 27, 2021, Marizyme entered into a Unit Purchase Agreement to sell up to 4,000,000 units (the ‘Units’) at a price per Unit of $2.50. Each Unit is comprised of (i) a convertible promissory note convertible into common stock of the Company, (ii) a warrant to purchase one share of common stock of the Company (the ‘Class A Warrant’); and (iii) a second warrant to purchase common stock of the Company (the “Class B Warrant”).

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

September 2021 Amended Unit Purchase Agreement

On September 29, 2021, due to a lower common stock price, the Company, with the consent of all Unit holders, amended the May 2021 Unit Agreements. By rescinding their investment, the Unit holders agreed to amend the Unit Purchase Agreement resulted in the following significant changes to the offering:

(iv)	Decreased the offering price under the Unit Purchase Agreement from $2.50 per Unit to $2.25 per Unit for all future sales under the Unit Purchase Agreement. No proceeds from the initial investment were returned.
(v)	Decreased the conversion price from $2.50 per share to $2.25 per share for all current Unit holders and all future investors
(vi)	Cancelled all Class A Warrants and Class B Warrants and replaced them with Class C Warrants.

December 2021 Unit Purchase Agreement

On December 21, 2021, the Company entered into a Unit Purchase Agreement (the “December UPA”) to sell up to 9,714,286 Units at a price per unit of $1.75. Each Unit is comprised of (i) a convertible promissory note convertible into common stock of the Company at an initial conversion price of $1.75 and, (ii) a warrant to purchase two shares of Common Stock at an initial purchase price of $2.25 per share (the new Class C Warrant). Under this December UPA, the Company issued and sold 3,438,572 Units at a per unit purchase price of $1.75, for gross proceeds of $6,000,000. Coinciding with this December UPA, the Company also entered into an Exchange Agreement with the existing Unit holders (the December 2021 Exchange Agreements, as further described below).

December 2021 Exchange Agreements

On December 21, 2021, in conjunction with a $6.0 million investment, the Company and the existing Unit holders agreed to exchange the original securities (“Old Securities”) held by the current investors/unit holders for New Securities, consisting of (i) a New Note in the principal amount equal to the original principal amount of the Original Note, plus all accrued interest through the day prior to December 21, 2021, and (ii) a New Warrant (new Class C Warrants) in exchange for the original Class C Warrants. The Exchange of the Original Securities for the New Securities included the following significant changes:

(v)	Decreased the offering price under the Unit Purchase Agreement from $2.25 per Unit to $1.75 per Unit. Outstanding principal and accrued interest were used to purchase Units at the new per unit price.
(vi)	Extended the maturity date of the notes to December 21, 2023 for all existing notes.
(vii)	Decreased the conversion price from $2.25 per share to $1.75 per share for the New Units.
(viii)	Original Class C Warrants were exchanged for New Class C warrants with an exercise price of $2.25 per share (unchanged) and a five-year life measured from the date of the Exchange Agreement. The decrease in the Unit price also resulted in additional number of New Class C Warrants being issued in exchange for the Original Class C Warrants due to the 200% warrant coverage provided for in the Unit Purchase Agreement.

The Company determined that the terms of the New Securities were substantially different from the Original Securities, and, as such the exchange of the Original Securities for the New Securities was accounted for as an extinguishment of debt on December 21, 2021, and the New Securities accounted for as a new debt issuance.

As a result of this substantial modification, the total of 621,087 Units previously issued were replaced with an aggregate of 832,022 pro-rata Units and a loss on debt extinguishment of $663,522 was recorded in consolidated statements of operations for the year ended December 31, 2021 (2020 - $Nil).

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the convertible notes meet the definition of derivative liabilities and that the detachable warrants issued do not meet the definition of a liability and therefore will be accounted for as an equity instrument.

The fair value of the warrants of $4,299,649 and the fair value of derivative liabilities of $2,485,346 issued have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the year ended December 31, 2021, the Company recognized interest and accretion expense of $116,676 (2020 - $Nil) in the consolidated statements of operations.

	December 31, 2021	December 31, 2020
Convertible notes issued - original securities	$1,174,945	$-
Issuance costs	(105,745)	-
Debt discount	(964,153)	-
Debt accretion	90,611	-
Extinguishment of debt in connection with December 2021 Exchange Agreements	(195,658)	-
Convertible notes issued - new securities, outstanding at December 31, 2021	7,456,039	-
Issuance costs	(671,044)
Debt discount	(6,784,995)	-
Debt accretion	26,065	-
Convertible notes, net of debt discount	$26,065	$-

Convertible Notes Terms

The Convertible Notes mature in 24 months from the initial closing date and accrue 10% of simple interest per annum on the outstanding principal amount. The Convertible Notes principal and accrued interest can be converted at any time at the option of the holder at a conversion price of $1.75 per share (previously $2.25 per the September 2021 Amendment and originally $2.50 per the May Unit Purchase Agreement). In the event the Company consummates, while the Convertible Note is outstanding, an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000 (“Qualified Financing”), then all outstanding principal, together with all unpaid accrued interest under the Convertible Notes, shall automatically convert into shares of the equity financing at the lesser of (i) 75% of the cash price per share paid in the financing and the conversion price of $1.75 per unit. The Convertible Notes are secured by a first priority security interest in all assets of the Company.

New Class C Warrants Terms

●	Exercise price is the lower of (i) $2.25 per share, or (ii) the Automatic Conversion Price (the lesser of (i) 75% of the cash price per share paid by the other purchasers of next round securities in the Qualified Financing and (ii) the Conversion Price ($2.25, subject to Customary Antidilution Adjustments).
●	Exercisable for a period of 5 years from issuance.
●	Warrant Coverage: 200%.

7. Stockholders’ Equity

a) Preferred stock

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

b) Common stock

The Company is authorized to issue a total number of 75,000,000 shares of common stock with a par value of $0.001.

As of December 31, 2021 there were 40,528,188 shares of common stock issued and outstanding (2020 – 35,928,188). During the year ended December 31, 2021, the Company had the following share issuances:

●	On December 22, 2021, the Company issued 4,600,000 pursuant to the My Health Logic transaction completion (Note 2).

During the year end December 31, 2020, the Company issued the following:

●	On January 9, 2020, the Company settled trade payables of $126,250 through the issuances of 125,000 shares of common stock.
●	On April 6, 2020, the Company settled trade payables of $161,600 through the issuances of 160,000 shares of common stock.
●	On April 6, 2020, the Company issued 5,000 shares of common stock to a director on exercise of stock options.
●	On April 6, 2020, the Company issued 15,000 shares of common stock to a consultant in exchange for services rendered in the amount of $15,150.
●	On June 8, 2020, the Company settled trade payables of $20,200 through the issuances of 20,000 shares of common stock.
●	On July 28, 2020, the Company issued 64,057 shares of common stock on the conversion of $59,453 of debt.
●	On July 28, 2020, the Company issued 20,000 shares of common stock valued at $25,000 to a consultant for services rendered.
●	On July 31, 2020, the Company completed the Soma Acquisition (Note 2) whereas 10,000,000 shares of common stock were issued, fair valued at $12,500,000.

●	On August 3, 2020, the Company completed an initial closing of a private placement pursuant to which the Company sold and issued an aggregate of 4,609,984 shares of its common stock at a purchase price of $1.25 per share. In consideration for services rendered as the placement agent in the private placement, the Company paid Univest Securities LLC cash commissions totaling $460,999, or 8% of the gross proceeds of the private placement closing, a 1% non-accountable expense allowance totaling $57,625, and the $31,250 balance (of a total of $37,500) due to the placement agent in advisory fees. Additionally, the Company issued to the placement agent a five-year warrant to purchase an aggregate of 229,499 shares of the Company’s Common Stock at an exercise price of $1.375 per share. The warrant, for which the placement agent paid the Company $100, may be exercised on a cashless basis.
●	On September 1, 2020, the Company issued 40,000 restricted shares of common stock to Bruce Harmon, the former chief financial officer of the Company.
●	On September 25, 2020, the Company closed on the second tranche of funding in the gross amount of $1,237,760 in exchange for 990,208 shares of common stock. The net amount received by the Company was $1,116,566.
●	On October 1, 2020, the Company entered into a consulting agreement which had various compensation requirements, including the issuance of 20,000 shares of common stock (valued at $1.25 per share) and 36,364 warrants with an exercise price of $1.375.

c) Options

On May 18, 2021, our Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. As of December 31, 2021, there remains 1,649,057 options available for issuance.

During the year ended December 31, 2021, the company granted 1,532,500 (2020 – 1,340,000) share purchase options to directors, officers, employees, and consultants of the Company. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	2021	2020
Risk-free interest rate	1.09%	0.93%
Volatility	252.08%	241.88%
Exercise price	$1.51	$1.37
Dividend yield	0%	0%
Forfeiture rate	0%	0%
Expected life (years)	6.38	10.00

The Company recognizes forfeitures as they occur.

The summary of option activity for the years ended December 31, 2021 and 2020 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2019	2,715,000	$1.50	9.48
Granted	1,340,000	1.25
Exercised	(254,057)	1.02
Outstanding at December 31, 2020	3,800,943	$1.36	8.82
Granted	1,532,500	1.51
Forfeited	(1,682,500)	1.36
Outstanding at December 31, 2021	3,650,943	$1.24	8.34	$1,951,117
Exercisable at December 31, 2021	2,399,371	$1.07	7.70	$1,685,099

As of December 31, 2021, the Company had the following options issued and outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	7.43	$1,509,317
1.25	665,000	213,428	9.09	110,983
1.37	200,000	160,000	8.63	64,000
1.75	800,000	40,000	9.84	800
$1.24	3,650,943	2,399,371	8.34	$1,951,117

d) Restricted Share Units

During the year ended December 31, 2021, the Company granted restricted share awards for an aggregate of 350,000 shares of common stock (2020 – Nil) to directors, senior officers and consultants of the Company, with underlying performance conditions. As of December 31, 2021, we determined that none of the performance condition were likely to be achieved, therefore compensation cost of $Nil for the restricted share awards was recognized in the year ended December 31, 2021 (2020 - $Nil).

e) Warrants

	Number	Weighted Average Price
December 30, 2019	113,637	$3.00
Issued on Somah acquisition	3,000,000	5.00
Issued	280,014	1.38
December 30, 2020	3,393,651	$2.13
Issued pursuant to Unit Purchase Agreement	8,521,187	2.25
Issued	230,000	1.39
December 31, 2021	12,144,838	$2.20

During the year ended December 31, 2021, the Company issued the following:

Unit Purchase Agreements Warrants

Pursuant to the May Unit Purchase Agreement (Note 6) the Company issued: (i) Class A Warrants for the purchase an aggregate of 469,978 shares of common stock, with a strike price of $3.13 per share and a term of five years, and (ii) Class B Warrants for the purchase an aggregate of 469,978 shares of common stock with a strike price of $5.00 per share and a term of five years.

On September 29, 2021, pursuant to the September 2021 Amended Unit Purchase Agreement, all Class A and Class B warrants were replaced with an aggregate of 1,045,549 pro-rata Class C warrants. The warrants had a strike price of 2.25 per share and a term of five years.

On December 2, 2021, the Company issued additional 197,777 Class C warrants with the terms and conditions stipulated in the September 2021 Amended Unit Purchase Agreement.

On December 21, 2021, pursuant to the December 2021 Exchange Agreements (Note 6) all previously issued Original Class C warrants were replaced with an aggregate of 1,664,044 pro-rata New Class C warrants with an exercise price of $2.25 per share (unchanged) and a five-year life measured from the date of the December 2021 Exchange Agreements. The decrease in the Unit price also resulted in additional number of New Class C Warrants being issued in exchange for the Original Class C Warrants due to the 200% warrant coverage provided for in the Unit Purchase Agreement.

On December 21, 2021, pursuant to the December 2021 Unit Purchase Agreement the Company issued additional 6,857,143 New Class C warrants with an exercise price of $2.25 per share and a term of five years.

The detachable warrants issued were accounted for as an equity instrument and were ascribed an aggregate fair market value of $4,447,982 using the residual fair value allocation method.

Other Warrants

During the year ended December 2021, the Company issued warrants for the purchase of an aggregate of 230,000 shares of common stock for a settlement and services rendered. The warrants issued have an average strike price of $1.39 per share and an average term of 4.74 years, were fair valued at $368,287 and recorded in professional fees and salary expense in the onsolidated Statements of Operations for the year ended December 31, 2021.

During the year end December 31, 2020, the Company issued the following:

On July 31, 2020, the Company completed the Somah Acquisition (Note 2) whereas 10,000,000 shares of common stock and 3,000,000 warrants were issued. The warrants have a strike price of $5.00 per share and a term of five years. The valuation of the warrants granted was completed during the year ended December 31, 2021, and the fair market value was determined to be $0.40 per share or $1,200,000.

On September 25, 2020, the Company issued two warrants for services. The warrants were to purchase 168,008 and 112,006 shares with a strike price of $1.375 and a term of five years. The fair market value was determined to be $0.9062 per share or $152,249 and $101,500, respectively, or $253,749, collectively.

f) Stock-based compensation

During the year ended December 31, 2021, the Company recorded $865,111 in non-cash share-based compensation (2020 - $1,833,292). Additionally, the Company recognized $33,333 of stock-based compensation on restricted common stock in the year ended December 31, 2021.

8. Related Party Transactions

As at December 31, 2021, the Company owed an aggregate of $1,132,634 (2020 - $Nil) to related parties of the Company, comprised of the following:

i.	During the year ended December 31, 2021, the Company entered into a promissory note agreement with Brad Richmond, a related party and former acting Vice President of Finance, for the total proceeds of $168,907 (2020 - $Nil). The note bears no interest, unsecured, and has no terms of repayment. Mr. Richmond also incurred an aggregate $368,500 in administrative and general expenses on behalf of the Company, which were reimbursed to Mr. Richmond in full, in the year ended December 31, 2021. As of December 31, 2021, the Company owes $168,907 to Mr. Richmond (2020 - $Nil).

ii.	During the year ended December 31, 2021, the Company entered into a promissory note agreement with Frank Maresca, a related party and shareholder of the Company, for the total proceeds of $95,000 (2020 - $Nil). The note bears no interest, unsecured, and has no terms of repayment. The Company also received consulting services from Mr. Maresca, and pursuant to the agreement incurred $360,000 in professional expenses for the year ended December 31, 2021 (2020 - $180,000). Mr. Maresca also incurred $198,841 in administrative and general expenses on behalf of the Company. As at December 31, 2021, the Company owes Mr. Maresca a total of $871,371 for the promissory note, consulting services and expenses reimbursement (December 31, 2020 – $Nil).

iii.	The Company received consulting services from other shareholders, consultants, and related parties of the Company, and pursuant to the various agreements incurred an aggregate $50,400 in professional expenses for the year ended December 31, 2021 (2020 - $Nil). These related parties also incurred $41,956 in administrative and general expenses on behalf of the Company. As at December 31, 2021, the full amount of $92,356 was outstanding and payable to the related parties.

Additionally, as part of the Somah transaction in 2020 (Note 2), the Company recorded a prepaid royalty to the shareholders of Somahlution. The primary beneficial owner is Dr. Vithal Dhaduk, a director and significant shareholder of the Company. As at December 31, 2021, the company had $339,091 in prepaid royalties (2020 - $344,321) which had been classified as non-current in the consolidation balance sheets.

9. Commitments and Contingencies

Legal Matters

Dr. Vithal D. Dhaduk (“Dhaduk”), former Interim CEO of Marizyme and a co-founder of Somahlution, LLC, was the subject of a complaint filed in the United States District Court, Middle District of Pennsylvania, Civil Action No. 3:17 cv 02243 in December 2017 by Mukeshkkumar B. Patel (“Patel”), a former business partner of Dhaduk, which complaint made claims of breach of contract, promissory estoppel and unjust enrichment regarding a Memorandum of Understanding, dated July 16, 2015, between Patel and Dhaduk (“MOU”). The MOU provided that Dhaduk would pay Patel $9,450,000 as consideration for Patel’s agreement to, among other things, (i) exit certain legal entities that were purportedly jointly owned by certain affiliates of Dhaduk and Patel, including Somahlution LLC, and (ii) relinquish his ownership interests in such entities. On December 2, 2019, the court granted Patel’s motion for summary judgment on his breach of contract claim. The complaint was settled between Dhaduk and Patel in the year ended December 31, 2021, with no financial impact to the Company.

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints allege that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both Campbell/Harmon Complaints demand approximately $30,000 - $50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable. We intend to vigorously defend against these claims. These cases are currently in arbitration.

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022.
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board of Directors on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the year ended December 31, 2021, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020 (Note 2), the Company entered into the Agreement with Somah stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. As at December 31, 2021, the Company had not earned any revenues from Krillase and did not have any sales of the DuraGraft products in U.S., therefore no royalties have been accrued or paid in the year.

Upon receiving FDA approval for the Duragraft product, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As at December 31, 2021, minimum lease payments in relation to lease commitments are payable as described in Note 3.

Risks and Uncertainties

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world and every state in the United States. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. As a result, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, including such authorities in Europe, which could result in delays of reviews and approvals. While there have been no specific notices of delay from federal or foreign government authorities, potential interruptions, delays, or changes to the operations of the FDA, or of any foreign authority with which we might interact, might impact the approval of any applications we plan and will need to file in the future.

In addition, we are dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill our orders is critical to our business success. The COVID-19 pandemic has impacted and may continue to impact certain of our manufacturers and suppliers. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

If the COVID-19 pandemic does not continue to slow and the spread of COVID-19 is not contained, our business operations, including those of contract manufacturers, could be further delayed or interrupted. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. It is not possible to reliably measure or quantify the impact COVID-19 has had on the financial results of the Company. If the COVID-19 pandemic continues for an extended period, it may materially adversely impact business operations and, consequently, future financial results.

10. Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company is subject to taxation in the US and Canada. The following table provides a breakdown of net loss between domestic and foreign jurisdictions for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Net loss - domestic	$(10,997,929)	$(5,845,053)
Net loss foreign	-	-
Total	$(10,997,929)	$(5,845,053)

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2021.

As of December 31, 2021, and 2020, the Company has net operating loss carry forwards of $41,706,000 and $30,971,000, respectively. The net operating loss carryforwards are expected to expire at various times through 2041. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2021 and 2020), as follows:

	December 31, 2021	December 31, 2020
Tax expense (benefit) at the statutory rate	$(2,309,565)	$(1,227,461)
Non-deductible items	620,855	384,991
Deferred true-ups	(119,782)	124,206
Change in valuation allowance	(2,309,565)	718,264
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2021 and 2020 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020, are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforward	$8,758,337	$6,504,000
Lease liability	277,142	277,000
Deferred tax assets before valuation allowance	9,035,479	6,781,000
Less: deferred tax asset valuation allowance	(5,093,324)	(3,284,382)
Total deferred tax asset after valuation allowance	3,942,155	3,496,618
Deferred tax liabilities:
Intangible assets	(3,665,013)	(3,219,618)
Fixed assets	(277,142)	(277,000)
Total deferred tax liabilities	3,942,155	3,496,618
Total net deferred tax asset (liability)	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2021 and 2020 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $5,093,000 and $3,284,000 as of December 31, 2021 and 2020, respectively. The Company is evaluating the foreign reporting requirements as it relates to revenue from foreign sources and has determined that any accrual would not be material.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to them.

11. Subsequent Events

We evaluated subsequent events through the date on which the consolidated financial statements were issued and except as noted below, no events require recognition or disclosure.

Subsequent to the year ended December 31, 2021, we conducted the following additional closings of our unit private placement in which we accepted the indicated non-cash forms of consideration in exchange for units in the private placement:

●	On January 13, 2022, we issued to a consultant 22,857 units at a price of $1.75 per unit in exchange for their services. The units consist of Convertible Notes in the aggregate principal amount of $40,000 and Class C warrants for the purchase of 45,714 shares of our common stock.

●	On January 24, 2022, we issued to two unrelated investors a total of 159,245 units at a price of $1.75 per unit in exchange for the assumption, cancellation, and conversion of principal notes of our subsidiary My Health Logic. The units consist of Convertible Notes in the aggregate principal amount of $278,678 and Class C warrants for the purchase of 218,490 shares of our common stock.

●	On January 24, 2022, we issued to the representative and its designee, Bradley Richmond, our licensing and market advisor and former Acting Vice President of Finance, a total of 171,429 units at a price of $1.75 per unit in exchange for his services. The units consist of Convertible Notes in the aggregate principal amount of $300,000 and Class C warrants for the purchase of 342,000 shares of our common stock.

●	On January 26 and February 14, 2022, in exchange for services of Mr. Richmond, we granted to him 300,000 warrants to purchase an aggregate 300,000 shares of our common stock at an exercise price of $0.01 per share. On March 15, 2022, Mr. Richmond exercised 300,000 of warrants issued to him subsequently to the year end, upon which Marizyme issued to Mr. Richmond 300,000 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021. This conclusion was based on the material weakness in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. As previously reported in our annual report on Form 10-K for the year ended December 31, 2020, management concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in the design and operating effectiveness of internal controls related to inadequate internal technical staffing levels and lack of board or management oversight. In connection with our preparation of our annual consolidated financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to the following:

●	We did not maintain a sufficient complement of internal personnel with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements. We relied on outside consulting technical experts and did not maintain adequate internal qualified personnel to properly supervise and review the information provided by the outside consulting technical experts to ensure certain significant complex transactions and technical matters were properly accounted for.
●	In addition, we did not have proper segregation of duties in certain areas of our financial reporting process. The areas where we had a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment.
●	We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments. We did not have adequate policies and procedures in place to ensure the timely, effective review of compliance with contractual covenants in certain financial instruments, including equity instruments, and
●	We did not have an independent audit committee to oversee the financial reporting processes and reporting.

These material weaknesses have not been remediated as of December 31, 2021.

In connection with our preparation of our annual consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. The primary factors contributing to the material weaknesses were as follows:

●	We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments, including equity instruments, and
●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting.

Remediation Efforts to Address Material Weaknesses

To remediate the material weaknesses described above, management will add controls to further enhance and revise the design of the existing controls including:

●	Establishing policies and procedures to ensure timely review, by qualified personnel, of assumptions used in measuring fair value of certain financial instruments.
●	Reassessing the design and operation of internal controls over financial reporting and review procedures over the preparation of our financial statements.
●	Hiring permanent accounting personnel and used consultants to provide support during our quarterly and annual preparation, review, and reporting of our financial statements.
●	Maintaining adequate internal qualified personnel to properly supervise and review the information provided by the outside consulting technical experts to ensure certain significant complex transactions and technical matters were properly accounted for.

We cannot assure you that the planned measures in response to these material weaknesses will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are a smaller reporting company and are not subject to auditor attestation requirements under applicable SEC rules.

Changes to Internal Controls and Procedures over Financial Reporting

There were significant changes in our internal controls over financial reporting that occurred during the period covered by the Annual Report:

●	In November 2021, the Company hired an internal bookkeeper to create a segregation of duties and appointed a new Chief Executive Officer effective November 10, 2021. In addition, effective December 23, 2021 we appointed a new Chief Financial Officer and Vice President of Finance to create segregation of duties and add tan appropriate level of technical knowledge and experience to our team. In the last quarter of the year, the Company also retained the services of a consulting firm to assist us with financial consulting and provide support with preparation of the financial information.
●	On December 29, 2021, the Company established or reestablished (i) the Compensation Committee to represent and assist the Board in fulfilling its oversight responsibilities related to the Company’s compensation structure and compensation, including equity compensation, and other remunerations paid by the Company; (ii) the Audit Committee to represent and assist the Board in fulfilling its general oversight of the Company’s accounting and financial reporting processes, audits of the financial statements, and internal control and audit functions.
●	(iii) the Nominating Committee to find the best candidate for each office; and (iv) a Governance Committee to represent and assist the Board in fulfilling its oversight responsibility to assure that the Company is governed in a manner consistent with the interests of its stockholders and in compliance with applicable laws, regulations, rules and orders.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

All directors hold office for a term of approximately one year, or until the next annual meeting of shareholders, until the election and qualification of their successors. Officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Position
David Barthel	Chief Executive Officer and Director
Dr. Vithalbhai Dhaduk	Chairman of the Board and Independent Director
George Kovalyov	Chief Financial Officer
Harrison Ross	Vice President of Finance
Dr. Steven Brooks	Chief Medical Officer
Dr. Catherine Pachuk	Chief Scientific Officer and Executive Vice President
Terry Brostowin, Esq.	Independent Director
Dr. William Hearl	Independent Director
Julie Kampf	Independent Director

Executive Management Team

David L Barthel, MBA was appointed as Chief Executive Officer in November 2021 and was appointed to our board of directors in December 2021..Mr Barthel founded The SmartPill Corp. in 2002 and led the company as CEO & President until its acquisition in October 2012 by medical device giant, Medtronic plc (Nasdaq: MDT). After the acquisition From July 2019 to February 2021 Mr. Barthel joined an affiliate company of Medtronic plc as Area Vice President, Southeast Division until July 2019., Mr. Barthel was Managing DIrecor at an affiliate company of Henry Schein, Inc. From March 2021 to November 2021, Mr. Barthel was Chief Executive Officer of Health Logic Interactive Inc. and its wholly owned subsidiary, My Health Logic Inc., a company focused on developing an innovative point-of-care lab-on-chip digital diagnostic device technologies for chronic kidney disease. My Health Logic Inc., which holds the MATLOC 1 device technology and all accompanying agreements, was acquired by Marizyme in December 2021. Mr. Barthel earned a Bachelor of Arts Degree from St. Norbert College in De Pere, Wisconsin and an MBA from Lake Forest Graduate School of Management in Lake Forest, Illinois. Our board of directors believes that Mr. Barthel is qualified to serve as a member of the Board due to his 25 years of executive leadership of early-stage and large corporations in the healthcare and medical devices industries

George Kovalyov, CPA was appointed as Chief Financial Officer in December 21, 2021. Previously he had served as the chief operating officer and director of HLII from September 2020 to November 2021, and has served as HLII’s chief financial officer since December 2021. In addition, he has served as a director and audit committee member of Margaret Lake Diamonds Inc. (TSX.V: DIA) since January 2021. From September 2018 to September 2020, Mr. Kovalyov was VP of Finance and director of Phivida Holdings Inc. (CSE:VIDA), a premier brand of cannabidiol-infused foods, beverages and clinical products. From October 2016 to September 2020, he was the principal owner of Schindler and Company, an accounting consulting firm. Mr. Kovalyov is a chartered accountant and is a member of Chartered Professional Accountants of Canada. He graduated from Kwantlen University College with a Bachelor of Business Administration (BBA), Accounting.

Harrison Ross, CFA was appointed as Vice President of Finance in December 2021. Previously he had served as the chief financial officer of HLII from July 2020 to November 2021, and has served as HLII’s chief executive officer since December 2021. In addition, Mr. Ross has served as a director for the Codebase Ventures Inc. (CSE:CODE) (FSE:C5B) (OTCQB:BKLLF) since October 2021. From November 2017 to October 2020, he was CFO of DC Acquisition Corp., a Canadian Capital Pool Company that completed a reverse takeover of a Canada-focused retail company that currently trades on the TSXV. Mr. Ross was simultaneously working part-time for the family-owned company Graymont Limited from January 2017 to December 2019 and before that was an equity analyst at the investment-management firm Duncan Ross and Associates from June 2016 to January 2018. In 2017, Mr. Ross became a CFA Charherholder and in 2013 Mr. Ross received his bachelor’s degree from the University of Western Ontario in Business and Organizational Studies with a specialization in accounting.

Steven Brooks, M.D., MBA, FACC was appointed as Executive VP of Medical and Regulatory Affairs, Chief Medical Officer on December 21, 2021. Since June 2014, Dr. Brooks has been the principal of Brooks Medtech, LLC, a medical technology consulting firm. Since January 2021, Dr. Brooks has also been Vice President of Medical Sciences and Regulatory Affairs of Vita Therapeutics, LLC, a biotechnology company. Dr. Brooks has more than 20 years in medicine and industry supporting the commercialization of medical innovation, including medical devices, mHealth, drugs, biologics and combination products. Dr. Brooks’ interests include evidence development, clinical trial design and execution, regulatory and reimbursement strategy and healthcare market strategy.

Previously Dr. Brooks was an Interventional Cardiologist at University of Maryland Medical Center and private practice, and then a Medical Officer at the FDA for six years in Center for Devices and Radiological Health in the Division of Cardiovascular Devices.

Dr. Brooks has held positions with the life science consulting firms NDA Partners, Popper & Company, and Sage Growth Partners. He is CMO for Global Interconnect and is the Senior VP of Medical Sciences and Regulatory Affairs for Vita Therapeutics, LLC. He previously held the positions of CMO for Cardiocube, LLC and VP of Regulatory Affairs and Health Economics for Ablative Solutions, Inc.

Dr. Brooks achieved his MD degree at the University of Pittsburgh School of Medicine, and Residency, Cardiology and Interventional Cardiology Fellowships at University of Pittsburgh Medical Center. He received his MBA from the Johns Hopkins Carey School of Business in the Business of Medicine Program, and a B.A at Duke University.

Catherine J Pachuk, Ph.D. Dr. Pachuk became our Chief Scientific Officer and Executive Vice President in July 2020. Prior to our acquisition of the Somahlution Assets in July 2020, Dr. Pachuk had been Somahlution’s Chief Scientific Officer and Executive Vice President since June 2011. Dr. Pachuk has more than 25 years of research and development leadership experience in the pharmaceutical and biotech sectors with expertise in both drug, device, and vaccine development with significant experience in nucleic acid based therapeutic platforms including ASO, RNAi and nucleic acid-based vaccines. Dr. Pachuk’s key areas of therapeutic focus are viral diseases including Hepatitis B, Hepatitis C, metabolic disease, HCC, and indications associated with Ischemia Reperfusion Injury. Dr. Pachuk was involved in advancing multiple medical devices into the clinic and market including several first-in-man compounds. Dr. Pachuk received her Ph.D. in molecular virology from the University of Pennsylvania where she studied the molecular biology of coronaviruses. Dr. Pachuk also has a dual Regulatory Affairs Certificate from RAPS (Regulatory Affairs Professional Society) in Medical Devices and Pharmaceuticals.

Following a post-doctoral fellowship at SmithKline Beecham, Dr. Pachuk joined Apollon, Inc. to develop programs in oligonucleotide-based therapeutics, and subsequently DNA-based vaccines for both viral and oncology indications. Following the acquisition of Apollon, Inc. by Wyeth-Ayerst Research in 1998, Dr. Pachuk continued to direct several vaccine programs which resulted in several plasmid-based vaccine products being advanced into clinical trials. During this time, Dr. Pachuk worked with FDA’S CBER division in the drafting of a “Points to Consider” document regarding considerations for administration of plasmid DNA compounds in humans. In 2001, Dr. Pachuk co-founded Nucleonics, a biotech focused on the development of RNAi-based therapeutics, one of which was advanced into clinical studies in Chronic Hepatitis B patients. Until April of 2008, Dr. Pachuk was VP of Preclinical Research. Dr. Pachuk then went on to lead biology and preclinical development efforts for Pfizer’s oligonucleotide therapeutic programs (ASO and siRNA) in the areas of oncology and metabolic disease and was a member of the Executive Leadership Team. Dr. Pachuk also has significant experience in nucleic-acid delivery and has led nucleic acid-delivery and formulation development programs for ASO, plasmid-based therapeutics, and siRNA at Apollon/Wyeth Vaccines, Nucleonics and Pfizer. Dr. Pachuk also was responsible for obtaining more than 1.8 million dollars in government and private grants.

Dr. Pachuk is currently a Scientific Advisory Board member for Ocugen Inc where Dr. Pachuk advises on the development of a COVID-19 vaccine and is currently an invited expert curator for the American Society of Microbiology’s COVID-19 research registry. Dr. Pachuk is also an adjunct faculty member at both Florida Atlantic University and Baruch Blumberg Institute.

Directors

Dr. Vithalbhai Dhaduk. In June 2021, Dr. Dhaduk was appointed as Chairman, and in July 2021, was appointed Interim Chief Executive Officer. Upon Mr. Barthel’s appointment as Chief Executive Officer in November 2021, Dr. Dhaduk resigned his position as Interim Chief Executive Officer. Dr. Dhaduk also serves as the chairman of our Nominating and Corporate Governance Committee. Dr. Dhaduk has more than 30 years’ professional experience as a neurologist who has served as Head of Neurology at Professional Neurological Associates for 20 years and Assistant Professor of Neurology at Commonwealth Medical College. Dr. Dhaduk currently serves as President and Chairman at Professional Neurological Associates (since 1987), Chairman of Dap Dhaduk 1 to 8 (since 1998), Chairman of Caritas International Trading Inc. (since 2011), President and Chairman of Caritas Real Estate Group (since 2011), President and Chairman of Core Hospitality LLC (since 2011), President and Chairman of Star Real Estate LC (since 2012), President and Chairman of Coracias Advanced Technology LLC (since 2016), Board of Directors for The Wright Center (since 2017), and President and Chairman of CorePharma, LLC (since 2018). Previously, Dr. Dhaduk had served as Chairman of Global Pharma Analytics (2012 – 2019), as President and Chairman of Somahlution, LLC (2012 – 2019), President and Chairman of Apicore LLC (2005 – 2016), President and Chairman of R&D Future Aire Tech (2011 – 2013), President and Chairman of Neuron Biotech (2007 – 2013), President and Chairman of Synerx Pharmaceutical (2007 – 2013), and as a Director on the Board of Directors at FNCB Bancorp, Inc. (NASDAQ: FNCB, from 2017 to May 2021). Dr. Dhaduk is a managing trustee of charitable trust and past President and Chairman of Saurashtra Patel Cultural Samaj. Our board of directors believes that Dr. Dhaduk is qualified to serve as a member of the Board due to his experience as a director on various private company boards, and his more than 35 years in the medical profession and as a business owner.

Dr. Dhaduk received a Bachelor of Medicine and Bachelor of Surgery in 1980 from M.P. Shah Medical College in Jamngar, India. Dr. Dhaduk has a Pennsylvania and New Jersey medical licenses (both since 1985), PGY-1 waiver on basis of excellence in post-graduation from the Board of Psychiatry and Neurology (1984), FLEX (Federal Licensing Examination (1984) and ECFMG Certification (1981). Dr. Dhaduk has received the following awards: David Dunn Memorial Award for Outstanding Teaching and Study of Neurology, Medical College of Pennsylvania (1986 – 1987) and Honors in Medicine, M.P. Shah Medical College, India (1980). Dr. Dhaduk has memberships in Fellow of the American Academy of Neurology, Pennsylvania Medical Society, Lackawanna County Medical Society, American Medical Association, MS Society, Parkinson’s Support Group, National Headache Foundation, Alzheimer’s Support Group and Who’s Who Registry.

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

Terry Browstowin, Esq. was appointed as an independent director in December 2018. Mr. Brostowin also serves as the chairman of the Company’s Audit Committee and as a member of its Compensation Committee. Mr. Brostowin is an attorney admitted to the Federal Courts in both the Eastern and Southern Districts of New York and the District of New Jersey. Mr. Brostowin has been President of Brostowin & Associates, PC, since December 2016.

Mr. Brostowin has extensive expertise in contracts and commercial litigation. Mr. Brostowin has provided his opinion to the New York City Mayor’s office of judicial screening committees on judicial reappointments and was a compliance specialist ensuring the Department of Correction’s compliance with various Federal Court ordered mandates and ensured the financial integrity of various vendors doing business with the Financial Systems Division. Mr. Brostowin has been affiliated with the law firm Brostowin & Associates, PC, since 2009. Our board of directors believes that Mr. Brostowin is qualified to serve as a member of the Board due to his experience as a practicing attorney for almost 25 years.

William Hearl, Ph.D. was appointed as an independent director in October 2020. Dr. Hearl also serves as a member of the Company’s Audit Committee, Compensation Committee and its Nominating and Corporate Governance Committee. Dr. Hearl is the founder of Immunomic Therapeutics, Inc. and has served as its chief executive officer, chairman, and president since January 2006. Dr. Hearl is an experienced and successful life science businessman and entrepreneur. Dr. Hearl is adept at brokering mutually beneficial partnerships and identifying non-traditional collaborations and investment opportunities.

Dr. Hearl is also a founder of Capital Genomix, Inc. (CGI), a Maryland-based biomarker and drug discovery Company and served as its first chief executive officer from inception in 2000 to late 2002 when he assumed the role of chief scientific officer. Dr. Hearl raised seed funds and Series A & B funding for CGI (approximately $5 million in cash/debt). Dr. Hearl also acquired the Dynex Technologies division of Thermo Scientific in a leveraged acquisition deal, which was subsequently divested and yielded a remarkable tenfold return to CGI.

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

Dr. Hearl received his Ph.D. in biochemistry from the University of Tennessee and B.S. from East Tennessee State University.

Our board of directors believes that Dr. Hearl is qualified to serve as a member of the Board due to his experience as a biotech / biopharma executive having successfully guided Immuomic Therapeutics to profitability over the last 15 years. He has raised more than $400 million in equity and non-dilutive capital highlighted by his major transaction with Astellas Pharma in 2015. He has served on numerous boards included the Maryland Governor’s Life Science Advisory Board and has a substantial network of business contacts including into international market in Japan and South Korea. Dr. Hearl was a finalist for the Maryland Tech Council CEO of the Year in 2021 and is recognized as a leader in the biotech business community in Maryland.

Julie Kampf was appointed as an independent director in February 2021. Ms. Kampf also serves as a member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee, and serves as chairman of the Company’s Compensation Committee. Ms. Kampf is a global business executive and thought leader on talent and diversity, with 30 years of experience in the life science and retail/consumer fashion industries and on not-for-profit Boards of Directors. Ms. Kampf is currently Chief Executive Officer of JBK Associates International, which she founded in 2003, and which has grown to become a multi-million-dollar company and one of INC’s fastest growing private companies, four consecutive years, beginning in 2011. Ms. Kampf has a reputation for delivering results that exceed expectations working with life science company CEOs and Boards, ranging from companies included in the Fortune 100 to early-stage startup companies.

Ms. Kampf has significant not-for-profit board and advisory committee experience having served on Howard University’s School of Communications Board of Visitors, where she helped launch an entrepreneurial incubator and established an award for student entrepreneurs. Her not-for-profit board service spans the Linkage Diversity Summit, Enterprising Women magazine, International Association of Corporate and Professional Recruitment, Girl Scout Council of Bergen County, Guiding Eyes for the Blind. Additionally, Ms. Kampf has served on the Executive Committee of Good Grief, a national leader in delivering grief services to children and their families.

Ms. Kampf was president of the 1,750-member HBA (Healthcare Businesswomen’s Association) Metro Chapter, where she co-founded a successful mentoring program. At the same time as a founding member of Bergen County’s Women United in Philanthropy, Ms. Kampf helped launch the area’s largest grantor giving circle focused on women’s issues.

Ms. Kampf has received numerous awards, including having been recognized as one of New Jersey’s Best 50 Women in Business, an Enterprising Woman of The Year, an Ernst & Young Entrepreneurial Winning Woman, and a Brava Smart CEO Winner. In 2013 and 2009, Ms. Kampf was recognized as one of the PharmaVoice 100 “most inspiring people in the Life Science Industry.”

Ms. Kampf earned a BA in Political Science from the University of Rhode Island, where she minored in Marketing.

Our board of directors believes that Ms. Kampf is qualified to serve as a member of the Board due to her experience holding executive committee positions on non-profit boards and having been the president of a non-profit board with more than 1,700 members. Additionally, Ms. Kampf serves public companies in her business life and works directly with public company boards in many cases. Ms. Kampf has built a business from the group up to a multi-million-dollar businesses; therefore Ms. Kampf is keenly aware of the drivers for growth. Ms. Kampf is a compensation expert given the work that she does in the search industry, and her knowledge of talent management, culture and diversity.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our Board has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Currently, Dr. Vithal Dhaduk serves as Chairman of the Board. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board of Directors is led by the Chairman. The Company has five directors, and its Chief Executive Officer and Chief Financial Officer report to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and is in the best interest of the stockholders.

●	The Company believes this structure allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board’s and Its Committees’ Role in ROsk Oversight

Effective risk oversight is an important priority of the Board. Because risks are considered in virtually every business decision, the Board discusses risk throughout the year generally or in connection with specific proposed actions. The Board’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides the relevant oversight on risk assessment and mitigation.

Review and Approval of Transactions with Related Parties

Generally, the Board of Directors will approve transactions with related parties only to the extent the disinterested directors believe that they are in the best interests of the Company and on terms that are fair and reasonable (in the judgment of the disinterested directors) to the Company. We have not adopted a written policy regarding related-party transactions.

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of five members: David Barthel, Dr. Vithalbhai Dhaduk, Dr. William Hearl, Julie Kampf, and Terry Brostowin. Our board of directors has determined that Dr. Vithalbhai Dhaduk, Dr. William Hearl, Julie Kampf, and Terry Brostowin are independent directors as that term is defined in Nasdaq Listing Rule 5605(a)(2). We will also appoint two additional independent directors upon the effectiveness of our registration statement for our anticipated public offering. Each director serves until our next annual meeting or until his or her successor is duly elected and qualified.

Committees of the Board of Directors

Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. On January 26, 2022, the Board restructured its committees and established or reestablished an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board also adopted a committee charter for each committee. The committee charters have been filed as exhibits to the registration statement for our anticipated public offering. We intend to make each committee’s charter available on our website at https://www.marizyme.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations. Terry Brostowin, Dr. William Hearl and one of the additional directors to be appointed upon the effectiveness of the registration statement for our anticipated public offering, each of whom satisfies or will satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, were or will be selected to serve on our audit committee, with Mr. Brostowin serving as the chairman. The additional director to be appointed upon the effectiveness of the registration statement for our anticipated public offering will have been determined by our board to be qualified as an “audit committee financial expert” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K.

The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors and perform such other activities consistent with its charter and our Bylaws as the Committee or the Board deems appropriate. The Audit Committee will produce an annual report regarding our future year-end financial statements, which will be included in our future proxy statements for each year’s annual meeting. The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the SEC and the federal securities laws.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

During the fiscal year ending December 31, 2021, our Audit Committee held four meetings.

Compensation Committee

Julie Kampf, Terry Brostowin, and Dr. William Hearl, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our compensation committee, with Ms. Kampf serving as the chairman. The members of the compensation committee are “Non-Employee Directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The Compensation Committee is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain advisors to advise the Compensation Committee. The Compensation Committee may delegate its authority to subcommittees of independent directors, as it deems appropriate.

During the fiscal year ending December 31, 2021, our Compensation Committee met three times.

Nominating and Corporate Governance Committee

Nominating and Corporate Governance Committee

Dr. Vithalbhai Dhaduk, Dr. William Hearl and Julie Kampf each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Dr. Dhaduk serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The Nominating and Corporate Governance Committee is responsible for (1) assisting the Board by identifying individuals qualified to become Board members; (2) recommending individuals to the Board for nomination as members of the Board and its committees; (3) leading the Board in its annual review of the Board’s performance; (4) monitoring the attendance, preparation and participation of individual directors and to conduct a performance evaluation of each director prior to the time he or she is considered for re-nomination to the Board; (5) reviewing and recommending to the Board responses to shareowner proposals; (6) monitoring and evaluating corporate governance issues and trends; (7) providing oversight of the corporate governance affairs of the Board and the Company, including consideration of the risk oversight responsibilities of the full Board and its committees; (8) assisting the Board in organizing itself to discharge its duties and responsibilities properly and effectively; and (9) assisting the Board in ensuring proper attention and effective response to shareholder concerns regarding corporate governance. We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for director.

The Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Corporate Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Corporate Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current Board members, professional search firms, shareholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year.

The Nominating and Corporate Governance Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described below. The Secretary will send properly submitted shareholder recommendations to the Committee. Individuals recommended by shareholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by shareholders without accompanying biographical information, if submitted in writing to the Secretary.

In addition, the Company’s Bylaws permit shareholders to nominate directors at an annual meeting of shareholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the Company’s Bylaws and applicable SEC rules and regulations.

During the fiscal year ending December 31, 2021, the Nominating and Governance Committee met three times.

Director Nominations Process

As described above, the Nominating and Corporate Governance Committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of applicable federal securities law. The Nominating and Corporate Governance Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. Any shareholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company, Attn: Secretary, Marizyme, Inc., 555 Heritage Drive, Suite 205, Jupiter, Florida 33458. The proposing shareholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about shareholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such shareholder pursuant to any applicable laws, rules or regulations.

Executive Sessions of the Board

The independent members of the Board of the Company meet in executive session (with no management directors or management present) from time to time, but at least once annually. The executive sessions include whatever topics the independent directors deem appropriate.

Communicating with our Board

Shareholders may contact the Board about bona fide issues or questions about the Company by writing the Secretary at the following address: Attn: Secretary, Marizyme, Inc., 555 Heritage Drive, Suite 205, Jupiter, Florida 33458.

Our Secretary, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Board of Directors and Committee Meetings

For the fiscal year ended December 31, 2021, the Board held eight meetings and took various other actions via the unanimous written consent of the Board and the various committees described above. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. At the Company’s annual meeting of its shareholders on September 20, 2021, all of its directors attended. The Company encourages but does not require all directors to be present at annual meetings of shareholders.

Information Concerning the Board and its Committees

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have previously compensated our directors for service on the Board and committees thereof through the issuance of shares of common stock, stock options and cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with the attendance at meetings of the Board and any committee thereof (as described below). The Board annually appoints the executive officers of the Company and the executive officers serve at the discretion of the Board.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

Involvement on Certain Material Legal Proceedings During the Last Five Years

None of our directors or executive officers has during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Directors’ and Officers’ Liability Insurance

Marizyme, Inc. has directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

A copy of the code of ethics has been filed as an exhibit to this report. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Delinquent Section 16(a) Reports

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, or Section 16(a), the reports required to be filed pursuant to Section 16(a) during the fiscal year ended December 31, 2021 or in prior years, were not timely filed by the following persons: William Hearl, a director, has not filed a Form 3; James Sapirstein, a former director and former Interim Chief Executive Officer, did not timely file a Form 4; Terry Brostowin, a director, did not file a timely Form 4; Dr. Vithalbhai Dhaduk, our Chairman, did not timely file a Form 3; Julie Kampf, a director, did not timely file a Form 3; David Barthel, our Chief Executive Officer and a director, did not file a timely Form 3; Bradley Richmond, our former Acting Vice President of Finance, did not file a timely Form 3; Harrison Ross, our Vice President of Finance, did not file a timely Form 3; and George Kovalyov, our Chief Financial Officer, did not file a timely Form 3.

Family Relationships

There are no family relationships among any of our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as Chief Executive Officer during the year ended December 31, 2021 and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods. These individuals are our named executive officers for 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

David Barthel,	2021	58,336	-	-	-	-	58,336
Chief Executive Officer (1)	2020	-	-	-	-	-	-

Neil J Campbell,	2021	110,214	-	-	83,333	-	193,547
former Chief Executive Officer (2)	2020	64,242	-	-	26,042	50,000	140,284

Vithalbhai Dhaduk,	2021	-	-	(48,191)	-	-	(48,191)
former Interim Chief Executive Officer (3)	2020	-	-	-	-	-	-

Catherine Pachuk,	2021	298,750	-	-	-	-	298,750
Chief Scientific Officer and Executive Vice President(4)	2020	227,864	-	-	-	-	227,864

Steven Brooks,	2021	300,000	-	-	16,667	-	316,667
Chief Medical Officer	2020	-	-	-	-	-	-

James Sapirstein,	2021	90,000	-	-	113,102	-	203,102
former Interim Chief Executive Officer (5)	2020	-	-	-	-	-	-

Amy Chandler,	2021	201,826	-	-	10,823	-	212,649
Former Executive Vice President of Regulatory Affairs and Quality Management Systems (6)	2020	-	-	-	-	-	-

Roger Schaller,	2021	165,531	-	-	7,439	-	172,970
Former Executive Vice President of Commercial Operations (7)	2020	-	-	-	-	-	-

(1) Appointed as Chief Executive Officer on November 10, 2021.

(2) Appointed as Chief Executive Officer and a director on November 1, 2020; resigned from this position as Chief Executive Officer and director on March 18, 2021.

(3) Appointed Interim Chief Executive Officer on July 6, 2021; resigned from this position on November 10, 2021. Appointed as a Director on February 22, 2021.

(4) Appointed on July 31, 2020.

(5) Appointed as Interim Chief Executive Officer on September 1, 2020; resigned from this position on November 1, 2020; reappointed Interim Chief Executive Officer on March 21, 2021 and resigned again on June 24, 2021. Mr. Sapirstein served as a Director from December 10, 2018 to June 24, 2021.

(6) Based on an annual salary of $250,000 and a grant of options to purchase 40,000 shares of our common stock, which grant was partially vested and expired three months after Ms. Chandler’s resignation Ms. Chandler resigned effective as of September 24, 2021.

(7) Based on an annual salary of $250,000 and a grant of options to purchase 40,000 shares of our common stock, which grant was partially vested and expired three months after Mr. Schaller’s position was terminated. Mr. Schaller’s employment with us was terminated effective as of August 18, 2021.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

As of December 31, 2021, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name and Principal Position	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price $	Option Expiration Date

David Barthel,	40,000	360,000	-	2.25	10/31/2031
Chief Executive Officer

James Sapirstein,	1,095,000	-	-	1.01	7/11/2029
former Interim Chief	125,000	-	-	1.50	12/11/2028
Executive Officer	10,417	-	-	1.25	11/30/2030

Vithalbhai Dhaduk,	41,667	83,333	-	1.25	11/30/2030
former Interim Chief Executive Officer

Executive Compensation Agreements

David Barthel

On October 31, 2021, the Company entered into an executive employment agreement, or the CEO Employment Agreement, with Mr. Barthel setting forth the terms of the compensation for his services as Chief Executive Officer of the Company. Pursuant to the CEO Employment Agreement, Mr. Barthel is entitled to an annual fixed gross salary of $350,000. Upon execution of the CEO Employment Agreement, Mr. Barthel received incentive stock options, or ISOs, to purchase 400,000 shares of the Company’s common stock at the agreed upon fair market price of $2.25 per share. On February 8, 2022, the Board of Directors determined to approve an amendment to the CEO Employment Agreement to provide that the fair market price of the ISOs be amended to $1.75 per share of common stock. The board of directors made this determination in part based on recent arms’-length transactions with certain private placement investors in which such investors purchased units comprised of a secured Note, convertible into common stock at a price per share of $1.75, subject to adjustment, as well as a Class C Common Stock Purchase Warrant to purchase two shares of common stock with an exercise price equal to the lower of (i) $2.25 per share, subject to adjustment, or (ii) 75% of the cash price per share to be paid by the purchasers in a “qualified financing” as defined in the applicable unit purchase agreement. In addition, Mr. Barthel will be eligible to receive certain equity in the form of ISOs of the Company based upon the attainment of certain metrics, as follows: Nasdaq Listing – 100,000 ISOs; FDA approval of DuraGraft – 75,000 ISOs; FDA approval of MATLOC 1 – 75,000 ISOs; Material 3rd Party Partnerships for DuraGraft – 50,000 ISOs; and Material 3rd Party Partnerships for MATLOC 1 – 50,000 ISOs. All ISOs listed above will have 10% vesting upon grant and the balance will vest quarterly over a three (3) year period in equal installments. Mr. Barthel must be employed with the Company in good standing at the time any such ISOs are awarded according to the milestones set forth above. In the event that Mr. Barthel’s employment is terminated prior to any milestone being achieved, he will forfeit his right to receive such ISOs. Mr. Barthel is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Barthel will receive $3,000 per month to cover healthcare and related expenses. Mr. Barthel’s employment is at-will and may be terminated by him or by the Company at any time. Through October 31, 2022, if the Company terminates Mr. Barthel’s employment with the Company without Cause, as defined in the CEO Employment Agreement, and if Mr. Barthel executes a full release in favor of the Company (in a form acceptable to the Company, which shall include non-competition, non-solicitation, and non-disparagement provisions), the Company will only pay Mr. Barthel the total sum equal to six (6) months of his gross annual salary. Beginning November 1, 2022 and thereafter, if the Company terminates Mr. Barthel’s employment with the Company without Cause, and if Mr. Barthel executes a full release in favor of the Company, the Company will only pay Mr. Barthel the total sum equal to twelve (12) months of his annual gross salary. In the event of a termination with Cause, or in the event of a resignation by Mr. Barthel, Mr. Barthel will not be entitled to any separation payment or any other post-termination severance. The CEO Employment Agreement contains customary confidentiality provisions and restrictive covenants prohibiting Mr. Barthel from (i) owning or operating a business that competes with the Company during the term of his employment and for a period of 18 months following the termination of his employment or (ii) soliciting the Company’s employees for a period of 18 months following the termination of his employment.

George Kovalyov

On December 21, 2021, the Company entered into a consulting agreement, or the CFO Consulting Agreement, with George Kovalyov, its Chief Financial Officer, and AAT Services Inc., a corporation incorporated pursuant to the laws of British Columbia, Canada and, together with Mr. Kovalyov, the “CFO Consultant”. Under the CFO Consulting Agreement, the Company engaged the CFO Consultant for a 12-month term to provide such services as the Company may from time to time request, including, without limiting the generality of the foregoing, the following: Proper filing with the SEC of quarterly and annual reports; budgeting, allocation of capital, and payroll processes; assistance in the preparation of a Form S-1 and other Nasdaq listing preparations; assistance with corporate governance creations and procedures; the creation of valuation reports for the Company’s products and medical devices such as DuraGraft, MATLOC 1 and Krillase; preparation of investment material for current and prospective shareholders; general business development; and seeking potential partners and financing opportunities.

Under the CFO Consulting Agreement, the Company will pay the CFO Consultant a monthly base salary of $7,143 and reimburse all reasonable business-related travel and other business expenses. The Company will also grant the following equity compensation: (i) cashless warrants to purchase 100,000 shares of common stock of the Company, with an exercise price of $1.26 per share, expiring on December 21, 2026; (ii) options to purchase 200,000 shares of common stock of the Company, vesting monthly over two years, with an exercise price of $1.75 per share, expiring on December 21, 2031; and (iii) 175,000 restricted shares of common stock of the Company, subject to the following milestone vesting schedule: (a) 75,000 restricted shares will vest upon the Company successfully listing its common stock on NASDAQ or the NYSE; 50,000 restricted shares will vest upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (c) 25,000 restricted shares will vest upon the completion of valuation reports for both Somahlution LLC and HLII; and (d) 25,000 restricted shares will vest upon a material commercial partnership for MATLOC 1. The CFO Consultant will not receive any other employee benefits from the Company.

The CFO Consulting Agreement automatically renews for additional six-month terms and may be terminated by either party upon 30 days’ notice. If the CFO Consultant is terminated without cause prior to the end of the term, the Company must pay the CFO Consultant $21,429.00 in severance as well as any other due and unpaid compensation. The CFO Consulting Agreement provides for customary confidentiality and non-solicitation terms.

On March 3, 2022, we designated Mr. Kovalyov as a recipient of part of the unexercised portion of a fully-vested option to purchase 1,100,000 shares of common stock at $1.01 that we purchased from a former executive. The designated option is exercisable to purchase 273,750 shares of common stock. The option was granted on March 17, 2022, and expires on March 16, 2024.

Dr. Steven Brooks

On December 1, 2020, Dr. Steven Brooks signed an offer letter from us accepting the position as our Chief Medical Officer effective as of that date. This position provides annual compensation of $300,000, an annual discretionary bonus of potentially 25% of base salary based upon discretionary objectives to be outlined, and options to purchase 40,000 shares of our common stock. We also provided Mr. Brooks a benefit package to include insurance coverage.

Catherine Pachuk

Under an Executive Employment Agreement, dated July 26, 2021, with Catherine Pachuk, we agreed to appoint Ms. Pachuk as our Chief Scientific Officer and Executive Vice President. Under the agreement, Ms. Pachuk’s annual salary is $325,000. If terminated without cause through August 31, 2022, Ms. Pachuk is entitled to eight months’ severance payments. If terminated without cause after August 1, 2022, Ms. Pachuk is entitled to six months’ severance payments. If terminated with cause, Ms. Pachuk is not entitled to any post-termination or severance compensation. Ms. Pachuk is eligible for all standard employee benefits and certain holiday and leave allowances. The agreement contains standard intellectual property assignment, non-competition, non-solicitation, non-association, non-disparagement, and confidentiality provisions. Ms. Pachuk’s employment is at-will, and may be terminated at any time, with or without cause, provided that in the case of termination with cause based solely on a finding of breach of her agreement, Ms. Pachuk will be given written notice of such breach and 15 days in which to cure it.

Other Consulting Agreements

Bradley Richmond

On September 30, 2020, we entered into a consulting agreement with Bradley Richmond pursuant to which we engaged Mr. Richmond to act as a licensing and market advisor providing services to us relating to the introduction of licensing, joint venture, and other business development transactions. Under this agreement, Mr. Richmond specifically agreed that he would not solicit investments, make any recommendations regarding investments or provide any analysis or advice regarding investments. Under the agreement, Mr. Richmond received a non-refundable retainer of $50,000 paid as follows: $25,000 in 20,000 shares of our common stock issued on December 29, 2020, with an estimated value of $1.25 per share; $12,500 on October 1, 2020; and $12,500 on November 1, 2020. We also issued Mr. Richmond a warrant to purchase up to 36,364 shares of our common stock with an exercise price of $1.375 per share and an expiration date of October 2, 2026. In addition, we agreed to pay Mr. Richmond a fee on any “revenue or value” to the Company from his consulting activities outlined as follows, but to be memorialized under a separate written agreement: A cash payment equal to 5% on the first $10 million of value, 3% on the next $90 million of value, and 1.5% on any value above $90 million. He will also receive 100% warrant coverage on the same scale. “Revenue or value” are defined in the agreement to mean net revenue, which will include any royalty that is paid out, net of the cost of the product. Our consulting agreement with Mr. Richmond remains effective through September 30, 2022 unless terminated earlier according to its terms.

Mr. Richmond was appointed our Acting Vice President of Finance on July 19, 2021, and he resigned from this position upon the appointment of Harrison Ross as Vice President of Finance on December 21, 2021. In addition to the compensation Mr. Richmond received under his consulting agreement with us, we are currently paying Mr. Richmond $5,000 per month as compensation for his non-consulting agreement related services to us.

On January 26, 2022, we granted to Mr. Richmond a warrant to purchase 150,000 shares of our common stock at an exercise price of $0.01 per share, issuable immediately. On February 14, 2022, we granted Mr. Richmond a warrant to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants were issued in exchange for services Mr. Richmond rendered to us under his consulting agreement.

On March 3, 2022, we designated Mr. Richmond as a recipient of part of the unexercised portion of a fully-vested option to purchase 1,100,000 shares of common stock at $1.01 that we purchased from a former executive. The designated option is exercisable to purchase 273,750 shares of common stock. The option was granted on March 17, 2022, and expires on March 16, 2024.

Harrison Ross

On December 21, 2021, the Company entered into a consulting agreement, or the VP-Finance Consulting Agreement, with Harrison Ross, its Vice President of Finance, and Rydra Capital Corp., a corporation incorporated pursuant to the laws of British Columbia, Canada and, together with Mr. Ross, the “VP-Finance Consultant”. Under the VP-Finance Consulting Agreement, the Company engaged the VP-Finance Consultant for a 12-month term to provide such services as the Company may from time to time request, including, without limiting the generality of the foregoing, the following: Budgeting, allocation of capital, and payroll processes; assistance in the preparation of a Form S-1 and other Nasdaq listing preparations; assistance with corporate governance creations and procedures; the creation of valuation reports for the Company’s products and medical devices such as DuraGraft, MATLOC and Krillase; and assistance in the preparation of investment material for current and prospective shareholders.

Under the VP-Finance Consulting Agreement, the Company will pay the VP-Finance Consultant a monthly base salary of $7,200 and reimburse all reasonable business-related travel and other business expenses. The Company will also grant the following equity compensation: (i) cashless warrants to purchase 100,000 shares of common stock of the Company, with an exercise price of $1.26 per share, expiring on December 21, 2026; (ii) options to purchase 200,000 shares of common stock of the Company, vesting monthly over two years, with an exercise price of $1.75 per share, expiring on December 21, 2031; and (iii) 175,000 restricted shares of common stock of the Company, subject to the following milestone vesting schedule: (a) 75,000 restricted shares will vest upon the Company successfully listing its common stock on NASDAQ or the NYSE; 50,000 restricted shares will vest upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (c) 25,000 restricted shares will vest upon the completion of valuation reports for both Somahlution LLC and HLII; and (d) 25,000 restricted shares will vest upon a material commercial partnership for MATLOC. The VP-Finance Consultant will not receive any other employee benefits from the Company.

The VP-Finance Consulting Agreement automatically renews for additional six-month terms and may be terminated by either party upon 30 days’ notice. If the VP-Finance Consultant is terminated without cause prior to the end of the term, the Company must pay the VP-Finance Consultant $21,600 in severance as well as any other due and unpaid compensation. The VP-Finance Consulting Agreement provides for customary confidentiality and non-solicitation terms.

On March 3, 2022, we designated Mr. Ross as a recipient of part of the unexercised portion of a fully-vested option to purchase 1,100,000 shares of common stock at $1.01 that we purchased from a former executive. The designated option is exercisable to purchase 273,750 shares of common stock. The option was granted on March 17, 2022, and expires on March 16, 2024.

Tax Withholding

The Company has the power and right to deduct or withhold, or require a participant to remit to the Company, the minimum statutory amount to satisfy federal, state, and local taxes, domestic or foreign, required by law or regulations to be withheld.

Director Compensation

Our directors may receive equity in the form of options at fair market value for their service to the Board. In the future, we intend to pay cash compensation to non-executive directors.

Pursuant to his director agreement, Terry Brostowin, one of our independent directors, received options to purchase 140,000 shares of the Company’s common stock on December 6, 2018, at an exercise price equal to $1.01 per share, and options to purchase 250,000 shares of the Company’s common stock, at an exercise price equal to $1.50 per share, for service on the Board. All of these options are fully vested. He is not receiving any cash compensation for his service to the Board.

Pursuant to his director agreement, James Sapirstein, a former officer and director, received $75,000 in cash compensation per annum for service on the Board as compensation effective December 6, 2018. He also received options to purchase 125,000 shares of the Company’s common stock, at an exercise price equal to $1.50 per share, for service on the Board through the one-year anniversary of his December 6, 2018 start date. All of these options are fully vested.

The table below provides information concerning compensation for services as a director paid to all persons who served as members of our board of directors during the fiscal year ended December 31, 2021, except for those persons who served as a director and are included in our executive compensation table above:

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Terry Brostowin (1)	-	-	48,191	-	-	-	48,191

Dr. William Hearl (2)	-	-	48,191	-	-	-	48,191

Julie Kampf (3)	-	-	48,191	-	-	-	48,191

(1) Appointed on December 14, 2018.

(2) Appointed on October 30, 2020.

(3) Appointed on February 3, 2021.

In March 2021, the members of the Company’s Board of Directors at the time (James Sapirstein, Terry Brostowin, Dr. William Hearl, Julie Kampf and Dr. Vithalbhai Dhaduk) were each granted 125,000 stock options with an exercise price of $1.25, three-year vesting and a ten-year term. Black Scholes was used to determine that each option’s value was $148,750 fully vested. On March 3, 2022, the Company’s Compensation Committee resolved to accelerate the vesting of these options as to those held by Mr. Brostowin, Dr. Hearl, Ms. Kampf and Dr. Dhaduk, and such options therefore became fully-vested on that date.

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

Amended and Restated 2021 Stock Incentive Plan

On May 18, 2021, our Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP” or the “Plan”), and our shareholders ratified it on September 20, 2021. The SIP incorporates stock options issued prior to May 18, 2021.

Purpose of the Plan: The purpose of the Plan is to advance our interests and the interests of our shareholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 5,300,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2021 95,000 shares remained available for issuance under the Plan. We intend that awards granted pursuant to the Plan be exempt from or comply with Section 409A of the Internal Revenue Code, or the Code (including any amendments or replacements of such section), and the Plan shall be so construed.

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

Stock options give the option holder the right to acquire from us a designated number of shares of our common stock at a purchase price that is fixed at the time of the grant of the option. The exercise price will not be less than the market price of the common stock on the date of grant. Stock options granted may be either incentive stock options or non- statutory stock options.

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

Stock Options and Stock Appreciation Rights:

●	General: Stock options and SARs shall be evidenced by award agreements specifying the number of shares of common stock covered thereby, in such form as the board of directors shall from time to time establish. Each Stock option grant will identify the option as an ISO or Nonstatutory Stock Option. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.
●	Option Price: The exercise price for each stock option or SAR shall be established in the discretion of the board of directors; provided, however, that the exercise price per share for the stock option or SAR shall be not less than the fair market value of a share of common stock on the effective date of grant of the stock option or SAR. Notwithstanding the foregoing, a stock option or SAR may be granted with an exercise price lower than the minimum exercise price set forth above if such stock option or SAR is granted pursuant to an assumption or substitution for another option in a manner qualifying under the provisions of Section 424(a) of the Code.

●	Exercise of Options: Stock options may be immediately exercisable but subject to repurchase or may be exercisable at such time or times, or upon such event or events, and subject to such terms, conditions, performance criteria and restrictions as shall be determined by the board of directors and set forth in the award agreement evidencing such stock option. No stock option or SAR shall be exercisable after the expiration of ten (10) years after the effective date of grant of such stock option or SAR. Subject to the foregoing, unless otherwise specified by the board of directors in the grant of a stock option or SAR, any stock option or SAR granted hereunder shall terminate ten (10) years after the effective date of grant of the stock option or SAR, unless earlier terminated in accordance with its provisions. The board of directors may set a reasonable minimum number of shares of common stock that may be exercised at any one time.
●	Expiration or Termination: Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our total combined voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.
●	Incentive Stock Options: Stock options intending to qualify as ISOs may only be granted to employees, as determined by the board of directors. No ISO shall be granted to any person if immediately after the grant of such award, such person would own common stock, including common stock subject to outstanding awards held by him or her under the Plan or any other plan established by the Company, amounting to more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Company. To the extent that the award agreement specifies that an Option is intended to be treated as an ISO, the Option is intended to qualify to the greatest extent possible as an “incentive stock option” within the meaning of Section 422 of the Code, and shall be so construed; provided, however, that any such designation shall not be interpreted as a representation, guarantee or other undertaking on the part of the Company that the Option is or will be determined to qualify as an ISO. If and to the extent that any shares of Stock are issued under a portion of any Option that exceeds the $100,000 limitation of Section 422 of the Code, such shares of common stock shall not be treated as issued under an ISO notwithstanding any designation otherwise.

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

Performance Awards: Performance awards shall be evidenced by award agreements in such form as the board of directors shall from time to time establish. Each performance sward shall entitle the participant to a payment in cash or common stock upon the attainment of Performance Criteria and other terms and conditions specified by the board of directors. Notwithstanding the satisfaction of any Performance Criteria, the amount to be paid under a performance award may be adjusted by the board of directors on the basis of such further consideration as the board of directors in its sole discretion shall determine. The board of directors may, in its discretion, substitute actual common stock for the cash payment otherwise required to be made to a participant pursuant to a performance award.

Bonus Stock and Awards in Lieu of Obligations: The board of directors may grant common stock to any eligible recipient as a bonus, or to grant common stock or other awards in lieu of obligations to pay cash or deliver other property under the Plan or under other plans or compensatory arrangements, provided that, in the case of participants subject to Section 16 of the Exchange Act, the amount of such grants remains within the discretion of the board of directors to the extent necessary to ensure that acquisitions of common stock or other awards are exempt from liability under Section 16(b) of the Exchange Act. common stock or awards granted hereunder shall be subject to such other terms as shall be determined by the board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022 for (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each other person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days of March 31, 2022.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 31, 2022. are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Marizyme, Inc., 555 Heritage Drive, Suite 205, Jupiter, Florida 33458.

	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Name of Beneficial Owner	Shares	%
David Barthel(3)(4)(5)	100,000	0.2%
James Sapirstein (3)(6)	150,833	0.4%
Dr. Catherine Pachuk(3)(7)	349,323	0.9%
Dr. Steven Brooks(3)(8)	40,000	0.1%
Terry Brostowin(4)(9)	515,000	1.2%
Dr. William Hearl(4)(10)	125,000	*
Dr. Vithalbhai Dhaduk(4)(11)	4,804,710	11.4%
Julie Kampf(4)(12)	125,000	*
Roger Schaller (3)(13)	-	-
Amy Chandler (3)(14)	-	-
Neil J. Campbell (3)(15)	20,000	0.0%
All directors and executive officers as a group (9 persons) (16)	7,609,930	18.7%
Marine Bio SpA (17)	2,890,840	7.1%
ESC Holdings LLC (18)	2,555,640	6.3%
Viner Total Investment Fund (19)	10,379,648	20.3%
Waichun Logistics Technology Limited (20)	3,430,763	7.8%

* Non-officer director owning less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as disclosed in the following footnotes, each of the beneficial owners listed above has direct ownership of and sole voting and investment power to the shares of the Company’s common stock.

(2) As of March 31, 2022, a total of 40,828,188 shares of the Company’s common stock are considered to be outstanding. Pursuant to Exchange Act Rule 13d-3(d)(1), for each beneficial owner listed above, any options, warrants, or other convertible securities that are exercisable within 60 days have also been included for purposes of calculating their percent of class, but not for any other beneficial owner listed above.

(3) Named executive officer.

(4) Director.

(5) Consists of an option to purchase 100,000 shares of common stock within 60 days of March 31, 2022.

(6) Consists of (i) 5,000 shares of common stock, (ii) an option to purchase 125,000 shares of common stock; and (iii) an option to purchase 20,833 shares of common stock within 60 days of March 31, 2022. Mr. Sapirstein was appointed Interim Chief Executive Officer on March 21, 2021 and resigned on June 24, 2021.

(7) Consists of (i) 268,710 shares of common stock, and (ii) a warrant to purchase 80,613 shares of common stock.

(8) Consists of (i) 20,000 shares of common stock, and (ii) an option to purchase 20,000 shares of common stock within 60 days of March 31, 2022.

(9) Consists of (i) a fully-vested option to purchase 140,000 shares of common stock, (ii) a fully-vested option to purchase 250,000 shares of common stock, and (iii) a fully-vested option to purchase 125,000 shares of common stock.

(10) Consists of an option to purchase 125,000 shares of common stock.

(11) Consists of (i) 3,546,610 shares of common stock held indirectly through Dr. Dhaduk’s wife, (ii) a warrant to purchase 1,133,100 shares of common stock held indirectly through Dr. Dhaduk’s wife, and (iii) an option to purchase 125,000 shares of common stock.

(12) Consists an option to purchase 125,000 shares of common stock.

(13) Mr. Schaller’s employment with us was terminated effective as of August 18, 2021. A grant of options to purchase 40,000 shares of common stock was partially vested and expired three months after Mr. Schaller’s position was terminated.

(14) Ms. Chandler resigned effective as of September 24, 2021. A grant of options to purchase 40,000 shares of common stock was partially vested and expired three months after Ms. Chandler’s resignation.

(15) Mr. Campbell resigned as Chief Executive Officer on March 18, 2021. A grant of options to purchase 500,000 shares of common stock was partially vested and expired three months after Mr. Campbell’s resignation.

(16) Includes the shares of common stock beneficially owned by George Kovalyov, our Chief Financial Officer, and Harrison Ross, our Vice President of Finance. Mr. Kovalyov beneficially owned 826,803 shares of common stock as of March 31, 2022, consisting of (i) 111,509 shares of common stock held directly; (ii) a warrant to purchase 273,750 shares of common stock held directly; (iii) 124,877 shares of common stock held by AAT Services Inc., of which Mr. Kovalyov is the sole beneficial owner; and (iv) 316,667 shares of common stock beneficially owned through AAT Services Inc., consisting of (a) cashless warrants to purchase 100,000 shares of common stock; (b) options to purchase 41,667 shares of common stock that are exercisable within 60 days of March 31, 2022; and

(c) 175,000 restricted shares of common stock, subject to the following milestone vesting schedule: (A) 75,000 restricted shares vesting upon the Company successfully listing its common stock on NASDAQ or the NYSE; (B) 50,000 restricted shares vesting upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (C) 25,000 restricted shares vesting upon the completion of valuation reports for both Somahlution LLC and HLII; and (D) 25,000 restricted shares vesting upon a material commercial partnership for MATLOC 1. Mr. Ross beneficially owned 744,095 shares of common stock as of March 31, 2022, consisting of (i) 141,948 shares of common stock held directly; (ii) a warrant to purchase 273,750 shares of common stock held directly; (iii) 11,730 shares of common stock held by Rydra Capital Corp., of which Mr. Ross is the sole beneficial owner; and (iv) 316,667 shares of common stock beneficially owned through Rydra Capital Corp., consisting of (a) cashless warrants to purchase 100,000 shares of common stock; (b) options to purchase 41,667 shares of common stock that are exercisable within 60 days of March 31, 2022; and (c) 175,000 restricted shares of common stock, subject to the following milestone vesting schedule: (A) 75,000 restricted shares vesting upon the Company successfully listing its common stock on NASDAQ or the NYSE; (B) 50,000 restricted shares vesting upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (C) 25,000 restricted shares vesting upon the completion of valuation reports for both Somahlution LLC and HLII; and (D) 25,000 restricted shares vesting upon a material commercial partnership for MATLOC. Does not include the shares beneficially owned by any of Neil J. Campbell, James Sapirstein, Amy Chandler, or Roger Schaller, who are named executive officers for the purposes of this Annual Report on Form 10-K but who are no longer officers of the Company.

(17) Max Rutman has voting and dispositive control over Marine Bio SpA. Its business address is Ebro 2869, Las Condes, Santiago, Chile.

(18) Emmanuelle Schleipfer-Conley has voting and dispositive control over ESC Holding LLC. Its business address is 1 Channel Drive #1706, Monmouth Beach, New Jersey 07750.

(19) Consists of (i) a convertible promissory note that may be converted into 3,522,505 shares of common stock, not including shares that may be purchased, and (ii) a warrant that may be exercised to purchase 6,857,143 shares of common stock. Peter Kwong, a citizen of Hong Kong, People’s Republic of China, is a director of Viner Total Investment Fund (“Viner”) and has voting and investment control over Viner. Mr. Kwong does not directly own any shares of common stock or other securities of the Company. The business address of Viner is 4th Floor, Harbour Place, 103 South Church St., P.O. Box 10240, Grand Cayman, KY1-1002, Cayman Islands. No other individual or entity has voting or investment control over Viner.

(20) Consists of (i) a convertible promissory note that may be converted into 1,145,049 shares of common stock, and (ii) a warrant that may be exercised to purchase 2,285,714 shares of common stock. The Chief Executive Officer of Waichun Logistics Technology Limited (“Waichun”), Mr. Hui Xian, is a Chinese national. Mr. Xian, as Chief Executive Officer of Waichun, has the power to vote and/or dispose of the securities of the Company beneficially owned by Waichun. Mr. Xian does not directly own any shares of common stock or other securities of the Company. The business address of Waichun is RM 903-4 9/F Wing On Plaza. No.62 Mody Road Tsim Sha Tsui, Hong Kong, China. The business address of Mr. Xian is 5A502 Zhenshan Dao, Lanjiangshandi Huayuan 2 qi, Futian District, Shenzhen, China. No other individual or entity has voting or investment control over Waichun.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	3,650,943	$1.24	1,649,057
Equity compensation plans not approved by stockholders	-	-	-
Total	3,650,943	$1.24	1,649,057

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2020, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11 Executive Compensation,” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On December 22, 2021, we closed the acquisition of My Health Logic from Health Logic Interactive Inc., or HLII. On December 21, 2021, George Kovalyov, previously the chief operating officer and a director of HLII, was appointed our Chief Financial Officer. On the same date, Harrison Ross, previously the chief financial officer and a director of My Health Logic, was appointed our Vice President of Finance. We have entered into consulting agreements with Mr. Kovalyov and Mr. Ross, as described above under “Executive Compensation – Executive Compensation Agreements.” As a result of the closing of the acquisition of My Health Logic, Mr. Kovalyov and Mr. Ross acquired beneficial ownership of 236,386 and 153,678 shares of our common stock, respectively. Mr. Kovalyov and Mr. Ross are currently also serving as the Chief Financial Officer and Chief Executive Officer of HLII, respectively.

●

On September 30, 2020, we entered into a consulting agreement with Bradley Richmond. For a description of this consulting agreement and related compensation to Mr. Richmond, see “Executive Compensation – Other Consulting Agreements” above.

On July 19, 2021, Mr. Richmond was appointed our Acting Vice President of Finance, which position he held until December 21, 2021. At the time, Mr. Richmond did not receive any additional compensation for his services to us as our Acting Vice President of Finance.

Mr. Richmond is continuing to provide services to us under our consulting agreement with him as well as additional management services outside of the context of the consulting agreement. Mr. Richmond has been a Managing Director of Investment Banking at Univest Securities, LLC, or Univest, since July 2020. Mr. Richmond is not an executive officer, director or equity owner of Univest. Univest is the representative of the underwriters for our anticipated public offering and, as such, will be receiving the compensation set forth under “Underwriting” in the final prospectus that will be filed with the SEC promptly upon the effectiveness of the Registration Statement on Form S-1 for this offering. Mr. Richmond will receive a percentage of the commissions and the representative’s warrants earned by Univest in this offering.

In 2020, prior to Mr. Richmond’s engagement with us as a consultant, we conducted a private placement in which we sold 6,600,109 shares of our common stock at $1.25 per share for an aggregate of $7,000,240. This private placement was completed on September 25, 2020. Under an exclusive engagement agreement with Univest dated May 22, 2020, as amended, Univest acted as the exclusive placement agent for the latest private placement. As a Managing Director of Univest, Mr. Richmond received from Univest 4,000 shares of our common stock, as a Univest designee, upon Univest’s signing of our engagement agreement with them. Univest received a total of 10,000 shares of our common stock at this time. Upon the completion of this private placement, we paid Univest $560,019 in cash commissions of which Mr. Richmond received from Univest $161,382 and we sold to Univest warrants to purchase 186,667 shares of our common stock at an exercise price of $1.375 per share. Of this amount, as a Univest designee, Mr. Richmond received warrants to purchase 112,006 shares of our common stock.

In May 2021, as modified in December 2021, we entered into an exclusive private placement agreement with Univest pursuant to which Univest agreed to act as our exclusive placement agent for a private placement of up to $18,000,000 in units comprised of our convertible notes and warrants to purchase our common stock. Through the end of 2021, we conducted a number of closings of this offering and raised an aggregate gross amount of $7,456,039. In connection with this placement agent agreement and our completion of the 2021 closings, we paid Univest $596,483 in cash commissions of which Mr. Richmond received from Univest $17,473. We may have additional closings of this unit offering in which case Mr. Richmond will receive additional compensation from Univest. In addition, on January 24, 2022, we issued Univest 68,571 units and its designee Mr. Richmond 102,857 units in a closing of this private placement in exchange for Univest’s and Mr. Richmond’s services valued at a total of $300,000 provided to us in connection with our acquisition of My Health Logic.

Between July and August 2021 Mr. Richmond loaned the Company a total of $691,712 for working capital purposes. These loans, which were undocumented, each carried interest at the annual rate of one percent (1%). The loans were repaid in January 2022 and Mr. Richmond earned and was paid $6,917 in interest on the loans.

●

On December 21, 2021, as part of our ongoing private placement of Units since December 2021 described above, we agreed to issue Viner Total Investment Fund, or Viner, a 10% Secured Convertible Promissory Note, or a Convertible Note, and a Class C Common Stock Purchase Warrant, or Class C Warrant, in exchange for $6 million, a commitment to invest an additional $2 million for securities with the same terms upon our filing of a registration statement on Form S-1 in connection with our anticipated public offering, and a commitment to invest another $2 million for securities with the same terms upon our responding in a satisfactory manner to the first round of SEC comments. The Convertible Note may be converted into 3,428,571 shares of common stock at the conversion price of $1.75 per share, subject to adjustment, or the Conversion Price, and additional shares at the Conversion Price due to accrued interest. In the event the Company consummates, while the Convertible Notes are outstanding, an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000 (a “qualified financing”), then all outstanding principal, together with all unpaid accrued interest under the Convertible Note, will automatically convert into shares of the equity financing at the lesser of (i) 75% of the cash price per share paid in the financing and the Conversion Price, subject to customary antidilution adjustments as well as the provision that subsequent equity issuances with more favorable terms will become part of the Convertible Notes. The Convertible Notes are secured by a first priority security interest in all assets of the Company. The Class C Warrant may be exercised to purchase 6,857,143 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The Convertible Note and Class C Warrant also carry certain antidilution and registration rights as to the underlying shares of common stock. As a result of this purchase, Viner is considered to beneficially own an aggregate of 10,379,648 shares, or approximately 20.3%, of our common stock as of March 31, 2022, based on 40,828,188 shares of common stock outstanding as of March 31, 2022.

On February 14, 2022, pursuant to our filing of a registration statement on Form S-1 in connection with our anticipated public offering, Viner became obligated to purchase a second Convertible Note and a second Class C Warrant for $2 million. Subsequently, we received verbal confirmation from the SEC staff that they would not be reviewing our Form S-1, and Viner therefore became obligated to purchase a third Convertible Note and a third Class C Warrant for $2 million. On March 24, 2022, Waichun Logistics Technology Limited, or Waichun, agreed to purchase $4 million of our Convertible Notes and Class C Warrants, including and in place of Viner’s second and third $2 million commitments referenced above. On March 24, 2022, Waichun invested the first $2 million and received a Convertible Note for a principal amount of $2 million and corresponding Class C Warrant. The Convertible Note may be converted into 1,142,857 shares of common stock at the Conversion Price, and additional shares at the Conversion Price due to accrued interest. The Class C Warrant may be exercised to purchase 2,285,714 shares of common stock for $2.25 per share, subject to adjustment. As a result of this purchase, Waichun is considered to beneficially own an aggregate of 3,430,763 shares, or approximately 7.8%, of our common stock as of March 31, 2022, based on 40,828,188 shares of common stock outstanding as of March 31, 2022. Waichun is expected to invest the second $2 million pursuant to our agreement in early April 2022. At that time, we will issue Waichun a second Convertible Note which may be converted into 1,142,857 shares of common stock at the Conversion Price, and additional shares at the Conversion Price due to accrued interest. We will also issue to Waichun a second Class C Warrant that may be exercised to purchase 2,285,714 shares of common stock for $2.25 per share, subject to adjustment. As a result of this second purchase, Waichun is expected to be considered to beneficially own an aggregate of at least 6,859,334 shares, not including accrued interest subsequent to March 31, 2022 on the Convertible Note issued to it on March 24, 2022, or approximately 14.4%, of our common stock, based on 40,828,188 shares of common stock outstanding as of March 31, 2022.

Although a “qualified financing,” as defined above, has occurred, the Company has not converted the Convertible Notes. The Company expects that the private placement investors will agree to modify the terms of the private placement to change the Convertible Notes’ conversion provision into a voluntary Company conversion option.

Indemnification Agreements

We entered into indemnification agreements with our directors and executive officers. The indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreement set forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that apply to any dispute between us and an indemnitee arising under the Indemnification Agreements.

Director Independence

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of five members: David Barthel, Dr. Vithalbhai Dhaduk, Dr. William Hearl, Julie Kampf, and Terry Brostowin. Our board of directors has determined that Dr. Vithalbhai Dhaduk, Dr. William Hearl, Julie Kampf, and Terry Brostowin are independent directors as that term is defined in Nasdaq Listing Rule 5605(a)(2). We will also appoint two additional independent directors upon the effectiveness of our registration statement for our anticipated public offering. Each director serves until our next annual meeting or until his or her successor is duly elected and qualified.

Committees of the Board of Directors

Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. On January 26, 2022, the Board restructured its committees and established or re-established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board also adopted a committee charter for each committee. The committee charters have been filed as exhibits to the registration statement for our anticipated public offering. We intend to make each committee’s charter available on our website at https://www.marizyme.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations. Terry Brostowin, Dr. William Hearl and one of the additional directors to be appointed upon the effectiveness of the registration statement for our anticipated public offering, each of whom satisfies or will satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, were or will be selected to serve on our audit committee, with Mr. Brostowin serving as the chairman. The additional director to be appointed upon the effectiveness of the registration statement for our anticipated public offering will have been determined by our board to be qualified as an “audit committee financial expert” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K.

The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors and perform such other activities consistent with its charter and our Bylaws as the Committee or the Board deems appropriate. The Audit Committee will produce an annual report regarding our future year-end financial statements, which will be included in our future proxy statements for each year’s annual meeting. The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the SEC and the federal securities laws.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

During the fiscal year ended December 31, 2021, our Audit Committee held four meetings.

Compensation Committee

Julie Kampf, Terry Brostowin, and Dr. William Hearl, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our compensation committee, with Ms. Kampf serving as the chairman. The members of the compensation committee are “Non-Employee Directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The Compensation Committee is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain advisors to advise the Compensation Committee. The Compensation Committee may delegate its authority to subcommittees of independent directors, as it deems appropriate.

During the fiscal year ended December 31, 2021, our Compensation Committee met three times.

Nominating and Corporate Governance Committee

Dr. Vithalbhai Dhaduk, Dr. William Hearl and Julie Kampf each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Dr. Dhaduk serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The Nominating and Corporate Governance Committee is responsible for (1) assisting the Board by identifying individuals qualified to become Board members; (2) recommending individuals to the Board for nomination as members of the Board and its committees; (3) leading the Board in its annual review of the Board’s performance; (4) monitoring the attendance, preparation and participation of individual directors and to conduct a performance evaluation of each director prior to the time he or she is considered for re-nomination to the Board; (5) reviewing and recommending to the Board responses to shareowner proposals; (6) monitoring and evaluating corporate governance issues and trends; (7) providing oversight of the corporate governance affairs of the Board and the Company, including consideration of the risk oversight responsibilities of the full Board and its committees; (8) assisting the Board in organizing itself to discharge its duties and responsibilities properly and effectively; and (9) assisting the Board in ensuring proper attention and effective response to shareholder concerns regarding corporate governance. We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for director.

The Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Corporate Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Corporate Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current Board members, professional search firms, shareholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year.

The Nominating and Corporate Governance Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described below. The Secretary will send properly submitted shareholder recommendations to the Committee. Individuals recommended by shareholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by shareholders without accompanying biographical information, if submitted in writing to the Secretary.

In addition, the Company’s Bylaws permit shareholders to nominate directors at an annual meeting of shareholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the Company’s Bylaws and applicable SEC rules and regulations.

During the fiscal year ended December 31, 2021, the Nominating and Governance Committee met three times.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended December 31, 2021 and 2020 were $112,000 and $46,350, respectively. Such fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Forms 10-K and 10-Q.

The 2020 and 2021 audits were performed by WithumSmith+Brown, PC.

Audit Related Fees

None.

Tax Fees

For the fiscal years ended December 31, 2021 and 2020, the Company incurred $16,000 and $Nil, respectively, in fees billed for tax compliance, tax advice, and tax planning services provided by our consultants.

All Other Fees

None.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Audit Committee in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Audit Committee will pre-approve any permissible non-audit services to be provided by the Company’s independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Audit Committee may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Audit Committee at its next meeting. All of our accountants’ services described above were pre-approved by the Audit Committee or by one or more members under the delegate authority described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 100)

●	Consolidated Balance Sheets as of December 31, 2021 and 2020

●	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

●	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

●	Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

The following exhibits are filed as part of this report or incorporated by reference:

No.	Description
2.1	Arrangement Agreement, dated as of November 1, 2021, among Health Logic Interactive Inc., Marizyme, Inc. and My Health Logic Inc.** (incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 5, 2021)

3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed on January 14, 2008)

3.1.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)

3.1.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)

3.1.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.5	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.6	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10 (File No. 000-53223) filed on September 12, 2018)

3.1.7	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed on January 14, 2008)

4.1 (1)	Description of Securities of Marizyme, Inc.

4.2	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on August 14, 2020)

4.3+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 13, 2019)

4.4	Form of Subscription Agreement for 2020 Common Stock Private Placement (filed as an exhibit to Form 10-Q filed on August 14, 2020)

4.5+	Common Stock Purchase Warrant issued to Bradley Richmond, dated October 2, 2020 (incorporated by reference to Exhibit 4.11 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.6+	Common Stock Purchase Warrant issued to Bradley Richmond, dated January 24, 2022 (incorporated by reference to Exhibit 4.12 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.7	Common Stock Purchase Warrant issued to Univest Securities, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 4.13 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.8+(1)	Common Stock Purchase Warrant issued to Bradley Richmond, dated January 26, 2022

4.9+(1)	Common Stock Purchase Warrant issued to Bradley Richmond, dated February 14, 2022

4.10+(1)	Incentive Stock Option Agreement with George Kovalyov, dated March 17, 2022

4.11+(1)	Incentive Stock Option Agreement with Harrison Ross, dated March 17, 2022

4.12+(1)	Incentive Stock Option Agreement with Bradley Richmond, dated March 17, 2022

4.13+	Stock Option Agreement with James Sapirstein dated June 12, 2019 (incorporated by reference to Exhibit 4.1 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.14+	Stock Option Agreement with Terry Brostowin dated December 6, 2018 (incorporated by reference to Exhibit 4.2 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.15+	Stock Option Agreement with Frank Maresca dated July 13, 2019 (incorporated by reference to Exhibit 4.3 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.16+	Stock Option Agreement with Frank Maresca dated January 9, 2020 (incorporated by reference to Exhibit 4.4 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.17+	Stock Option Agreement with James Sapirstein dated July 13, 2019 (incorporated by reference to Exhibit 4.5 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.18+	Stock Option Agreement with Terry Brostowin dated July 13, 2019 (incorporated by reference to Exhibit 4.6 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

4.19+	Stock Option Agreement with Nicholas DeVito dated July 13, 2019 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 13, 2019)

4.20	Form of Common Stock Purchase Warrant issued in 2019 private placement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on July 3, 2019)

10.1	Asset Purchase Agreement, dated September 12, 2018 between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.1 to Form 10 (File No. 000-53223) filed on September 12, 2018)

10.2	Assignment Agreement of Patent Applications (Antarctic krill), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)

10.3	Assignment Agreement of Patent Applications (Enzymatic), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.3 to Form 10 (File No. 000-53223) filed on September 12, 2018)

10.4	Assignment Agreement of Patent Applications (Thrombosis), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.4 to Form 10 (File No. 000-53223) filed on September 12, 2018)

10.5	Patent Purchase and Assignment Agreement, dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)

10.6+	Director Agreement with Terry Brostowin dated December 6, 2018 (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 5, 2019)

10.7	Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 19, 2019)

10.8	Amendment No. 1 dated March 31, 2020, to Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2020)

10.9	Amendment No. 2 dated May 29, 2020, to Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 5, 2020)

10.10	Amendment No. 3 dated July 30, 2020, to Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2020)

10.11	Form of Subscription Agreement for 2020 Private Placement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2020)

10.12	Form of Registration Rights Agreement for 2020 Common Stock Private Placement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 14, 2020)

10.13+	Executive Employment Agreement, dated November 1, 2020, with Dr. Neil J. Campbell (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 6, 2020)

10.14+

Mutual Release of Claims Agreement by and between Marizyme, Inc. and Nicholas DeVito dated August 27, 2020 (incorporated by reference to Exhibit 10.13 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.15+	Executive Employment Agreement, dated October 31, 2021, between Marizyme, Inc. and David Barthel (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 15, 2021)

10.16 (1)	Indemnification Agreement dated November 1, 2020 with James Sapirstein

10.17	Indemnification Agreement dated November 1, 2020 with Terry Brostowin (incorporated by reference to Exhibit 10.5 to Form 10-K filed on November 15, 2021)

10.18 (1)	Indemnification Agreement dated November 1, 2020 with Bruce Harmon

10.19+	Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed on November 15, 2021)

10.20+ (1)	Services Agreement dated March 1, 2021 between Marizyme, Inc. and James Sapirstein

10.21+	Offer Letter between Marizyme, Inc. and Dr. Steven Brooks dated December 1, 2020 (incorporated by reference to Exhibit 10.9 to Form 10-K filed on November 15, 2021)

10.24	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.74 to Form 10-Q filed on August 23, 2021)

10.25	Form of Placement Agent Warrant Agreement (incorporated by reference to Exhibit 10.75 to Form 10-Q filed on August 23, 2021)

10.26	Form of Unit Purchase Agreement between Marizyme, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 27, 2021)

10.27	Form of Registration Rights Agreement between Marizyme, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 27, 2021)

10.28	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 27, 2021)

10.29	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 27, 2021)

10.30	Form of Exchange Agreement between Marizyme, Inc. and the person executing the signature page thereto (incorporated by reference to Exhibit 10.5 to Form 8-K filed on December 27, 2021)

10.31	Placement Agency Agreement between Marizyme, Inc. and Univest Securities, LLC, dated December 10, 2021 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 27, 2021)

10.32	Form of Guarantors Security Agreement, dated as of May 20, 2021, between Marizyme Sciences, Inc., Somaceutica, Inc., and Somahlution, Inc., and the secured parties signatory thereto (incorporated by reference to Exhibit 10.26 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.33	Form of Guaranty, dated as of May 19, 2021, of Marizyme Sciences, Inc., Somaceutica, Inc., and Somahlution, Inc. (incorporated by reference to Exhibit 10.27 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.34	Form of Security Agreement, dated as of May 25, 2021, between Marizyme, Inc. and the secured parties signatory thereto (incorporated by reference to Exhibit 10.28 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.34	Form of Trademark Security Agreement, dated as of May 19, 2021, between Marizyme, Inc. and the secured parties signatory thereto (incorporated by reference to Exhibit 10.29 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.36	Form of Patent Security Agreement, dated as of May 19, 2021, between Marizyme, Inc. and the secured parties signatory thereto (incorporated by reference to Exhibit 10.30 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.35+	Consulting Agreement, dated December 21, 2021, by and among Marizyme, Inc., AAT Services Inc., and George Kovalyov (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 27, 2021)

10.36+	Consulting Agreement, dated September 30, 2020, by and between Marizyme, Inc. and Bradley Richmond (incorporated by reference to Exhibit 10.32 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.37+	Consulting Agreement, dated December 21, 2021, by and among Marizyme, Inc., Rydra Capital Corp., and Harrison Ross (incorporated by reference to Exhibit 10.33 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.38+	Letter Agreement, dated March 5, 2021, between Marizyme, Inc. and Bruce Harmon (incorporated by reference to Exhibit 10.34 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.39	Lease, dated December 11, 2020, between JIC Equities, LLC and Marizyme, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.40+	Executive Employment Agreement, dated July 26, 2021, between Marizyme, Inc. and Catherine Pachuk (incorporated by reference to Exhibit 10.36 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.41+	Amendment to Executive Employment Agreement, dated as of February 8, 2022, between Marizyme, Inc. and David Barthel (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 9, 2022)

10.42+	Marizyme Employment Terms and Conditions Agreement, dated January 18, 2021, between Marizyme, Inc. and Amy Chandler (incorporated by reference to Exhibit 10.38 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.43+	Stock Option Agreement, dated January 29, 2021, between Marizyme, Inc. and Amy Chandler (incorporated by reference to Exhibit 10.39 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.44+	Marizyme Employment Terms and Conditions Agreement, dated February 25, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.40 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.45+	Employment Offer Letter, dated January 16, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.41 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.46+	Stock Option Agreement, dated January 16, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.42 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.47+	Confidential Separation Agreement and General Release, dated September 14, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.43 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

10.48+ (1)	Director Agreement, dated as of December 6, 2018, between Marizyme, Inc. and James Sapirstein

10.49+ (1)	Agreement to Transfer Option and Amendatory Agreement, dated March 3, 2022, between Marizyme, Inc., James Sapirstein and Bevilacqua PLLC, as escrow agent

14.1 (1)	Code of Business Conduct and Ethics

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form S-1 (File No. 333-262697) filed on February 14, 2022)

31.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (1)	Certification of Principal Accounting Officer of Marizyme, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Taxonomy Extension Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

* Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Marizyme, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

+ Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022

MARIZYME, INC.

	By:	/s/ David Barthel
David Barthel
Chief Executive Officer

	By:	/s/ George Kovalyov
George Kovalyov
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Vithalbhai Dhaduk	Chairman of the Board and Independent Director	March 31, 2022
Dr. Vithalbhai Dhaduk

/s/ Terry Brostowin, Esq.	Independent Director	March 31, 2022
Terry Brostowin, Esq.

/s/ Dr. William Hearl	Independent Director	March 31, 2022
Dr. William Hearl

/s/ Julie Kampf	Independent Director	March 31, 2022
Julie Kampf

/s/ David Barthel	Chief Executive Officer and Director	March 31, 2022
David Barthel	(principal executive officer)

/s/ George Kovalyov	Chief Financial Officer Director	March 31, 2022
George Kovalyov	(principal financial and accounting officer)

