Form 10-Q
period 2022-03-31
MARIZYME INC
filed 2022-05-16
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

As of May 16, 2022, the registrant had 40,828,188 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current
Cash	$3,172,967	$4,072,339
Accounts receivable	8,650	8,650
Other receivables	20,806	41,307
Prepaid expense	469,913	257,169
Inventory	15,535	22,353
Total current assets	3,687,871	4,401,818
Non-current
Property, plant and equipment, net	12,749	12,817
Operating lease right-of-use assets, net	1,098,059	1,158,776
Intangible assets, net	52,655,899	52,866,192
Prepaid royalties, non-current	339,091	339,091
Deposits	30,000	30,000
Goodwill	7,190,656	7,190,656
Total non-current assets	61,326,454	61,597,532
Total assets	$65,014,325	$65,999,350

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$822,556	$1,596,147
Note payable	284,918	127,798
Due to related parties	271,371	1,132,634
Operating lease obligations	277,142	277,142
Total current liabilities	1,655,987	3,133,721
Non-current
Operating lease obligations, net of current portion	820,917	881,634
Note payable, net of current portion	-	469,252
Convertible notes	318,062	26,065
Derivative liabilities	3,821,564	2,485,346
Contingent liabilities	13,143,000	11,313,000
Total non-current liabilities	18,103,543	15,175,297
Total liabilities	19,759,530	18,309,018

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021
Common stock, par value $0.001, 75,000,000 shares authorized, issued and outstanding shares - 40,828,188 and 40,528,188 at March 31, 2022 and December 31, 2021, respectively	40,828	40,528
Additional paid-in capital	99,162,415	95,473,367
Accumulated deficit	(53,948,448)	(47,823,563)
Total stockholders’ equity	45,254,795	47,690,332
Total liabilities and stockholders’ equity	$65,014,325	$65,999,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$-	$73,952

Operating expenses:
Professional fees (includes related party amounts of $103,200, and $Nil, respectively)	544,040	529,073
Salary expenses	915,640	884,041
Research and development	1,218,296	391,504
Stock-based compensation	716,432	367,718
Depreciation and amortization	210,361	416,595
Other general and administrative expenses	390,572	295,572
Total operating expenses	3,995,341	2,884,503
Total operating loss	(3,995,341)	(2,810,551)

Other expense
Interest and accretion expenses	(299,544)	-
Change in fair value of contingent liabilities	(1,830,000)	-
Total other expense	(2,129,544)	-

Net loss	$(6,124,885)	$(2,810,551)

Loss per share – basic and diluted	$(0.15)	$(0.08)

Weighted average number of shares of common stock outstanding – basic and diluted	40,628,188	35,928,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	35,928,188	$35,928	$82,077,334	$(36,825,634)	$45,287,628
Stock-based compensation expense	-	-	334,385	-	334,385
Net loss	-	-	-	(2,810,551)	(2,810,551)
Balance, March 31, 2021	35,928,188	$35,928	$82,411,719	$(39,636,185)	$42,811,462

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,528,188	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	716,432	-	716,432
Issuance warrants	-	-	2,969,916	-	2,969,916
Exercise of warrants	300,000	300	2,700	-	3,000
Net loss	-	-	-	(6,124,885)	(6,124,885)
Balance, March 31, 2022	40,828,188	$40,828	$99,162,415	$(53,948,448)	$45,254,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(6,124,885)	$(2,810,551)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	210,361	416,595
Stock-based compensation	716,432	334,385
Stock-based compensation - restricted common stock	-	33,333
Interest and accretion on convertible notes and notes payable	299,544	-
Issuance of warrants for services	568,679	-
Change in fair value of contingent liabilities	1,830,000	-
Change in operating assets and liabilities:
Accounts and other receivable	20,501	4,802
Prepaid expense	(212,744)	43,290
Inventory	6,818	11,700
Accounts payable and accrued expenses	(767,187)	(98,584)
Due to related parties	(861,263)	-
Net cash used in operating activities	(4,313,744)	(2,065,030)

Cash flows used in investing activities:
Purchase of intangible assets	-	(2,775)
Net cash used in investing activities	-	(2,775)

Cash flows from financing activities:
Proceeds from convertible promissory notes, net of issuance cost	3,411,372	-
Shares issued for exercise of warrants	3,000	-
Net cash provided by financing activities	3,414,372	-

Net change in cash	(899,372)	(2,067,805)

Cash at beginning of period	4,072,339	2,902,762

Cash at end of period	$3,172,967	$834,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$1,336,218	$-
Warrants and debt discount issued in connection with convertible notes	$2,401,237	$-
Settlement of notes payable with convertible notes	$326,083	$-

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

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $53,948,448 at March 31, 2022 (December 31, 2021 - $47,823,563). Additionally, the Company has working capital of $2,031,884 (December 31, 2021 - $1,268,097) and $3,172,967 (December 31, 2021 - $4,072,339) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the next twelve months, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filings with the Securities and Exchange Commission (the “SEC”), and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of private or public offerings. While the Company believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: My Health Logic Inc. (“My Health Logic” or “MHL”), Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”), (collectively – “Somah”), and Marizyme Sciences, Inc. (“Marizyme Sciences”). All intercompany transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “2021 Form 10-K”). The balance sheet as of December 31, 2021 was derived from audited consolidated financial statements included in the 2021 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 1 to those consolidated financial statements.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the allocation of the purchase price in a business combination to the underlying assets and liabilities, recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, derivative liabilities, contingent liabilities and deferred tax valuations.

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

The carrying amounts of certain accounts and other receivable, accounts payable and accrued expenses, notes payable, and amounts due to related parties approximate fair value due to the short-term nature of these instruments.

The fair value of lease obligations is determined using discounted cash flows based on the expected amounts and timing of the cash flows discounted using a market rate of interest adjusted for appropriate credit risk.

The contingent liabilities assumed on the acquisition of Somah in 2020 consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 6.21 years. For the three months ended March 31, 2022, changes in these assumptions resulted in a $806,000 increase in fair value of these liabilities. At March 31, 2022 the fair market value of performance warrants and pediatric vouchers warrants liabilities was $5,158,000.

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three months ended March 31, 2022, changes in these assumptions resulted in a $1,065,000 increase in fair value of these liabilities. At March 31, 2022 the fair market value of royalty payments was $5,053,000.

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three months ended March 31, 2022, changes in these assumptions resulted in a $41,000 decrease in fair value of this liability. At March 31, 2022 the fair market value of rare pediatric vouchers was $1,109,000.

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three months ended March 31, 2022. At March 31, 2022 the fair market value of liquidation preference was $1,823,000.

The derivative liabilities consist of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to the Unit Purchase Agreement (Note 7).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As at March 31, 2022 and December 31, 2021, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
March 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$3,821,564
Contingent liabilities	-	-	13,143,000
Total	$-	$-	$16,964,564

	Fair Value Hierarchy
December 31, 2021	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$2,485,346
Contingent liabilities	-	-	11,313,000
Total	$-	$-	$13,798,346

The following table provides a rollforward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2021	$13,798,346
Change in fair value of contingent liabilities	1,830,000
Derivative liabilities issued pursuant to Unit Purchase Agreement	1,336,218
Balance at March 31, 2022	$16,964,564

The Company did not have any derivative or contingent liabilities in the three months ended March 31, 2021.

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, and employee benefits, for those individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of Duragraft, and costs related to manufacturing Duragraft for clinical trials. The Company has entered into various research and development contracts with various organizations and other companies. Payments of these activities are based on the terms of the individual agreements which matches to the pattern of costs incurred. Payments made in advance are reflected in the accompanying balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be required in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Stock-Based Compensation

Stock-based compensation expense for employees and directors is recognized in the Condensed Consolidated Statements of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, we estimate the grant date fair value using our closing stock price on the date of grant. We recognize the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. We recognize the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest.

Comparative Information

To conform with the current period’s financial statement presentation, the Company reclassified certain professional fees, salaries, and rent expenses related to research and development activities for the period ended March 31, 2021 into research and development expenses line item on the Condensed Consolidated Statements of Operations. Such reclassifications were not considered material and did not have any effect on the Company’s net loss for the period ended March 31, 2021.

NOTE 4 – ACQUISITION

My Health Logic Inc.

On November 1, 2021, Marizyme entered into a definitive arrangement agreement with Health Logic Interactive Inc. (“HLII”) pursuant to which the Company would acquire all of the issued and outstanding common shares of My Health Logic, a wholly owned subsidiary of HLII, in exchange for common shares of Marizyme (the “Marizyme Shares”).

Marizyme is dedicated to the acceleration, development and commercialization of medical technologies that promote patient health, therefore a strategic decision was made to acquire My Health Logic, which have provided Marizyme with access to MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC 1; and allowed for further growth and development of Marizyme’s portfolio of medical products.

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

In accordance with ASC 805-10 the substance of a transaction constitutes a business combination as the business of My Health Logic Inc. meets the definition of a business under the standard. Accordingly, the transaction was accounted for in accordance with the acquisition method of accounting, and the assets acquired, and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. The purchase price was based on management’s estimate of fair value of the common shares issued.

According to ASC 805 the acquirer has a year from the date of acquisition to recognize measurement period adjustments. While Marizyme does not expect the carrying amount and the fair value of identifiable assets and liabilities acquired, provided below, to change, the estimates surrounding the useful life of intangible assets acquired may differ from the initial values determined. As at March 31, 2022, those estimates remain preliminary. The change in useful life of the intangible assets will not have a material impact on the net loss for the periods ended March 31, 2022 and 2021. Additionally, the Company is in the process of finalizing the tax basis related to these intangible assets which is not final as of March 31, 2022.

Details of the carrying amount and the fair value of identifiable assets and liabilities acquired and purchase consideration paid were as follows:

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

As part of the acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes are unsecured, bear interest at a rate of 9% per annum and mature on August 12, 2022. For the three months ended March 31, 2022, Marizyme recognized $6,085 of interest expense on the notes payable (March 31, 2021 - $Nil). The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the three months ended March 31, 2022 (Note 7). As at March 31, 2022, balance of notes payable, net of current portion was $204,525  (December 31, 2021 - $469,252).

Goodwill is attributed to the workforce and profitability of the acquired business and is not deductible for tax purposes. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 37.5% was used in the fair value assumptions for the assembled workforce acquired.

Pro-forma revenue, net income /(loss), and earnings per share are not presented for this acquisition as they are not material.

NOTE 5 – LEASES

On December 11, 2020, the Company entered into a 5.5 - year lease agreement for administrative office and laboratories, which commenced in December 2020 at a monthly rent of approximately $10,800, increasing by 2.5% annually beginning in the second year of the lease until the end of the term. Additionally, pursuant to the agreement, the Company will pay approximately $12,000 per month in operating expenses. As at March 31, 2022, the remaining lease term was 4.17 years. The lease had been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three months ended March 31, 2022 and 2021 was approximately $110,900 and $35,600, respectively.

The following table summarizes supplemental balance sheet information related to the operating lease as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Right-of-use asset	$1,098,059	$1,158,776

Operating lease liabilities, current	$277,142	$277,142
Operating lease liabilities, non-current	820,917	881,634
Total operating lease liabilities	$1,098,059	$1,158,776

As at March 31, 2022, the maturities of the lease liabilities for the periods ending December 31 are as follows:

2022	207,857
2023	277,142
2024	277,142
2025	277,142
Thereafter	130,950
Total lease payments	1,170,233
Less: present value discount	(72,174)
Total	$1,098,059

NOTE 6 – INTANGIBLE ASSETS

Krillase

As part of the asset acquisition of ACB Holding AB, Reg. No. 559119-5762, completed on September 12, 2018, Marizyme acquired all rights, titles, and interest in the Krillase technology, a group of intangible assets worth $28,600,000. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in wound debridement, wound healing, dental care and thrombosis. The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase have not been amortized since the acquisition, as they have not yet been put into operations. The Company expects to put Krillase into operations and establish the first stream of revenue from the sale of the product in 2023.

DuraGraft

As part of Somahlution acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology.

My Health Logic

As part of My Health Logic acquisition (Note 4), Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000.

Intangible Assets	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
Patents in process	122,745	-	122,745	122,745	-	122,745
DuraGraft patent	5,256,000	(673,845)	4,582,155	5,256,000	(572,768)	4,683,232
Duragraft - Distributor relationship	308,000	(51,333)	256,667	308,000	(43,633)	264,367
Duragraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000	12,606,000	-	12,606,000
My Health Logic - Trade name	450,000	(8,840)	441,160	450,000	(804)	449,196
My Health Logic - Biotechnology	4,600,000	(74,412)	4,525,588	4,600,000	(6,765)	4,593,235
My Health Logic - Software	1,550,000	(28,416)	1,521,584	1,550,000	(2,583)	1,547,417
Total intangibles	$53,492,745	$(836,846)	$52,655,899	$53,492,745	$(626,553)	$52,866,192

	DuraGraft	My Health Logic	Total
Goodwill
Balance, December 31, 2020	$-	$-	$-
Additions on acquisitions	5,416,000	1,774,656	7,190,656
Impairment	-	-	-
Balance, December 31, 2021 and March 31, 2022	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2020	$42,278,211
Acquired in Somah Transaction	4,022,271
Acquired in My Health Logic Transaction	6,600,000
Additions	2,775
Amortization expense	(37,065)
Balance, December 31, 2021	$52,866,192
Amortization expense	(210,293)
Balance, March 31, 2022	$52,655,899

Future amortizations for Duragraft and My Health Logic intangible assets for the next five years will be $841,172 for each year from 2023 through 2027 and $7,121,292 for 2028 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

November 2021 Amended Unit Purchase Agreement

On November 29, 2021, due to a lower common stock price, the Company, with the consent of all Unit holders, amended the May 2021 Unit Agreements. By rescinding their investment, the Unit holders agreed to amend the Unit Purchase Agreement, which resulted in the following significant changes to the offering:

(i)	Decreased the offering price under the Unit Purchase Agreement from $2.50 per Unit to $2.25 per Unit for all future sales under the Unit Purchase Agreement. No proceeds from the initial investment were returned.
(ii)	Decreased the conversion price from $2.50 per share to $2.25 per share for all current Unit holders and all future investors.
(iii)	Cancelled all Class A Warrants and Class B Warrants and replaced them with Class C Warrants.

On December 2, 2021, the Company issued and sold to new investors 98,889 additional units for gross proceeds of $222,500. These units consisted of convertible notes in the aggregate principal amount of $222,500 and Class C Warrants for the purchase of 197,778 shares of common stock.

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

As a result of this substantial modification, the total of 621,087 Units previously issued were replaced with an aggregate of 832,022 pro-rata Units.

During the three months ended March 31, 2022, the Company issued additional 2,290,659 units under the New Securities agreement for the gross proceeds of $4,008,653. Of the total 2,290,659 Units issued: (i) 159,245 Units were issued to settle notes payable assumed on acquisition of My Health Logic (Note 4), (ii) 22,857 Units were issued to settle accounts payable, and 171,428 Units were issued in exchange for services rendered to the Company in the three months ended March 31, 2022.

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the convertible notes meet the definition of derivative liabilities and that the detachable warrants issued do not meet the definition of a liability and therefore will be accounted for as an equity instrument.

The fair value of the warrants issued in the three months ended March 31, 2022, of $2,401,237 (December 31, 2021 - $4,299,649) and the fair value of derivative liabilities of $1,336,218 issued (December 31, 2021 - $2,485,346) have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the three months ended March 31, 2022, the Company recognized interest and accretion expense of $291,997 (March 31, 2021 - $Nil) in the condensed consolidated statements of operations.

Convertible Notes, Net of Debt Discount
Balance, December 31, 2021	$26,065
Convertible notes issued - new securities	4,008,653
Issuance costs	(271,198)
Debt discount	(3,737,455)
Debt accretion	291,997
Balance, March 31, 2022	$318,062

As of March 31, 2022 and December 31, 2021, the Company had the following convertible notes, net of debt discount outstanding:

	March 31, 2022	December 31, 2021
Convertible notes - total principal	$11,464,692	$7,482,104
Unamortized issuance costs and discount	(11,146,630)	(7,456,039)
Convertible notes, net of debt discount	$318,062	$26,065

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

The Convertible Notes issued or reissued in exchanged for the cancellation of previously-issued Convertible Notes from May 2021 until March 24, 2022 provide that in the event the Company consummates a qualified financing of at least $10 million of equity or equity equivalents, and provided that the Company is listed on a trading market that is a senior exchange such as Nasdaq or the New York Stock Exchange and the shares into which the Convertible Notes may be converted may be issued or resold under an effective registration statement, then all outstanding principal, together with all unpaid accrued interest, under the convertible notes, would automatically convert into shares of the equity financing at the lesser of (i) 75% of the cash price per share paid in the financing and the otherwise applicable conversion price. In addition, if at any time following the sixty (60) day anniversary of the final closing date or termination of this private placement, and if there is an effective registration statement permitting the issuance or resale of the shares of common stock into which the convertible notes may be converted, (A) the Company’s common stock is listed on a senior national securities exchange, (B) the daily volume-weighted average price for the prior twenty (20) consecutive trading days is $6.00 or more (adjusted for splits and similar distributions) and (C) the daily trading volume is at least $1,000,000 during such twenty (20)-day period, then the Company would have the right to require the convertible notes to convert all or any portion of the principal and accrued interest then remaining under the note into shares of common stock at the above conversion price in effect on the mandatory conversion date.

In addition, the Convertible Notes provide that more favorable terms under subsequent equity issuances will become part of the Convertible Notes. The Convertible Notes also include certain customary antidilution provisions and registration rights under a Registration Rights Agreement with the investors.

The Convertible Notes in our March 24, 2022 and subsequent closings were also modified to provide that upon the occurrence of certain qualified financings of $10 million or more as described above, such Convertible Notes would be voluntarily, not automatically, convertible at the lower of 75% of the price per equity security in such financing and the otherwise applicable conversion price. The conversion provision was also modified to remove the requirement that an effective registration statement allow for the issuance or resale of shares of common stock into which the convertible notes may be converted in order for the conversion price of the Convertible Notes to be subject to the reduction to 75% of the price per equity security in a qualified financing.

The Convertible Notes are secured by a first priority security interest in all assets of the Company. They also have certain registration requirements for the shares of common stock underlying the Convertible Notes upon the final closing under the unit purchase agreement between the Company and the investors in this private placement.

New Class C Warrants Terms

●	Exercise price is the lower of (i) $2.25 per share, or (ii) the Automatic Conversion Price (the lesser of (i) 75% of the cash price per share paid by the other purchasers of next round securities in a Qualified Financing and (ii) the Conversion Price ($2.25, subject to Customary Antidilution Adjustments).
●	Exercisable for a period of 5 years from issuance.
●	Warrant Coverage: 200%.

NOTE 8 – STOCKHOLDERS’ EQUITY

a) Preferred stock

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of March 31, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

b) Common stock

The Company is authorized to issue a total number of 75,000,000 shares of common stock with a par value of $0.001.

As of March 31, 2022 and December 31, 2021, there were 40,828,188 and 40,528,188 shares of common stock issued and outstanding, respectively. During the three months ended March 31, 2022, the Company issued 300,000 shares of common stock for exercise of warrants.

c) Options

On May 18, 2021, our Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”), and our shareholders ratified it on September 20, 2021. The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. As of March 31, 2022, there remains 1,274,057 options available for issuance (December 31, 2021 – 1,274,057).

During the three months ended March 31, 2022, the company granted Nil (December 31, 2021 – 1,532,500) share purchase options to directors, officers, employees, and consultants of the Company.

The summary of option activity for the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2020	3,800,943	$1.36	8.82
Granted	1,532,500	1.51
Forfeited	(1,682,500)	1.36
Outstanding at December 31, 2021	3,650,943	$1.24	8.34	$1,951,117
Granted/forfeited	-	-
Outstanding at March 31, 2022	3,650,943	1.24	8.10	2,571,777
Exercisable at March 31, 2022	2,561,023	$1.10	7.56	$2,160,932

As of March 31, 2022, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	7.18	$1,846,927
1.25	665,000	265,080	8.85	458,850
1.37	200,000	190,000	8.39	114,000
1.75	800,000	120,000	9.66	152,000
$1.24	3,650,943	2,561,023	8.10	$2,571,777

d) Restricted Share Units

As of March 31, 2022, we determined that the following performance condition attached to the restricted share awards granted in the fiscal 2021 were more likely than not to be achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somahlution and My Health Logic.

Therefore, compensation cost of $295,750 for the restricted share awards was recognized in stock-based compensation the period ended March 31, 2022 (March 31, 2021 - $Nil).

e) Warrants

As of March 31, 2022 and December 31, 2021, there are 16,726,157 and 12,144,838 warrants outstanding, respectively.

	Number	Weighted Average Price
December 31, 2020	3,393,651	$2.13
Issued pursuant to Unit Purchase Agreement	8,521,187	2.25
Issued	230,000	1.39
December 31, 2021	12,144,838	$2.20
Issued pursuant to Unit Purchase Agreement	4,581,319	2.25
Issued	300,000	0.01
Exercised	(300,000)	0.01
March 31, 2022	16,726,157	$2.21

During the three months ended March 31, 2022, the Company issued the following:

On January 26 and February 14, 2022, in exchange for services of Mr. Richmond, we granted him 300,000 warrants to purchase an aggregate 300,000 shares of Marizyme’s common stock at an exercise price of $0.01 per share. The warrants issued had an average term of 5 years, were fair valued at $568,677 and recorded in salary expense in the condensed consolidated statements of operations for the three months ended March 31, 2022. On March 15, 2022, Mr. Richmond exercised 300,000 warrants issued to him.

On January 14, January 24 and March 24, 2022 pursuant to the Unit Purchase Agreement the Company issued an aggregate of 4,581,319 additional New Class C warrants with an exercise price of $2.25 per share and a term of five years.

f) Stock-based compensation

During the three months ended March 31, 2022, the Company recorded $716,432 in non-cash share-based compensation (March 31, 2021 - $367,718).

NOTE 9 – RELATED PARTY TRANSACTIONS

As at March 31, 2022, the Company owed an aggregate of $271,371 (December 31, 2021 - $1,132,634) to related parties of the Company. The full balance is owed to Mr. Frank Maresca, a related party and shareholder of the Company, and comprised of the following:

●	The Company received consulting services from Mr. Maresca and pursuant to the agreement incurred $60,000 in professional expenses in the three months ended March 31, 2022 (March 31, 2021 - $Nil). At March 31, 2022, the company owes a total of $271,371 for consulting services provided and service-related expenses incurred by Mr. Maresca during the period ended March 31, 2022 and the year ended December 31, 2021.

In the three months ended March 31, 2022, the Company incurred and settled additional $43,200 in professional services rendered by related parties of the Company and settled $96,744 in various Company-related expenses incurred by these parties.

Additionally, as part of the Somah acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. As at March 31, 2022, the company had $339,091 in prepaid royalties (December 31, 2021 - $339,091) which had been classified as non-current in the condensed consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints allege that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both Campbell/Harmon Complaints demand approximately $30,000 - $50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable. We intend to vigorously defend against these claims. As of March 31, 2022, these cases were in arbitration. Subsequently to the quarter end, in April 2022, both cases were dismissed with prejudice and without any financial impact on the Company.

On January 28, 2022, we filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Florida Circuit Court”), case number 50-2022-CA-000859-XXX-MB, against Amy Chandler (the “Chandler Complaint”). The Chandler Complaint seeks damages for breach of fiduciary duty, breach of contract, negligence, conversion, and civil theft. The Chandler Complaint alleged that, approximately two months before her resignation in September 2021, Ms. Chandler intentionally and recklessly took affirmative actions to cancel the CE certificate required by European Union regulations in order for Marizyme and its subsidiary, Somahlution, LLC, to ship and distribute certain products to/within the European Union, and disregarded her fiduciary duty to Marizyme and responsibilities as its former Executive Vice President for Regulatory Affairs and Quality Management Systems. As a result, the Chandler Complaint alleged that Ms. Chandler’s actions caused significant disruption and damage to Marizyme’s business, including, but not limited to, financial damages and damage to Marizyme’s reputation and business relationships. The Chandler Complaint further alleged that prior to her last day, Ms. Chandler stole confidential, proprietary files governing Marizyme’s quality management system, which were required for essential internal business operations, and that Marizyme incurred significant costs to recreate these files. The Chandler Complaint alleged damages in excess of thirty thousand dollars ($30,000.00), exclusive of interest, attorneys’ fees, and costs.

On February 28, 2022, Ms. Chandler filed a Answer, Affirmative Defenses and Counterclaim to Plaintiff’s Complaint with the Florida Circuit Court (the “Chandler Countercomplaint”). The Chandler Countercomplaint denied the claims in the Chandler Complaint and most of the factual allegations regarding her alleged actions. The Chandler Countercomplaint also included a counterclaim of defamation per se against the Company based on certain statements regarding this litigation that were included in the Registration Statement. As to the claims in the Chandler Complaint, the Chandler Countercomplaint demanded an award of attorneys’ fees and costs, court costs on all counts, and such further relief the court deems just and proper. As to the counterclaim of defamation, the Chandler Countercomplaint requested monetary damages, punitive damages, court costs, and any other relief the court deems just and proper. The Chandler Countercomplaint also demanded trial by jury on all triable issues.

On March 18, 2022, the Company filed a Motion to Dismiss Counterclaim with the Florida Circuit Court (the “Motion to Dismiss”). The Motion to Dismiss stated that the Chandler Countercomplaint for defamation per se should be dismissed with prejudice because the Company has not made any statements about Chandler outside the allegations in the Chandler Complaint. The Motion to Dismiss stated that the statements regarding this litigation that were included in the Registration Statement were as a matter of law not false because they all accurately reproduced the allegations in the Chandler Complaint and such statements were prefaced by the words “The Chandler Complaint alleged”. The Motion to Dismiss further stated that allegations in the litigation are subject to Florida’s litigation privilege and cannot serve as a basis for a defamation claim as a matter of law. As of [*], 2022, this case was pending.

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022,
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the three months ended March 31, 2022, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020, the Company entered into the Agreement with Somah stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. During the three months ended March 31, 2022, the Company had not earned any revenues from Krillase and did not have any sales of the DuraGraft products in U.S., therefore no royalties have been accrued or paid in the period.

Upon receiving FDA approval for the Duragraft product, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As at March 31, 2022, minimum lease payments in relation to lease commitments are payable as described in Note 5.

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

NOTE 11 - SUBSEQUENT EVENTS

Effective April 1, 2022 the Company has amended their lease agreement for administrative office and laboratories currently leased to add additional space. The monthly cost of additional space is approximately $4,510 increasing to $8,682 on July 1, 2022 and continue to increase by 2.5% annually thereafter until the end of the term. The term of the lease remains unchanged.

Effective May 1, 2022, the Company has leased additional laboratory space. The term of the lease is for 4.3 years expiring on July 30, 2026. The monthly cost of laboratory space is approximately $3,757, increasing by 6% annually. Additionally, pursuant to the agreement, the Company will pay approximately $3,344 per month in operating expenses.

On May 11, 2022, the Company issued and sold to new investors 746,563 additional units for gross proceeds of $1,306,485. These units consisted of convertible notes in the aggregate principal amount of $1,306,485 and Class C Warrants for the purchase of 1,493,126 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the impact of COVID-19, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described under Item 1A “Risk Factors” in our annual report on Form 10-K. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

OVERVIEW

Marizyme is a multi-technology life science company dedicated to the acceleration, development and commercialization of medical technologies that promote patient health and present potential for rapid revenue growth.

Key elements of our strategy include:

●	Advancing development of three medical technology platforms – DuraGraft, MATLOC and Krillase – each of which is clinically tested and backed by a portfolio of patented or patent-pending assets;

●	Advancing DuraGraft, our endothelial damage inhibitor, or “EDI”, and MATLOC 1, our “CKD” screening and diagnostic device, for the Food and Drug Administration De Novo classification process and 510(k) application, respectively. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we expect to submit the De Novo request for DuraGraft to the FDA in 2022;

●	Progressing the development of Krillase by planning an animal clinical study which will be conducted in 2022, and which we expect will facilitate our entry into the pet health market and generate revenue through the sale of Krillase-based canine dental hygiene products.

We have incurred losses for each period from inception. Our net loss was approximately $6.1 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our ability to continue as a going concern, and would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

KEY Q1 2022 HIGHLIGHTS

Financing

In 2021, the Company offered up to 4,000,000 units (the “Units Offering”), comprised of convertible notes and warrants, with the intent to raise up to $10,000,000 on a rolling basis. Certain terms and conditions of the Units Offering were amended and as a result, during the year ended December 31, 2021, the Company issued an aggregate of 4,260,594 units for net proceeds of $6,692,765.

During Q1 2022, the Company issued additional 2,290,659 units for gross proceeds of $4,008,653. The proceeds from the Units Offering were used to settle certain debt obligations and will be used to sustain the Company’s growth and meet its capital obligations.

In 2021 the Company entered into an agreement with an investor for an investment of $6,000,000. Pursuant to the agreement, the investor agreed to up to two additional closings in which it would invest (i) $2,000,000 upon the Company’s filing of a registration statement on Form S-1 with the SEC (filed on February 14, 2022 and $2,000,000 were received as part of the proceeds from the Units Offering in Q1 2022), and (ii) an additional $2,000,000 upon the Company’s responding in a satisfactory manner to the first round of SEC comments relating to the filed Form S-1 (no comments were received from SEC on the filed S-1 form). As of date of this 10-Q Form the second closing for $2,000,000 is in process of completion.

Operational

In 2021 Marizyme underwent a corporate restructuring, whereby the key officers, directors, and management team changed in order to accelerate the Company’s progress toward meeting its key objectives and deliver on its strategy and to be in a better position to address certain material weaknesses in its disclosure controls and procedures and internal control over financial reporting. In Q1 2022, the executive and management team continued this process while also focusing on meeting and delivering on the Company’s objectives to commercialize its key products and advance in its search for more life science assets. However, as discussed in Part II—Other Information, Item 4. “Controls and Procedures”, no further significant steps were taken to remediate the material deficiency in our disclosure controls and procedures and internal control over financial reporting during the three months ended March 31, 2022.

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with our application to be listed on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC and related ongoing stock exchange and SEC requirements.

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

Other Expenses

Other expenses consist of mark to market adjustments on contingent liabilities assumed on the acquisition of the Somahlution assets and interest and accretion expenses related to our convertible notes issued in an ongoing private placement since May 2021 pursuant to our Unit Purchase Agreement.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

Revenue	$-	$73,952	$(73,952)

Operating expenses:
Professional fees	544,040	529,073	14,967
Salary expenses	915,640	884,041	31,599
Research and development	1,218,296	391,504	826,792
Stock-based compensation	716,432	367,718	348,714
Depreciation and amortization	210,361	416,595	(206,234)
Other general and administrative expenses	390,572	295,572	95,000
Total operating expenses	3,995,341	2,884,503	1,110,838
Total operating loss	$(3,995,341)	$(2,810,551)	$(1,184,790)
Other expenses:
Interest and accretion expenses	(299,544)	-	(299,544)
Change in fair value of contingent liabilities	(1,830,000)	-	(1,830,000)
Net loss	$(6,124,885)	$(2,810,551)	$(3,314,334)

Revenue

We recognized no revenue for the three months ended March 31, 2022 compared to $0.07 million for the three months ended March 31, 2021. No revenues were generated in Q1 2022 due to the COVID-19 pandemic’s ongoing impact on the Company’s supply chain and its lapsed ability to produce and market Duragraft inventory. In Q1 2022, the executive and management teams have been working on re-establishing the Company’s business relationships with its trusted manufacturing and distribution partners and expect the production of Duragraft inventory and sales to resume in Q2 2022.

Professional Fees

Professional fees increased by $0.01 million or 3% to $0.54 million for the quarter ended March 31, 2022 compared to $0.53 million for the same period ended March 31, 2021. The spend remained relatively flat period over period - professional fees in Q1 2022 can be attributed to legal support with preparation and filling of the Company’s Form S-1 filed with the SEC on February 14, 2022, and audit fees in connection with the audit of the 2021 Form 10-K.

Salary Expenses

Salary expenses for the quarter ended March 31, 2022, were $0.92 million, a $0.03 million or 4% increase from the comparative period. The increase in salary cost is attributable to the restructuring and growth of the organization as the Company continued to restructure its executive and management teams and seek to expand into new markets and work towards commercialization of DuraGraft in the United States.

Research and Development

Research and development expenses for the quarter ended March 31, 2022, were $1.22 million, a $0.83 million or 211% increase from the comparative period. The increase in research and development expenses can be mainly attributed to its expanded research and development program due the Company’s acquisition of the MATLOC 1 assets in late 2021, and its focus on development and advancement of its other products – DuraGraft and Krillase – towards commercialization.

Other General and Administrative Expenses

Other general and administrative expenses increased $0.1 million or 32% to $0.39 million in the three months ended March 31, 2022. The increase was due to the Company’s non-legal fees related to the filing of the Company’s Form S-1 filed with the SEC on February 14, 2022, preparation toward its anticipated public offering, and expenses associated with running a public company. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Expenses

During the quarter ended March 31, 2022, the Company incurred $0.30 million of interest and accretion costs associated with convertible notes issued at discount as part of the Units Offering agreements. Additionally, the Company recognized $1.83 million of fair value loss from mark to market adjustments on the contingent liabilities assumed on the acquisition of Somah due to the change of the fair value of the contingent consideration.

LIQUIDUTY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2022, we had available cash of $3,172,967 and an accumulated deficit of $53,948,448. We fund our operations through capital raises.

Private Placements

Unit Purchase Agreement

During the three months ended March 31, 2022, the Company issued an additional 2,290,659 units under its Unit Purchase Agreement for gross proceeds of $4,008,653. Of the total 2,290,659 Units issued: (i) 159,245 Units were issued to settle notes payable assumed on acquisition of My Health Logic, (ii) 22,857 Units were issued to settle accounts payable, and 171,428 Units were issued in exchange for services rendered to the Company in the three months ended March 31, 2022. The remaining proceeds from this offering will be used to sustain the Company’s growth and meet its capital obligations.

Public Offering

On February 14, 2021, Marizyme filed a registration on Form S-1 with the SEC with intention to raise up to an estimated $15,000,000, or $17,250,000 including the underwriter’s over-allotment option. The proceeds from the offering will be used by the Company (i) to develop its DuraGraft, MATLOC, and Krillase platforms; (ii) to commercialize and produce its products, and (iii) for general working capital and other corporate purposes.

Funding Requirements and Other Liquidity Matters

Marizyme expects to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

●	Increase our expertise and knowledge through hiring and retaining qualified operational, financial and management personnel, who will build efficient infrastructure to support development and commercialization of therapies and devices;
●	Increase in research and development and legal expenses as we continue to develop our products, conduct clinical trials and pursue FDA approvals;
●	Expand our product portfolio through the identification and acquisition of additional life science assets; and
●	Seek to increase awareness about our products to boost sales and distributions internationally.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change
Net Cash provided by/(used in):
Operating activities	$(4,313,744)	$(2,065,030)	$(2,248,714)
Investing activities	-	(2,775)	2,775
Financing activities	3,414,372	-	3,414,372
Net increase/(decrease) in cash	$(899,372)	$(2,067,805)	$1,168,433

Operating Activities

Net cash used in operating activities was approximately $4.31 million and $2.07 million for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operating activities for the three months ended March 31, 2022, was due to approximately $0.54 million spent on professional fees, $0.92 million spent on salaries and related compensation expenses and $1.22 million spent on research and development activities. The increase in net case used in operating activities primarily related to a $1.63 million increase in accounts payable, accrued expenses, and amounts due to related parties in support of the growth of our operating activities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was due to $3.74 million of funds raised from the issuance of convertible promissory notes pursuant to the Unit Purchase Agreement. The Company also settled an aggregate of $0.33 million in notes payable as part of the Unit Purchase agreement issuances during the three months ended March 31, 2022.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K.

Royalties and Other Commitments

Upon receiving the FDA approval for the DuraGraft and other key intellectual products, the Company will:

●	Grant performance warrants to Somahlution, for 4,000,000 restricted common shares of the Company, with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval;
●	Pay royalties on all net sales of the product acquired from Somah of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
●	Pay 10% of cash value of the rare pediatric voucher sales following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somah’s DuraGraft product;
●	Grant rare pediatric voucher warrants to purchase an aggregate of 250,000 commons shares with a term of five years and a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval, and
●	Pay a liquidation preference, up to a maximum of $20 million upon the sale by the Company of all or substantially all of the assets relating to the Somah products. Upon the sale of either or both of the DuraGraft or Somah derived solid organ transplant products, the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount.

Lease Commitments

The Company has entered into arrangements for office and laboratories spaces. As of March 31, 2022, minimum lease payments in relation to lease commitments were payable as outlined in Note 5 to the interim consolidated financial statements included with this report.

Recent Developments

Effective April 1, 2022 the Company has amended its lease agreement for administrative office and laboratories currently leased to add additional space. The monthly cost of additional space is approximately $4,510 increasing to $8,682 on July 1, 2022 and continue to increase by 2.5% annually thereafter until the end of the term. The term of the lease remains unchanged.

In addition, effective May 1, 2022, the Company has leased additional laboratory space. The term of the lease is for 4.3 years expiring on July 30, 2026. The monthly cost of laboratory space is approximately $3,757, increasing by 6% annually. Additionally, pursuant to the agreement, the Company will pay approximately $3,344 per month in operating expenses.

On May 11, 2022, the Company issued and sold to new investors 746,563 additional units for gross proceeds of $1,306,485. These units consisted of convertible notes in the aggregate principal amount of $1,306,485 and Class C Warrants for the purchase of 1,493,126 shares of common stock.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report, with the participation, and under the supervision, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO concluded that as of March 31, 2022, our disclosure controls and procedures were ineffective due to the material weakness described below.

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A material weakness in disclosure controls and procedures includes a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As previously reported in our annual report on Form 10-K for the year ended December 31, 2021, management concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in the design and operating effectiveness of internal controls related to inadequate internal technical staffing levels and lack of board or management oversight. In connection with our preparation of our interim condensed consolidated financial statements for the three months ended March 31, 2021, we identified a material weakness in our disclosure controls and procedures due to the material weakness in internal control over financial reporting related to the following:

●	We did not maintain a sufficient complement of internal personnel with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements. We relied on outside consulting technical experts and did not maintain adequate internal qualified personnel to properly supervise and review the information provided by the outside consulting technical experts to ensure certain significant complex transactions and technical matters were properly accounted for.
●	In addition, we did not have proper segregation of duties in certain areas of our financial reporting process. The areas where we had a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment.
●	We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments. We did not have adequate policies and procedures in place to ensure the timely, effective review of compliance with contractual covenants in certain financial instruments, and
●	We did not have an independent audit committee to oversee the financial reporting processes and reporting.

To remediate the material weaknesses described above, management will continue to add controls to further enhance and revise the design of the existing controls including:

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

We believe these measures will remediate the material weakness in internal control over financial reporting and disclosure controls and procedures described above by the second quarter of 2022.

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediating the material weakness in internal control over financial reporting identified above, but due to the corporate restructuring and multiple changes to our officers and management team, no significant steps have been taken to remediate the material deficiency in our internal control over financial reporting during the three months ended March 31, 2022.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the legal proceedings described below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints allege that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both Campbell/Harmon Complaints demand approximately $30,000 - $50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable. We intend to vigorously defend against these claims. As of March 31, 2022, these cases were in arbitration. Subsequently to the quarter end, in April 2022, both cases were dismissed with prejudice and without any financial impact on the Company.

On January 28, 2022, we filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Florida Circuit Court”), case number 50-2022-CA-000859-XXX-MB, against Amy Chandler (the “Chandler Complaint”). The Chandler Complaint seeks damages for breach of fiduciary duty, breach of contract, negligence, conversion, and civil theft. The Chandler Complaint alleged that, approximately two months before her resignation in September 2021, Ms. Chandler intentionally and recklessly took affirmative actions to cancel the CE certificate required by European Union regulations in order for Marizyme and its subsidiary, Somahlution, LLC, to ship and distribute certain products to/within the European Union, and disregarded her fiduciary duty to Marizyme and responsibilities as its former Executive Vice President for Regulatory Affairs and Quality Management Systems. As a result, the Chandler Complaint alleged that Ms. Chandler’s actions caused significant disruption and damage to Marizyme’s business, including, but not limited to, financial damages and damage to Marizyme’s reputation and business relationships. The Chandler Complaint further alleged that prior to her last day, Ms. Chandler stole confidential, proprietary files governing Marizyme’s quality management system, which were required for essential internal business operations, and that Marizyme incurred significant costs to recreate these files. The Chandler Complaint alleged damages in excess of thirty thousand dollars ($30,000.00), exclusive of interest, attorneys’ fees, and costs.

On February 28, 2022, Ms. Chandler filed a Answer, Affirmative Defenses and Counterclaim to Plaintiff’s Complaint with the Florida Circuit Court (the “Chandler Countercomplaint”). The Chandler Countercomplaint denied the claims in the Chandler Complaint and most of the factual allegations regarding her alleged actions. The Chandler Countercomplaint also included a counterclaim of defamation per se against the Company based on certain statements regarding this litigation that were included in the Registration Statement. As to the claims in the Chandler Complaint, the Chandler Countercomplaint demanded an award of attorneys’ fees and costs, court costs on all counts, and such further relief the court deems just and proper. As to the counterclaim of defamation, the Chandler Countercomplaint requested monetary damages, punitive damages, court costs, and any other relief the court deems just and proper. The Chandler Countercomplaint also demanded trial by jury on all triable issues.

On March 18, 2022, the Company filed a Motion to Dismiss Counterclaim with the Florida Circuit Court (the “Motion to Dismiss”). The Motion to Dismiss stated that the Chandler Countercomplaint for defamation per se should be dismissed with prejudice because the Company has not made any statements about Chandler outside the allegations in the Chandler Complaint. The Motion to Dismiss stated that the statements regarding this litigation that were included in the Registration Statement were as a matter of law not false because they all accurately reproduced the allegations in the Chandler Complaint and such statements were prefaced by the words “The Chandler Complaint alleged”. The Motion to Dismiss further stated that allegations in the litigation are subject to Florida’s litigation privilege and cannot serve as a basis for a defamation claim as a matter of law. As of [*], 2022, this case was pending.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2022, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report of Form 8-K and we did not repurchase any of our common stock, other than as described below.

On January 13, 2022, we conducted an additional closing of our unit private placement, in which we sold to a consultant 22,857 units at a price of $1.75 per unit in exchange for services, the units consisting of convertible notes in the aggregate principal amount of $40,000 and Class C warrants for the purchase of 45,714 shares of our common stock.

On January 24, 2022, we conducted an additional closing of our unit private placement, in which we sold to two investors a total of 159,245 units at a price of $1.75 per unit in exchange for the assumption, cancellation, and conversion of principal notes of our subsidiary My Health Logic, the units consisting of convertible notes in the aggregate principal amount of $278,678 and Class C warrants for the purchase of 218,490 shares of our common stock.

On January 24, 2022, we conducted an additional closing of our unit private placement, in which we sold to the representative and its designee Bradley Richmond a total of 171,429 units at a price of $1.75 per unit in exchange for services, the units consisting of convertible notes in the aggregate principal amount of $300,000 and Class C warrants for the purchase of 342,857 shares of our common stock.

On March 24, 2022, we conducted an additional closing of the unit private placement in which we issued a number of investors a total of 1,937,129 units at a price of $1.75 per unit for a total cash payment of $3,389,975, of which we received $3,118,777 after placement agent fees. The units consist of Convertible Notes in the aggregate principal amount of $3,389,975 and Class C Warrants for the purchase of 3,874,257 shares of common stock. The Convertible Notes in this and subsequent closings were also modified to provide that upon the occurrence of certain qualified financings of $10 million or more as described above, such Convertible Notes would be voluntarily, not automatically, convertible at the lower of 75% of the price per equity security in such financing and the otherwise applicable conversion price. The conversion provision was also modified to remove the requirement that an effective registration statement allow for the issuance or resale of shares of common stock into which the convertible notes may be converted in order for the conversion price of the Convertible Notes to be subject to the reduction to 75% of the price per equity security in a qualified financing.

The Company engaged Univest Securities, LLC as the Company’s placement agent for this private placement. The Company paid Univest a cash placement fee equal to 8.0% of the gross proceeds from the sale of the units and will pay Univest 8.0% of the gross proceeds from the exercise of the Class C warrants. In addition, in exchange for a $100 payment by Univest, the Company has agreed to issue warrants to Univest to purchase an aggregate of 8.0% of the total number of shares of common stock issuable upon conversion of the convertible notes issued in the private placement, with an exercise price equal to $1.75. These warrants, which may be exercised on a cashless basis, will be exercisable starting on the final closing date of this offering and will be exercisable for a period of five years from that date.

All of the securities issued in the private placement were sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.6	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.7	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
4.1+	Common Stock Purchase Warrant issued to Bradley Richmond, dated January 24, 2022 (incorporated by reference to Exhibit 4.12 to Form S-1 filed on February 14, 2022)
4.2	Common Stock Purchase Warrant issued to Univest Securities, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 4.13 to Form S-1 filed on February 14, 2022)
4.3*+	Common Stock Purchase Warrant issued to Bradley Richmond, dated January 26, 2022
4.4*+	Common Stock Purchase Warrant issued to Bradley Richmond, dated February 14, 2022
4.5*	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated March 24, 2022
4.6*	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated March 24, 2022
4.7*	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated May 11, 2022
4.8*	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated May 11, 2022
10.1+	Amendment to Executive Employment Agreement, dated as of February 8, 2022, between Marizyme, Inc. and David Barthel (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 9, 2022)
10.2*	Agreement to Transfer Option and Amendatory Agreement, among Marizyme, Inc., James Sapirstein and Bevilacqua PLLC as escrow agent, dated March 3, 2022
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	MARIZYME, INC.

/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

