Form 10-Q
period 2022-06-30
MARIZYME INC
filed 2022-08-15
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Not applicable.

As of August 15, 2022, the registrant had 40,828,188 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current
Cash	$2,044,976	$4,072,339
Accounts receivable	53,083	8,650
Other receivables	12,589	41,307
Prepaid expenses	235,382	257,169
Inventory	268,413	22,353
Total current assets	2,614,443	4,401,818
Non-current
Property, plant and equipment, net	12,681	12,817
Operating lease right-of-use assets, net	1,667,151	1,158,776
Intangible assets, net	52,445,606	52,866,192
Prepaid royalties, non-current	339,091	339,091
Deposits	30,000	30,000
Goodwill	7,190,656	7,190,656
Total non-current assets	61,685,185	61,597,532
Total assets	$64,299,628	$65,999,350

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$617,041	$1,596,147
Notes payable	241,392	127,798
Due to related parties	223,661	1,132,634
Operating lease obligations	418,330	277,142
Total current liabilities	1,500,424	3,133,721
Non-current
Operating lease obligations, net of current portion	1,248,821	881,634
Notes payable, net of current portion	—	469,252
Convertible notes	842,946	26,065
Derivative liabilities	4,423,725	2,485,346
Contingent liabilities	14,935,000	11,313,000
Total non-current liabilities	21,450,492	15,175,297
Total liabilities	22,950,916	18,309,018

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001, 75,000,000 shares authorized, issued and outstanding shares - 40,828,188 and 40,528,188 at June 30, 2022 and December 31, 2021, respectively	40,828	40,528
Additional paid-in capital	102,180,316	95,473,367
Accumulated deficit	(60,872,432)	(47,823,563)
Total stockholders’ equity	41,348,712	47,690,332
Total liabilities and stockholders’ equity	$64,299,628	$65,999,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$61,809	$160,785	$61,809	$234,737

Operating expenses:
Direct cost of revenue	11,025	119,221	11,025	150,063
Professional fees (includes related party amounts of $163,200, $90,000, $266,400, and $180,000 respectively)	873,865	455,552	1,417,905	984,625
Salary expenses	902,106	683,197	1,817,746	1,567,238
Research and development	1,371,470	244,686	2,589,766	636,190
Stock-based compensation	676,242	194,657	1,392,674	562,375
Depreciation and amortization	210,361	26,715	420,722	(186,216)
Other general and administrative expenses	618,498	349,496	1,009,070	645,068
Total operating expenses	4,663,567	2,073,524	8,658,908	4,359,343
Total operating loss	$(4,601,758)	$(1,912,739)	$(8,597,099)	$(4,124,606)

Other income (expense)
Interest and accretion expenses	(530,226)	(4,189)	(829,770)	(4,189)
Change in fair value of contingent liabilities	(1,792,000)	278,000	(3,622,000)	278,000
Total other income (expense)	(2,322,226)	273,811	(4,451,770)	273,811

Net loss	$(6,923,984)	$(1,638,928)	$(13,048,869)	$(3,850,795)

Loss per share – basic and diluted	$(0.17)	$(0.05)	$(0.32)	$(0.11)

Weighted average number of shares of common stock outstanding – basic and diluted	40,828,188	35,928,188	40,728,740	35,928,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	35,928,188	$35,928	$82,077,334	$(36,825,634)	$45,287,628
Stock-based compensation expense	-	-	334,385	-	334,385
Net loss - restated	-	-	-	(2,211,867)	(2,211,867)
Balance, March 31, 2021	35,928,188	$35,928	$82,411,719	$(39,037,501)	$43,410,146
Stock-based compensation expense	-	-	194,657	-	194,657
Adjustment of warrants value in connection with finalizing the business combination	-	-	(732,300)	-	(732,300)
Net loss - restated	-	-	-	(1,638,928)	(1,638,928)
Balance, June 30, 2021	35,928,188	$35,928	$81,874,076	$(40,676,429)	$41,233,575

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,528,188	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	716,432	-	716,432
Issuance of warrants	-	-	2,969,916	-	2,969,916
Exercise of warrants	300,000	300	2,700	-	3,000
Net loss	-	-	-	(6,124,885)	(6,124,885)
Balance, March 31, 2022	40,828,188	$40,828	$99,162,415	$(53,948,448)	$45,254,795
Stock-based compensation expense	-	-	676,242	-	676,242
Issuance of warrants	-	-	2,341,659	-	2,341,659
Net loss	-	-	-	(6,923,984)	(6,923,984)
Balance, June 30, 2022	40,828,188	$40,828	$102,180,316	$(60,872,432)	$41,348,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(13,048,869)	$(3,850,795)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	420,722	(186,216)
Stock-based compensation	1,392,674	529,042
Stock-based compensation - restricted common stock	-	33,333
Interest and accretion on convertible notes and notes payable	829,770	-
Issuance of warrants for services	1,850,533	-
Change in fair value of contingent liabilities	3,622,000	(278,000)
Change in operating assets and liabilities:
Accounts and other receivable	(15,715)	(78,686)
Prepaid expense	21,787	44,701
Inventory	(246,060)	39,600
Accounts payable and accrued expenses	(973,544)	506,418
Due to related parties	(908,973)	265,000
Net cash used in operating activities	(7,055,675)	(2,975,603)

Cash flows from financing activities:
Proceeds from promissory notes, net of issuance cost	5,120,743	74,945
Repayment of notes payable	(95,431)	-
Proceeds from exercise of warrants	3,000	-
Net cash provided by financing activities	5,028,312	74,945

Net change in cash	(2,027,363)	(2,900,658)

Cash at beginning of period	4,072,339	2,902,762

Cash at end of period	$2,044,976	$2,104

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$1,938,379	$24,982
Warrants and debt discount issued in connection with convertible notes	$3,461,042	$49,963
Settlement of notes payable with convertible notes	$278,678	$-
Contingent liabilities	$-	$9,648,000

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

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $60,872,432 at June 30, 2022 (December 31, 2021 - $47,823,563). Additionally, the Company has working capital of $1,114,019 (December 31, 2021 - $1,268,097) and $2,044,976 (December 31, 2021 - $4,072,339) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully develop its intangible assets, receive a clearance from the U.S. Food and Drug Administration (the “FDA”) to extend the selling of the products into the U.S. market which will allow the Company to attain profitable operations.

During the next twelve months, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the Securities and Exchange Commission (the “SEC”), and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offerings. While the Company believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: My Health Logic Inc (“My Health Logic” or “MHL”), Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”), (collectively – “Somah”), and Marizyme Sciences, Inc. (“Marizyme Sciences”). All intercompany transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “2021 Form 10-K”). The balance sheet as of December 31, 2021 was derived from audited consolidated financial statements included in the 2021 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 1 to those consolidated financial statements.

Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which in the opinion of management are necessary to fairly present the results of operations, financial condition, cash flows and stockholders’ equity for the periods indicated. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

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

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 6.21 years. For the three and six months ended June 30, 2022, changes in these assumptions resulted in $2,092,000 and $2,898,000 increase in fair value of these liabilities, respectively. At June 30, 2022, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $7,250,000 (December 31, 2021 – $4,352,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and six months ended June 30, 2022, changes in these assumptions resulted in $293,000 decrease and $772,000 increase in fair value of this liability, respectively. At June 30, 2022, the fair market value of royalty payments was $4,760,000 (December 31, 2021 – $3,988,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three and six months ended June 30, 2022, changes in these assumptions resulted in $7,000 and $48,000 decrease in fair value of this liability, respectively. At June 30, 2022, the fair market value of rare pediatric voucher sales liability was $1,102,000 (December 31, 2021 – $1,150,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and six months ended June 30, 2022. At June 30, 2022, the fair market value of liquidation preference was $1,823,000 (December 31, 2021 – $1,823,000).

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

Marizyme measures the following financial instruments at fair value on a recurring basis. As at June 30, 2022, and December 31, 2021, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
June 30, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,423,725
Contingent liabilities	-	-	14,935,000
Total	$-	$-	$19,358,725

	Fair Value Hierarchy
December 31, 2021	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$2,485,346
Contingent liabilities	-	-	11,313,000
Total	$-	$-	$13,798,346

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2021	$13,798,346
Change in fair value of contingent liabilities	3,622,000
Derivative liabilities issued pursuant to Unit Purchase Agreement	1,938,379
Balance at June 30, 2022	$19,358,725

The Company had $Nil in contingent liabilities and $24,982 in derivative liabilities as at June 30, 2021.

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, and employee benefits, for individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of Duragraft, and costs related to manufacturing Duragraft for clinical trials. The Company has entered into various research and development contracts with various organizations. Payments of these activities are based on the terms of the individual agreements which matches to the pattern of costs incurred. Payments made in advance are reflected in the accompanying balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be required in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Comparative Information

To conform with the current period’s financial statement presentation, the Company reclassified certain professional fees, salaries, rent and repairs and maintenance expenses related to research and development activities for the three and six months ended June 30, 2021, into the research and development expenses line item on the Condensed Consolidated Statements of Operations. Such reclassifications were not considered material and did not have any effect on the Company’s net loss for the three- and six- month periods ended June 30, 2021.

NOTE 4 – ACQUISITION

My Health Logic Inc.

On November 1, 2021, Marizyme entered into a definitive arrangement agreement with Health Logic Interactive Inc. (“HLII”) pursuant to which the Company would acquire all of the issued and outstanding common shares of My Health Logic, a wholly owned subsidiary of HLII, in exchange for common shares of Marizyme (the “Marizyme Shares”).

Marizyme is dedicated to the acceleration, development and commercialization of medical technologies that promote patient health, therefore a strategic decision was made to acquire My Health Logic, which has provided Marizyme with access to MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC 1; and allowed for further growth and development of Marizyme’s portfolio of medical products.

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

According to ASC 805 the acquirer has a year from the date of acquisition to recognize measurement period adjustments. While Marizyme does not expect the carrying amount, the fair value, and the estimated useful life of identifiable assets and liabilities acquired, provided below, to change, the tax basis related to these intangible assets is not final and remains preliminary at June 30, 2022.

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

As part of the acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes are unsecured, bear interest at a rate of 9% per annum and mature on August 12, 2022. For the three and six months ended June 30, 2022, Marizyme recognized $4,501 and $10,586 of interest expense on the notes payable, respectively (June 30, 2021 - $Nil and $Nil, respectively). The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the six months ended June 30, 2022 (Note 7). As of June 30, 2022, balance of notes payable was $209,025 (December 31, 2021 - $469,252).

Goodwill is attributed to the workforce and profitability of the acquired business and is not deductible for tax purposes. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 37.5% was used in the fair value assumptions for the assembled workforce acquired.

Pro-forma revenue, net income/(loss), and earnings per share are not presented for this acquisition as they are not material.

NOTE 5 – LEASES

On December 11, 2020, the Company entered into a 5.5 - year lease agreement for approximately 10,300 square feet of administrative office and laboratories space, which commenced in December 2020 at a monthly rent of approximately $10,800, increasing by 2.5% annually beginning in the second year of the lease until the end of the term. Additionally, pursuant to the agreement, the Company would pay approximately $12,000 per month in operating expenses.

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,260 increasing to $15,641 in 2023 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of June 30, 2022, the remaining lease term was 4.08 years. The lease had been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three and six months ended June 30, 2022 was approximately $110,353 and $221,253, respectively (June 30, 2021 - $55,812 and $91,412, respectively).

The following table summarizes supplemental balance sheet information related to the operating lease as of June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Right-of-use asset	$1,667,151	$1,158,776

Operating lease liabilities, current	$418,330	$277,142
Operating lease liabilities, non-current	1,248,821	881,634
Total operating lease liabilities	$1,667,151	$1,158,776

As of June 30, 2022, the maturities of the lease liabilities for the periods ending December 31 are as follows:

2022	$206,583
2023	423,495
2024	434,082
2025	444,934
2026	266,034
Total lease payments	1,775,128
Less: present value discount	(107,977)
Total	$1,667,151

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

DuraGraft

As part of Somah acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology.

My Health Logic

As part of My Health Logic acquisition (Note 4), Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000.

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
Patents in process	122,745	-	122,745	122,745	-	122,745
DuraGraft patent	5,256,000	(774,922)	4,481,078	5,256,000	(572,768)	4,683,232
Duragraft - Distributor relationship	308,000	(59,033)	248,967	308,000	(43,633)	264,367
Duragraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000	12,606,000	-	12,606,000
My Health Logic - Trade name	450,000	(16,875)	433,125	450,000	(804)	449,196
My Health Logic - Biotechnology	4,600,000	(142,059)	4,457,941	4,600,000	(6,765)	4,593,235
My Health Logic - Software	1,550,000	(54,250)	1,495,750	1,550,000	(2,583)	1,547,417
Total intangibles	$53,492,745	$(1,047,139)	$52,445,606	$53,492,745	$(626,553)	$52,866,192

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2020	$-	$-	$-
Additions on acquisitions	5,416,000	1,774,656	7,190,656
Impairment	-	-	-
Balance, December 31, 2021 and June 30, 2022	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2020	$42,278,211
Acquired in Somah Transaction	4,022,271
Acquired in My Health Logic Transaction	6,600,000
Additions	2,775
Amortization expense	(37,065)
Balance, December 31, 2021	$52,866,192
Amortization expense	(420,586)
Balance, June 30, 2022	$52,445,606

Future amortizations for Duragraft and My Health Logic intangible assets for the next five years will be $841,172 for each year from 2023 through 2027 and $6,910,999 for 2028 and thereafter. Amortization related to the Krillase product and in process research and development will be determined upon the Company achieving commercialization.

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

During the six months ended June 30, 2022, the Company issued additional 3,322,929 units under the New Securities agreement for the gross proceeds of $5,815,138. Of the total 3,322,929 Units issued: (i) 159,245 Units were issued to settle notes payable assumed on acquisition of My Health Logic (Note 4), (ii) 22,857 Units were issued to settle accounts payable, and 171,428 Units were issued in exchange for services rendered to the Company in the six months ended June 30, 2022.

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the convertible notes meet the definition of derivative liabilities and that the detachable warrants issued do not meet the definition of a liability and therefore will be accounted for as an equity instrument.

The fair value of the warrants issued in the six months ended June 30, 2022, of $3,461,042 (December 31, 2021 - $4,299,649) and the fair value of derivative liabilities of $1,938,379 issued (December 31, 2021 - $2,485,346) have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the three and six months ended June 30, 2022, the Company recognized interest and accretion expense of $524,884 and $816,881, respectively (June 30, 2021 - $4,189 and $4,189, respectively) in the condensed consolidated statements of operations.

Convertible Notes, Net of Debt Discount
Balance, December 31, 2021	$26,065
Convertible notes issued - new securities	5,815,138
Issuance costs	(415,717)
Debt discount	(5,399,421)
Debt accretion	816,881
Balance, June 30, 2022	$842,946

As of June 30, 2022 and December 31, 2021, the Company had the following convertible notes, net of debt discount outstanding:

	June 30, 2022	December 31, 2021
Convertible notes - total principal	$13,271,177	$7,482,104
Unamortized issuance costs and discount	(12,428,231)	(7,456,039)
Convertible notes, net of debt discount	$842,946	$26,065

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

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of June 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 75,000,000 shares of common stock with a par value of $0.001.

As of June 30, 2022, and December 31, 2021, there were 40,828,188 and 40,528,188 shares of common stock issued and outstanding, respectively. During the six months ended June 30, 2022, the Company issued 300,000 shares of common stock for exercise of warrants.

c)	Options

On May 18, 2021, our Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. As of June 30, 2022, there remains 899,057 options available for issuance (December 31, 2021 – 1,274,057).

During the six months ended June 30, 2022, the Company granted 400,000 (December 31, 2021 – 1,532,500) share purchase options to directors of the Company.

The summary of option activity for the six months ended June 30, 2022, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2020	3,800,943	$1.36	8.82
Granted	1,532,500	1.51
Forfeited	(1,682,500)	1.36
Outstanding at December 31, 2021	3,650,943	$1.24	8.34	$1,951,117
Granted	400,000	2.20	9.95	196,000
Outstanding at June 30, 2022	4,050,943	1.33	8.05	5,505,984
Exercisable at June 30, 2022	2,970,111	$1.13	7.52	$4,629,586

As of June 30, 2022, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	6.93	$3,336,384
1.25	665,000	584,168	8.60	957,600
1.37	200,000	200,000	8.14	264,000
1.75	800,000	200,000	9.41	752,000
2.20	400,000	-	9.95	196,000
$1.33	4,050,943	2,970,111	8.05	$5,505,984

d)	Restricted Share Units

As of June 30, 2022, we determined that the following performance condition attached to the restricted share awards granted in the fiscal 2021 were more likely than not to be achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somah and My Health Logic.

Therefore, compensation cost of $295,750 for the restricted share awards was recognized in stock-based compensation for the six months ended June 30, 2022 (June 30, 2021 - $Nil).

e)	Warrants

As of June 30, 2022 and December 31, 2021, there are 19,255,465 and 12,144,838 warrants outstanding, respectively.

	Number	Weighted Average Price
December 31, 2020	3,393,651	$4.63
Issued pursuant to Unit Purchase Agreement	8,521,187	2.25
Issued	230,000	1.39
December 31, 2021	12,144,838	$2.90
Issued pursuant to Unit Purchase Agreement	6,645,866	2.25
Issued	878,398	1.16
Exercised	(300,000)	0.01
Expired	(113,637)	3.00
June 30, 2022	19,255,465	$2.64

During the six months ended June 30, 2022, the Company issued the following:

On January 26 and February 14, 2022, in exchange for services of Mr. Richmond, we granted him 300,000 warrants to purchase an aggregate 300,000 shares of Marizyme’s common stock at an exercise price of $0.01 per share. The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $568,677 and recorded in salary expense in the condensed consolidated statements of operations for the six months ended June 30, 2022. On March 15, 2022, Mr. Richmond exercised 300,000 warrants issued to him.

On June 26, 2022, the Company issued additional 347,039 warrants to Mr. Richmond and 231,359 warrants to Univest Securities, LLC to purchase an aggregate 578,398 shares of Marizyme’s common stock at an exercise price of $1.75 per share. The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $1,281,854, of which $769,113 was recorded in salary expense and $512,471 in professional fees in the condensed consolidated statements of operations for the six months ended June 30, 2022.

In the six months ended June 30, 2022, pursuant to the Unit Purchase Agreement the Company issued an aggregate of 6,645,866 additional New Class C warrants with an exercise price of $2.25 per share and a term of five years.

f)	Stock-based compensation

During the three and six months ended June 30, 2022, the Company recorded $676,242 and $1,392,674 in non-cash share-based compensation in the stock-based compensation line on the condensed consolidated statements of operations, respectively (June 30, 2021 - $194,657 and $562,375, respectively). As of June 30, 2022, there was $2,154,935 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.85 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

As at June 30, 2022, the Company owed an aggregate of $223,661 (December 31, 2021 - $1,132,634) to related parties of the Company. The majority of the balance was owed to Mr. Frank Maresca, a related party and shareholder of the Company, and comprised of the following:

●	The Company received consulting services from Mr. Maresca and pursuant to the agreement incurred $180,000 in professional expenses in the six months ended June 30, 2022 (June 30, 2021 - $180,000). At June 30, 2022, the Company owes a total of $221,316 for consulting services provided and service-related expenses incurred by Mr. Maresca during the period ended June 30, 2022.

In the six months ended June 30, 2022, the Company incurred and settled additional $86,400 in professional services rendered by related parties of the Company and settled $101,781 in various expenses incurred by these parties in relation to their services rendered to the Company.

Additionally, as part of the Somah acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. As at June 30, 2022, the Company had $339,091 in prepaid royalties (December 31, 2021 - $339,091) which had been classified as non-current in the condensed consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints allege that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both Campbell/Harmon Complaints demand approximately $30,000 - $50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable. In the six months ended June 30, 2022, both cases were dismissed with prejudice and without any financial impact on the Company.

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022,
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the six months ended June 30, 2022, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020, the Company entered into the Agreement with Somah stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somah, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. During the six months ended June 30, 2022, the Company had not earned any revenues from Krillase and did not have any sales of the DuraGraft products in U.S., therefore no royalties have been accrued or paid in the period.

Upon receiving FDA clearance for the Duragraft product, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As of June 30, 2022, minimum lease payments in relation to lease commitments are payable as described in Note 5.

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

NOTE 11 - SUBSEQUENT EVENTS

Reverse Stock Split

On August 1, 2022, the Board of Directors (the “Board”) of Marizyme approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4 (the “Reverse Stock Split”) in connection with a proposed Nasdaq listing. The Reverse Stock Split will become effective after the Financial Industry Regulatory Authority (“FINRA”) approval and the Nasdaq Stock Market LLC approval of the Company’s listing application (the “Effective Date”).

On the Effective Date, the total number of shares of common stock held by each stockholder will be converted automatically into the number of whole shares of Common Stock equal to the number of issued and outstanding shares of common stock held by such stockholder immediately prior to the Reverse Stock Split, divided by four.

As of August 15, 2022, there were 40,828,188 shares of common stock outstanding. As a result of the Reverse Stock Split, there will be approximately 10,207,048  shares of common stock outstanding, not including the shares of common stock that the Company expects to issue in its anticipated public offering. No fractional shares will be issued, and no cash or other consideration will be paid. Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Final Closing of Unit Purchase Agreement

On August 12, 2022, the Company conducted the final closing of the Unit Purchase Agreement, in which the Company issued to an investor Units consisting of a convertible note in the aggregate principal amount of $1,500,000, convertible into 857,142 shares of common stock, plus additional shares based on accrued interest, subject to adjustment, and a Class C Warrant for the purchase of 1,714,285 shares of common stock at $2.25 per share, subject to adjustment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three months (“Q2 2022” or the “Quarter”) and six months ended June 30, 2022 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

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

We have incurred losses for each period from inception. Our net loss was approximately $6.9 million and $13.0 million for the three and six months ended June 30, 2022, respectively ($1.6 million and $3.9 million for the three and six month ended June 30, 2021, respectively). We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Our Products

DuraGraft®

Through our acquisition of the Somah Assets in July 2020, we acquired key intellectual products based on a patent protected cytoprotective platform technology designed to reduce ischemic injury to organs and tissues in grafting and transplantation surgeries. These assets include DuraGraft, a one-time intraoperative vascular graft treatment, that is able to protect endothelial cells from ischemic damage and reperfusion injury, and reduce complications associated with Vein Graft Failure, or VGF, post-CABG, thereby reducing major adverse cardiac events such as repeat revascularization and myocardial infarction, reducing incidence and complications of graft failure, and improving clinical outcomes.

DuraGraft is an endothelial damage inhibitor, or EDI, indicated for cardiac bypass, peripheral bypass, and other vascular surgeries. It carries CE marking and is approved for marketing in 18 countries worldwide on three continents including, but not limited to, the European Union countries, such as Spain, Austria, and Germany, Switzerland, Philippines, Chile, and Turkey. Somah had also been focused on developing products to mitigate the effects of ischemia reperfusion injury in other grafting and transplantation surgeries and other indications in which ischemic injury can cause disease. Now, under our ownership, multiple products derived from the cytoprotective platform technology for several indications are under various stages of development.

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

For 2022, our main business priority is receiving FDA clearance of DuraGraft for CABG procedures through a De Novo classification request. We also plan to finalize the development of fat grafting procedures using DuraGraft for plastic surgery procedures in the U.S. It is reported that 22.4 million such surgeries take place annually in the U.S. (American Society of Plastic Surgeons, 2020).

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

We are currently preparing our MATLOC 1 device for the FDA submission process with clearance anticipated by the end of 2023. More specifically, we expect to continue the advancement of MATLOC 1 through the conclusion of a clinical trial in 2022 followed by the filing with the FDA of a 510(k) notification and an expected FDA clearance of a 510(k) application by the end of 2023. Upon FDA approval, we will seek rapid revenue growth using multiple strategic partners and revenue channels.

MATLOC 1, upon FDA clearance in the United States, is expected to be marketed and sold through an experienced medical device distribution partner network with a focus on nephrologists in hospitals, ambulatory surgery centers and private practices, to better assess patients and slow the progression of CKD.

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

KEY HIGHLIGHTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

Financing

In 2021, the Company offered up to 4,000,000 units (the “Units Offering”), comprised of convertible notes and warrants, with the intent to raise up to $10,000,000 on a rolling basis. In late 2021, due to the Company’s continuous growth and need for additional capital to sustain its operations and progress towards its goals, the Company amended certain terms and conditions of the Units Offering. As the result:

●	In 2021 the Company issued an aggregate of 4,260,594 units for gross proceeds of $7,397,445.
●	During the first half of 2022, the Company issued additional 3,322,929 units for the gross proceeds of $5,815,138.
●	Subsequent to the Q2 2022 end, on August 12, 2022, the Company conducted the final closing of the Unit Offering and issued 857,142 units for the gross proceeds of $1,500,000.

In aggregate, the Company received $14,712,583 in proceeds from the Unit Purchase Agreement. The proceeds from the Units Offering were used to settle certain debt obligations and will be used to sustain the Company’s growth and meet its capital obligations.

Reverse Stock Split

Subsequent to the Q2 2022 end, on August 1, 2022, the Board of Directors of Marizyme approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4 in connection with a proposed Nasdaq listing. The Reverse Stock Split will become effective after the FINRA approval and the Nasdaq Stock Market LLC approval of the Company’s listing application.

On the Effective Date, the total number of shares of common stock held by each stockholder will be converted automatically into the number of whole shares of Common Stock equal to the number of issued and outstanding shares of common stock held by such stockholder immediately prior to the Reverse Stock Split, divided by four. No fractional shares will be issued, and no cash or other consideration will be paid. Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Operational

In 2021 Marizyme had undergone a corporate restructuring, whereby the key officers, directors, and management team changed in order to accelerate Company’s progress toward meeting its key objectives and deliver on its strategy. In the first half of 2022, the executive and management team has been focused on meeting and delivering on the Company’s objectives to commercialize its products and advance in its search for more life science assets. Additionally, during the six months ended June 30, 2022, the Board of Directors of the Company was increased from five to seven members and a new Chair of the Audit Committee was elected.

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

Direct Cost of Revenue

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid to a related party relate to certain consulting services. See Note 9 to the financial statements accompanying this report for further related disclosures. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements.

Salaries and Stock-Based Compensation

Salaries consists of compensation and related personnel costs. Stock-based compensation represents the fair value of equity-settled share awards on stock options and restricted share awards granted by the Company to its employees, officers, directors, and consultants. The fair value of awards is calculated using the Black-Scholes option pricing model, which considers the following factors: exercise price, current market price of the underlying shares, expected life, risk-free interest rate, expected volatility, dividend yield, and forfeiture rate.

Research and Development

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, and employee benefits for individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of Duragraft, and costs related to manufacturing Duragraft for clinical trials. The Company has entered into various research and development contracts with various organizations and other companies.

Other General and Administrative Expenses

Other general and administrative expenses consist principally of marketing and selling expenses, facility costs, administrative and office expenses, director and officer insurance premiums, and investor relations costs associated with operating a public company.

Other Income (Expenses)

Other income (expenses) consists of mark-to-market adjustments on contingent liabilities assumed on the acquisition of Somah assets and interest and accretion expenses related to our convertible notes issued pursuant to the Unit Purchase Agreement.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change

Revenue	$61,809	$160,785	$(98,976)

Operating expenses:
Direct costs of revenue	11,025	119,221	(108,196)
Professional fees (includes related party amounts of $163,200 and $90,000, respectively)	873,865	455,552	418,313
Salary expenses	902,106	683,197	218,909
Research and development	1,371,470	244,686	1,126,784
Stock-based compensation	676,242	194,657	481,585
Depreciation and amortization	210,361	26,715	183,646
Other general and administrative expenses	618,498	349,496	269,002
Total operating expenses	4,663,567	2,073,524	2,590,043
Total operating loss	$(4,601,758)	$(1,912,739)	$(2,689,019)
Other income (expenses):
Interest and accretion expense	(530,226)	(4,189)	(526,037)
Change in fair value of contingent liabilities	(1,792,000)	278,000	(2,070,000)
Net loss	$(6,923,984)	$(1,638,928)	$(5,285,056)

Revenue

We recognized revenue of $0.06 million for the three months ended June 30, 2022 compared to $0.16 million for the three months ended June 30, 2021. The decrease in revenues was due to COVID-19 impact on the Company’s supply chain in the fiscal 2021 and its ability to produce Duragraft inventory. No revenue from Duragraft sales was generated in Q1 2022, but as anticipated, as the result of the executive and management teams efforts to re-establish the Company’s business relationships with its trusted manufacturing and distribution partners, the production of Duragraft inventory and sales resumed in Q2 2022.

Direct Costs of Revenue

Direct costs of revenue decreased by $0.11 million or 91% to $0.01 million for the second quarter of 2022 compared to $0.12 for the second quarter of 2021. This was predominantly due to fewer units of product produced in the current period because of the shortage of the raw materials as a result of COVID-19.

Professional Fees

Professional fees increased by $0.42 million or 92% to $0.87 million in Q2 2022 compared to $0.46 million in Q2 2021. The increase was mainly due to the compensation extended to Univest Securities, LLC for their services rendered in relation to the Unit Purchase Agreement financing. Related party professional fees increased by $0.07 million or 81% to $0.16 million from $0.09 million during the second quarter of 2022 compared to the second quarter of 2021 – the Company retained additional consulting services in order to advance development of its three medical technology platforms - DuraGraft, MATLOC and Krillase.

Salary Expenses

Salary expenses in Q2 2022, were $0.90 million, a $0.22 million or 32% increase from the comparative period. The increase in the cost is attributable to the restructuring and growth of the organization as the Company restructured its executive and management teams in the late 2021 and continues to expand into the new markets and working towards commercialization of the DuraGraft in the United States.

Research and Development

Research and development expenses in Q2 2022, were $1.37 million, a $1.13 million or 461% increase from the comparative period. The increase in the research and development expenses can be mainly attributed to the Company’s acquisition of MATLOC 1 product in late 2021 and its focus on development and advancement of all its products – DuraGraft, Krillase, and MATLOC 1 towards commercialization.

Stock-Based Compensation

The increase in the stock-based compensation can be explained by additional 400,000 stock options granted in 2022 and 350,000 restricted share awards granted in late 2021, fair value of which have increased significantly from the stock options granted and outstanding in the comparative period due to the increased stock price period over period.

Other General and Administrative Expenses

Other general and administrative expenses increased $0.27 million or 77% to $0.62 million in Q2 2022. The increase was due to the Company’s non-legal fees related to the filing of S-1 form in the period, preparation toward the public offering, increased rent due to the lease of additional office and laboratory space, and expenses associated with running a public company. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expenses)

In Q2 2022, the Company incurred $0.53 million of interest and accretion costs associated with convertible notes issued at discount as part of the Units Offering Agreements. Additionally, the Company recognized $1.79 million of fair value loss from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of Somah due to the change of the fair value of the contingent consideration.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

Revenue	$61,809	$234,737	$(172,928)

Operating expenses:
Direct costs of revenue	11,025	150,063	(139,038)
Professional fees (includes related party amounts of $266,400, and $180,000, respectively)	1,417,905	984,625	433,280
Salary expenses	1,817,746	1,567,238	250,508
Research and development	2,589,766	636,190	1,953,576
Stock-based compensation	1,392,674	562,375	830,299
Depreciation and amortization	420,722	(186,216)	606,938
Other general and administrative expenses	1,009,070	645,068	364,002
Total operating expenses	8,658,908	4,359,343	4,299,565
Total operating loss	$(8,597,099)	$(4,124,606)	$(4,472,493)
Other income (expenses):
Interest and accretion expense	(829,770)	(4,189)	(825,581)
Change in fair value of contingent liabilities	(3,622,000)	278,000	(3,900,000)
Net loss	$(13,048,869)	$(3,850,795)	$(9,198,074)

Revenue

We recognized revenue of $0.06 million for the six months ended June 30, 2022 compared to $0.23 million for the six months ended June 30, 2021. No revenue was generated in Q1 2022 due to COVID-19 impact on the Company’s supply chain in the fiscal 2021 and its ability to produce Duragraft inventory, but as anticipated, as the result of the executive and management teams efforts to re-establish the Company’s business relationships with its trusted manufacturing and distribution partners, the production of Duragraft inventory and sales resumed in Q2 2022.

Direct Costs of Revenue

Direct costs of revenue decreased by $0.14 million or 92.65% to $0.01 million for the first six months of 2022 compared to $0.15 million for the first six months of 2021. This was predominantly due to fewer units of product produced in the current period because of the shortage of the raw materials as a result of COVID-19.

Professional Fees

Professional fees increased by $0.43 million or 44% to $1.42 million for the six months ended June 30, 2022 compared to $0.98 million for the comparative period ended June 30, 2021. The increase in professional fees in the first half of 2022 can be attributed to legal support with preparation and filling of the S-1 form with the SEC, audit fees in connection with the audit of the 2021 10-K Form, and compensation costs incurred in connection with closing of the four rounds of the Unit Purchase Agreement financing. Related party professional fees increased by $0.09 million or 48% to $0.27 million from $0.18 million during the second quarter of 2022 compared to the second quarter of 2021 – the Company retained additional consulting services in order to advance development of its three medical technology platforms - DuraGraft, MATLOC and Krillase.

Salary Expenses

Salary expenses for the period ended June 30, 2022, were $1.82 million, a $0.25 million or 16% increase from the comparative period. The increase in the salary cost is attributable to the restructuring and growth of the organization as the Company restructured its executive and management teams in the late 2021 and continues to expand into the new markets and working towards commercialization of the DuraGraft in the United States.

Research and Development

Research and development expenses for the six months ended June 30, 2022, were $2.59 million, a $1.95 million or 307% increase from the comparative period. The increase in the research and development expenses can be mainly attributed to the Company’s acquisition of MATLOC 1 product in late 2021 and its focus on development and advancement of all its products – DuraGraft, Krillase, and MATLOC 1 towards commercialization.

Stock-Based Compensation

Stock-based compensation for the first half of the 2022 increased by $0.83 million or 148% to $1.39 million if compared to the six months ended June 30, 2021. The increase in the stock-based compensation can be explained by additional 400,000 stock options granted in 2022 and 350,000 restricted share awards granted in late 2021, fair value of which have increased significantly from the stock options granted and outstanding in the comparative period due to the increased stock price period over period.

Other General and Administrative Expenses

Other general and administrative expenses increased $0.36 million or 56% to $1.01 million in the six months ended June 30, 2022. The increase was due to the Company’s non-legal fees related to the filing of S-1 form in the period, preparation toward the public offering, increased rent due to the lease of additional office and laboratory space, and expenses associated with running a public company. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expenses)

During the six months ended June 30, 2022, the Company incurred $0.83 million of interest and accretion costs associated with convertible notes issued at discount as part of the Units Offering Agreements. Additionally, the Company recognized $3.62 million of fair value loss from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of Somah due to the change of the fair value of the contingent consideration.

LIQUIDUTY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2022, we had available cash of $2,044,976 and accumulated deficit of $60,872,432. We fund our operations through capital raises.

Private Placements

Unit Purchase Agreement

During the six months ended June 30, 2022, the Company issued additional 3,322,929 units under the New Securities Unit Purchase Agreement for the gross proceeds of $5,815,138. Of the total 3,322,929 Units issued: (i) 159,245 Units were issued to settle notes payable assumed on acquisition of My Health Logic, (ii) 22,857 Units were issued to settle accounts payable, and 171,428 Units were issued in exchange for services rendered to the Company in the six months ended June 30, 2022. The remaining proceeds from this offering will be used to sustain the Company’s growth and meet its capital obligations.

Subsequent to the Q2 2022 end, on August 12, 2022, the Company conducted the final closing of the Unit Purchase Agreement, in which the Company issued to an investor Units consisting of a convertible note in the aggregate principal amount of $1,500,000, convertible into 857,142 shares of common stock, plus additional shares based on accrued interest, subject to adjustment, and a Class C Warrant for the purchase of 1,714,285 shares of common stock at $2.25 per share, subject to adjustment.

Public Offering

On February 14, 2021, Marizyme completed a preliminary prospectus with intention to raise up to $17,250,000. As at the end of Q2 2022, the final prospectus has not yet been filed and the final amount of the offering will be dependent on market conditions. The proceeds from the offering will be used by the Company (i) to develop its DuraGraft, MATLOC, and Krillase platforms; (ii) to commercialize and produce its products, and (iii) for general working capital and other corporate purposes. The management anticipates the offering to close in Q3 2022.

Funding Requirements and Other Liquidity Matters

Marizyme expects to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

●	Increase our expertise and knowledge through hiring and retaining qualified operational, financial and management personnel, who will build efficient infrastructure to support development and commercialization of therapies and devices,
●	Increase in research and development and legal expenses as we continue to develop our products, conduct clinical trials and pursue FDA clearances,
●	Expand our product portfolio through the identification and acquisition of additional life science assets, and
●	Seek to increase awareness about our products to boost sales and distributions internationally.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change
Net Cash provided by/(used in):
Operating activities	$(7,055,675)	$(2,975,603)	$(4,080,072)
Financing activities	5,028,312	74,945	4,953,367
Net change in cash	$(2,027,363)	$(2,900,658)	$873,295

Operating Activities

Net cash used in operating activities was approximately $7.06 million and $3.0 million in the six months ended June 30, 2022 and 2021, respectively. The net cash used in operating activities in the first half of 2022, was due to approximately $1.42 million spent on professional fees, $1.82 million spent on salaries and related compensation expenses and $2.59 million spent on research and development activities. The net change in operating assets and liabilities primarily related to $0.25 million spent on the manufacturing of Duragraft product in the period and a $1.88 million increase in accounts payable, accrued expenses, and amounts due to related parties in support of the growth of our research and development and other operating activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was due to $5.12 million of funds raised from the issuance of promissory notes pursuant to the Unit Purchase Agreement, net of issuance costs. During the six months ended June 30, 2022, the Company also settled an aggregate of $0.33 million in notes payable as part of the Unit Purchase Agreement issuances and repaid $0.1 million in notes payable assumed on the acquisition of My Health Logic.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K.

Royalties and Other Commitments

Upon receiving the FDA clearance for the DuraGraft and other key intellectual products, the Company will:

●	Grant of performance warrants to Somah, for 4,000,000 restricted common shares of the Company, with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA clearance;
●	Pay royalties on all net sales of the product acquired from Somah of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
●	Pay 10% of cash value of the rare pediatric voucher sales following the FDA clearance and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somah’s DuraGraft product;
●	Grant of rare pediatric voucher warrants to purchase an aggregate of 250,000 commons shares with a term of five years and a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA clearance, and
●	Pay a liquidation preference, up to a maximum of $20 million upon the sale by the Company of all or substantially all of the assets relating to the Somah products. Upon the sale of either or both of the DuraGraft or Somah derived solid organ transplant products, the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount.

Lease Commitments

The Company has entered into arrangements for office and laboratories spaces. As at June 30, 2022, minimum lease payments in relation to lease commitments were payable as outlined in Note 5 to the interim consolidated financial statements.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report, with the participation, and under the supervision, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO concluded that as of June 30, 2022, our disclosure controls and procedures were ineffective due to the material weakness described below.

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

As previously reported in our annual report on Form 10-K for the year ended December 31, 2021, management concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in the design and operating effectiveness of internal controls related to inadequate internal technical staffing levels and lack of board or management oversight. In connection with our preparation of our interim condensed consolidated financial statements for the six months ended June 30, 2022, we identified material weaknesses in our disclosure controls and procedures due to the material weaknesses in internal control over financial reporting related to the following:

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

To remediate the material weaknesses described above, in addition the measures that management has taken as described under “Changes in Internal Control Over Financial Reporting” below, management will continue to add controls to further enhance and revise the design of the existing controls including:

●	Establishing policies and procedures to ensure timely review, by qualified personnel, of assumptions used in measuring fair value of certain financial instruments.
●	Reassessing the design and operation of internal controls over financial reporting and review procedures over the preparation of our financial statements.
●	Hiring permanent accounting personnel and the use of consultants to provide support during our quarterly and annual preparation, review, and reporting of our financial statements.
●	Maintaining adequate internal qualified personnel to properly supervise and review the information provided by the outside consulting technical experts to ensure certain significant complex transactions and technical matters were properly accounted for.

We believe these measures will remediate the material weakness in internal control over financial reporting and disclosure controls and procedures described above by the fourth quarter of 2022.

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediating the material weakness in internal control over financial reporting identified above. In the six months ended June 30, 2022, the Company took the following steps in order to improve its internal controls over financial reporting:

●	The Board of Directors of the Company was increased from five to seven members,
●	A new Chair of the Audit Committee was appointed that the Board determined to be an “audit committee financial expert” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K,
●	The Company retained services of multiple financial consultants, who provide their advice and expertise in audit, valuation, and financial reporting services.

During the second half of the fiscal 2022, management of the Company will continue to work on addressing to remediate the material weaknesses in internal controls over financial reporting described above by the fourth quarter of 2022.

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

DeVito Litigation

On June 7, 2022, Nicholas DeVito, a former Interim Chief Executive Officer and Interim Chief Financial Officer of the Company, filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437, against the Company (the “DeVito Complaint”). The DeVito Complaint claimed breach of contract, breach of an implied covenant of good faith and fair dealing, and unjust enrichment against the Company with respect to the Company’s alleged breach of the common stock issuance requirements of an Incentive Stock Option Agreement between Mr. DeVito and the Company, dated as of July 13, 2019 (the “DeVito ISO”). Under the DeVito ISO, on July 13, 2019, the Company issued an option to Mr. DeVito to purchase 600,000 shares of common stock at $1.01 per share, subject to certain vesting terms. The DeVito ISO provided that it would terminate twelve (12) months after the end of Mr. DeVito’s “Continuous Service,” which was not defined by the DeVito ISO. On August 27, 2020, as part of a Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of that date (the “DeVito Release”), the Company agreed to immediately vest the unvested portion of the DeVito ISO such that the DeVito ISO became fully vested. Under the DeVito Release, Mr. DeVito agreed, among other things, to resign from his positions as Interim Chief Executive Officer and Interim Chief Financial Officer effective September 1, 2020, and provide certain transitional services for the month of September 2020. The DeVito Release also recited that the Company requested that Mr. DeVito be available for additional consulting going forward as the needs of the business dictate. The DeVito Complaint alleged that Mr. DeVito continued his role as an advisor and consultant to the Company. However, the Company believes that, pursuant to the DeVito ISO’s forfeiture terms and Mr. DeVito’s resignations from his officer positions on September 1, 2020 and end of transitional services as of September 30, 2020, the option expired unexercised one year after September 30, 2020, or on September 30, 2021. Due to the Company’s alleged nonperformance of Mr. DeVito’s exercise rights under the DeVito ISO, the DeVito Complaint seeks declaratory relief, specific performance, direct and consequential damages in an unspecified amount of more than $30,001.00, damages prescribed by the DeVito ISO, reasonable attorney’s fees and costs, prejudgment interest, and such other relief as the court deems equitable. The Company denies any liability and believes the Complaint is without merit. The response to the Complaint is due by July 25, 2022. As of August 2022, this case is pending.

Chandler Litigation

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

On February 28, 2022, Ms. Chandler filed an Answer, Affirmative Defenses and Counterclaim to Plaintiff’s Complaint with the Florida Circuit Court (the “Chandler Countercomplaint”). The Chandler Countercomplaint denied the claims in the Chandler Complaint and most of the factual allegations regarding her alleged actions. The Chandler Countercomplaint also included a counterclaim of defamation per se against the Company based on certain statements regarding this litigation that were included in the Registration Statement. As to the claims in the Chandler Complaint, the Chandler Countercomplaint demanded an award of attorneys’ fees and costs, court costs on all counts, and such further relief the court deems just and proper. As to the counterclaim of defamation, the Chandler Countercomplaint requested monetary damages, punitive damages, court costs, and any other relief the court deems just and proper. The Chandler Countercomplaint also demanded trial by jury on all triable issues.

On March 18, 2022, the Company filed a Motion to Dismiss Counterclaim with the Florida Circuit Court (the “Motion to Dismiss”). The Motion to Dismiss stated that the Chandler Countercomplaint for defamation per se should be dismissed with prejudice because the Company has not made any statements about Chandler outside the allegations in the Chandler Complaint. The Motion to Dismiss stated that the statements regarding this litigation that were included in the Registration Statement were as a matter of law not false because they all accurately reproduced the allegations in the Chandler Complaint and such statements were prefaced by the words “The Chandler Complaint alleged”. The Motion to Dismiss further stated that allegations in the litigation are subject to Florida’s litigation privilege and cannot serve as a basis for a defamation claim as a matter of law. On July 11, 2022, the court ruled that the counterclaim of defamation was dismissed with prejudice. As of August 2022, the remaining matters under litigation in this case are pending.

Campbell/Harmon Litigation

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, case numbers No. 50-2021-CA-009938 and No. 50-2021-CA-009954, respectively, against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints alleged that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations of federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both of the Campbell/Harmon Complaints demanded approximately $30,000-$50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable.

Pursuant to a Joint Stipulation of Voluntary Dismissal With Prejudice filed in each of these cases, the arbitrator of these cases dismissed Dr. Campbell and Mr. Harmon’s actions with prejudice on April 18, 2022 and April 14, 2022, respectively, and the court subsequently dismissed Dr. Campbell and Mr. Harmon’s actions with prejudice on April 22, 2022 and April 14, 2022, respectively.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in out Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended June 30, 2022, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report of Form 8-K and we did not repurchase any of our common stock, other than as described below.

On May 11, 2022, we conducted an additional closing of our units private placement in which we issued a number of investors units consisting of convertible notes in the aggregate principal amount of $1,306,485, convertible into 746,563 shares of common stock, plus additional shares based on accrued interest, and Class C Warrants for the purchase of 1,493,119 shares of common stock at $2.25 per share.

On June 17, 2022, we conducted an additional closing of our units private placement in which we issued an investor units consisting of a convertible note in the aggregate principal amount of $500,000, convertible into 285,714 shares of common stock, plus additional shares based on accrued interest, subject to adjustment, and a Class C Warrant for the purchase of 571,428 shares of common stock at $2.25 per share, subject to adjustment.

The convertible notes mature 24 months after the applicable closing date and accrue 10% of simple interest per annum on the outstanding principal amount. The convertible notes’ principal and accrued interest can be converted at any time at the option of each holder at the conversion price. The convertible notes are secured by a first priority security interest in all assets of the Company. The convertible notes and Class C Warrants have certain antidilution provisions. The convertible notes and Class C Warrants have certain registration requirements for the shares of common stock underlying the convertible notes and Class C Warrants upon the final closing under the Unit Purchase Agreement between the Company and the investors in the units private placement, subject to the expiration of lock-up agreements between the units private placement investors and the representative of the underwriters for the Company’s anticipated public offering. The current Placement Agency Agreement and form of Unit Purchase Agreement relating to this private placement provide that up to $18 million and $17 million of units may be sold, respectively.

The Company engaged Univest Securities, LLC as the Company’s placement agent for this private placement. The Company paid Univest a cash placement fee equal to 8.0% of the gross proceeds from the sale of the units and will pay Univest 8.0% of the gross proceeds from the exercise of the Class C warrants. In addition, in exchange for a $100 payment by Univest, the Company agreed to issue warrants to Univest to purchase an aggregate of 8.0% of the total number of shares of common stock issuable upon conversion of the convertible notes issued in the private placement, with an exercise price equal to $1.75. These warrants, which may be exercised on a cashless basis, will be exercisable starting on the final closing date of this offering and will be exercisable for a period of five years from that date.

On June 26, 2022, in anticipation of the final closing of our units private placement and pursuant to our Placement Agency Agreement with Univest dated December 10, 2021, we issued Univest, as placement agent, a warrant for the purchase of 231,359 shares of common stock, and a warrant to Bradley Richmond, Univest’s designee, a warrant for the purchase of 347,039 shares of common stock. In accordance with the placement agency agreement, the warrants were issued in exchange for a $100 payment by Univest, and are exercisable on a cash or cashless net exercise basis, in aggregate, to purchase a number of shares of common stock equal to approximately 8% of the units sold in the units private placement. The warrants’ exercise price per share is equal to the price per unit of the units sold in the units private placement, currently $1.75, subject to adjustment. The warrants expire on June 26, 2027.

All of the securities issued in the private placement were sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10-12G filed on September 12, 2018)
3.6	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.7	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
3.9	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 3, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2022)
4.1	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated May 11, 2022 (incorporated by reference to Exhibit 4.7 to Form 10-Q filed on May 16, 2022)
4.2	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated May 11, 2022 (incorporated by reference to Exhibit 4.8 to Form 10-Q filed on May 16, 2022)
4.3*	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated June 17, 2022
4.4*	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated June 17, 2022
4.5*	Form of Placement Agent Warrants issued on June 26, 2022
10.1+	First Amendment to Lease, dated March 16, 2022, between JIC Equities, LLC and Marizyme, Inc., dated
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	MARIZYME, INC.

/s/ David Barthel
Name: David Barthel
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
Name: George Kovalyov
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

