Form 10-Q
period 2022-09-30
MARIZYME INC
filed 2022-11-14
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Not applicable.

As of November 14, 2022, the registrant had 40,528,191 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current
Cash	$1,182,248	$4,072,339
Accounts receivable	54,225	8,650
Other receivables	14,134	41,307
Prepaid expenses	839,818	257,169
Inventory	251,187	22,353
Total current assets	2,341,612	4,401,818
Non-current
Property, plant and equipment, net	12,613	12,817
Operating lease right-of-use assets, net	1,576,445	1,158,776
Intangible assets, net	52,235,313	52,866,192
Prepaid royalties, non-current	339,091	339,091
Deposits	30,000	30,000
Goodwill	7,190,656	7,190,656
Total non-current assets	61,384,118	61,597,532
Total assets	$63,725,730	$65,999,350

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$848,345	$1,596,147
Note payable	213,563	127,798
Due to related parties	123,266	1,132,634
Operating lease obligations	420,913	277,142
Total current liabilities	1,606,087	3,133,721
Non-current
Operating lease obligations, net of current portion	1,155,532	881,634
Note payable, net of current portion	-	469,252
Convertible notes	1,648,795	26,065
Derivative liabilities	4,923,725	2,485,346
Contingent liabilities	13,444,000	11,313,000
Total non-current liabilities	21,172,052	15,175,297
Total liabilities	22,778,139	18,309,018

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, issued and outstanding shares - 40,828,188 and 40,528,188 at September 30, 2022 and December 31, 2021, respectively	40,828	40,528
Additional paid-in capital	103,331,833	95,473,367
Accumulated deficit	(62,425,070)	(47,823,563)
Total stockholders’ equity	40,947,591	47,690,332
Total liabilities and stockholders’ equity	$63,725,730	$65,999,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$76,012	$37,215	$137,821	$271,952

Operating expenses:
Direct cost of revenue	15,503	18,356	26,528	168,419
Professional fees (includes related party amounts of $155,000 $90,000, $422,000, and $270,000 respectively)	303,574	460,378	1,721,479	1,445,004
Salary expenses	330,221	517,192	2,147,967	2,084,430
Research and development	708,220	241,748	3,297,986	877,936
Stock-based compensation	271,517	64,074	1,664,191	626,449
Depreciation and amortization	210,361	1,425	631,083	5,849
Other general and administrative expenses	469,656	489,820	1,478,726	944,248
Total operating expenses	2,309,052	1,792,993	10,967,960	6,152,335
Total operating loss	$(2,233,040)	$(1,755,778)	$(10,830,139)	$(5,880,383)

Other income (expense)
Interest and accretion expenses	(810,598)	(70,221)	(1,640,368)	(74,410)
Change in fair value of contingent liabilities	1,491,000	194,000	(2,131,000)	472,000
Total other income (expense)	680,402	123,779	(3,771,368)	397,590

Net loss	$(1,552,638)	$(1,631,999)	$(14,601,507)	$(5,482,793)

Loss per share – basic and diluted	$(0.04)	$(0.05)	$(0.36)	$(0.15)

Weighted average number of shares of common stock outstanding – basic and diluted	40,828,188	35,928,188	40,762,254	35,928,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	35,928,188	$35,928	$82,077,334	$(36,825,634)	$45,287,628
Stock-based compensation expense	-	-	334,385	-	334,385
Net loss - restated	-	-	-	(2,211,866)	(2,211,866)
Balance, March 31, 2021 (unaudited)	35,928,188	35,928	82,411,719	(39,037,500)	43,410,147
Stock-based compensation expense	-	-	194,657	-	194,657
Adjustment of warrants value in connection with finalizing the business combination	-	-	(732,300)	-	(732,300)
Net loss - restated	-	-	-	(1,638,928)	(1,638,928)
Balance, June 30, 2021 (unaudited)	35,928,188	35,928	81,874,076	(40,676,428)	41,233,576
Stock-based compensation expense	-	-	64,074	-	64,074
Warrants issued in connection with convertible notes	-	-	571,807	-	571,807
Net loss	-	-	-	(1,631,999)	(1,631,999)
Balance, September 30, 2021(unaudited)	35,928,188	$35,928	$82,509,957	$(42,308,427)	$40,237,458

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,528,188	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	716,432	-	716,432
Issuance of warrants	-	-	2,969,916	-	2,969,916
Exercise of warrants	300,000	300	2,700	-	3,000
Net loss	-	-	-	(6,124,885)	(6,124,885)
Balance, March 31, 2022 (unaudited)	40,828,188	$40,828	99,162,415	(53,948,448)	45,254,795
Stock-based compensation expense	-	-	676,242	-	676,242
Issuance of warrants	-	-	2,341,659	-	2,341,659
Net loss	-	-	-	(6,923,984)	(6,923,984)
Balance, June 30, 2022 (unaudited)	40,828,188	40,828	102,180,316	(60,872,432)	41,348,712
Stock-based compensation expense	-	-	271,517	-	271,517
Issuance of warrants	-	-	880,000	-	880,000
Net loss	-	-	-	(1,552,638)	(1,552,638)
Balance, September 30, 2022 (unaudited)	40,828,188	$40,828	$103,331,833	$(62,425,070)	$40,947,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(14,601,507)	$(5,482,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631,083	(76,013)
Stock-based compensation	1,664,191	593,116
Stock-based compensation - restricted common stock	-	33,333
Interest and accretion on convertible notes and notes payable	1,637,951	74,410
Issuance of warrants for services	1,850,533	-
Change in fair value of contingent liabilities	2,131,000	(472,000)
Change in operating assets and liabilities:
Accounts and other receivables	(18,402)	(55,706)
Prepaid expenses	(582,649)	38,057
Inventory	(228,834)	40,950
Accounts payable and accrued expenses	(740,034)	721,078
Due to related parties	(1,009,368)	272,530
Net cash used in operating activities	(9,266,036)	(4,313,038)

Cash flows from financing activities:
Proceeds from promissory notes, net of issuance cost	6,500,743	1,060,949
Proceeds from promissory notes, due to related parties	-	366,000
Repayment of notes payable	(127,798)	-
Proceeds from exercise of warrants	3,000	-
Net cash provided by financing activities	6,375,945	1,426,949

Net change in cash	(2,890,091)	(2,886,089)

Cash at beginning of period	4,072,339	2,902,762

Cash at end of period	$1,182,248	$16,673

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$2,438,379	$391,648
Warrants and debt discount issued in connection with convertible notes	$4,341,042	$571,807
Settlement of notes payable with convertible notes	$278,678	$-
Contingent liabilities	$-	$9,926,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 1 – DESCRIPTION OF BUSINESS

Marizyme, Inc. (the “Company” or “Marizyme”) is a Nevada corporation originally incorporated on March 20, 2007, under the name SWAV Enterprises, Ltd. On September 6, 2010, the Company name was changed to GBS Enterprises Inc. and from 2010 to September 2018 the Company was in the software products and advisory services business for email and instant messaging applications. The Company divested that business between December 2016 and September 2018 and focused on the acquisition of life science technologies.

On March 21, 2018, the Company’s name was changed to Marizyme, Inc., to reflect the new life sciences focus. Marizyme’s common stock is currently quoted on the OTC Markets’ QB tier under the symbol “MRZM”.

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $62,425,070 at September 30, 2022 (December 31, 2021 - $47,823,563). Additionally, the Company has working capital of $735,525 (December 31, 2021 - $1,268,097) and $1,182,248 (December 31, 2021 - $4,072,339) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “2021 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements included in the 2021 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 1 to those consolidated financial statements.

Interim results may not be indicative of the results that may be expected for the full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which in the opinion of management are necessary to fairly present the results of operations, financial condition, cash flows and stockholders’ equity for the periods indicated. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Deferred Offering Cost

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. The Company had no deferred offering costs as of December 31, 2021. As of September 30, 2022, the Company had recorded deferred offering costs of $271,240 reported as a prepaid expense on the accompanying balance sheets.

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

The carrying amounts of certain accounts and other receivables, accounts payable and accrued expenses, notes payable, and amounts due to related parties approximate fair value due to the short-term nature of these instruments.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three and nine months ended September 30, 2022, changes in these assumptions resulted in $1,999,000 decrease and $899,000 increase in fair value of these liabilities, respectively. At September 30, 2022, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $5,251,000 (December 31, 2021 – $4,352,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and nine months ended September 30, 2022, changes in these assumptions resulted in $516,000 and $1,288,000 increase in fair value of this liability, respectively. At September 30, 2022, the fair market value of royalty payments was $5,276,000 (December 31, 2021 – $3,988,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three and nine months ended September 30, 2022, changes in these assumptions resulted in $8,000 and $56,000 decrease in fair value of this liability, respectively. At September 30, 2022, the fair market value of rare pediatric voucher sales liability was $1,094,000 (December 31, 2021 – $1,150,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and nine months ended September 30, 2022. At September 30, 2022, the fair market value of liquidation preference was $1,823,000 (December 31, 2021 – $1,823,000).

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

Marizyme measures the following financial instruments at fair value on a recurring basis. As of September 30, 2022, and December 31, 2021, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
September 30, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,923,725
Contingent liabilities	-	-	13,444,000
Total	$-	$-	$18,367,725

	Fair Value Hierarchy
December 31, 2021	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$2,485,346
Contingent liabilities	-	-	11,313,000
Total	$-	$-	$13,798,346

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2021	$13,798,346
Change in fair value of contingent liabilities	2,131,000
Derivative liabilities issued pursuant to Unit Purchase Agreement	2,438,379
Balance at September 30, 2022	$18,367,725

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

Stock-Based Compensation

Stock-based compensation expense for employees and directors is recognized in the Condensed Consolidated Statements of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, the Company estimates the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. The Company estimate the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, the Company estimates the grant date fair value using it’s closing stock price on the date of grant. The Company recognizes the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. The Company recognizes the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which share-based awards vest.

Comparative Information

To conform with the current period’s financial statement presentation, the Company reclassified certain professional fees, salaries, rent and repairs and maintenance expenses related to research and development activities for the three and nine months ended September 30, 2021, into the research and development expenses line item on the Condensed Consolidated Statements of Operations. Such reclassifications were not considered material and did not have any effect on the Company’s net loss for the three- and nine- month periods ended September 30, 2021.

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

In accordance with Accounting Standards Codification (“ASC”) 805-10 the substance of a transaction constitutes a business combination as the business of My Health Logic Inc. meets the definition of a business under the standard. Accordingly, the transaction was accounted for in accordance with the acquisition method of accounting, and the assets acquired, and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. The purchase price was based on management’s estimate of fair value of the common shares issued.

According to ASC 805 the acquirer has a year from the date of acquisition to recognize measurement period adjustments. While Marizyme does not expect the carrying amount, the fair value, and the estimated useful life of identifiable assets and liabilities acquired, provided below, to change, the tax basis related to these intangible assets is not final and remains preliminary at September 30, 2022.

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

As a result of the My Health Logic acquisition, the Company acquired its lab-on-chip technology platform, its patient-centric, digital point-of-care diagnostic device - MATLOC 1 as well as patents rights and trademarks relating to it. In addition, the Company acquired ownership rights to MATLOC patents issued in the European Union, Canada, and the United States.

The intangible assets acquired include:

●	Trade name, with estimated remaining economic life of 14 years,
●	Software, which enables customers to track and update their test results, with economic life of 15 years, and
●	Biotechnology intangible assets related to lab-on-chip technology, with estimated remaining economic life of 17 years.

As part of the acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. For the three and nine months ended September 30, 2022, Marizyme recognized $4,538 and $15,124 of interest expense on the notes payable, respectively (September 30, 2021 - $Nil and $Nil, respectively). The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the nine months ended September 30, 2022 (Note 7). As of September 30, 2022, balance of the remaining note payable was $213,563 (December 31, 2021 - $469,252).

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

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,260 increasing to $15,641 in 2023 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of September 30, 2022, the remaining lease term was 3.83 years. The lease had been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three and nine months ended September 30, 2022 was $103,291 and $324,544, respectively (September 30, 2021 - $77,357 and $168,769, respectively).

The following table summarizes supplemental balance sheet information related to the operating lease as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Right-of-use assets	$1,576,445	$1,158,776

Operating lease liabilities, current	$420,913	$277,142
Operating lease liabilities, non-current	1,155,532	881,634
Total operating lease liabilities	$1,576,445	$1,158,776

As of September 30, 2022, the maturities of the lease liabilities for the periods ending December 31 are as follows:

2022	$103,291
2023	423,495
2024	434,082
2025	444,934
2026	266,034
Total lease payments	1,671,836
Less: Present value discount	(95,391)
Total	$1,576,445

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

My Health Logic

As part of My Health Logic acquisition (see Note 4), Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000.

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$28,600,000	$28,600,000	$-	$28,600,000
Patents in process	122,745	-	122,745	122,745	-	122,745
DuraGraft patent	5,256,000	(875,999)	4,380,001	5,256,000	(572,768)	4,683,232
Duragraft - Distributor relationship	308,000	(66,733)	241,267	308,000	(43,633)	264,367
Duragraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000	12,606,000	-	12,606,000
My Health Logic - Trade name	450,000	(24,911)	425,089	450,000	(804)	449,196
My Health Logic - Biotechnology	4,600,000	(209,706)	4,390,294	4,600,000	(6,765)	4,593,235
My Health Logic - Software	1,550,000	(80,083)	1,469,917	1,550,000	(2,583)	1,547,417
Total intangibles	$53,492,745	$(1,257,432)	$52,235,313	$53,492,745	$(626,553)	$52,866,192

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2020	$-	$-	$-
Additions on acquisitions	5,416,000	1,774,656	7,190,656
Impairment		-	-
Balance, December 31, 2021 and September 30, 2022	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2020	$42,278,211
Acquired in Somah Transaction	4,022,271
Acquired in My Health Logic Transaction	6,600,000
Additions	2,775
Amortization expense	(37,065)
Balance, December 31, 2021	$52,866,192
Amortization expense	(630,879)
Balance, September 30, 2022	$52,235,313

Future amortizations for Duragraft and My Health Logic intangible assets for the next five years will be $841,172 for each year from 2023 through 2027 and $6,700,706 for 2028 and thereafter. Amortization related to the Krillase product and in process research and development will be determined upon the Company achieving commercialization.

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

During the nine months ended September 30, 2022, the Company issued additional 4,180,071 units under the New Securities agreement for the gross proceeds of $7,315,138. Of the total 4,180,071 Units issued: (i) 159,245 Units were issued to settle notes payable assumed on acquisition of My Health Logic (see Note 4), (ii) 22,857 Units were issued to settle accounts payable, and (iii) 171,428 Units were issued in exchange for services rendered to the Company in the nine months ended September 30, 2022.

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the convertible notes meet the definition of derivative liabilities and that the detachable warrants issued do not meet the definition of a liability and therefore will be accounted for as an equity instrument.

The fair value of the warrants issued in the nine months ended September 30, 2022, of $4,341,042 (December 31, 2021 - $4,299,649) and the fair value of derivative liabilities of $2,438,379 issued (December 31, 2021 - $2,485,346) have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the three and nine months ended September 30, 2022, the Company recognized interest and accretion expense of $805,849 and $1,622,730, respectively (September 30, 2021 - $70,221 and $74,410, respectively) in the condensed consolidated statements of operations.

For the months ended September 30, 2022 and December 31, 2021, the Company had the following convertible notes, net of debt discount outstanding:

Convertible Notes, Net of Debt Discount
Balance, December 31, 2021	$26,065
Convertible notes issued - new securities	7,315,138
Issuance costs	(535,717)
Debt discount	(6,779,421)
Debt accretion	1,622,730
Balance, September 30, 2022	$1,648,795

	September 30, 2022	December 31, 2021
Convertible notes - total principal	$14,771,177	$7,482,104
Unamortized issuance costs and discount	(13,122,382)	(7,456,039)
Convertible notes, net of debt discount	$1,648,795	$26,065

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

NOTE 8 – STOCKHOLDERS’ EQUITY

a) Preferred stock

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of September 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

b) Common stock

The Company is authorized to issue a total number of 75,000,000 shares of common stock with a par value of $0.001.

On August 1, 2022, the Board of Directors (the “Board”) of Marizyme approved a reverse stock split of the Company’s authorized and outstanding common stock at a ratio of 1-for-4. On August 3, 2022, the Company effected the reverse stock split by filing a Certificate of Change with the Secretary of State of the State of Nevada. As a result, the total number of shares of common stock held by each stockholder was converted automatically into the number of whole shares of common stock equal to the number of issued and outstanding shares of common stock held by such stockholder immediately prior to the reverse stock split, divided by four, subject to rounding of fractional shares. The Company expects that the reverse stock split will be reflected in the trading price of the common stock after the Financial Industry Regulatory Authority, Inc. (“FINRA”) completes its processing of the reverse stock split, which is expected to be the date on which the common stock is listed on the Nasdaq Capital Market tier operated by Nasdaq in the event that the Company’s listing application to Nasdaq is approved.

As a result of the reverse stock split, there are approximately 10,207,212 shares of common stock outstanding, not including the shares of common stock included in the units that the Company expects to issue in this public offering or upon any exercise of the Over-Allotment Option or of any warrants included in the units issued to investors or of the representative’s warrant. No fractional shares have been or will be issued, and no cash or other consideration has been or will be paid. Instead, the Company issued one whole share of the post-reverse stock split common stock to any stockholder who otherwise would have received a fractional share as a result of the reverse stock split. The Company’s existing shareholders’ percentage ownership interests in the Company remains the same following the reverse stock split (subject to rounding of fractional shares).

As of September 30, 2022, and December 31, 2021, there were 40,828,188 and 40,528,188 shares of common stock issued and outstanding, respectively. During the nine months ended September 30, 2022, the Company issued 300,000 shares of common stock for exercise of warrants.

c) Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. As of September 30, 2022, there remains 1,024,057 options available for issuance.

During the nine months ended September 30, 2022, the Company granted 400,000 (December 31, 2021 – 1,532,500) share purchase options to directors of the Company.

The summary of option activity for the six months ended September 30, 2022, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2020	3,800,943	$1.36	8.82
Granted	1,532,500	1.51
Forfeited	(1,682,500)	1.36
Outstanding at December 31, 2021	3,650,943	$1.24	8.34	$1,951,117
Granted	400,000	2.20	9.69	-
Expired	(62,502)	1.25	8.08
Forfeited	(62,498)	1.25	8.08
Outstanding at September 30, 2022	3,925,943	1.33	7.79	2,344,489
Exercisable at September 30, 2022	3,050,664	$1.17	7.35	$2,256,558

As of September 30, 2022, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	6.68	$1,767,489
1.25	540,000	524,721	8.41	351,000
1.37	200,000	200,000	7.88	106,000
1.75	800,000	280,000	9.16	120,000
2.20	400,000	60,000	9.69	-
$1.33	3,925,943	3,050,664	7.79	$2,344,489

d) Restricted Share Units

As of September 30, 2022, the Company determined that the following performance condition attached to the restricted share awards granted in the fiscal 2021 were more likely than not to have been achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somah and My Health Logic.

Therefore, compensation cost of $295,750 for the restricted share awards was recognized in stock-based compensation for the nine months ended September 30, 2022 (September 30, 2021 - $Nil).

e) Warrants

As of September 30, 2022 and December 31, 2021, there were 20,969,751 and 12,144,838 warrants outstanding, respectively.

	Number	Weighted Average Price
December 31, 2020	3,393,651	$4.63
Issued pursuant to Unit Purchase Agreement	8,521,187	2.25
Issued	230,000	1.39
December 31, 2021	12,144,838	$2.90
Issued pursuant to Unit Purchase Agreement	8,360,152	2.25
Issued	878,398	1.16
Exercised	(300,000)	0.01
Expired	(113,637)	3.00
September 30, 2022	20,969,751	$2.61

During the nine months ended September 30, 2022, the Company issued the following:

On January 26 and February 14, 2022, in exchange for services of Mr. Richmond, the Company granted him 300,000 warrants to purchase an aggregate 300,000 shares of Marizyme’s common stock at an exercise price of $0.01 per share. The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $568,677 and recorded in salary expense in the condensed consolidated statements of operations for the nine months ended September 30, 2022. On March 15, 2022, Mr. Richmond exercised 300,000 warrants issued to him.

On June 26, 2022, the Company issued additional 347,039 warrants to Mr. Richmond and 231,359 warrants to Univest Securities, LLC to purchase an aggregate 578,398 shares of Marizyme’s common stock at an exercise price of $1.75 per share. The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $1,281,854, of which $769,113 was recorded in salary expense and $512,471 in professional fees in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

In the nine months ended September 30, 2022, pursuant to the Unit Purchase Agreement the Company issued an aggregate of 8,360,152 additional New Class C warrants with an exercise price of $2.25 share and a term of five years.

f) Stock-based compensation

During the three and nine months ended September 30, 2022, the Company recorded $271,517 and $1,664,191 in non-cash share-based compensation in the stock-based compensation line on the condensed consolidated statements of operations, respectively (September 30, 2021 - $64,074 and $626,449 respectively). As of September 30, 2022, there was $1,323,100 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.71 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

As at September 30, 2022, the Company owed an aggregate of $123,266 (December 31, 2021 - $1,132,634) to related parties of the Company. The majority of the balance was owed to Mr. Frank Maresca, a related party and shareholder of the Company, and comprised of the following:

●	The Company received consulting services from Mr. Maresca and pursuant to the agreement incurred $240,000 in professional expenses in the nine months ended September 30, 2022 (September 30, 2021 - $300,000). At September 30, 2022, the Company owes a total of $121,316 for consulting services provided and service-related expenses incurred by Mr. Maresca during the period ended September 30, 2022.

In the nine months ended September 30, 2022, the Company incurred and settled additional $133,797 in professional services rendered by related parties of the Company and settled $149,178 various expenses incurred by these parties in relation to their services rendered to the Company.

Additionally, as part of the Somah acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. As at September 30, 2022, the Company had $339,091 in prepaid royalties (December 31, 2021 - $339,091) which had been classified as non-current in the condensed consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints allege that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both Campbell/Harmon Complaints demand approximately $30,000 - $50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable. In the nine months ended September 30, 2022, both cases were dismissed with prejudice and without any financial impact on the Company.

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2025,
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the nine months ended September 30, 2022, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020, the Company entered into the Agreement with Somah stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somah, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. During the nine months ended September 30, 2022, the Company had not earned any revenues from Krillase and did not have any sales of the DuraGraft products in U.S., therefore no royalties have been accrued or paid in the period.

Upon receiving FDA clearance for the Duragraft product, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As of September 30, 2022, minimum lease payments in relation to lease commitments are payable as described in Note 5.

Risks and Uncertainties

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world and every state in the United States. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact the Company’s business, operations and financial results.

Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. As a result, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, including such authorities in Europe, which could result in delays of reviews and approvals. While there have been no specific notices of delay from federal or foreign government authorities, potential interruptions, delays, or changes to the operations of the FDA, or of any foreign authority with which the Company might interact, might impact the approval of any applications the Company plans and will need to file in the future.

In addition, the Company is dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill orders is critical to our business success. The COVID-19 pandemic has impacted and may continue to impact certain manufacturers and suppliers. As a result, the Company has have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect its business and financial results.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce the Company’s ability to access capital in the future, which could negatively affect its liquidity.

If the COVID-19 pandemic does not continue to slow and the spread of COVID-19 is not contained, the Company’s business operations, including those of contract manufacturers, could be further delayed or interrupted. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect the Company’s ability to operate its business and result in additional costs. It is not possible to reliably measure or quantify the impact COVID-19 has had on the financial results of the Company. If the COVID-19 pandemic continues for an extended period, it may materially adversely impact business operations and, consequently, future financial results.

NOTE 11 - SUBSEQUENT EVENTS

The Financial Industry Regulatory Authority, Inc. (“FINRA”) Staff has determined that certain securities previously received by each of Univest Securities, LLC (“Univest”) and Bradley Richmond, a registered representative of Univest, in connection with the following transactions with the Company constituted underwriting compensation in connection with the Company’s anticipated public offering pursuant to FINRA Rule 5110, based on the FINRA Staff’s interpretation of such rule: (a) the Company’s Units Private Placement conducted between May 2021 and August 2022, (b) the My Health Logic acquisition, (c) a consulting agreement that the Company entered into with Mr. Richmond in September 2020, and (d) a stock option exercisable for 68,437 shares of common stock received by Mr. Richmond from one of the Company’s former executives in March 2022. Consequently, each of Univest and Mr. Richmond, pursuant to a letter agreement entered into with the Company (the “October 2022 Letter Agreement”), has agreed to forego their rights, to an aggregate of 416,604  shares of common stock beneficially owned by them collectively (including shares of common stock and shares of common stock issuable upon exercise and conversion of warrants, convertible notes and a stock option), which were issued pursuant to the transactions listed above, not accept the receipt of the aforementioned securities or undo or dispose of the aforementioned securities. Pursuant to the October 2022 Letter Agreement, the parties thereto agreed that the cancellation or disposal of the aforementioned securities shall be without recourse by either Univest or Mr. Richmond.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three months and nine months ended September 30, 2022 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

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

OVERVIEW

Marizyme is a multi-technology biomedical company dedicated to the accelerated development and commercialization of medical device technologies that improve patient health outcomes.

Key elements of our strategy include:

●	Advancing development of three medical technology platforms – DuraGraft, MATLOC and Krillase – each of which is backed by a portfolio of patented or patent-pending assets;

●	Advancing DuraGraft, our endothelial damage inhibitor, or EDI, for the Food and Drug Administration, or FDA, De Novo classification process. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we expect to submit the De Novo request for DuraGraft to the FDA in 2022; and

●	Progressing the development of Krillase through planning an animal clinical study which will be conducted in 2022 and we expect will facilitate our entry into the pet health market and generate revenue through the sale of Krillase-based dental hygiene products.

We have incurred losses for each period from inception. Our net loss was approximately $1.6 million and $14.6 million for the three and nine months ended September 30, 2022, respectively ($1.6 million and $5.5 million for the three and nine month ended September 30, 2021, respectively). We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

For 2022, our main business priority is applying for FDA clearance of DuraGraft for CABG procedures through a De Novo classification request. We also plan to finalize the development of fat grafting procedures using DuraGraft for plastic surgery procedures in the U.S. It is reported that 22.4 million such surgeries take place annually in the U.S. (American Society of Plastic Surgeons, 2020).

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

Marizyme’s lab-on-chip technology is currently being developed for screening and diagnosis related to the three leading biomarkers for chronic kidney disease (CKD), a disease estimated to affect 37 million Americans – or one out of every seven people (National Kidney Foundation, 2019). If left untreated, many patients will advance to end stage renal disease (ESRD), often leading to kidney transplant, renal failure, or dialysis. Since 90% of those with CKD do not know they have it, the risk of progression in the disease is high and this creates massive burdens for CKD patients and healthcare systems (National Kidney Foundation, 2019). CKD and ESRD costs the U.S. public healthcare systems hundreds of billions of dollars a year. In 2018 Medicare alone spent $130 billion on CKD and ESRD-related costs (National Kidney Foundation, 2019). With the increase of diabetics and hypertension cases in the U.S., which make up roughly two-thirds of all CKD patients (National Kidney Foundation, 2022), CKD related healthcare costs are expected to increase significantly. Compounding this development is the fact that less than 50% of diabetic patients, the highest at-risk group, are annually screened or tested for CKD (Mayo Clinic Proceedings, 2021). This creates an unmet need for point-of-care technologies that facilitate CKD screening and diagnosis, which further facilitates earlier screening and diagnosis and detection to slow down or eliminate the CKD progression. By combining lab-on-chip technology with Marizyme’s MATLOC 1 device, it will be able to quantitatively read the two urine biomarkers, albumin and creatine, necessary for effective CKD screening at point-of-care with results available instantly on a patient’s smartphone.

MATLOC 2, the Company’s next-generation point-of-care device in development, is designed to provide a fully integrated, quantitative diagnostic assessment of estimated glomerular filtration rate, or eGFR, using a blood-based biomarker. eGFR is a key measure of kidney function health and/or stage of kidney disease and our MATLOC 2 device is designed to provide a fully integrated, complete diagnostic assessment for CKD, potentially eliminating the need for lab visits and in-person assessment.

The COVID-19 pandemic has accelerated the ongoing transformation in healthcare. Connected consumer electronic devices are enabling 24/7 home-based digital healthcare. We believe that consumers have the desire and are now becoming empowered to manage their own healthcare and that they will seek to utilize our point-of-care MATLOC 1 device.

With our lab-on-chip technology and MATLOC 1 device in development, we are striving to achieve earlier detection and slowing of the progression of CKD, allowing patients and healthcare systems to reduce the enormous costs of kidney failure, transplant, and/or dialysis. After completing the technology for CKD assessment, we plan to explore the commercial potential of other biomarkers for chronic diseases to be measured at point-of-care.

MATLOC 1, upon FDA approval, which we anticipate but cannot guarantee, is expected to be marketed and sold through an experienced medical device distribution partner network with a focus on nephrologists in hospitals, ambulatory surgery centers and private practices, to better assess patients and slow the progression of CKD.

Krillase

Through our acquisition of ACB Holding AB in 2018, we acquired the Krillase technology, a protease therapeutic platform originally researched and evaluated in the European Union that has the potential for use in the treatment of chronic wounds and burns, and other clinical applications.

Krillase, derived from Antarctic krill, shrimp-like crustaceans, is a combination of endo- and exopeptidases that safely and efficiently breaks down organic material. As a “biochemical knife,” Krillase can potentially break down organic matter, such as necrotic tissue, thrombogenic material, and biofilms produced by microorganisms. As such, it may be useful in the mitigation or treatment of multiple disease states in humans. For example, Krillase may promote faster healing, support the grafting of skin for the treatment of chronic wounds and burns, and reduce bacterial biofilms associated with poor oral health in humans and animals.

We are currently focused on developing a Krillase-based product for the dissolving of plaque and biofilms on teeth for the pet health dental market. In addition, our Krillase platform team is planning a pet health study, and we expect that the results of this study may enable us to introduce our Krillase products into the pet health market in the United States. We believe that the U.S. pet health market presents a substantial opportunity for the marketing of our Krillase products. We expect to establish the first stream of revenue from the sale of Krillase-based pet health products in 2023.

Our strategic plan for Krillase is, first, to leverage and maximize near-term revenue generating opportunities with Krillase products for commercial or clinical applications with low regulatory risk, such as in the pet health market, and second, to develop products for applications of the Krillase platform that address unmet medical needs or address medical market needs better than existing products in the marketplace, in clinical applications with higher regulatory risk but significant commercial potential.

Our Competitive Strengths

We believe that the following competitive strengths will enable us to compete effectively:

●	Superior, first-in-class vascular graft storage and flushing solution. Management believes that the DuraGraft platform provides a significant and substantial competitive advantage over current methods. Having received CE marking in Europe, DuraGraft is certified for marketing in Europe as an endothelial damage inhibitor.

●	Early detection at point-of-care. Through our MATLOC platform, we plan to provide the ability to quantitatively screen and diagnose for CKD at point-of-care. We believe that the platform’s lab-on-chip technology’s low threshold of detection and sensitivity will enable earlier screening and diagnosis of CKD while the point-of-care capabilities of our MATLOC device(s) will allow for testing outside of a lab setting.

●	Superior dental cleaning method. Our Krillase platform could provide a significant and substantial competitive advantage by achieving superior pet dental cleaning through the reduction of plaque and tartar build up.

Our Growth Strategies

We will strive to grow our business by pursuing the following key growth strategies:

●	Commercialize DuraGraft and related products.
●	Commercialize MATLOC 1 and related products.
●	Commercialize Krillase and related products.
●	Acquire more life science assets.

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

KEY HIGHLIGHTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

Financing

In 2021 and 2022, the Company offered units (the “Units Offering”) comprised of convertible notes and warrants, with the intent to raise up to $17,000,000  on a rolling basis. In late 2021, due to the Company’s continuous growth and need for additional capital to sustain its operations and progress towards its goals, the Company amended certain terms and conditions of the Units Offering. As a result:

●	In 2021 the Company issued an aggregate of 4,260,594 units for gross proceeds of $7.4 million.
●	During the nine months ended September 30, 2022 the Company issued an additional 4,180,071 units for gross proceeds of $7.3 million.

In aggregate, the Company received $14.8 million in proceeds from the units private placement . The proceeds from the Units Offering were used to settle certain debt obligations and will be used to sustain the Company’s growth and meet its capital obligations.

Reverse Stock Split

On August 1, 2022, the Board of Directors (the “Board”) of Marizyme approved a reverse stock split of the Company’s authorized and outstanding common stock at a ratio of 1-for-4. On August 3, 2022, the Company effected the reverse stock split by filing a Certificate of Change with the Secretary of State of the State of Nevada. As a result, the total number of shares of common stock held by each stockholder was converted automatically into the number of whole shares of common stock equal to the number of issued and outstanding shares of common stock held by such stockholder immediately prior to the reverse stock split, divided by four, subject to rounding of fractional shares. The Company expects that the reverse stock split will be reflected in the trading price of the common stock after the Financial Industry Regulatory Authority, Inc. (“FINRA”) completes its processing of the reverse stock split, which is expected to be the date on which the common stock is listed on the Nasdaq Capital Market tier operated by Nasdaq in the event that the Company’s listing application to Nasdaq is approved.

As a result of the reverse stock split, there are approximately 10,207,212 shares of common stock outstanding, not including the shares of common stock included in the units that the Company expects to issue in this public offering or upon any exercise of the Over-Allotment Option or of any warrants included in the units issued to investors or of the representative’s warrant. No fractional shares have been or will be issued, and no cash or other consideration has been or will be paid. Instead, the Company issued one whole share of the post-reverse stock split common stock to any stockholder who otherwise would have received a fractional share as a result of the reverse stock split. The Company’s existing shareholders’ percentage ownership interests in the Company remains the same following the reverse stock split (subject to rounding of fractional shares).

As of November 14, 2022, the approval from Nasdaq is still pending and FINRA has not yet completed the processing of the reverse stock split for purposes of the trading price of the common stock.

Operational

In 2021 Marizyme undertook a corporate restructuring, whereby the key officers, directors, and management team changed in order to accelerate Company’s progress toward meeting its key objectives and deliver on its strategy. In the nine months ended September 30, 2022, the executive and management team was focused on meeting and delivering on the Company’s objectives to commercialize its products and advance in its search for more life science assets. Additionally, the Board of Directors of the Company was increased to seven members and a new Chair of the Audit Committee was elected.

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid to a related party relate to certain consulting services - see Note 9 to the financial statements accompanying this report for further related party disclosures. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements.

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

Depreciation and Amortization

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

Other Income (Expenses)

Other income (expenses) consists of mark-to-market adjustments on contingent liabilities assumed on the acquisition of Somah assets and interest and accretion expenses related to our convertible notes issued pursuant to the units private placement.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change

Revenue	$76,012	$37,215	$38,797

Operating expenses:
Direct costs of revenue	15,503	18,356	(2,853)
Professional fees (includes related party amounts of $155,000 and $90,000, respectively)	303,574	460,378	(156,804)
Salary expenses	330,221	517,192	(186,971)
Research and development	708,220	241,748	466,472
Stock-based compensation	271,517	64,074	207,443
Depreciation and amortization	210,361	1,425	208,936
Other general and administrative expenses	469,656	489,820	(20,164)
Total operating expenses	2,309,052	1,792,993	516,059
Total operating loss	$(2,233,040)	$(1,755,778)	$(477,262)
Other income (expenses):
Interest and accretion expense	(810,598)	(70,221)	(737,960)
Change in fair value of contingent liabilities	1,491,000	194,000	1,297,000
Net loss	$(1,552,638)	$(1,631,999)	$81,778

Revenue

We recognized revenue of approximately $0.08 million for the three months ended September 30, 2022 compared to approximately $0.04 million for the three months ended September 30, 2021. The increase in revenues was due to the impact of COVID-19 on the Company’s supply chain in fiscal 2021 and its ability to produce Duragraft inventory during 2021 and the resumption of production of the Company’s DuraGraft inventory and sales in Q2 2022.

Direct Costs of Revenue

The higher direct costs of revenue in the comparative Q3 2021 quarter was predominantly due to the COVID-19 interruptions to the Company’s supply chain and limited access to raw materials for DuraGraft product. During the three months ended September 30, 2022, our executive and management teams’ efforts to re-establish the Company’s business relationships with its trusted manufacturing and distribution partners, and the loosening of COVID-19 restrictions, led to a decrease in direct costs of revenue.

Professional Fees

Professional fees decreased by approximately $0.2 million or 34% to approximately $0.3 million in Q3 2022 compared to approximately $0.5 million in Q3 2021. The decrease relates to higher professional fees incurred in the prior comparative period due to the acquisition of the Somah assets.

Salary Expenses

Salary expenses in Q3 2022 were approximately $0.3 million, an approximately $0.2 million or 36% decrease from the comparative period. The decrease in the cost is attributable to the restructuring in the prior comparative period as the Company restructured its executive and management teams in 2021.

Research and Development

Research and development expenses in Q3 2022, were approximately $0.7 million, an approximately $0.5 million or 193% increase from the comparative period. The increase in research and development expenses can be mainly attributed to the Company’s acquisition of MATLOC 1 assets in late 2021 and its focus on development and advancement of DuraGraft, Krillase, and MATLOC 1 towards commercialization.

Stock-Based Compensation

Stock-based compensation increased from approximately $0.06 million to approximately $0.27 million during the three months ended September 30, 2021 and 2022, respectively, a $0.21 million or 324% increase. The increase in stock-based compensation can be explained by am additional 400,000 stock options granted in 2022 and 350,000 restricted share awards granted in late 2021, which were fair valued significantly higher compared to the stock options granted and outstanding in the comparative period. This was due to a 58% increase in the Company’s stock price period over period to $1.90 as of September 30, 2022 from $1.20 as of September 30, 2021.

Depreciation and Amortization

Depreciation and amortization increased approximately $0.21 million or 324% in Q3 2022. The increase was due to the acquisition of My Health Logic in December 2021 and its intangible capital assets and acquisition of the Somah assets in July 2020 where key intellectual products were acquired.

Other General and Administrative Expenses

Other general and administrative expenses decreased approximately $0.02 million or 4% to approximately $0.47 million in Q3 2022. The majority of the expenses in Q3 2022 were due to the Company’s lower non-legal fees related to the filing of an amendment to a Registration Statement on Form S-1 in the period and preparation for the Company’s public offering compared to the higher general and administrative expenses in Q3 2021 from higher non-legal fees related to the acquisition of the Somah entities.

Other Income (Expenses)

In Q3 2022, the Company incurred approximately $0.8 million of interest and accretion costs associated with convertible notes issued at discount as part of its units private placement . Additionally, the Company recognized $1.5 million of fair value gain from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somah assets due to the change of the fair value of the contingent consideration.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change

Revenue	$137,821	$271,952	$(134,131)

Operating expenses:
Direct costs of revenue	26,528	168,419	(141,891)
Professional fees (includes related party amounts of $422,000 and $180,000, respectively)	1,721,479	1,445,004	276,475
Salary expenses	2,147,967	2,084,430	63,537
Research and development	3,297,986	877,936	2,420,050
Stock-based compensation	1,664,191	626,449	1,037,742
Depreciation and amortization	631,083	5,849	625,234
Other general and administrative expenses	1,478,726	944,248	534,478
Total operating expenses	10,967,960	6,152,335	4,815,625
Total operating loss	$(10,830,139)	$(5,880,383)	$(4,949,756)
Other income (expenses):
Interest and accretion expense	(1,640,368)	(74,410)	(1,563,541)
Change in fair value of contingent liabilities	(2,131,000)	472,000	(2,603,000)
Net loss	$(14,601,507)	$(5,482,793)	$(9,116,297)

Revenue

We recognized revenue of approximately $0.1 million for the nine months ended September 30, 2022 compared to approximately $0.3 million for the nine months ended September 30, 2021. No revenue was generated in Q1 2022 due to the impact of COVID-19 on the Company’s supply chain in fiscal 2021 and its ability to produce DuraGraft inventory. As the result of the Company’s executive and management teams’ efforts to re-establish the Company’s business relationships with its trusted manufacturing and distribution partners, the production of DuraGraft inventory and sales resumed in Q2 2022 and continued into Q3 2022.

Direct Costs of Revenue

Direct costs of revenue decreased by approximately $0.1 million or 84% to approximately $0.03 million for the nine months ended September 30, 2022. This was predominantly due to fewer units of DuraGraft product produced in the current period because of the shortage of raw materials as a result of COVID-19.

Professional Fees

Professional fees increased by approximately $0.3 million or 19% to approximately $1.7 million for the nine months ended September 30, 2022 compared to approximately $1.4 million for the comparative period ended September 30, 2021. The increase in professional fees can be attributed to legal support with preparation and filing of the Company’s amendment to its Registration Statement on Form S-1 with the SEC, audit fees in connection with the audit of the 2021 Form 10-K, and compensation costs incurred in connection with closings of the Company’s units private placement financing. Related party professional fees increased by approximately $0.2 million or 134% to approximately $0.4 million from approximately $0.2 million during the third quarter of 2022 compared to the third quarter of 2021 because the Company retained additional consulting services in order to advance development of its medical technologies.

Salary Expenses

Salary expenses for the nine months ended September 30, 2022, were approximately $2.1 million, an approximately $0.1 million or 3% increase from the comparative period. The increase in the salary cost is attributable to the restructuring and growth of the organization as the Company continues to expand into new markets and work towards commercialization of DuraGraft in the United States.

Research and Development

Research and development expenses for the nine months ended September 30, 2022 were approximately $3.3 million, an approximately $2.4 million or 276% increase from the comparative period. The increase in research and development expenses can be mainly attributed to the Company’s acquisition of MATLOC 1 assets in late 2021 and its focus on development and advancement of DuraGraft, Krillase, and MATLOC 1 towards commercialization.

Stock-Based Compensation

Stock-based compensation for the nine months ended September 30, 2022 increased by approximately $1.0 million or 166% to approximately $1.7 million if compared to the nine months ended September 30, 2021. The increase in stock-based compensation can be explained by an additional 400,000 stock options granted in 2022 and 350,000 restricted share awards granted in late 2021, which were fair valued significantly higher compared to the stock options granted and outstanding in the comparative period. This was due to a 58% increase in the Company’s stock price period over period to $1.90 as of September 30, 2022 from $1.20 as of September 30, 2021.

Depreciation and Amortization

Depreciation and amortization increased approximately $0.6 million or 10,690% in Q3 2022. The increase was due to the acquisition of My Health Logic in December 2021 and its intangible capital assets and acquisition of the Somah assets in July 2020 where key intellectual products were acquired.

Other General and Administrative Expenses

Other general and administrative expenses increased approximately $0.5 million or 57% to approximately $1.5 million in the nine months ended September 30, 2022. The increase was due to the Company’s non-legal fees related to the filing of an amendment to a Registration Statement on Form S-1, preparation for the Company’s public offering, increased rent due to the lease of additional office and laboratory space, and expenses associated with running a public company, during the nine-month period ended September 30, 2022. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expenses)

During the nine months ended September 30, 2022, the Company incurred approximately $1.6 million of interest and accretion costs associated with convertible notes issued at discount as part of the Company’s units private placement. Additionally, the Company recognized approximately $2.1 million of fair value loss from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of Somah due to the change of the fair value of the contingent consideration.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2022, we had available cash of approximately $1.2 million and accumulated deficit of approximately $62 million. We fund our operations through capital raises.

Units Private Placement

During the nine months ended September 30, 2022, the Company issued 4,180,071 units in its units private placement  for the gross proceeds of approximately $7.3 million. Of the total 4,180,071 units issued: (i) 159,245 units were issued to settle notes payable assumed on acquisition of My Health Logic, (ii) 22,857 units were issued to settle accounts payable, and 171,428 units were issued in exchange for services rendered to the Company in the nine months ended September 30, 2022. The remaining proceeds from this offering will be used to sustain the Company’s growth and meet its capital obligations.

Public Offering

On February 14, 2021, Marizyme filed a Registration Statement on Form S-1 to raise up to $17,250,000. As at the end of Q3 2022, the final prospectus had not yet been filed and the final amount of the offering will be dependent on market conditions. The proceeds from the offering will be used by the Company (i) to develop its DuraGraft, MATLOC, and Krillase platforms; (ii) to commercialize and produce its products, and (iii) for general working capital and other corporate purposes. Management anticipates that the offering will close in Q4 2022.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by/(used in):
Operating activities	$(9,266,036)	$(4,313,038)	$(4,952,998)
Financing activities	6,375,945	1,426,949	4,948,996
Net change in cash	$(2,890,091)	$(2,886,089)	$(4,002)

Operating Activities

Net cash used in operating activities was approximately $9.3 million and approximately $4.3 million in the nine months ended September 30, 2022 and 2021, respectively. The net cash used in operating activities during the nine months ended September 30, 2022 was due to approximately $1.7 million spent on professional fees, approximately $2.1 million spent on salaries and related compensation expenses and approximately $3.3 million spent on research and development activities . The net change in operating assets and liabilities primarily related to approximately $0.4 million spent on the manufacturing of DuraGraft product in the period and an approximately $1.8 million increase in accounts payable, accrued expenses, and amounts due to related parties in support of the growth of our research and development and other operating activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was due to approximately $6.5 million of funds raised from the issuance of convertible promissory notes in the Company’s units private placement, net of issuance costs. During the nine months ended September 30, 2022, the Company also repaid notes payable  an aggregate of approximately $0.1 million in notes payable as part of the units private placement issuances and repaid approximately $0.1 million in notes payable assumed on the acquisition of My Health Logic.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K.

Royalties and Other Commitments

Upon receiving the FDA clearance for the DuraGraft and other key intellectual products, the Company will:

●	Grant performance warrants to Somah for 4,000,000 restricted common shares of the Company, with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA clearance;
●	Pay royalties on all net sales of the product acquired from Somah of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
●	Pay 10% of cash value of the rare pediatric voucher sales following the FDA clearance and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somah’s DuraGraft product;
●	Grant of rare pediatric voucher warrants to purchase an aggregate of 250,000 commons shares with a term of five years and a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA clearance, and
●	Pay a liquidation preference, up to a maximum of $20 million upon the sale by the Company of all or substantially all of the assets relating to the Somah products. Upon the sale of either or both of the DuraGraft or Somah derived solid organ transplant products, the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount.

Lease Commitments

The Company has entered into arrangements for office and laboratories spaces. As at September 30, 2022, minimum lease payments in relation to lease commitments were payable as outlined in Note 5 to the interim consolidated financial statements.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report, with the participation, and under the supervision, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO concluded that as of September 30, 2022, our disclosure controls and procedures were ineffective due to the material weakness described below.

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

As previously reported in our annual report on Form 10-K for the year ended December 31, 2021, management concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in the design and operating effectiveness of internal controls related to inadequate internal technical staffing levels and lack of board or management oversight. In connection with our preparation of our interim condensed consolidated financial statements for the three and nine months ended September 30, 2022, we identified material weaknesses in our disclosure controls and procedures due to the material weaknesses in internal control over financial reporting related to the following:

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

We believe these measures will remediate the material weakness in internal control over financial reporting and disclosure controls and procedures described above.

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediating the material weakness in internal control over financial reporting identified above. In the nine months ended September 30, 2022, the Company took the following steps in order to improve its internal controls over financial reporting:

●	The Board of Directors of the Company was increased to seven members,
●	A new Chair of the Audit Committee was appointed and the Board determined the new Chair to be an “audit committee financial expert” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K,
●	The Company retained the services of multiple financial consultants, who provide their advice and expertise in audit, valuation, and financial reporting services.

During the nine months ended September 30, 2022, management of the Company will continue to work on addressing to remediate the material weaknesses in internal controls over financial reporting described above.

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

DeVito Litigation

On June 7, 2022, Nicholas DeVito, a former Interim Chief Executive Officer and Interim Chief Financial Officer of the Company, filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437 (the “Florida Circuit Court”), against the Company (the “DeVito Complaint”). The DeVito Complaint claimed breach of contract, declaratory relief, specific performance, breach of an implied covenant of good faith and fair dealing, and unjust enrichment against the Company with respect to the Company’s alleged breach of the common stock issuance requirements of an Incentive Stock Option Agreement between Mr. DeVito and the Company, dated as of July 13, 2019 (the “DeVito ISO”). Under the DeVito ISO, on July 13, 2019, the Company granted an option to Mr. DeVito to purchase 125,000 shares of common stock at $4.04 per share, subject to certain vesting terms. The DeVito ISO provided that it would terminate twelve (12) months after the end of Mr. DeVito’s “Continuous Service,” which was not defined by the DeVito ISO. On August 27, 2020, as part of a Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of that date (the “DeVito Release”), the Company agreed to immediately vest the unvested portion of the DeVito ISO such that the DeVito ISO became fully vested, to pay Mr. DeVito $20,000 to add in the transition during the month of September 2020, and that Mr. DeVito would retain all of his rights under the DeVito ISO. Under the DeVito Release, Mr. DeVito agreed to step down from his positions as Interim Chief Executive Officer and Interim Chief Financial Officer on September 1, 2020, to assist Marizyme with its transition to a new Chief Executive Officer and Chief Financial Officer for the month of September 2020, and effective as of September 1, 2020 would no longer act as an officer of Marizyme in any capacity. The DeVito Release also recited that the Company requested that Mr. DeVito be available for additional consulting going forward as the needs of the business dictate. The DeVito Release also provided for a general mutual release of claims by the Company and Mr. DeVito apart from continuing employment obligations and corporate officer indemnification obligations of Marizyme. The DeVito Complaint alleged that Mr. DeVito continued his role as an advisor and consultant to the Company. Due to the Company’s alleged nonperformance of Mr. DeVito’s exercise rights under the DeVito ISO, the DeVito Complaint sought declaratory relief, specific performance, direct and consequential damages in an unspecified amount of more than $30,001.00, damages prescribed by the DeVito ISO, reasonable attorney’s fees and costs, prejudgment interest, and such other relief as the court deems equitable. On July 21, 2022, the Company filed a motion to dismiss the claims of declaratory relief, specific performance, and breach of an implied covenant of good faith and fair dealing in the DeVito Complaint. On August 3, 2022, Mr. DeVito filed an amended complaint without a hearing (the “Amended DeVito Complaint”). The Amended DeVito Complaint includes two claims, for breach of contract and unjust enrichment, and otherwise realleges substantially all of the factual allegations of the DeVito Complaint. On August 26, 2022, the Company filed an Answer to the Amended DeVito Complaint denying substantially all of the allegations. The Company is determining whether to file a counterclaim. As of November 2022, this case is pending. [NTD: Please confirm/update]

Chandler Litigation

On January 28, 2022, the Company filed a Complaint in the Florida Circuit Court, case number 50-2022-CA-000859-XXX-MB, against Amy Chandler (the “Chandler Complaint”). The Chandler Complaint sought damages for breach of fiduciary duty, breach of contract, negligence, conversion, and civil theft. The Chandler Complaint alleged that, prior to her resignation in September 2021, Ms. Chandler intentionally and recklessly took actions to cancel the CE certificate required by European Union regulations in order for Marizyme and its subsidiary, Somahlution, LLC, to ship and distribute certain products to/within the European Union. The Chandler Complaint also alleged that Ms. Chandler disregarded her fiduciary duty to Marizyme and responsibilities as the top regulatory and compliance official of Marizyme. As a result, the Chandler Complaint alleged that Ms. Chandler’s actions caused significant disruption and damage to Marizyme’s business, including, but not limited to, financial damages and damage to Marizyme’s reputation and business relationships. The Chandler Complaint further alleged that prior to her last day, Ms. Chandler stole confidential, proprietary files governing Marizyme’s quality management system, which related to internal business operations, and that Marizyme incurred significant costs to recreate these files. The Chandler Complaint alleged damages in excess of thirty thousand dollars ($30,000.00), exclusive of interest, attorneys’ fees, and costs.

On February 28, 2022, Ms. Chandler filed an Answer, Affirmative Defenses and Counterclaim with the Florida Circuit Court (the “Answer”). The Answer denied the claims in the Chandler Complaint and most of the factual allegations regarding Ms. Chandler’s alleged actions. The Answer also asserted a counterclaim against the Company for defamation per se. The Answer sought to recover monetary damages, attorneys’ fees, and court costs in connection with this litigation. The Answer also demanded a trial by jury on all triable issues.

On March 18, 2022, the Company filed a Motion to Dismiss Ms. Chandler’s Counterclaim with the Florida Circuit Court (the “Motion to Dismiss”). The Motion to Dismiss stated that Ms. Chandler’s Counterclaim for defamation per se should be dismissed with prejudice. On July 13, 2022, the court ruled that the counterclaim of defamation was dismissed with prejudice. Ms. Chandler’s deposition is now scheduled for September 21, 2022. At that time, the Company’s counsel will attempt to obtain the admissions necessary to confirm Chandler’s liability and to potentially add James Sapirstein and his company, First Wave BioPharma, as defendants. In the coming months, the Company expects to retain a consultant to assist it with quantifying the substantial damages caused by Chandler’s actions. As of August 2022, the remaining matters under litigation in this case are pending.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended September 30, 2022, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report on Form 8-K and we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10-12G filed on September 12, 2018)
3.6	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.7	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
3.9	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 3, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2022)
4.1	10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated August 12, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2022)
4.2	Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated August 12, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 18, 2022)
10.1	Form of Unit Purchase Agreement between Marizyme, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 27, 2021
10.2	Form of Registration Rights Agreement between Marizyme, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 27, 2021)
10.3	Placement Agency Agreement between Marizyme, Inc. and Univest Securities, LLC, dated December 10, 2021 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 27, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	MARIZYME, INC.

/s/ David Barthel
Name: David Barthel
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
Name: George Kovalyov
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

