Form 10-K
period 2022-12-31
MARIZYME INC
filed 2023-03-24
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $98,461,551, based upon the closing price on that date of the common stock of the registrant on the OTCQB of $2.69.(1) Shares held by each executive officer and director and by each person who owned 10% or more of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s shares of common stock outstanding was 40,768,191 as of March 24, 2023.

(1)	Unless indicated otherwise, all share amounts, share price amounts and amounts derived from share amounts and share price amounts contained in this report do not give effect to: (i) the filing of a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) 78.209 with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) on August 3, 2022, which provided for a decrease of the registrant’s authorized common stock from 75,000,000 shares to 18,750,000 shares and corresponding decrease of every four (4) shares of the registrant’s issued and outstanding shares of common stock into one (1) share, and which became effective upon filing; (ii) the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on January 5, 2023, which provided for a decrease of the registrant’s authorized common stock from 75,000,000 shares to 20,000,000 shares and a corresponding change of every three-and-three-quarters (3.75) shares of the registrant’s issued and outstanding shares of common stock to one (1) share, and which became effective upon filing; (iii) the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on January 13, 2023, which provided for the increase of the registrant’s authorized common stock from 20,000,000 shares to 75,000,000 shares and the corresponding increase of every issued and outstanding share of the registrant’s common stock to three-and-three-quarters (3.75) shares, and which became effective at 4:45 PM Pacific Time on January 17, 2023; (iv) the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on January 13, 2023, which provided for the increase of the registrant’s authorized common stock from 75,000,000 shares to 300,000,000 shares and the corresponding increase of every issued and outstanding share of the registrant’s common stock to three-and-three-quarters (3.75) shares, and which became effective at 5:00 PM Pacific Time on January 17, 2023; and (v) the filing of a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State on January 13, 2023, which provided for the decrease of the registrant’s authorized common stock from 300,000,000 to 20,000,000 and the corresponding change of every fifteen (15) shares of the registrant’s issued and outstanding common stock to one (1) share, and became effective at 5:15 PM Pacific Time on January 17, 2023. See “Part I. Note Regarding Presentation of Capitalization in this Report” for related discussion.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MARIZYME, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2022

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to meet the listing requirements of a national securities exchange;
●	results and timing of our clinical trials and planned clinical trials;
●	the timing of, and outcome of, regulatory approvals needed to market and commercialize our products;
●	the cost, quality, availability, and reliability of the supply of materials and services needed for products;
●	our ability to develop our medical technologies into viable products and services;
●	the marketing success of our distribution partners;
●	demand for, and market acceptance of, our products;
●	our goals and strategies;
●	our future business development, financial condition and results of operations;
●	expected changes in our revenue, costs or expenditures;
●	growth of and competition trends in our industry;
●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;
●	our expectation regarding the use of proceeds from our proposed public offering;
●	fluctuations in general economic and business conditions in the markets in which we operate; and
●	relevant government policies and regulations relating to our industry.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of March 24, 2023 and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Use of Terms

In this report, “we,” “us,” “our,” “our company”, “Marizyme” and similar references refer to Marizyme, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Somahlution, Inc., a Delaware corporation (“Somahlution, Inc.”), Somaceutica, Inc., a Florida corporation (“Somaceutica”), Marizyme Sciences, Inc., a Florida corporation (“Marizyme Sciences”), and My Health Logic Inc., a corporation incorporated pursuant to the laws of the Province of Alberta, Canada (“My Health Logic”), and (ii) the term “common stock” refers to the common stock, par value $0.001 per share, of Marizyme, Inc., a Nevada corporation. The financial information included herein is presented in United States dollars, or U.S. Dollars, the functional currency of our company.

Note Regarding Presentation of Capitalization in this Report

Unless indicated otherwise, all share amounts, share price amounts and amounts derived from share amounts and share price amounts contained in this report do not give effect to: (i) the filing of a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) 78.209 (the “First Certificate of Change”) with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) on August 3, 2022, which provided for a decrease of the registrant’s authorized common stock from 75,000,000 shares to 18,750,000 shares and corresponding decrease of every four (4) shares of the registrant’s issued and outstanding shares of common stock into one (1) share (the “First Reverse Stock Split”), and which became effective upon filing (the “First Certificate of Change Effective Time”); (ii) the filing of a Certificate of Change Pursuant to NRS 78.209 (the “Second Certificate of Change”) with the Nevada Secretary of State on January 5, 2023, which provided for a decrease of the registrant’s authorized common stock from 75,000,000 shares to 20,000,000 shares and a corresponding change of every three-and-three-quarters (3.75) shares of the registrant’s issued and outstanding shares of common stock to one (1) share (the “Second Reverse Stock Split”), and which became effective upon filing (the “Second Certificate of Change Effective Time”); (iii) the filing of a Certificate of Change Pursuant to NRS 78.209 (the “Third Certificate of Change”) with the Nevada Secretary of State on January 13, 2023, which provided for the increase of the registrant’s authorized common stock from 20,000,000 shares to 75,000,000 shares and the corresponding increase of every issued and outstanding share of the registrant’s common stock to three-and-three-quarters (3.75) shares (the “First Forward Stock Split”), and which became effective at 4:45 PM Pacific Time on January 17, 2023 (the “Third Certificate of Change Effective Time”); (iv) the filing of a Certificate of Change Pursuant to NRS 78.209 (the “Fourth Certificate of Change”) with the Nevada Secretary of State on January 13, 2023, which provided for the increase of the registrant’s authorized common stock from 75,000,000 shares to 300,000,000 shares and the corresponding increase of every issued and outstanding share of the registrant’s common stock to three-and-three-quarters (3.75) shares (the “Second Forward Stock Split”), and which became effective at 5:00 PM Pacific Time on January 17, 2023 (the “Fourth Certificate of Change Effective Time”); and (v) the filing of a Certificate of Change Pursuant to NRS 78.209 (the “Fifth Certificate of Change”) with the Nevada Secretary of State on January 13, 2023, which provided for the decrease of the registrant’s authorized common stock from 300,000,000 to 20,000,000 and the corresponding change of every fifteen (15) shares of the registrant’s issued and outstanding common stock to one (1) share (the “Consolidated Reverse Stock Split”), and became effective at 5:15 PM Pacific Time on January 17, 2023 (the “Fifth Certificate of Change Effective Time”).

Except for purposes of the financial statements of the registrant included with this Annual Report on Form 10-K, this report gives effect to the Company’s filing of a Certificate of Amendment Pursuant to NRS 78.380 & 78.390 (the “Certificate of Amendment”) with the Nevada Secretary of State on December 30, 2022, which provided for the increase of the number of authorized shares of the registrant’s common stock from 18,750,000 shares of common stock to 75,000,000 shares of common stock, on a post-First Reverse Stock Split basis (the “Authorized Capital Increase”), and which became effective at the time of such filing, 11:00 AM Pacific Time, on the same date (the “Certificate of Amendment Effective Time”). Due to the presentation of the capitalization of the registrant described above, the description of the amount of authorized capital of the registrant in Exhibit 4.21 to this Annual Report on Form 10-K does not give effect to the First Reverse Stock Split, the Second Reverse Stock Split, the First Forward Stock Split, the Second Forward Stock Split, or the Consolidated Reverse Stock Split.

The processing of the Consolidated Reverse Stock Split on the number of shares held by each stockholder according to transfer agent or brokerage firm records and the reported price of the registrant’s common stock will occur at the time that the Consolidated Reverse Stock Split is announced by the Financial Industry Regulatory Authority, Inc. (“FINRA”) on its Daily List in accordance with FINRA Rule 6490 (the “Public Adjustment Time”), which will be subject to the listing of the registrant’s common stock on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) and completion of FINRA’s issuer corporate action processing requirements. The listing of the registrant’s common stock on Nasdaq remains subject to approval by Nasdaq of the registrant’s listing application. The outcome of these matters cannot be determined at this time. Assuming that Nasdaq approves the listing of the registrant’s common stock, it is anticipated that the Public Adjustment Time will occur after market close on the trading date prior to the first date of trading on Nasdaq. At that time, the number of shares of the registrant’s common stock held by each stockholder as reflected in the records of the registrant’s transfer agent or the stockholder’s brokerage firm records will be reduced by 1,500% to reflect the processing of the Consolidated Reverse Stock Split. At market open the following trading day, which as anticipated will be the first day that the registrant’s common stock trades on Nasdaq, the price of the registrant’s common stock will reflect a 1,500% increase as a result of the processing of the Consolidated Reverse Stock Split. The registrant’s common stock will trade on Nasdaq under its current ticker symbol, “MRZM,” but will trade under a new CUSIP Number, 570372 201. The registrant also intends to file a Current Report on Form 8-K reporting FINRA’s announcement of the Consolidated Reverse Stock Split and related material matters.

No fractional shares will be issued, and no cash or scrip will be paid in connection with the First Reverse Stock Split, the Second Reverse Stock Split, the First Forward Stock Split, the Second Forward Stock Split, or the Consolidated Reverse Stock Split. One whole share of the registrant’s common stock is issuable to any stockholder who would otherwise receive a fractional share pursuant to the First Certificate of Change or the Second Certificate of Change. No fractional shares were anticipated to become issuable pursuant to the Third Certificate of Change, the Fourth Certificate of Change, or the Fifth Certificate of Change. At the Public Adjustment Time, certain stockholders whose shares of the registrant’s common stock are converted at the Consolidated Reverse Stock Split ratio may receive one fewer whole share in lieu of fractional shares than such stockholders would have received in lieu of fractional shares from the separate rounding at different effective dates and times of post-split fractional shares provided for by the First Certificate of Change and Second Certificate of Change as compared to the adjustment to shares held by such stockholders at the time of the Public Adjustment Time. Following the Public Adjustment Time, any claim to an additional whole share issuable pursuant to the First Certificate of Change and the Second Certificate of Change of any stockholder will be addressed on a case-by-case basis upon receipt of a written notice of such claim submitted by the stockholder with supporting documentation to the registrant at the following address: Attn: Secretary, Marizyme, Inc., 555 Heritage Drive, Suite 205, Jupiter, Florida 33458.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – First Reverse Stock Split and Decrease in Authorized Shares”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – Board and Stockholder Approval of Increase in Stock Incentive Plan, the Authorized Capital Increase, and Other Meeting Proposals” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Second Reverse Stock Split, First Forward Stock Split, Second Forward Stock Split, and Consolidated Reverse Stock Split” for related discussion.

Note Regarding Trademarks, Trade Names and Service Marks

Solely for convenience, our trademarks and tradenames referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors”.

●	Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.
●	We anticipate that we will incur continued losses for the foreseeable future. Moreover, our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.
●	We have limited working capital.
●	We have a limited operational history.
●	If we fail to retain current members of our senior management, or to identify, attract, integrate and retain additional key personnel, our business will be harmed.
●	If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.
●	We will require substantial additional funding which may not be available to us on acceptable terms, or at all. Failing to raise the necessary additional capital could force us to delay, reduce, eliminate or abandon growth initiatives, development or commercialization of our technologies and products.
●	Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

●	We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.
●	The medical device market is highly competitive, and we may not be able to effectively compete against other providers of medical devices, particularly those with greater resources.
●	Our future performance may depend on the success of products we have not yet developed or acquired.
●	Our products may never achieve market acceptance.
●	We may delay or terminate the development or acquisition of a product at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop or acquire.
●	We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
●	Competitors may violate our intellectual property rights, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.
●	We will be dependent on third-party manufacturers since we will not initially directly manufacture our products.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	The COVID-19 pandemic has adversely impacted the Company’s supply chain and could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.
●	Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.
●	Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.
●	Any products we may develop may not be approved for sale in the U.S. or in any other country.
●	Even if we receive regulatory approval for any product we may develop or acquire, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
●	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.
●	Healthcare reform measures could hinder or prevent our products’ commercial success.
●	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	Climate change and increased focus by governments, stockholders and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.
●	Management identified material weaknesses in our internal controls, and failure to remediate them or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.
●	If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.
●	There are a number of risks relating to the Consolidated Reverse Stock Split.
●	We may not be able to maintain a listing of our common stock and warrants on the Nasdaq Capital Market.
●	Substantial future sales of our securities, or the perception in the public markets that these sales may occur, may depress our stock price. Also, future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

ITEM 1. BUSINESS

Company Overview

Marizyme is a multi-technology biomedical company dedicated to the accelerated development and commercialization of medical technologies that improve patient health outcomes.

Currently, we are focused on developing three medical technology products – DuraGraft®, MATLOCTM and Krillase® – each of which is backed by a portfolio of patented or patent-pending assets. DuraGraft is a single-use intraoperative vascular graft treatment that protects against ischemic injury and reduces the incidence and complications of graft failure, therefore maintaining endothelial function and structure while improving clinical outcomes. MATLOC is a point-of-care, lab-on-chip digital screening and diagnostic device platform, initially being developed for quantitative chronic kidney disease, or CKD, assessment. Our Krillase protein enzyme provides a therapeutics opportunity for wound healing, thrombosis, and pet health.

three principal medical technologies – DuraGraft®, MATLOCTM and Krillase® – are expected to serve an unmet significant market need in several areas, including, cardiac surgery, CKD, and pet health. We are currently preparing DuraGraft, our endothelial damage inhibitor, or EDI, for the U.S. Food and Drug Administration, or FDA, De Novo classification process. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we submitted the De Novo request for DuraGraft to the FDA in January 2023. Upon receiving FDA approval of DuraGraft, which we anticipate but cannot guarantee, we expect to quickly commercialize the product and build revenue rapidly utilizing multiple strategic partners and revenue channels. With our DuraGraft, MATLOC and Krillase technologies, we have the potential to bring three FDA-approved products to market.

For 2023, our primary business priority is achieving FDA approval of DuraGraft as a medical device for coronary bypass artery graft, or CABG, procedures, through the De Novo classification request process. Following FDA approval of DuraGraft, which we anticipate but cannot guarantee, we expect to begin to distribute and sell DuraGraft in the United States through the efforts of a strategic partner. If we are not able to find an appropriate strategic partner, we will have to build our own marketing and sales capabilities at a significant cost to us and with no guarantee of success. DuraGraft first received its CE marking in August 2014. CE marking signifies that DuraGraft may be sold in the European Economic Area, or EEA, and DuraGraft has therefore been assessed as meeting EEA safety, health, and environmental protection requirements. We will continue marketing efforts in Europe and in other countries that accept CE marking. In addition, we intend to fully develop and market DuraGraft in the U.S. for fat grafting procedures in plastic surgery procedures.

In 2023, we also intend to continue the advancement of our MATLOC CKD point-of-care device, mainly through the development of our lab-on-chip technology under a Sponsored Research Agreement, or SRA. An SRA is an agreement (which may be classified as a grant, contract or cooperative agreement) under which one party (the “Sponsor”) provides funding to a second party to support the performance of a specified research project or related activity. The Sponsor may be a foundation, government agency, for-profit entity, research institute, or another university.

As we achieve FDA approvals, which we anticipate but cannot guarantee, we intend to prioritize the commercialization of our DuraGraft, MATLOC and Krillase platform products through multiple distribution and marketing channels in the U.S. We expect that once we enter the commercialization phase, we will be able to rapidly generate revenue growth. Additionally, in the near term we expect to generate revenue from the sale of DuraGraft through the expansion of our international marketing efforts by our distribution partners.

On February 14, 2022, Marizyme filed the initial registration statement on Form S-1 relating to the Company’s proposed public offering. As of March 24, 2023, the Securities and Exchange Commission (the “SEC”) had not declared the registration statement effective, the final prospectus had not been filed, and the common stock had not been approved for listing on the Nasdaq Capital Market. The offering is contingent upon the listing of our securities on the Nasdaq Capital Market. There is no guarantee or assurance that our securities will be approved for listing on the Nasdaq Capital Market. Any proceeds from the offering will be used by the Company (i) to develop its DuraGraft, MATLOC, and Krillase platforms; (ii) to commercialize and produce its products, (iii) repayment of indebtedness used for working capital consisting of principal and accrued interest outstanding under a Promissory Note issued to Hexin Global Ltd. (“Hexin”) on December 28, 2022 for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023 (the “December 2022 Promissory Note”) and an Unsecured Subordinated Convertible Promissory Note issued to Walleye Opportunities Master Fund Ltd (“Walleye”) on February 6, 2023 for the principal amount of $1,000,000, bearing no interest, due May 7, 2023, which principal amount will increase to $1,250,000 if not repaid by such date (the “February 2023 Promissory Note”), and (iv) for general working capital and other corporate purposes. As of March 24, 2023, management anticipates, but cannot guarantee, that the offering will close in the second quarter of 2023.

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

In September 2018, we acquired the Krillase platform from ACB Holding AB; in July 2020, we acquired from Somahlution LLC and its related companies, which we refer to together as Somahlution, all of the assets of Somahlution (the “Somahlution Assets”), including DuraGraft; and in December 2021, we acquired My Health Logic from Health Logic Interactive Inc. (“HLII”). In connection with our My Health Logic acquisition, David Barthel, former chief executive officer of HLII and My Health Logic, became our Chief Executive Officer and a member of our board of directors; George Kovalyov, previously the chief operating officer and a director of HLII, became our Chief Financial Officer and Treasurer; and Harrison Ross, previously the Chief Financial Officer of HLII, became our Vice President of Finance.

Our Products

DuraGraft®

Through our acquisition of the Somahlution Assets in July 2020, we acquired key intellectual products based on a patent protected cytoprotective platform technology designed to reduce ischemic injury to organs and tissues in grafting and transplantation surgeries. These assets include DuraGraft, a single-use intraoperative vascular graft treatment, that is able to protect endothelial cells from ischemic damage and reperfusion injury, and reduce complications associated with vein graft failure, or VGF, post-CABG procedures, thereby reducing major adverse cardiac events such as repeat revascularization and myocardial infarction, reducing incidence and complications of graft failure, and improving clinical outcomes.

DuraGraft is an endothelial damage inhibitor, or EDI, indicated for cardiac bypass, peripheral bypass, and other vascular surgeries. It carries CE marking and is approved for marketing in 34 countries outside the United States on three continents, including all countries in the European Union such as Spain, Austria, Ireland, and Germany, as well as countries outside the European Union such as Turkey, Switzerland, Chile, and the Philippines. Somahlution had also been focused on developing products to mitigate the effects of ischemia reperfusion injury in other grafting and transplantation surgeries and other indications in which ischemic injury can cause disease. Now, under our ownership, multiple products derived from the cytoprotective platform technology for several indications are under various stages of development.

The chart below displays the problems DuraGraft has been designed to address and the solutions it can provide.

Problems:

Endothelial damage; Vein Graft Disease; Vein Graft Failure

●      Intraoperative graft damage in is a principal cause of VGF.

The durability and patency of vein grafts are significantly compromised by vein graft disease, or VGD:

◌   VGD process begins with endothelial damage that occurs during the grafting surgery itself.

◌   VGD encompasses the pathophysiological changes that occur in vein grafts following their use in surgical grafting.

●     Endothelial damage, manifested within minutes as pro-inflammatory and pro- thrombogenic changes within the graft, leads to VGD and VGF.

●     As VGD progresses, vein grafts lose their ability to adapt to the environment, leading to:

◌    thrombus formation,

◌    intimal hyperplasia, or

◌    atherosclerosis.

●     These may result in:

◌    graft stenosis,

◌    occlusion,

◌    loss of graft patency, or

◌    Ischemic Reperfusion Injury (IRI), i.e., tissue damage caused when blood supply returns to tissue (re- + perfusion) after a period of ischemia or lack of oxygen.

●    VGD that progresses to VGF may result in myocardial infarction and the need for repeat revascularization. The success rate of revascularization or re-intervention of a failed graft is very poor. Therefore, addressing early VGD in the primary graft is crucial.

Solutions:

DuraGraft is designed to reduce graft failure

■ DuraGraft is a single-use intraoperative vascular graft treatment that maintains endothelial cell function and structure, reducing the incidence and complications associated with graft failure, thereby improving clinical outcomes.

■ DuraGraft improves clinical outcomes by providing a pH balanced and buffered environment which protects against intraoperative ischemic reperfusion injury (IRI).

■ DuraGraft is:

◌ pH balanced, unlike Heparinized saline and autologous blood, which are not pH-balanced;

◌ ionically balanced, which is critical in maintaining cell osmolarity and membrane integrity; and

◌ formulated to support the viability and health of the graft post-grafting by including L-Arginine to support synthesis of nitric oxide during the ischemic period.

■ DuraGraft also protects against the two main causes of IRI – oxidative damage and metabolic stress – by:

◌ having two stabilized potent antioxidants (glutathione and ascorbic acid) that neutralize the reactive oxygen species, which cause oxidative damage during ischemia; and

◌ containing components (glucose and high energy phosphates) that support anaerobic metabolism during ischemia, thereby reducing the generation of metabolic stress lesions.

■ DuraGraft is proven to reduce clinical complications (MI, Repeat Revascularization, and MACE) associated with VGF, with statistical significance.

■ DuraGraft is approved for marketing in 34 countries, not including the U.S., for maintaining free arterial and venous vascular grafts.

According to market analysis reports, the size of the coronary artery bypass graft (CABG) procedures market globally was approximately $16.7 billion as of 2020 (Expert Markets Research, 2020). This market is forecast to increase at a compound annual growth rate (CAGR) of 2.5% between 2021 and 2026 (Expert Markets Research, 2020). Globally, it is estimated that approximately 800,000 CABG procedures are performed each year (Grand View Research, March 2017), with procedures performed in the U.S. being a substantial percentage of the total global procedures performed. In the U.S., it is estimated that approximately 340,000 CABG surgeries are performed each year.

For 2023, our main business priority is receiving FDA approval of DuraGraft for CABG procedures through a De Novo classification request. We also plan to finalize the development of a DuraGraft powder formulation for fat grafting procedures for plastic surgeries in the U.S. It is reported that 22.4 million such surgeries take place annually in the U.S. (American Society of Plastic Surgeons, 2020). We expect our De Novo application will present a robust propensity score-based matched comparison of subjects who have undergone isolated CABG in Europe utilizing DuraGraft and whose data has been compiled in the DuraGraft Registry compared to a matched cohort drawn from the STS Registry receiving standard of care treatment. Propensity scores will be estimated based on a set of 23 characteristics all demonstrated to be independently associated with mortality up to one year after CABG surgery. We believe that this approach will (i) yield a valid and robust comparison of outcomes derived from the use of DuraGraft, as recorded in the DuraGraft Registry, and standard of care as represented by outcomes observed in the STS Registry, and (ii) lead to FDA approval for DuraGraft as an EDI.

In anticipation of the filing of the De Novo request for DuraGraft, we submitted a pre-submission document to the FDA in November 2021 that describes the strategy for demonstrating the clinical safety and efficacy of DuraGraft. We submitted the De Novo request to the FDA in January 2023.

Following the FDA approval of DuraGraft, which we anticipate but cannot guarantee, we intend to strive for rapid international revenue growth from sales of DuraGraft using multiple strategic partners and revenue channels. In the U.S. marketplace, we will seek to commercialize and develop additional applications including, but not limited to, fat grafting for plastic surgery. We intend to enter into a commercialization arrangement with a strategic partner who will be responsible for the marketing and sales of DuraGraft. In Europe and elsewhere, we will continue our DuraGraft marketing efforts relying on our DuraGraft CE marking and our distribution partners. The CE marking signifies that DuraGraft may be sold in the EEA and that DuraGraft has been assessed as meeting safety, health, and environmental protection requirements. We are currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Spain, Austria, Switzerland, Germany, Chile, and Turkey, among others. In all of our markets, we expect that we will market DuraGraft through multiple distribution partners with a focus on sales to cardiac surgeons and cardiologists. If we are not able to find appropriate strategic and distribution partners or our partners are unable to achieve our sales goals, we will have to build our own marketing and sales capabilities, which we expect would be time-consuming and costly.

In addition, we plan to finalize the development of a DuraGraft powder formulation for fat grafting procedures for plastic surgeries in the U.S. It is reported that 22.4 million such surgeries take place annually in the U.S. (American Society of Plastic Surgeons, 2020).

Marketing DuraGraft

Our DuraGraft commercialization plan using its CE marking and existing distribution partners in select European and Asian countries resumed in the second quarter of 2022, with a targeted approach based on market access, existing known opinion leaders, or KOLs, clinical data and revenue penetration. We will also begin, once we receive FDA approval, the process of developing the U.S. CABG market for DuraGraft with select clinical studies, the development of KOLs, the promotion of existing publications, digital marketing, and multiple sales channels.

Following the FDA approval of DuraGraft, which we anticipate but cannot guarantee, we intend to strive for rapid international revenue growth from sales of DuraGraft using multiple strategic partners and revenue channels. In the U.S. marketplace, we will seek to commercialize and develop additional applications including, but not limited to, fat grafting for plastic surgery. We intend to enter into a commercialization arrangement with a strategic partner who will be responsible for the marketing and sales of DuraGraft. In Europe and elsewhere, we will continue our DuraGraft marketing efforts relying on our DuraGraft CE marking and our distribution partners. The CE marking signifies that DuraGraft may be sold in the EEA and that DuraGraft has been assessed as meeting safety, health, and environmental protection requirements. We are currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Spain, Austria, Switzerland, Germany, Chile, and Turkey, among others. In all of our markets, we expect that we will market DuraGraft through multiple distribution partners with a focus on sales to cardiac surgeons and cardiologists. If we are not able to find appropriate strategic and distribution partners or our partners are unable to achieve our sales goals, we will have to build our own marketing and sales capabilities, which we expect would be time-consuming and costly.

MATLOC 1TM

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

Marizyme’s lab-on-chip technology is currently being developed for screening and diagnosis related to the three leading biomarkers for chronic kidney disease, a disease estimated to affect 37 million Americans - or one out of every seven people (National Kidney Foundation, 2019). If left untreated, many patients will advance to end stage renal disease (ESRD), often leading to kidney transplant, renal failure, or dialysis. Since 90% of those with CKD do not know they have it, the risk of progression in the disease is high and this creates massive burdens for CKD patients and healthcare systems (National Kidney Foundation, 2019). CKD and ESRD costs the U.S. public healthcare systems hundreds of billions of dollars a year. In 2018 Medicare alone spent $130 billion on CKD and ESRD-related costs (National Kidney Foundation, 2019). With the increase of diabetics and hypertension cases in the U.S., which make up roughly two-thirds of all CKD patients (National Kidney Foundation, 2022), CKD related healthcare costs are expected to increase significantly. Compounding this development is the fact that less than 50% of diabetic patients, the highest at-risk group, are annually screened or tested for CKD (Mayo Clinic Proceedings, 2021). This creates an unmet need for point-of-care technologies that facilitate CKD screening and diagnosis, which further facilitates earlier screening and diagnosis and detection to slow down or eliminate the CKD progression. By combining lab-on-chip technology with Marizyme’s MATLOC 1 device, it will be able to quantitatively read the two urine biomarkers, albumin and creatine, necessary for effective CKD screening at point-of-care with results available instantly on a patient’s smartphone.

* This illustration reflects management’s current expectations and is subject to substantial risks and uncertainties. See “Part I. Cautionary Note Regarding Forward-Looking Statements”.

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

Krillase®

Through an asset purchase agreement with ACB Holding AB in 2018, we acquired the Krillase technology, a protease therapeutic platform originally researched and evaluated in the European Union that has the potential for use in the treatment of chronic wounds and burns, and other clinical applications.

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

We are currently focused on developing a Krillase-based product for the dissolving of plaque and biofilms on teeth for use in the pet health dental market.

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

MAR-FG-001

We recently reinitiated the development of MAR-FG-001, our fat grafting technology. The Company intends to develop MAR-FG-001 for use during fat grafting procedures.

Fat grafting is a surgical process used in medical reconstructive and other plastic surgery procedures in which fat is transferred from one area of the body to another (known as “autologous fat grafting” or simply “fat grafting”) to correct a defect, replace injured tissue, or to make cosmetic enhancements.

Compared to standard solutions, we believe that MAR-FG-001 could better protect adipose tissue from ischemic and oxidative injury and increase adipocyte and stromal cell viability, which is key to improving retention of fat volume thereby improving patient outcomes following fat grafting procedures.

The global market for autologous fat grafting was estimated to be $699.96 million in 2021 and was projected to grow at a CAGR of 8.62% until 2028 (“Global Autologous Fat Grafting Market – Industry Trends and Forecast to 2028,” Data Bridge Market Research December 2020). Growing preference for the use of non-invasive aesthetic techniques in skin rejuvenation, more rapid recovery with lesser allergic risks and reduced downtime compared to other procedures are some of the factors contributing to increasing demand. The adoption rate for autologous fat grafting procedures in the United States was 2.2% of all augmentation and reconstruction procedures as of 2018, suggesting significant potential for growth of adoption of these procedures (“Autologous Fat Grafting Market Analysis By Product (Integrated Fat Transfer Systems, Aspiration and Harvesting Systems, Liposuction Systems, Fat Processing Systems, De-epithelialization Devices), By Application & Region - Global Market Insights 2021 to 2031,” Fact.MR, March 2022). With 22.4 million plastic surgeries performed annually in the United States (American Society of Plastic Surgeons, 2020), there is potential for widespread implementation of innovative fat grafting systems.

MAR-FG-001 is currently in development and not yet available for sale in any markets.

Our Competitive Strengths

We believe that the following competitive strengths will enable us to compete effectively:

●	Superior, first-in-class vascular graft treatment. Management believes that the DuraGraft platform provides a significant and substantial competitive advantage over current methods. Having received CE marking in Europe, DuraGraft is certified for marketing in Europe as an EDI. DuraGraft is a product that can minimize vein graft disease and vein graft failure, leading to significantly improved outcomes for patients undergoing CABG surgeries. Our peer-reviewed and published data has demonstrated DuraGraft’s superiority over “standard of care” vein or arterial graft wetting solutions such as saline, buffered solutions, and autologous patient blood in maintaining vascular endothelial cell structure and function. Unlike DuraGraft, these other wetting solutions do not protect against ischemic injury and reduce ischemic reperfusion injury. In addition, they are associated with certain solution tissue incompatibility issues. DuraGraft, with its indication in vascular surgeries, including, for example, in CABG and peripheral vascular surgeries, is the first product CE certified in Europe for marketing. Since receipt of its CE marking certification, we know of no other products that have undergone randomized clinical trials, regulatory review or carry CE marking for this indication.

●	Early detection at point-of-care. Through our MATLOC platform, we plan to provide the ability to quantitatively screen and diagnose for CKD at point-of-care. We believe that the platform’s lab-on-chip technology’s low threshold of detection and sensitivity will enable earlier screening and diagnosis of CKD while the point-of-care capabilities of our MATLOC device(s) will allow for testing outside of a lab setting. CKD usually does not show symptoms until the later stages of the disease, meaning early detection is essential to the prevention of end stage renal disease that often includes treatments such as kidney transplant or dialysis. These treatments are debilitating to patients and expensive to healthcare systems and providers. Also, since most of those patients at risk for CKD are not screening annually, by providing a test at point-of-care, the MATLOC platform can bridge that testing gap. Further, by digitally transferring the quantitative results from the diagnostic device to a patient’s smartphone, we create a system with immediate results able to be shared and tracked for effective management of the disease and empowerment of the patient.

●	Superior dental cleaning method. Our Krillase platform could provide a significant and substantial competitive advantage by achieving superior pet dental cleaning through the reduction of plaque and tartar build up.

Our Growth Strategies

We will strive to grow our business by pursuing the following key growth strategies:

●	Commercialize DuraGraft and related products. Continue (i) the distribution of DuraGraft, in Europe and other countries that accept the CE marking and (ii) the development, regulatory approval and commercialization of DuraGraft in the United States. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we submitted the De Novo request for DuraGraft to the FDA on January 3, 2023.

●	Commercialize MATLOC 1 and related products. Complete the integration of our Urine Albumin-to-Creatinine Ratio, or UACR, lab-on-chip technology with our point-of-care MATLOC 1 device for FDA approval and commercialization. MATLOC 1 is expected to be used as a screening device to test those at risk of CKD to slow the progression of the disease. Following our development of MATLOC 1, we intend to develop MATLOC 2, which will incorporate eGFR lab-on-chip technology and allow for a full quantitative CKD diagnosis at point-of-care.

●	Commercialize Krillase and related products. Begin to commercialize our Krillase platform through the development of (i) various Krillase-based products and (ii) potential strategic partnerships for these products.

●	Develop MAR-FG-001 fat grafting technology and products. Continue with the development of MAR-FG-001 to validate its protective abilities and its improvements to the retention of fat volume.

●	Acquire more life science assets. Expand our product portfolio through the identification and acquisition of additional life science assets.

The strategic plans described above will require capital. There can be no assurances that we will be able to raise the capital that we need to execute our plans or that capital, whether through securities offerings, either private or public, or other sources, will be available to us on acceptable terms, if at all. An inability to raise sufficient funds could cause us to scale back our development and growth plans or discontinue them altogether.

Impact of COVID-19 Pandemic

The Company has been impacted by the COVID-19 pandemic and related supply chain shortages and other economic conditions, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries were delayed as a result. During 2021 and the first two quarters of 2022, the impact of COVID-19 on the Company’s supply chain and its ability to produce DuraGraft inventory was a primary reason that we did not generate substantial revenue from sales of DuraGraft during 2021 and 2022. There can be no assurance that future supply chain and other problems due to COVID-19 outbreaks will not adversely impact our revenues.

In addition, the Company is dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill its orders is critical to the Company’s business success. The COVID-19 pandemic has impacted and may continue to impact certain of the Company’s manufacturers and suppliers. As a result, the Company has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect the Company’s business and financial results.

While it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, the continued spread of COVID-19 and variants of the virus, the rate of vaccinations regionally and globally and the measures taken by the government authorities, and any future epidemic disease outbreaks, could: Disrupt the supply chain and the manufacture or shipment of products and supplies for use by us in our research activities and by strategic partners for their distribution and sales activities; delay, limit or prevent us in our research activities and strategic partners in their distribution and sales activities; impede our negotiations with strategic partners; impede testing, monitoring, data collection and analysis and other related activities by us; interrupt or delay the operations of the FDA or other regulatory authorities, which may impact review and approval timelines for initiation of clinical trials or marketing; or impede the launch or commercialization of any approved products; any of which could delay our strategic partnership plans, increase our operating costs, and have a material adverse effect on our business, financial condition and results of operations.

For a further discussion of the potential impact of the COVID-19 pandemic on our business, please see “Item 1A. Risk Factors – Risks Related to Our Business – The COVID-19 pandemic has adversely impacted the Company’s supply chain and could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.”

Corporate Information

Our principal executive office is located at 555 Heritage Drive, Suite 205, Jupiter, Florida 33458 and our telephone number is (561) 935-9955. We maintain a website at www.marizyme.com. Information available on this website is not incorporated by reference in and is not deemed a part of this report. Our filings with the SEC are available for inspection through the SEC’s website at http://www.sec.gov.

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

As a result of the My Health Logic acquisition, we received the exclusive patent rights to all of My Health Logic’s intellectual property, including patents rights and trademarks relating to the MATLOC platform and products.

Upon the acquisition of the Krillase platform assets from ACB Holding AB, a Swedish corporation, we acquired patents and patent applications relating to the Krillase technology.

As of March 24, 2023, we own the following patents:

Product Type	Country/ Jurisdiction	Official No.	Status	Title
DuraGraft®	Argentina	AR098508 B1	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Australia	2014353199	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Austria	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Austria	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Austria	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Belgium	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Belgium	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS

DuraGraft®	Belgium	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Brazil	BR112016006512-3	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Canada	2923441	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	China	201480024203.2	Pending	FORMULATIONS CONTAINING POLY (0-2-HYDROXYETHYL) STARCH FOR INCREASING THE OXYGEN-CONTENT, STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	China	ZL201480061943.3	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Czechia	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Denmark	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Denmark	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Denmark	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	EPO	2938186	EP Granted	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	EPO	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	EPO	3027016	EP Granted	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	France	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	France	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	France	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Germany	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Germany	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Germany	602014048320.8	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION

DuraGraft®	India	5238/DELNP/2015	Pending	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	India	403699	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	India	201617013141	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Indonesia	P00201603372	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Ireland	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Ireland	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Israel	244834	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Italy	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Italy	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Italy	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Japan	2016-525916	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Jordan	334/2014	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Kuwait	159PA/2014	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Malaysia	MY-181282-A	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Mexico	371723	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Mexico	378411	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Netherlands	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Netherlands	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS

DuraGraft®	Netherlands	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	New Zealand	718991	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Norway	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Norway	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Norway	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Philippines	1-2016-500909	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Republic of Korea	2428676	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Republic of Korea	2022-7026130	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Singapore	10201709595W	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Singapore	10202204548W	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Singapore	11201604002V	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	South Africa	2015/04103	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	South Africa	2015/04284	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	South Africa	2016/02253	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Spain	ES2724238	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Spain	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Spain	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Sri Lanka	18739	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION

DuraGraft®	Sweden	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Sweden	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Sweden	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Switzerland	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	Switzerland	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Switzerland	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Taiwan	TW103115212	Pending	FORMULATIONS CONTAINING POLY (0-2-HYDROXYETHYL) STARCH FOR INCREASING THE OXYGEN-CONTENT, STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Taiwan	TW103114889	Pending	FORMULATIONS FOR INCREASING THE OXYGEN-CONTENT, STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Taiwan	I540961	Registered	SOLUTIONS FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Taiwan	I524843	Registered	SOLUTIONS FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Taiwan	103140510	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN AND TISSUE PRESERVATION SOLUTION
DuraGraft®	Thailand	1601002666	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Turkey	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	Turkey	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	United Kingdom	2938186	Registered	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	United Kingdom	2938187	Registered	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	United Kingdom	3027016	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	United States	14/654168	Petition to Revive pending	ORGAN AND TISSUE PRESERVATION FORMULATIONS WITH INCREASED STABILITY AND SHELF LIFE
DuraGraft®	United States	14/654170	Pending	SOLUTION FOR PRESERVING VASCULAR CONDUITS
DuraGraft®	United States	63/285386	Pending	METHOD OF PROVIDING POSTOPERATIVE PROTECTION IN PATIENTS UNDERGOING CORONARY ARTERY BYPASS GRAFT SURGERY
DuraGraft®	United States	17/684,495	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	United States	11,291,201	Registered	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	United States	63/331,777	Pending	POWDER FORMULATIONS AND USE THEREOF IN MEDICAL AND/OR SURGICAL PROCEDURES
DuraGraft®	United States	63/333,122	Pending	FORMULATION FOR PRESERVATION OF VEINOUS AND ARTERIAL GRAFTS IN DIABETIC PATIENTS
DuraGraft®	United States	63/333,123	Pending	FORMULATION FOR INHIBITION OF ENDOTHELIAL DAMAGE
DuraGraft®	United States	63/333,505	Pending	FORMULATION FOR PRESERVING TISSUES OR ORGANS IN PATIENTS WITH AND WITHOUT LEFT MAIN DISEASE UNDERGOING ISOLATED CABG
DuraGraft®	United States	63/333,510	Pending	FORMULATION FO RMYOCARDIAL PROTECTION DURING GRAFTING
DuraGraft®	United States	63/333,514	Pending	FORMULATION FOR STORING VEIN GRAFTS
DuraGraft®	United States	63/342,370	Pending	USE OF CYTOPROTECTANT FORMULATIONS IN CELL OR TISSUE TRANSPORT AND/OR STORAGE
DuraGraft®	United States	63/401,486	Pending	ANTIOXIDANT-CONTAINING EYE DROP FORMULATIONS AND METHODS OF TREATMENT USING SAME

DuraGraft®	Vietnam	1-2016-01625	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
DuraGraft®	Vietnam	1-2022-04720	Pending	SOLUTIONS FOR INCREASING THE STABILITY AND SHELF LIFE OF AN ORGAN TISSUE PRESERVATION SOLUTION
Krillase®	Australia	2019292557	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	Brazil	BR1120210048090	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	Canada	3110779	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	China	201980057015.2	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	Costa Rica	2021-0059	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES

Krillase®	EAPO	202190494	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	EPO	07865205.4	Pending	A CONTROLLED RELEASE ENZYMATIC COMPOSITION AND METHODS OF USE
Krillase®	EPO	21217552.5	Pending	A CONTROLLED RELEASE ENZYMATIC COMPOSITION AND METHODS OF USE
Krillase®	EPO	13712728.8	Pending	MIXTURE OF ENZYMES FROM ANTARCTIC KRILL FOR USE IN THE REMOVAL OF A BIOFILM
Krillase®	EPO	19824845.2	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	Hong Kong	62021038660.8	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	Indonesia	P00202102501	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	Japan	2021-517700	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	South Africa	2021/00693	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Krillase®	United States	16/457291	Pending	PHARMACEUTICAL COMPOSITIONS AND METHODS FOR THE TREATMENT OF THROMBOSIS AND DELIVERY BY MEDICAL DEVICES
Somaceutica	United States	17/261929	Pending	DERMATOLOGICAL COMPOSITIONS FOR PROVIDING NUTRIENTS TO SKIN AND METHODS THEREOF

As of March 24, 2023, we are the licensee of the following patents  :

Product Type	Country/ Jurisdiction	Official No.	Status	Title	Owner/Licensee
MATLOC™	EPO	19867662.9	Pending	A PASSIVE MIXING MICROFLUIDIC URINARY ALBUMIN CHIP (UAL-CHIP) FOR CHRONIC KIDNEY DISEASE ASSESSMENT	Owned by University of Manitoba. Marizyme is an exclusive licensee.
MATLOC™	Canada	3,108,813	Pending	A PASSIVE MIXING MICROFLUIDIC URINARY ALBUMIN CHIP (UAL-CHIP) FOR CHRONIC KIDNEY DISEASE ASSESSMENT	Owned by University of Manitoba. Marizyme is an exclusive licensee.
MATLOC™	United States	17/266,217	Pending	A PASSIVE MIXING MICROFLUIDIC URINARY ALBUMIN CHIP (UAL-CHIP) FOR CHRONIC KIDNEY DISEASE ASSESSMENT	Owned by University of Manitoba. Marizyme is an exclusive licensee.
MATLOC™	EPO	19852466.2	Pending	METHOD FOR DEVELOPMENT OF MICROFLUIDIC ASSAY DEVICE PROTOTYPE	Owned by University of Manitoba. Marizyme is exercising its option for exclusive license.
MATLOC™	Canada	3108991	Pending	METHOD FOR DEVELOPMENT OF MICROFLUIDIC ASSAY DEVICE PROTOTYPE	Owned by University of Manitoba. Marizyme is exercising its option for exclusive license.
MATLOC™	United States	17/266204	Pending	METHOD FOR DEVELOPMENT OF MICROFLUIDIC ASSAY DEVICE PROTOTYPE	Owned by University of Manitoba. Marizyme is exercising its option for exclusive license.
MATLOC™	United States	63/333,054	Pending	MICROFLUIDIC URINE ALBUMIN/CREATININE CHIP (uARC-CHIP) FOR CHRONIC KIDNEY DISEASE EVALUATION	Owned by University of Manitoba. Marizyme is an exclusive licensee.
MATLOC™	United States	63/322,958	Pending	PAPER-BASED MICROFLUIDIC CHIP FOR MEASUREMENT OF CYSTATIN C IN PLASMA AND SERUM (CYS-C PAPER CHIP)	Owned by University of Manitoba. Marizyme is an exclusive licensee.

Trademarks

As of March 24, 2023, we own the following trademarks:

Application No.	Registration No.	Country/ Jurisdiction	Case Status	Title
97/401623		United States	Pending	CYTOPRO
3408723	2852586	Argentina	Registered	DURAGRAFT
186456	186456	Bangladesh	Registered	DURAGRAFT
5285-2015	164842C	Bolivia	Registered	DURAGRAFT
909398577	909398577	Brazil	Registered	DURAGRAFT
47145	47145	Brunei Darussalam	Registered	DURAGRAFT
1662655	TMA969008	Canada	Registered	DURAGRAFT
1156204	1185551	Chile	Registered	DURAGRAFT
2015-11331	265653	Costa Rica	Registered	DURAGRAFT
2015-32539	227843	Dominican Republic	Registered	DURAGRAFT
2015-21165	IEPI/2017/TI/2587	Ecuador	Registered	DURAGRAFT
2015004632	212663	Guatemala	Registered	DURAGRAFT
303632968	303632968	Hong Kong	Registered	DURAGRAFT
D002015022001	IDM000591043	Indonesia	Registered	DURAGRAFT
JO/T/1/120445	140912	Jordan	Registered	DURAGRAFT
169368	169368	Kuwait	Registered	DURAGRAFT
A0040426	1197989	Madrid Protocol (TM)	Registered	DURAGRAFT
2015058165	2015058165	Malaysia	Registered	DURAGRAFT
2015-001717	2015111637	Nicaragua	Registered	DURAGRAFT
389755	389755	Pakistan	Registered	DURAGRAFT
240938	240938	Panama	Registered	DURAGRAFT
1567034	428472	Paraguay	Registered	DURAGRAFT
619456	227503	Peru	Registered	DURAGRAFT
2015/13465	2015/13465	South Africa	Registered	DURAGRAFT
198823	198823	Sri Lanka	Registered	DURAGRAFT
AE246475	246475	United Arab Emirates	Registered	DURAGRAFT
469705	469705	Uruguay	Registered	DURAGRAFT
97/271792		United States	Pending	DURAGRAFT
1197989	UK00801197989	United Kingdom	Registered	DURAGRAFT
1197989	1197989	African IPO	Registered	DURAGRAFT
	1616525	Australia	Registered	DURAGRAFT
1197989	1197989	Belarus	Registered	DURAGRAFT
15099005	534078	Colombia	Registered	DURAGRAFT
CMA11197989	CMA11197989	Cuba	Registered	DURAGRAFT
1197989	1197989	Egypt	Registered	DURAGRAFT
	1197989	European Union	Registered	DURAGRAFT
1197989	1197989	Finland	Pending	DURAGRAFT
V0095738	V0095738	Iceland	Registered	DURAGRAFT
	2728894	India	Registered	DURAGRAFT
264333	264333	Israel	Registered	DURAGRAFT
2014-353219	1197989	Japan	Registered	DURAGRAFT
	1197989	Kazakhstan	Registered	DURAGRAFT
1197989	1197989	Kenya	Registered	DURAGRAFT
1197989	1197989	Kyrgyzstan	Registered	DURAGRAFT
1197989	1197989	Liechtenstein	Registered	DURAGRAFT
1197989	1197989	Morocco	Registered	DURAGRAFT
	995906	New Zealand	Registered	DURAGRAFT
	1197989	Norway	Registered	DURAGRAFT
1197989	1197989	Oman	Registered	DURAGRAFT
1197989	1197989	Philippines	Registered	DURAGRAFT
1197989	1197989	Republic of Korea	Registered	DURAGRAFT
	1197989	Russian Federation	Registered	DURAGRAFT
	T1405531A	Singapore	Registered	DURAGRAFT
1197989	1197989	Switzerland	Registered	DURAGRAFT
1197989	1197989	Tunisia	Registered	DURAGRAFT
2014/35608	1197989	Turkey	Registered	DURAGRAFT
1197989	1197989	Ukraine	Registered	DURAGRAFT
1197989	1197989	Uzbekistan	Registered	DURAGRAFT
1197989	1197989	Vietnam	Registered	DURAGRAFT
1571411	1571411	Australia	Registered	GALA
840635028	840635028	Brazil	Registered	GALA

13200353	13200353	China	Registered	GALA
011866902	011866902	European Union	Registered	GALA
258906	258906	Israel	Registered	GALA
981751	981751	New Zealand	Registered	GALA
2013/101481	2013 101481	Turkey	Registered	GALA
011866902	UK00911866902	United Kingdom	Registered	GALA
T1314119B	T1314119B	Singapore	Registered	GALA
2013-070195	5645334	Japan	Registered	GALA
	690472	Madrid Protocol (TM)	Registered	KRILLASE
1994/09732	302346	Sweden	Registered	KRILLASE
	690472	Finland	Registered	KRILLASE
	690472	France	Registered	KRILLASE
	690472	Germany	Registered	KRILLASE
	690472	Norway	Registered	KRILLASE
	690472	Portugal	Registered	KRILLASE
	690472	Spain	Registered	KRILLASE
	WO0000000690472	United Kingdom	Registered	KRILLASE
97/332349		United States	Pending	KRILLASE
97/332345		United States	Pending	MARIZYME
90/460461		United States	Allowed	MATLOC
166845		Canada	Pending	MATLOC
166845		European Union	Pending	MATLOC
166845		United Kingdom	Pending	MATLOC
A0070668	1379788	Madrid Protocol (TM)	Registered	SOMACEUTICA
1863383	TMA1084929	Canada	Registered	SOMACEUTICA
	1379788	European Union	Registered	SOMACEUTICA
3713217	1379788	India	Registered	SOMACEUTICA
2017-366542	1379788	Japan	Registered	SOMACEUTICA
	1379788	Liechtenstein	Registered	SOMACEUTICA
	1379788	Norway	Registered	SOMACEUTICA
1379788	UK00801379788	United Kingdom	Registered	SOMACEUTICA
47144	47144	Brunei Darussalam	Registered	SOMAHLUTION
304532067	304532067	Hong Kong	Registered	SOMAHLUTION
JO/T/1/142669	160029	Jordan	Registered	SOMAHLUTION
2018-4350		Kuwait	Pending	SOMAHLUTION
A0043179	1218320	Madrid Protocol (TM)	Registered	SOMAHLUTION
2015067387	2015067387	Malaysia	Registered	SOMAHLUTION
86/248574	5027533	United States	Registered	SOMAHLUTION
1218320	UK00801218320	United Kingdom	Registered	SOMAHLUTION
	1651327	Australia	Registered	SOMAHLUTION
86248574	1218320	China	Registered	SOMAHLUTION
	1218320	Egypt	Registered	SOMAHLUTION
	1218320	European Union	Registered	SOMAHLUTION
	1218320	Iceland	Registered	SOMAHLUTION
2859336	1218320	India	Registered	SOMAHLUTION
	1218320	Iran	Registered	SOMAHLUTION
268806	268806	Israel	Registered	SOMAHLUTION
	1218320	Japan	Registered	SOMAHLUTION
	1218320	Liechtenstein	Registered	SOMAHLUTION
1538097	1544539	Mexico	Registered	SOMAHLUTION
	1006640	New Zealand	Registered	SOMAHLUTION
	1218320	Norway	Registered	SOMAHLUTION
	1218320	Russian Federation	Registered	SOMAHLUTION
	T1416296G	Singapore	Registered	SOMAHLUTION
	1218320	Switzerland	Registered	SOMAHLUTION
2014/84799	2014/84799	Turkey	Registered	SOMAHLUTION

Other Intellectual Property

We own the internet domain names www.marizyme.com and www.somahlution.com, which are our primary operating websites. We own additional websites which are reserved for future operations. The information contained in our websites is not incorporated by reference in this report.

We generally control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright laws. In this regard, we have signed confidentiality agreements with all of our current and former employees and consultants. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, the laws of some foreign countries in which we sold products do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad were adequate or that competition will not independently develop similar technology.

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

We expect that DuraGraft will be marketed to the international market by capitalizing its CE marking, through the use of distribution partners focusing on cardiac surgeons and cardiologists. We expect DuraGraft’s marketing and sales will focus on uses for the harvesting and grafting interval of vascular surgery as a treatment to maintain structural and functional integrity of vascular conduits. Upon receiving FDA approval, which we anticipate but cannot guarantee, we expect MATLOC 1 will be marketed and sold through an experienced medical device distribution partner network with a focus on nephrologists in hospitals, ambulatory surgery centers and private practices to better assess patients and slow the progression of the disease. We initially expect to commercialize and distribute Krillase primarily by initiating partnerships with large and small retailers who make up the majority of the pet health treat industry. For all three technology platforms, the Company will employ an active digital and social marketing campaign. In the United States, we intend to enter into a commercialization arrangement with a strategic partner who will be responsible for the marketing and sales of DuraGraft in the U.S. If we are not able to find an appropriate strategic partner, we will have to build our own marketing and sales capabilities at a significant cost to us.

Seasonality and Cyclicality

Our operating results and operating cash flows have not been subject to significant seasonal variations. We do not expect this  pattern to change in the near term.

Employees

As of March 24, 2023, the Company had 13 full-time employees and two full-time consultants.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States, Europe or Asia other than laws or regulations applicable to U.S. publicly-traded companies in general. However, see “Item 1A. Risk Factors – Risks Related to Government Regulation – Climate change and increased focus by governments, stockholders and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.” for discussion of material related risks. While we believe that our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products, which could have a material adverse effect on our results of operations.

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

FDA Approval of Medical Devices

The results of the pre-clinical studies and engineering testing, together with detailed information relating to the product’s composition, manufacture, quality controls and proposed labeling, among other things, and assuming successful completion of clinical testing (if required) are submitted to the FDA as part of a market approval application, requesting clearance to market the product for one or more indications. In most cases, the submission of a market approval application is subject to a substantial application user fee. Under the Medical Device User Fee Act (“MDUFA”), guidelines that are currently in effect are dependent on type of submission, and typically the FDA has a goal that ranges between 100 – 300 days from the date of “filing” of a standard market approval application for the substantive review. This total review typically takes longer from the date of submission because the FDA has approximately 15 days to make a “filing” decision. Additionally, if during the filing decision or the substantive review the FDA determines a sponsor must provide additional information (AI), the sponsor has 180 days to provide requested information and during such time, the FDA review clock is halted.

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

U.S. Post-Approval Requirements for Medical Devices

Medical device products manufactured or distributed pursuant to FDA clearance are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

U.S. Medical Regulatory Matters Relating to Medical Devices

Manufacturing, sales, promotion and other activities of medical devices following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments and governmental agencies.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, the ACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

The Company may also be subject to data privacy and security regulation by both the federal government and the states in which the Company conducts its business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule, published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. In the European Union (“EU”), similar privacy requirements have been implemented under EU Law General Data Protection Regulation (GDPR 2016/679). These requirements include provisions related to the processing of personal data of individuals within the EEA and also addresses the transfer of personal data outside the EU and EEA areas.

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

U.S. Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, the California Privacy Rights Act, Australia’s Privacy Act 1988, as amended, and the General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Effective January 1, 2023, we also became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we will also become subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Foreign Government Regulation

In order to market the Company’s products in the EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions (e.g., in Europe, the United Kingdom and Switzerland), a sponsor must obtain separate regulatory approvals. For example, in the EEA, medical device products can only be commercialized after obtaining a Marketing Authorization, or MA. As of May 26, 2021, new Marketing Authorizations in the EU must meet the requirements of Regulation (EU) 2017/745. The activities associated with MA approval are conducted by authorized Notified Bodies (NB) on behalf of the EU competent authorities. Before granting the MA, the NB makes an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. In order to make this determination, a sponsor must submit an application for approval.

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

On January 28, 2022, the Company filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, case number 50-2022-CA-000859-XXX-MB, against Amy Chandler (the “Chandler Complaint”). The Chandler Complaint sought damages for breach of fiduciary duty, breach of contract, negligence, conversion, and civil theft. The Chandler Complaint alleged that, prior to her resignation in September 2021, Ms. Chandler intentionally and recklessly took actions to cancel the CE certificate required by European Union regulations in order for Marizyme and its subsidiary, Somahlution, Inc., to ship and distribute certain products to/within the European Union. The Chandler Complaint also alleged that Ms. Chandler disregarded her fiduciary duty to Marizyme and responsibilities as the top regulatory and compliance official of Marizyme. As a result, the Chandler Complaint alleged that Ms. Chandler’s actions caused significant disruption and damage to Marizyme’s business, including, but not limited to, financial damages and damage to Marizyme’s reputation and business relationships. The Chandler Complaint further alleged that prior to her last day, Ms. Chandler stole confidential, proprietary files governing Marizyme’s quality management system, which related to internal business operations, and that Marizyme incurred significant costs to recreate these files. The Chandler Complaint alleged damages in excess of thirty thousand dollars ($30,000), exclusive of interest, attorneys’ fees, and costs.

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

On March 18, 2022, the Company filed a Motion to Dismiss Ms. Chandler’s Counterclaim with the Florida Circuit Court (the “Motion to Dismiss”). The Motion to Dismiss stated that Ms. Chandler’s Counterclaim for defamation per se should be dismissed with prejudice. On July 13, 2022, the court ruled that the counterclaim of defamation was dismissed with prejudice. Ms. Chandler’s deposition was taken on September 21, 2022. On November 21, 2022, the Company filed a notice of voluntary dismissal without prejudice of its complaint and the case was dismissed.

Although we obtained a CE certificate to market DuraGraft in the European Union under the Company’s name in May 2021, prior to the cancellation of the CE certificate to market DuraGraft in the European Union under the name of our subsidiary, we were not able to make the necessary labeling changes which were required to reinitiate the marketing and distribution of DuraGraft products under the Company’s name until June 2022, due primarily to supply chain and production interruptions resulting from the COVID-19 pandemic.   As a result of having to restore our quality management system and relabel DuraGraft, we were compelled to hire, at significant cost, two full-time quality consultants in November 2021. Fulfillment of orders of our DuraGraft product was delayed for more than nine months during the relabeling process. We believe that at least some of our distributors may have lost trust in our ability to deliver DuraGraft as a result. Although no orders have been cancelled, we suffered delayed and lost revenue until the relabeling process could be completed. Since June 2022, we have resumed shipments of correctly-labeled DuraGraft to our distributors, but may not have fully restored the trust of our distributors and recaptured market momentum.

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

We anticipate that we will incur continued losses for the foreseeable future. Moreover, our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

As of December 31, 2022 and 2021, we had an accumulated deficit of approximately $85.9 million and $47.8 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire, or license technologies, advance other medical devices into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily because of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

We have limited working capital.

The Company had negative working capital (current assets less current liabilities) of approximately $0.97 million as of December 31, 2022, compared to working capital of $1.3 million as of December 31, 2021. Any significant declines in our revenues could result in decreases in our working capital, which would reduce our cash balances. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to meet our obligations as they become due. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

We have a limited operational history.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our ongoing and proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must take into consideration the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

We will need to increase the size of our organization.

We are a small company with 13 full-time employees and two full-time consultants as of March 24, 2023. To execute our business plan, including the future conducting of clinical trials and the expected commercialization of our medical devices, we will need to expand our employee base for managerial, operational, financial, and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months, depending on the progress of our acquisition efforts and future planned business development and capital raising efforts, we plan to add additional employees to assist us with our development programs. Our future financial performance and our ability to commercialize our products and devices and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians, and scientists. The competition for qualified personnel in medical device field is intense. We will need to hire additional personnel as we expand our product development and commercial activities. While, generally, we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among medical device and other life science companies. In connection with the acquisition of My Health Logic, we engaged a new Chief Executive Officer, Chief Financial Officer and Vice President of Finance. If we are not able to retain these individuals in their current functions, we may not be able to execute our business plan and maximize our growth strategy, to the detriment of our business. Additionally, the Company does not carry key person life insurance. If we lose any key managers or employees or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our medical devices could be delayed or terminated, and our business may be harmed.

If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.

Our ability to generate sufficient cash flow from operations to fund our operations and product development efforts, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive, and business factors, many of which are outside of our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets, or raise equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition, and results of operations. For further information, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. Failing to raise the necessary additional capital could force us to delay, reduce, eliminate or abandon growth initiatives, development or commercialization of our technologies and products.

We are currently preparing to make a public offering of equity securities intended to raise sufficient net proceeds for us to fund our operating expenses and capital expenditure requirements through December 2023. Without giving effect to the anticipated net proceeds from the Company’s proposed public offering  , our existing capital resources will not be sufficient to meet our projected operating requirements beyond March 2023, and there will remain substantial doubt regarding our ability to continue as a going concern unless we receive substantial financing. We have estimated that the expected net proceeds from the Company’s proposed public offering may remove such doubt regarding our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We expect to significantly increase our spending to advance the development of our medical devices and launch and commercialize any medical devices for which we receive regulatory approval. This might include the possibility of building our own marketing and sales organizations to address certain markets if we fail to identify and engage third-party organizations that can perform these services for us. We will also require additional capital to fund our other operating expenses and capital expenditures. Our future capital requirements will depend on many factors, including:

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

In order to carry out our business plans and implement our strategy beyond 2023, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, additional public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our medical device or marketing territories. Our inability to raise capital when needed would harm our business, financial condition, and results of operations, and could cause the price of our common stock to decline or require that we wind down our operations altogether.

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

We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.

As part of the asset acquisition of ACB Holding AB, completed on September 12, 2018, Marizyme acquired all rights, titles, and interest in the Krillase technology, a group of intangible assets worth $28,600,000. The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase have not been amortized since the acquisition, as they have not yet been put into operation. At December 31, 2022, management determined that the carrying value of Krillase exceeded its recoverable amount. Impairment of $24,350,000 was recognized on these intangible assets for the year ended December 31, 2022.

Our consolidated balance sheet contains approximately $27.7 million of intangible assets and approximately $7.2 million in goodwill. The risk of failure to monetize intangible assets and goodwill is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals, availability of resources, and market acceptance. These intangible and goodwill assets may become impaired and be written off at some time in the future, which can have a material adverse effect on the financial statements.

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

The COVID-19 pandemic has adversely impacted the Company’s supply chain and could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.

The Company has been impacted by the COVID-19 pandemic and related supply chain shortages, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries were delayed as a result. During 2021 and 2022, the impact of COVID-19 on the Company’s supply chain and its ability to produce DuraGraft inventory was a primary reason that we did not generate substantial revenue from sales of DuraGraft during 2021 and the first two quarters of 2022. There can be no assurance that future supply chain problems due to COVID-19 outbreaks will not adversely impact our revenues.

In addition, the Company is dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill its orders is critical to the Company’s business success. The COVID-19 pandemic has impacted and may continue to impact certain of the Company’s manufacturers and suppliers, which could result in unavoidable delays and/or increases in our operating costs. If we are unable to obtain our devices in sufficient quantity and in a timely manner, the development and testing of our medical devices may be delayed or become infeasible, and regulatory approval or commercial launch of any of our medical devices may be delayed or not obtained. As a result, the Company has faced and may continue to face additional delays, costs or difficulty sourcing certain products, which could negatively affect the Company’s business and financial results.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”), and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our distribution partners, sponsors, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously-issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	inability to enter into credit facilities or other working capital resources;
●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the economy or financial services industry could lead to losses or defaults by our distribution partners, sponsors, vendors, or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a distribution partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any distribution partners, sponsor, vendor or supplier, or the failure of any distribution partner to make payments when due, or any breach or default by a distribution partner, sponsor, vendor, or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

Climate change impacts including supply chain disruptions, operational impacts, and geopolitical events may impact our business operations.

We source a large number of raw materials from third-party suppliers globally. These products include both natural and synthetic materials derived from plants, animal products, and organic and petroleum-based raw materials. Disruptions to the global supply chain due to climate-related impacts or geopolitical events are possible and exist as external risk factors that the Company can respond to but not control. These events could limit the supply of key raw materials to the Company, or could have significant impacts to pricing. We work with multiple raw material suppliers to mitigate lack of availability from a single supplier, however in some cases products with limited numbers of suppliers may become difficult to obtain.

Some of our vendors have manufacturing operations in areas vulnerable to coastal storms which may increase in magnitude and impact due to climate change. Increasingly large and unprecedented weather events may pose a risk to business operations in vulnerable areas. Storms could cause business interruptions, incur additional restoration costs, and impact product availability and pricing.

Risks Related to Government Regulation

Any products we may develop may not be approved for sale in the U.S. or in any other country.

Neither we nor any future collaboration partner can commercialize any products we may develop in the U.S. or in any foreign country without first obtaining regulatory approval for the product from the FDA or comparable foreign regulatory authorities. The approval route in the U.S. for any products we may develop will be through a De Novo pathway. The approval process may take several years to complete, and approval may never be obtained. Before obtaining regulatory approvals for the commercial sale of any product we may develop in the U.S., we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned product is safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Any products we may develop may not achieve the required primary endpoint in the clinical trial and may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls for any products we may develop are adequate. Moreover, obtaining regulatory approval in one country for marketing of any products we may develop does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The ACA, among other things:

●	imposes a tax of 2.3% on the retail sales price of medical devices sold after December 31, 2012; and
●	could result in the imposition of injunctions.

While the U.S. Supreme Court upheld the constitutionality of most elements of the ACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. The 2.3% tax on sales of medical devices may be applicable to sales of one or more products we may develop. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect our business.

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

Further, changes in regulatory requirements and guidance may occur, both in the United States and in foreign countries, and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical study. In light of widely publicized events concerning the safety risk of certain drug and medical device products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential safety issues. These events have resulted in the recall and withdrawal of medical device products, revisions to product labeling that further limit use of products and establishment of risk management programs that may, for instance, restrict distribution of certain products or require safety surveillance or patient education. The increased attention to safety issues may result in a more cautious approach by the FDA or other regulatory authorities to clinical studies and the drug approval process. Data from clinical studies may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical studies before completion, or require longer or additional clinical studies that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The regulations that may affect our ability to operate include, without limitation:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

●	the U.S. Foreign Corrupt Practices Act, which prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business;

●	the federal False Claims Act, or FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities like us which provide coding and billing advice to customers;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal transparency requirements under the ACA requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

●	HIPAA, as amended by HITECH, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information, and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The ACA, among other things, amends the intent requirement of the U.S. federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

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

Climate change and increased focus by governments, stockholders and customers on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

Foreign, federal, state and local governments, as well as some of our vendors and customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and vendor and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or vendor, customer, or stockholder requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels, may have a material adverse effect on our business and operation. For example, if the vendors we contract with to produce and ship our products become subject to increasingly restrictive laws protecting the environment, including those relating to climate change, we expect that they would incur increased costs and may pass such costs on to us, which could have a material adverse effect on our business. If our customers or stockholders were to require us to use vendors that source, manufacture, or supply their products in accordance with certain sustainability standards, we expect that such standards would likewise force us to incur additional costs and we may fail to pass such additional costs on to our customers, which could also have a material adverse effect on our business.

In addition, on March 21, 2022, the SEC proposed new rules requiring a range of climate-related disclosure that would be applicable to all companies that are required to file annual reports or that file registration statements with the SEC, including the Company. The proposed climate-related disclosure framework is modeled in part on the Task Force on Climate Related Financial Disclosures’ recommendations, and also draws upon the Greenhouse Gas (“GHG”) Protocol (“GHG Protocol”). In particular, the proposed rules would require a registrant to disclose information about: The oversight and governance of climate-related risks by the registrant’s board and management; how any climate-related risks identified by the registrant have had or are likely to have a material impact on its business and consolidated financial statements, which may manifest over the short-, medium-, or long-term; how any identified climate-related risks have affected or are likely to affect the registrant’s strategy, business model, and outlook; the registrant’s processes for identifying, assessing, and managing climate-related risks and whether any such processes are integrated into the registrant’s overall risk management system or processes; the impact of climate-related events (severe weather events and other natural conditions as well as physical risks identified by the registrant) and transition activities (including transition risks identified by the registrant) on the line items of a registrant’s consolidated financial statements and related expenditures, and disclosure of financial estimates and assumptions impacted by such climate-related events and transition activities; “Scope 1” and “Scope 2” (as defined by the SEC’s proposed rule) GHG emissions metrics, separately disclosed, expressed both by disaggregated constituent greenhouse gases and in the aggregate, and in absolute and intensity terms; “Scope 3” (as defined by the SEC’s proposed rule) GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target or goal that includes its Scope 3 emissions; and the registrant’s climate-related targets or goals, and transition plan, if any. The proposed rules would be subject to certain accommodations and phase-in periods. For example, companies meeting the definition of “smaller reporting company” in Rule 12b-2 of the Exchange Act, which currently includes the Company (see below, “—We are a ‘smaller reporting company’ within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.” and “—As a ‘smaller reporting company,’ we may at some time in the future choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.”), would be exempt from the Scope 3 emissions disclosure requirement. The proposed rules would also require an attestation report provided by a third-party attestation service provider that satisfies a minimum level of attestation services for a company that meets the definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act, including: (1) limited assurance for Scopes 1 and 2 emissions disclosure that scales up to reasonable assurance after a specified transition period; (2) minimum qualifications and independence requirements for the attestation service provider; and (3) minimum requirements for the accompanying attestation report. A company that is not an “accelerated filer” or “large accelerated filer”, which currently includes the Company, would not be subject to this attestation requirement (see below “—As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.”).

Although we cannot predict the costs of implementation or any potential adverse impacts resulting from the proposed rule, the SEC estimated that compliance costs for a “smaller reporting company” in the first year of compliance would be $490,000 ($140,000 for internal costs and $350,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $420,000 ($120,000 for internal costs and $300,000 for outside professional costs). For non-“smaller reporting company” registrants, the costs in the first year of compliance were estimated to be $640,000 ($180,000 for internal costs and $460,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $530,000 ($150,000 for internal costs and $380,000 for outside professional costs). To the extent that this rule is finalized as proposed, we could therefore incur significant increased costs relating to the assessment and disclosure of climate-related matters.

These potential additional costs, forced changes in operations, or loss of revenues may have a material adverse effect on our business and operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have and may incur again substantial net operating losses (NOLs) during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of the Company’s proposed public offering or future transactions in our stock, then we may be limited in our ability to use our federal NOL carryforwards to offset our future taxable income, if any. In addition, the Tax Cuts and Jobs Act of 2017 imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks.

As of December 31, 2022, and 2021, the Company had federal NOL carryforwards of $41,733,000 and $34,971,000, respectively. As of December 31, 2022, and 2021, the Company also had Florida state NOL carryforwards of $18,117,000 and $11,354,000, respectively. Under current tax law, the federal and Florida state NOL carryforwards may be carried forward indefinitely. However, as discussed above, the Company’s NOL carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses, such as in the event of an “ownership change” as described above.

Risks Related to Ownership of Our Common Stock

Management identified material weaknesses in our internal controls, and failure to remediate them or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Our management determined that our disclosure controls and procedures and internal controls over financial reporting, or ICFR, were ineffective and reflected material weaknesses as of December 31, 2022 and in prior periods. The Company is currently working to remediate these material weaknesses. However, there is no assurance that any of these measures will be adequate in establishing effective disclosure controls and procedures and ICFR in future periods.

A “material weakness” is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to continue to take measures to remediate these deficiencies, such as providing additional training to our accounting staff in U.S. GAAP. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

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

If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; the company did not have annual revenues of less than $100 million and either no public float or a public float of less than $700 million; and, once the company determines that it does not qualify for “smaller reporting company” status because it exceeded one or more of the current thresholds for such status, is not eligible to regain “smaller reporting company” status under the test provided under paragraph (3)(iii)(B) of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

A non-accelerated filer is not required to file an auditor attestation report on internal control over financial reporting that is otherwise required under Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal control over financial reporting does not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

Our common stock is quoted on the OTCQB tier of OTC Markets Group, Inc. The OTCQB is a significantly more limited market than The Nasdaq Stock Market LLC, or Nasdaq. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We have applied to list our common stock on the Nasdaq Capital Market tier of Nasdaq. The closing of our proposed public offering is contingent upon the successful listing of our common stock on the Nasdaq Capital Market. There is no guarantee that Nasdaq, or any other exchange or quotation system, will permit our common stock to be listed and traded.

While we believe that we will meet all of the quantitative and qualitative listing standards of the Nasdaq Capital Market, subject to a successful completion of our proposed public offering, there is no assurance that we will be able to do so. Even if we do obtain a listing on the Nasdaq Capital Market, there can be no assurance that we will be able to maintain such listing in the future. As a result, investors may find it difficult to buy or sell or obtain accurate quotations for our common stock, and the liquidity of our common stock remain limited. These factors may have an adverse impact on the trading and price of our common stock.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market for our common stock does not develop or cannot be sustained, you may be unable to liquidate your investment in our securities. There is no established trading market for our units or warrants, the units have no stand-alone rights and will not be certificated or issued as stand-alone securities, and we do not expect a market for our warrants to develop. Without an active trading market, the liquidity of our warrants will be limited.

At present, there is minimal public trading in our common stock and our warrants are not publicly traded. We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on market price. In addition, there is no established trading market for our units or our warrants, and we do not expect one to develop or intend to apply for the listing of our units or warrants on any national securities exchange or other trading market. The units have no stand-alone rights and will not be certificated or issued as stand-alone securities. Without an active trading market, the liquidity of our warrants will be limited. We cannot give you any assurance that an active public trading market for our securities will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our securities.

Even if the Consolidated Reverse Stock Split currently achieves the requisite increase in the market price of our common stock for listing on the Nasdaq Capital Market, we cannot assure you that the market price of our common stock will remain high enough to comply with Nasdaq’s minimum bid price requirement.

In connection with our proposed public offering and uplisting of common stock to the Nasdaq Capital Market, we have effected the Consolidated Reverse Stock Split of our common stock at the ratio we believe necessary to allow us to obtain Nasdaq approval of our initial listing application to list our common stock on the Nasdaq Capital Market. Even if such Consolidated Reverse Stock Split achieves the requisite increase in the market price of our common stock for listing on the Nasdaq Capital Market, there can be no assurance that the market price of our common stock following such Consolidated Reverse Stock Split will remain at the level required for continuing compliance with such requirements. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the processing of such Consolidated Reverse Stock Split, the percentage decline may be greater than would occur in the absence of the Consolidated Reverse Stock Split. In any event, other factors unrelated to the number of outstanding shares of our common stock, such as negative financial or operational results, could adversely affect the market price of our common stock and warrants and thus jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement.

If we are unable to satisfy these requirements or standards, we would not be able to meet Nasdaq’s initial listing application requirements, which could cause us to terminate the Company’s proposed public offering. We can provide no assurance that any such action taken by us would allow our common stock to be listed on the Nasdaq Capital Market, stabilize the market price or improve the liquidity of our common stock, prevent the price of our common stock from dropping below Nasdaq’s minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

The Consolidated Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the Consolidated Reverse Stock Split given the reduced number of shares of our common stock that are outstanding following the Consolidated Reverse Stock Split, especially if the market price of our common stock does not increase as a result of the Consolidated Reverse Stock Split. In addition, the Consolidated Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares of common stock and greater difficulty effecting such sales.

Following the Consolidated Reverse Stock Split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Consolidated Reverse Stock Split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Substantial future sales of our securities, or the perception in the public markets that these sales may occur, may depress our stock price. Also, future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

Sales of substantial amounts of our common stock in the public market during and after our proposed public offering, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All of the shares of common stock to be sold in the Company’s proposed public offering will be freely tradable without restriction or further registration under the federal securities laws. The common stock or other securities sold in the proposed public offering may result in material dilution to existing stockholders, especially if the public offering price is lower than the price that existing stockholders paid for shares of common stock.

In addition, substantial amounts of outstanding shares of common stock or securities that may be converted into or exercised to purchase common stock, carry certain registration rights, and may become available for resale shortly after our proposed public offering pursuant to such registration rights or under an applicable exemption from the registration requirements of the Securities Act, and any applicable lock-up agreements expire or are waived, including: Shares issuable upon conversion of outstanding Convertible Notes (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Units Private Placement”); upon exercise of outstanding warrants; that are held by certain investors in a private placement of common stock; upon exercise of immediately-exercisable warrants to be issued to the holder of the December 2022 Promissory Note (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – Financing – December 2022 Promissory Note”) to purchase up to $1,500,000 of shares of common stock on the same terms as any warrants issued in our proposed public offering or other financing, whichever occurs first; and the February 2023 Warrant Shares (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – February 2023 Promissory Note”). Additional shares may become available for resale that are issuable upon exercise of vested options and under unvested options after such options vest, if, for example, we elect to file a registration statement on Form S-8 to register for resale shares issuable under the SIP. Many of these securities may be converted into or exercised to purchase shares of common stock at a price that is lower than the market price of our common stock at the time of conversion or exercise, and the shares issued upon conversion or exercise may be resold at a gain to the security holders. These sales could depress the trading price of our common stock and make it more difficult for stockholders to sell any shares of common stock at a gain or at all.

Resales of our common stock as resale restrictions end or pursuant to registration rights may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate as needed to raise necessary capital. We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Raising additional capital may adversely affect your rights as stockholders, restrict our operations or require us to relinquish rights to our technologies or medical devices.

We expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, and collaboration arrangements or acquisitions. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the interests of our stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development or acquisition of products.

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

We are a “smaller reporting company” within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we may provide only two years of financial statements; and we need not provide the table of selected financial data. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors, which could make it more difficult for our securityholders to sell their securities.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our common stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our securities, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause the prices of our securities to decline.

Our articles of incorporation, bylaws and Nevada law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are currently authorized to issue up to 25,000,000 shares of “blank check” preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No shares of our preferred stock are currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our securities, and therefore, reduce the value of our securities. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by current management.

Our articles of incorporation, bylaws or Nevada law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

●	the inability of our stockholders to call a special meeting;

●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

●	the right of our board to issue preferred stock without stockholder approval; and

●	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

Provisions of our articles of incorporation, bylaws or Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, our bylaws or Nevada law, as applicable, among other things, may provide our board of directors with the ability to alter our bylaws without stockholder approval, and provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

In addition, we are subject to Nevada’s Combination with Interested Stockholders Statute (Nevada Revised Statutes 78.411 – 78.444), which prohibits an interested stockholder from entering into a “combination” with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our board of directors. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market prices of our securities to decline.

We have elected out of Nevada’s Acquisition of Controlling Interest Statute (Nevada Revised Statutes 78.378 – 78.3793), which prohibits an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages. The election out of the Acquisition of Controlling Interest Statute can be reversed by an amendment to our bylaws by the stockholders or our board of directors, which would also have the effect of discouraging or delaying from acquiring or merging with us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

From the date of our acquisition of the Somahlution Assets in July 2020 through December 2020, we leased approximately 20,000 square feet in a building located at 225 Chimney Corner Lane, Jupiter, Florida 33458, which is owned by the Chairman of our board of directors and the former owner of Somahlution. On December 11, 2020, we entered into a five-and-a-half-year lease for approximately 10,300 square feet at 555 Heritage Drive, Jupiter, Florida 33458, which includes office and laboratory space. Our principal executive office is located at this Jupiter, Florida address. Effective April 1, 2022, the Company amended the lease agreement to add additional space for administrative office and laboratories. Under the amended lease, our office and laboratory space increased to 13,353 square feet. The monthly cost of total expanded lease space during 2022 was approximately $15,260 increasing to $15,641 in 2023 and will increase by 2.5% annually thereafter until the end of the term. As of April 1, 2022, monthly operating expenses for total expanded premises increased from approximately $12,000 to $17,500 per month. The lease term is currently scheduled to end on July 31, 2026.

For additional information, see Note 3, Leases, included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

DeVito Litigation

On June 7, 2022, Nicholas DeVito, a former Interim Chief Executive Officer and Interim Chief Financial Officer of the Company, filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437 (the “Florida Circuit Court”), against the Company (the “DeVito Complaint”). The DeVito Complaint claimed breach of contract, declaratory relief, specific performance, breach of an implied covenant of good faith and fair dealing, and unjust enrichment against the Company with respect to the Company’s alleged breach of the common stock issuance requirements of an Incentive Stock Option Agreement between Mr. DeVito and the Company, dated as of July 13, 2019 (the “DeVito ISO”). Under the DeVito ISO, on July 13, 2019, the Company granted an option to Mr. DeVito to purchase 33,333shares of common stock at $15.15 per share, subject to certain vesting terms. The DeVito ISO provided that it would terminate twelve (12) months after the end of Mr. DeVito’s “Continuous Service,” which was not defined by the DeVito ISO. On August 27, 2020, as part of a Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of that date (the “DeVito Release”), the Company agreed to immediately vest the unvested portion of the DeVito ISO such that the DeVito ISO became fully vested, to pay Mr. DeVito $20,000 to add in the transition during the month of September 2020, and that Mr. DeVito would retain all of his rights under the DeVito ISO. Under the DeVito Release, Mr. DeVito agreed to step down from his positions as Interim Chief Executive Officer and Interim Chief Financial Officer on September 1, 2020, to assist Marizyme with its transition to a new Chief Executive Officer and Chief Financial Officer for the month of September 2020, and effective as of September 1, 2020 would no longer act as an officer of Marizyme in any capacity. The DeVito Release also recited that the Company requested that Mr. DeVito be available for additional consulting going forward as the needs of the business dictate. The DeVito Release also provided for a general mutual release of claims by the Company and Mr. DeVito apart from continuing employment obligations and corporate officer indemnification obligations of Marizyme. The DeVito Complaint alleged that Mr. DeVito continued his role as an advisor and consultant to the Company. Due to the Company’s alleged nonperformance of Mr. DeVito’s exercise rights under the DeVito ISO, the DeVito Complaint sought declaratory relief, specific performance, direct and consequential damages in an unspecified amount of more than $30,001.00, damages prescribed by the DeVito ISO, reasonable attorney’s fees and costs, prejudgment interest, and such other relief as the court deems equitable. On July 21, 2022, the Company filed a motion to dismiss the claims of declaratory relief, specific performance, and breach of an implied covenant of good faith and fair dealing in the DeVito Complaint. On August 3, 2022, Mr. DeVito filed an amended complaint without a hearing (the “Amended DeVito Complaint”). The Amended DeVito Complaint includes two claims, for breach of contract and unjust enrichment, and otherwise realleges substantially all of the factual allegations of the DeVito Complaint. On August 26, 2022, the Company filed an Answer to the Amended DeVito Complaint denying substantially all of the allegations.

Under a Confidential Settlement Agreement, dated November 18, 2022 (the “DeVito Settlement Agreement”), the Company and Mr. DeVito agreed that Mr. DeVito would dismiss the DeVito Complaint. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito 60,000 “post-split” (giving effect to the First Reverse Stock Split and prior to the Second Reverse Stock Split, First Forward Stock Split, Second Forward Stock Split, and Consolidated Reverse Stock Split) shares to be delivered in paper certificate form within three (3) business days of the reverse split. The DeVito Settlement Agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 of the SEC. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 240,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the DeVito Release. Pursuant to the agreement, on January 4, 2023, the Company issued 240,000 shares of common stock to Mr. DeVito.

Chandler Litigation

On January 28, 2022, the Company filed a Complaint in the Florida Circuit Court, case number 50-2022-CA-000859-XXX-MB, against Amy Chandler (the “Chandler Complaint”). The Chandler Complaint sought damages for breach of fiduciary duty, breach of contract, negligence, conversion, and civil theft. The Chandler Complaint alleged that, prior to her resignation in September 2021, Ms. Chandler intentionally and recklessly took actions to cancel the CE certificate required by European Union regulations in order for Marizyme and its subsidiary, Somahlution, Inc., to ship and distribute certain products to/within the European Union. The Chandler Complaint also alleged that Ms. Chandler disregarded her fiduciary duty to Marizyme and responsibilities as the top regulatory and compliance official of Marizyme. As a result, the Chandler Complaint alleged that Ms. Chandler’s actions caused significant disruption and damage to Marizyme’s business, including, but not limited to, financial damages and damage to Marizyme’s reputation and business relationships. The Chandler Complaint further alleged that prior to her last day, Ms. Chandler stole confidential, proprietary files governing Marizyme’s quality management system, which related to internal business operations, and that Marizyme incurred significant costs to recreate these files. The Chandler Complaint alleged damages in excess of thirty thousand dollars ($30,000.00), exclusive of interest, attorneys’ fees, and costs.

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

On March 18, 2022, the Company filed a Motion to Dismiss Ms. Chandler’s Counterclaim with the Florida Circuit Court (the “Motion to Dismiss”). The Motion to Dismiss stated that Ms. Chandler’s Counterclaim for defamation per se should be dismissed with prejudice. On July 13, 2022, the court ruled that the counterclaim of defamation was dismissed with prejudice. Ms. Chandler’s deposition was taken on September 21, 2022. On November 21, 2022, the Company filed a notice of voluntary dismissal without prejudice of its complaint and the case was dismissed.

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

Holders of Common Stock

As of March 23, 2023, there were 40,768,191 shares of our common stock outstanding held by approximately 385 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year, except as disclosed below.

On January 24, 2022, we issued to Univest Securities, LLC (“Univest”) and Bradley Richmond, as a registered representative of Univest entitled to a portion of Univest’s compensation due to his employment terms and who also served as our former licensing and market advisor and former Acting Vice President of Finance, units which consisted of Convertible Notes in the aggregate principal amount of $300,000, convertible into 171,428 shares of common stock, plus additional shares based on accrued interest, and Class C Warrants (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Units Private Placement”) for the purchase of 342,846 shares of common stock at $2.25 per share. The units were issued in lieu of cash in exchange for services provided to us in connection with our acquisition of My Health Logic. Pursuant to the October 2022 Letter Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement”), each of Univest and Mr. Richmond agreed to forego their applicable rights to such securities issued to them in connection with the My Health Logic acquisition, as the Corporate Financing Department of FINRA (the “FINRA Staff”) subsequently determined that such securities constituted underwriting compensation in connection with the Company’s proposed public offering based on the FINRA Staff’s interpretation of FINRA Rule 5110.

On January 26, 2022, we granted Bradley Richmond a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.01 per share, and on February 14, 2022, granted the consultant an additional warrant to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.01 per share, in exchange for services. The former consultant fully exercised both of the warrants in March 2022. Pursuant to the October 2022 Letter Agreement, the consultant agreed to forego his rights to such shares of common stock in accordance with a determination of the FINRA Staff that such shares constituted underwriting compensation in connection with the Company’s proposed public offering based on the FINRA Staff’s interpretation of FINRA Rule 5110. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement” for related discussion.

On November 18, 2022, pursuant to the terms of the DeVito Settlement Agreement, the Company and Nicholas DeVito agreed that Mr. DeVito would dismiss the DeVito Complaint. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito 60,000 “post-split” shares to be delivered in paper certificate form within three (3) business days of the reverse split. The DeVito Settlement Agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 of the SEC. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 240,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the DeVito Release. Pursuant to the agreement, on January 4, 2023, the Company issued 240,000 split-adjusted shares of common stock to Mr. DeVito. The issuance of these shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

On December 28, 2022, the Company issued the December 2022 Promissory Note. Pursuant to the December 2022 Promissory Note, the Company agreed to issue warrants to purchase common stock equal to $1,500,000 with the same terms as any warrants issued in the Company’s next financing round and will be immediately exercisable. Default in the payment of principal or interest or other material covenant under the note triggers a default penalty equal to 0.666% of $750,000 per month during the period of default, and other lender rights, including the demand of immediate payment of all amounts due including accrued but unpaid interest, and recovery of all costs, fees including attorney’s fees and disbursements, and expenses relating to collection and enforcement of the promissory note.

All of the securities referenced in the above listed transactions were issued in transactions that were exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D or Regulation S promulgated thereunder.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties and should be read together with “Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the SEC, particularly those under “Item 1A. Risk Factors”.

Overview

Marizyme is a multi-technology biomedical company dedicated to the accelerated development and commercialization of medical technologies that improve patient health outcomes.

Key elements of our strategy include:

●	Commercialize DuraGraft and related products. Continue (i) the distribution of DuraGraft, in Europe and other countries that accept the CE marking and (ii) the development, regulatory approval and commercialization of DuraGraft in the United States. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we submitted the De Novo request for DuraGraft to the FDA on January 3, 2023.

●	Commercialize MATLOC 1 and related products. Complete the integration of our UACR lab-on-chip technology with our point-of-care MATLOC 1 device for FDA approval and commercialization. MATLOC 1 is expected to be used as a screening device to test those at risk of CKD to slow the progression of the disease. Following our development of MATLOC 1, we intend to develop MATLOC 2, which will incorporate eGFR lab-on-chip technology and allow for a full quantitative CKD diagnosis at point-of-care.

●	Commercialize Krillase and related products. Begin to commercialize our Krillase platform through the development of (i) various Krillase-based products and (ii) potential strategic partnerships for these products.

●	Develop MAR-FG-001 fat grafting technology and products. Continue with the development of MAR-FG-001 to validate its protective abilities and its improvements to the retention of fat volume.

●	Acquire more life science assets. Expand our product portfolio through the identification and acquisition of additional life science assets.

Our net loss was approximately $38.17 million and $11.0 million for the fiscal years ended December 31, 2022 and 2021, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Our three primary products and medical devices, DuraGraft, MATLOC and Krillase, and other aspects of our business, are described in the section “Item 1 - Business” of this Annual Report.

Impact of COVID-19 Pandemic

The Company has been impacted by the COVID-19 pandemic and related supply chain shortages and other economic conditions, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries were delayed as a result. During 2021 and the first two quarters of 2022, the impact of COVID-19 on the Company’s supply chain and its ability to produce DuraGraft inventory was a primary reason that we did not generate substantial revenue from sales of DuraGraft during 2021 and 2022. There can be no assurance that future supply chain and other problems due to COVID-19 outbreaks will not adversely impact our revenues.

In addition, the Company is dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill its orders is critical to the Company’s business success. The COVID-19 pandemic has impacted and may continue to impact certain of the Company’s manufacturers and suppliers. As a result, the Company has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect the Company’s business and financial results.

While it is not possible at this time to estimate the total impact that COVID-19 could have on our business in the future, the continued spread of COVID-19 and variants of the virus, the rate of vaccinations regionally and globally and the measures taken by the government authorities, and any future epidemic disease outbreaks, could: Disrupt the supply chain and the manufacture or shipment of products and supplies for use by us in our research activities and by strategic partners for their distribution and sales activities; delay, limit or prevent us in our research activities and strategic partners in their distribution and sales activities; impede our negotiations with strategic partners; impede testing, monitoring, data collection and analysis and other related activities by us; interrupt or delay the operations of the FDA or other regulatory authorities, which may impact review and approval timelines for initiation of clinical trials or marketing; or impede the launch or commercialization of any approved products; any of which could delay our strategic partnership plans, increase our operating costs, and have a material adverse effect on our business, financial condition and results of operations.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to generate revenue from sales of our products;

●	our ability to obtain FDA approval for our products;

●	our ability to access additional capital and the size and timing of subsequent financings, if any;

●	the costs of acquiring and utilizing data, technology, and/or intellectual property to successfully reach our goals and to remain competitive;

●	personnel and facilities costs in any region in which we seek to introduce and market our products;

●	the costs of sales, marketing, and customer acquisition;

●	the average price for our products that will be paid by consumers;

●	the number of our products ordered per quarter;

●	costs to manufacture our products;

●	the costs of compliance with any unforeseen regulatory obstacles or governmental mandates in any states or countries in which we seek to operate; and

●	the costs of any additional clinical studies which are deemed necessary for us to remain viable and competitive in any region of the world.

Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Key Highlights of Fiscal Year 2022

Financing

Units Private Placement

During fiscal year 2022, the Company continued to offer units consisting of convertible promissory notes and warrants (the “Units Private Placement”), with the intent to raise up to $10,000,000 on a rolling basis. During 2022, the Company issued units in the total principal amount of $7,315,138, of which the Company received $6,696 ,460 in gross cash proceeds. The proceeds from the Units Private Placement were used to settle certain debt obligations and will be used to sustain the Company’s growth and meet its capital obligations. For a further description of the Units Private Placement, please see “Liquidity and Capital Resources – Units Private Placement” below.

December 2022 Promissory Note

On December 28, 2022, the Company issued the December 2022 Promissory Note to Hexin for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023. Pursuant to the December 2022 Promissory Note, the Company agreed to issue warrants to purchase common stock equal to $1,500,000 with the same terms as any warrants issued in the Company’s next financing round and which will be immediately exercisable. Default in the payment of principal or interest or other material covenant under the note triggers a default penalty equal to 0.666% of $750,000 per month during the period of default, and other lender rights, including the demand of immediate payment of all amounts due including accrued but unpaid interest, and recovery of all costs, fees including attorney’s fees and disbursements, and expenses relating to collection and enforcement of the promissory note.

Changes in Capitalization

First Reverse Stock Split and Decrease in Authorized Shares

On August 1, 2022, the board of directors of the Company adopted resolutions authorizing the First Reverse Stock Split). In accordance with such board approval, on August 3, 2022, the Company filed the First Certificate of Change with the Nevada Secretary of State, which provided for the First Reverse Stock Split. Pursuant to NRS Section 78.209(3), the First Certificate of Change became effective at the First Certificate of Change Effective Time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Second Reverse Stock Split, First Forward Stock Split, Second Forward Stock Split, and Consolidated Reverse Stock Split” for discussion of related subsequent developments.

Board and Stockholder Approval of Increase in Stock Incentive Plan, the Authorized Capital Increase, and Other Meeting Proposals

In meetings held on August 26, 2022 and August 30, 2022 and a unanimous written consent executed as of October 21, 2022, the Company’s board of directors adopted resolutions authorizing, and empowering the Company’s officers to take all such further actions as were necessary, proper, or advisable to carry out, among other matters, (a) the increase in the number of shares of common stock reserved for issuance pursuant to the SIP from 5,300,000 to 7,200,000; (b) the election of the directors to the board of directors; and (c) the Authorized Capital Increase. The board of directors directed that the Company hold our 2022 Annual Meeting of Shareholders (the “Annual Meeting”) on December 27, 2022 in order to consider and vote on proposals to approve or ratify such actions.

On December 27, 2022, at the Annual Meeting, each of the proposals described above, including the Authorized Capital Increase, were approved by the required number of votes of the Company’s stockholders. Accordingly, on December 30, 2022, the Company filed the Certificate of Amendment with the Nevada Secretary of State, which became effective at the Certificate of Amendment Effective Time.

October 2022 Letter Agreement

The FINRA Staff determined that certain securities previously received by each of Univest and Bradley Richmond, a registered representative of Univest, in connection with the following transactions with us constituted underwriting compensation in connection with the Company’s proposed public offering pursuant to FINRA Rule 5110, based on the FINRA Staff’s interpretation of such rule: (a) our Units Private Placement conducted between May 2021 and August 2022, (b) the My Health Logic acquisition, (c) a consulting agreement that we entered into with Mr. Richmond in September 2020, and (d) a stock option exercisable for 273,750 shares of common stock received by Mr. Richmond from one of our former executives in March 2022 in exchange for Mr. Richmond’s payment of $25,000 to the former executive. Consequently, each of Univest and Mr. Richmond, pursuant to a letter agreement entered into with us, dated October 28, 2022, addressed and submitted to the FINRA Staff (the “October 2022 Letter Agreement”), agreed to forego their applicable rights to an aggregate of 1,435,073 shares of common stock beneficially owned by them collectively (including shares of common stock and shares of common stock issuable upon exercise and conversion, as applicable, of warrants, convertible notes and a stock option), which were issued pursuant to the transactions listed above. Pursuant to the October 2022 Letter Agreement, the parties thereto agreed that the cancellation or disposal of the aforementioned securities shall be without recourse by either Univest or Mr. Richmond. Each of Univest and Mr. Richmond strongly disagrees with the FINRA Staff’s interpretation and application of FINRA Rule 5110 to the securities described in the October 2022 Letter Agreement.

As the result of extinguishment of obligations under the cancelled convertible notes, warrants and shares that were previously issued to Mr. Richmond and Univest, the Company recorded $338,181 gain on debt extinguishment and $3,000 gain on cancellation of shares of common stock in the consolidated statements of operations for the year ended December 31, 2022.

Corporate Governance Changes

During 2022, the board of directors of the Company was increased from five to seven members and a new chair of the Audit Committee was appointed that the board determined to be an “audit committee financial expert” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The board also restructured its committees and established or reestablished an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The board also adopted a committee charter for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each of these charters is available on our website at https://www.marizyme.com.

Recent Developments

Second Reverse Stock Split, First Forward Stock Split, Second Forward Stock Split, and Consolidated Reverse Stock Split

On January 3, 2023, the board of directors of the Company adopted resolutions authorizing the Second Reverse Stock Split in order to, together with the First Reverse Split, effect an aggregate one (1) for fifteen (15) reverse stock split. In accordance with such board approval, on January 5, 2023, the Second Certificate of Change was filed with the Nevada Secretary of State, which provided for the Second Reverse Stock Split. Pursuant to NRS Section 78.209(3), the Second Certificate of Change became effective at the Second Certificate of Change Effective Time.

The Company submitted a request to FINRA to process and announce each of the First Reverse Stock Split and Second Reverse Stock Split on FINRA’s Daily List of issuer corporate actions in accordance with FINRA Rule 6490. In order to address FINRA’s issuer corporate action processing requirements, and as authorized by the resolutions of our board of directors as adopted on August 1, 2022 and January 3, 2023, on January 13, 2023, the Third Certificate of Change, Fourth Certificate of Change and Fifth Certificate of Change was each filed by the Company with the Nevada Secretary of State. These filings provided for two forward stock splits of the authorized and issued and outstanding common stock at the same ratios as the First Reverse Stock Split and Second Reverse Stock Split followed by a reverse stock split at their combined ratio. These filings were made in order for us to amend the Company’s request for FINRA to process the First Reverse Stock Split and Second Reverse Stock Split in aggregate to request that FINRA process the Consolidated Reverse Stock Split in accordance with FINRA’s issuer corporate action processing requirements. The Third Certificate of Change provided for the First Forward Stock Split, and became effective at the Third Certificate of Change Effective Time, pursuant to NRS Section 78.209(3). The Fourth Certificate of Change provided for the Second Forward Stock Split, and became effective at the Fourth Certificate of Change Effective Time, pursuant to NRS Section 78.209(3). The Fifth Certificate of Change provided for the decrease of the authorized common stock from 300,000,000 to 20,000,000 and corresponding change of every fifteen (15) shares of the issued and outstanding common stock to one (1) share, and became effective at the Fifth Certificate of Change Effective Time, pursuant to NRS Section 78.209(3).

The processing of the effects of the Consolidated Reverse Stock Split on the number of shares held by each stockholder according to transfer agent or brokerage firm records and the reported price of the common stock will occur at the Public Adjustment Time, which will be subject to the listing of the common stock on the Nasdaq Capital Market tier of Nasdaq and completion of FINRA’s issuer corporate action processing requirements. The listing of the common stock on Nasdaq remains subject to approval by Nasdaq of our listing application. The outcome of these matters cannot be determined at this time. Assuming that Nasdaq approves the listing of the common stock, it is anticipated that the Public Adjustment Time will occur after market close on the trading date prior to the first date of trading on Nasdaq. At that time, the number of shares of common stock held by each stockholder as reflected in the records of the Company’s transfer agent or the stockholder’s brokerage firm records will be reduced by 1,500% to reflect the processing of the Consolidated Reverse Stock Split. At market open the following trading day, which as anticipated will be the first day that the common stock trades on Nasdaq, the price of the common stock will reflect a 1,500% increase as a result of the processing of the Consolidated Reverse Stock Split. The common stock will trade on Nasdaq under its current ticker symbol, “MRZM,” but will trade under a new CUSIP Number, 570372 201. The Company also intends to file a Current Report on Form 8-K reporting FINRA’s announcement of the Consolidated Reverse Stock Split and related material matters.

No fractional shares will be issued, and no cash or scrip will be paid in connection with the First Reverse Stock Split, the Second Reverse Stock Split, the First Forward Stock Split, the Second Forward Stock Split, or the Consolidated Reverse Stock Split. One whole share of common stock is issuable to any stockholder who would otherwise receive a fractional share pursuant to the First Certificate of Change or  the Second Certificate of Change. No fractional shares were anticipated to become issuable pursuant to the Third Certificate of Change, the Fourth Certificate of Change, or the Fifth Certificate of Change. At the Public Adjustment Time, certain stockholders whose shares are converted at the Consolidated Reverse Stock Split ratio may receive one fewer whole share in lieu of fractional shares than such stockholders would have received in lieu of fractional shares from the separate rounding at different effective dates and times of post-split fractional shares provided for by the First Certificate of Change and Second Certificate of Change as compared to the adjustment to shares held by such stockholders at the time of the Public Adjustment Time. Following the Public Adjustment Time, any claim to an additional whole share issuable pursuant to the First Certificate of Change and the Second Certificate of Change of any stockholder will be addressed on a case-by-case basis upon receipt of a written notice of such claim submitted by the stockholder with supporting documentation to the Company at the following address: Attn: Secretary, Marizyme, Inc., 555 Heritage Drive, Suite 205, Jupiter, Florida 33458.

January 2023 Letter Agreement

Under a Letter Agreement between the Company and Univest as placement agent for the investors in the Units Private Placement, dated January 12, 2023 (the “January 2023 Letter Agreement”), the parties agreed that simultaneously with any adjustment to the exercise price under the Class C Warrants as a result of any equity issuances, not including qualified financings and certain other exempt issuances, the number of shares of common stock that may be purchased under the Class C Warrants will be increased such that the aggregate exercise price of such shares will be the same as the aggregate exercise price in effect immediately prior to the adjustment, without regard to any limitations on exercise contained in the Class C Warrants, including the beneficial ownership limitation described above. The January 2023 Letter Agreement was conditioned upon approval by the board of directors by January 31, 2023 and the filing of a Current Report on Form 8-K relating to the transactions and amendments contained in the Letter Agreement. The board of directors approved the January 2023 Letter Agreement on January 18, 2023.

February 2023 Promissory Note

On February 6, 2023, the Company entered into a securities purchase agreement (the “February 2023 Securities Purchase Agreement”) with Walleye, pursuant to which the Company issued the February 2023 Promissory Note in the aggregate principal amount of $1,000,000 (the “February 2023 Subscription Amount”) and a Class D Common Stock Purchase Warrant (the “February 2023 Warrant”) to purchase up to a number of shares of the Company’s common stock equal to the quotient of 250% of the February 2023 Subscription Amount divided by the price per unit at which units are sold in the Company’s proposed public offering (the “February 2023 Warrant Shares”).

The principal amount of the February 2023 Promissory Note must be repaid in full by the Company to the holder of the February 2023 Promissory Note on or before the date that is 90 days following the issuance of the February 2023 Promissory Note, or May 7, 2023 (the “February 2023 Promissory Note Maturity Date”). If all obligations arising under the February 2023 Promissory Note are not paid or otherwise satisfied in full on the February 2023 Promissory Note Maturity Date, then the principal amount of the February 2023 Promissory Note shall be increased from $1,000,000 to $1,250,000. The February 2023 Promissory Note bears no interest. If an event constituting an event of default under the February 2023 Promissory Note occurs, including non-payment, defaults of covenants, an adverse judgment for payment of $500,000 or more, defaults on certain other indebtedness, bankruptcy-type events, or failure to maintain directors and officers insurance coverage of at least $1,000,000, and such event of default is not cured with the period specified, the obligations of the Company under the February 2023 Promissory Note will become subject to immediate repayment obligations. The February 2023 Promissory Note may be assigned.

The February 2023 Warrant shall be exercisable immediately upon the date (the “Public Offering Date”) that the registration statement on Form S-1 of the Company (Registration No. 333-262697) registering the units to be issued in the Company’s proposed public offering of the Company (the “Public Offering Registration Statement”) is declared effective by the SEC and may be exercised until the date that is five years after the Public Offering Date (the “Termination Date”). The exercise price of the February 2023 Warrant (the “February 2023 Warrant Exercise Price”) will be equal to the public offering price per unit at which units are sold under the Public Offering Registration Statement. The February 2023 Warrant provides for voluntary cashless exercise if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the February 2023 Warrant Shares to the February 2023 Warrant holder, and provides for automatic cashless exercise upon the Termination Date if the February 2023 Warrant is not otherwise exercised. The February 2023 Warrant holder may not exercise the February 2023 Warrant to the extent that the February 2023 Warrant holder (together with its Affiliates (as defined by the February 2023 Warrant)) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding, as such percentage ownership is determined in accordance with the terms of the February 2023 Warrant (the “Beneficial Ownership Limit”). The February 2023 Warrant holder may increase the Beneficial Ownership Limit to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days following notice from the February 2023 Warrant holder. The number of February 2023 Warrant Shares, the February 2023 Warrant Exercise Price and other terms of the February 2023 Warrant are subject to customary adjustments upon the occurrence of certain corporate events subject to the Beneficial Ownership Limit to the extent specified. The Company may also voluntarily reduce the February 2023 Warrant Exercise Price to any amount and for any period of time deemed appropriate by the board of directors of the Company subject to the prior written consent of the February 2023 Warrant holder. The February 2023 Warrant is transferable but may only be disposed of in compliance with state and federal securities laws pursuant to the February 2023 Securities Purchase Agreement. The February 2023 Warrant Shares acquired upon the exercise of the February 2023 Warrant, if not registered, will also have restrictions upon resale imposed by state and federal securities laws.

Pursuant to the February 2023 Securities Purchase Agreement, the Company shall promptly, but in any event no later than 90 days following the Public Offering Date, prepare and file with the SEC a registration statement covering the resale of the February 2023 Warrant Shares (the “Resale Registration Statement”). The Company shall use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after filing thereof but in no event later than the date that is 120 days following the Public Offering Date. After the Resale Registration Statement is declared effective, the Company shall continue to keep the Resale Registration Statement effective until the Warrant Shares may be resold pursuant to Rule 144 under the Securities Act, or have been sold.

The February 2023 Securities Purchase Agreement and the February 2023 Promissory Note contain customary representations and warranties and customary covenants for a loan of this kind. The February 2023 Promissory Note is unsecured and is subordinated in right of payment to the prior payment in full of all senior indebtedness. For purposes of the February 2023 Promissory Note, “senior indebtedness” means all indebtedness of the Company to banks, insurance companies and other financial institutions or funds, unless in the instrument creating or evidencing such indebtedness it is provided that such indebtedness is not senior in right of payment to the February 2023 Promissory Note. Subject to the other subordination provisions of the February 2023 Promissory Note, the February 2023 Promissory Note provides that in the event that the holder of any senior indebtedness accelerates such senior indebtedness , then the February 2023 Promissory Note holder may accelerate the indebtedness evidenced by the February 2023 Promissory Note, and if the Company is permitted under the terms of the senior indebtedness to pay an amount due and owing under the February 2023 Promissory Note and fails to make such payment, then so long as the terms of the senior indebtedness do not prohibit such action, the February 2023 Promissory Note holder may exercise its rights to be paid such amount, but only such amount (and the February 2023 Promissory Note holder shall not be permitted to accelerate under the February 2023 Promissory Note).

DeVito Settlement Agreement

Under a Confidential Settlement Agreement, dated November 18, 2022 (the “DeVito Settlement Agreement”), the Company and Mr. DeVito agreed that Mr. DeVito would dismiss the DeVito Complaint. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito 60,000 “post-split” (giving effect to the First Reverse Stock Split and prior to the Second Reverse Stock Split, First Forward Stock Split, Second Forward Stock Split, and Consolidated Reverse Stock Split) shares to be delivered in paper certificate form within three (3) business days of the reverse split. The DeVito Settlement Agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 of the SEC. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 240,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the DeVito Release. Pursuant to the agreement, on January 4, 2023, the Company issued 240,000 shares of common stock to Mr. DeVito.

Results of Operations

Components of Results of Operations

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid to a related party relate to certain consulting services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with SEC requirements, and with listing and maintaining compliance with Nasdaq.

Salaries and Stock-Based Compensation

Salaries consist of compensation and related personnel costs. Stock-based compensation represents the fair value of equity-settled share awards on stock options granted by the Company to its employees, officers, directors, and consultants. The fair value of awards is calculated using the Black-Scholes option pricing model, which considers the following factors: exercise price, current market price of the underlying shares, expected life, risk-free interest rate, expected volatility, dividend yield, and forfeiture rate.

Other General and Administrative Expenses

Other general and administrative expenses consist principally of marketing and selling expenses, facility costs, administrative and office expenses, director and officer insurance premiums, and investor relations costs associated with operating a public company.

Other Income (Expenses   )

Other income and expenses consist of mark-to-market adjustments on contingent liabilities assumed on the acquisition of the Somahlution Assets, interest and accretion expenses related to our Convertible Notes, impairment of intangible assets, gain on debt extinguishment, and cancellation of common stock pursuant to the October 2022 Letter Agreement.

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Change

Revenue	$233,485	$210,279	$23,206
Cost of goods sold	54,319	80,354	(26,035)
Gross profit	179,166	129,925	49,241
Operating expenses:
Direct costs of revenue
Professional fees (includes related party amounts of $172,800 and $410,400, respectively)	2,082,079	2,269,756	(187,677)
Salary expenses	2,421,969	2,887,309	(465,340)
Research and development	3,978,826	1,681,899	2,296,927
Stock-based compensation	1,905,948	898,444	1,007,504
Depreciation and amortization	841,444	43,871	797,573
Impairment of intangible assets	24,350,000	-	24,350,000
Other general and administrative expenses	1,922,696	1,170,029	752,667
Total operating expenses	37,502,962	8,951,308	28,551,654
Total operating loss	$(37,323,796)	$(8,821,383)	$(28,502,413)

Other income (expenses):
Interest and accretion expense	(2,789,255)	(126,024)	(2,663,231)
Change in fair value of contingent liabilities	1,606,000	(1,387,000)	2,993,000
Gain/(loss) on debt extinguishment	338,181	(663,522)	1,001,703
Other income	3,000	-	3,000
Total other income (expense)	(842,074)	(2,176,546)	1,334,472

Net loss	$(38,165,870)	$(10,997,929)	$(27,167,941)

Revenue

We recognized revenue of approximately $0.23 million for the year ended December 31, 2022 compared to approximately $0.21 million for the year ended December 31, 2021. The relatively insignificant change year over year was primarily due to the impact of the COVID-19 pandemic on the Company’s supply chain and ability to produce DuraGraft inventory in fiscal year 2021. The Company’s inventory production of DuraGraft returned to its pre-pandemic level at the end of the second quarter of 2022, but lingering effects of the pandemic continued to depress demand for DuraGraft.

Direct Costs of Revenue

During the year ended December 31, 2022, we incurred approximately $0.05 million in direct costs of revenue, representing a decrease of $0.03 million, or 32.4%, compared to approximately $0.08 million in direct costs of revenue incurred during the year ended December 31, 2021.   During the second half of 2022, our executive and management teams’ efforts to re-establish the Company’s business relationships with its trusted manufacturing and distribution partners, and the loosening of COVID-19 restrictions, led to a decrease in direct costs of revenue.

Professional Fees

Professional fees decreased by $0.19 million, or 8.3%, to approximately $2.08 million for the year ended December 31, 2022, compared to approximately $2.27 million for the year ended December 31, 2021. The decrease predominantly relates to higher professional fees incurred in the prior comparative year due to the acquisition of My Health Logic in December 2021 and regulatory and valuation work related to the Somahlution and My Health Logic acquisitions. The professional fees expense remained elevated, however, due to the Company’s continuing efforts to grow its business and commercialize its three main products and list its securities on Nasdaq. Related party professional fees increased by approximately $0.20 million or 49% to $0.61 million from $0.41 million during the fiscal 2022 compared to the fiscal 2021 because the Company retained additional consulting services in order to advance development of its medical technologies.

Salary Expenses

Salary expenses for the year ended December 31, 2022 were approximately $2.42 million, a $0.47 million, or 16.1%, decrease, from approximately $2.89 million in the comparative year. The decrease in the cost is attributable to the restructuring in the prior comparative period from the restructuring of the Company’s executive and management teams in 2021.

Research and Development Expenses

During the year ended December 31, 2022, Marizyme incurred approximately $3.98 million in research and development expenses compared to approximately $1.69 million in the previous year ended December 31, 2021, or 136.6% more than the previous year. The increase in research and development expenses can be attributed to the Company’s acquisition of MATLOC 1 assets in late 2021 and its intensified focus on development and advancement of DuraGraft, Krillase, and MATLOC 1 towards commercialization during 2022.

Stock-Based Compensation

Stock-based compensation increased to approximately $1.91 million in fiscal 2022 from approximately $0.90 million in fiscal year 2021, which represents 112.1% increase year over year. The increase in stock-based compensation was due to a higher weighted average number of options outstanding and not fully vested in fiscal 2022 compared to fiscal 2021 as well as $0.3 million of compensation cost recognized on restricted share awards during the year ended December 31, 2022.

Depreciation and Amortization

Depreciation and amortization increased by approximately $0.80 million, or 1,818.0%, to $0.84 million in the year ended December 31, 2022 compared to approximately $0.44 million in the year ended December 31, 2021. The increase was due to the initial amortization   in 2022 of the intangible capital assets that were acquired in December 2021 with the My Health Logic acquisition, and the increase in amortization   of the Somahlution Assets beginning in 2022 following their valuation in the second half of 2021.

Impairment of intangible assts

During the year ended December 31, 2022, the Company recognized impairment loss of $24.35 million related to Krillase intangible assets carrying value exceeding its recoverable amount.

Other General and Administrative Expenses

Other general and administrative expenses increased $0.75 million, or 64.3%, to approximately $1.92 million during the year ended December 31, 2022 from approximately $1.17 million during the year ended December 31, 2021. The majority of the increase in expenses during the year ended December 31, 2022 was due to the Company’s non-legal fees related to preparation for the Company’s proposed public offering throughout 2022.

Other Income (Expenses)

During the year ended December 31, 2022, the Company incurred approximately $2.79 million of interest and accretion expenses compared to 2021, or $2.66 million, or 2,113.3%, in greater interest and accretion expenses than the approximately $0.13 million in interest and accretion expenses incurred in 2021. The increase in interest and accretion expenses was primarily due to approximately $2.76 million in accretion expenses in 2022 compared to accretion expenses of approximately $0.09 million in 2021. “Accretion expense” refers to an amount recognized as an expense classified as an operating item in the statement of income resulting from the increase in the carrying amount of the liability associated with the asset retirement obligation. During 2022 and 2021, the Convertible Notes were issued with a debt discount of approximately $6.5 million and approximately $6.8 million, respectively. Debt “discount” is defined as the difference between the net proceeds, after expense, received upon issuance of debt and the amount repayable at its maturity. Accretion expense tends to increase with the passage of time while interest expense remains relatively flat year over year.

The fair value of contingent liabilities changed from approximately $(1.39 million) in 2021 to approximately $1.61 million in 2022. The change in fair value was due to a change in the valuation assumptions   used to calculate the value of royalties, performance warrants, and pediatric voucher sales liabilities issued as part of the Somahlution acquisition.

As a result of extinguishment of obligations under Mr. Richmond’s and Univest’s Convertible Notes and Class C Warrants pursuant to the October 2022 Letter Agreement, the Company recorded approximately $0.34 million gain on debt extinguishment for the year ended December 31, 2022. During the year ended December 31, 2021, due to the substantial reduction of the purchase and conversion price terms of the convertible notes and related modifications to the Units Private Offering agreements   in December 2021, the Company recorded a loss of approximately $0.66 million on the extinguishment of the convertible notes issued as part of the Units Private Placement.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2022 and 2021, we had available cash of approximately $0.51 million and $4.07 million, respectively, and accumulated deficit of $85.99 million and $47.82 million respectively. We fund our operations through capital raises.

Units Private Placement

During the year ended December 31, 2022, the Company issued 4,180,067 units in the Units Private Placement for gross proceeds of approximately $7.3 million. Of the total 4,180,067 units issued: (i) 159,243 units were issued to settle notes payable assumed on acquisition of My Health Logic, (ii) 22,857 units were issued to settle accounts payable, and 171,428 units were issued in exchange for services rendered to the Company in the year ended December 31, 2022. The remaining proceeds from the Units Private Placement have been used to sustain the Company’s growth and meet its capital obligations.

In May 2021, the Company entered into a placement agency agreement with Univest, as placement agent, to conduct a private placement of secured convertible promissory notes together with two classes of warrants to purchase shares of common stock, directly to one or more investors through Univest, as placement agent. On May 27, 2021, in connection with the private placement, the Company entered into a unit purchase agreement with several investors, under which it agreed to offer, in one or more closings, units at a price per unit of $2.50, comprised of, (i) a 10% secured convertible promissory note, with principal and accrued interest convertible into common stock at an initial price per share of $2.50, subject to adjustment, maturing in two years; (ii) a warrant to purchase a share of common stock (the “Class A Warrants”), at a price per share of the lower of (i) $3.13 per share of common stock, or (ii) the lesser of (a) 75% of the cash price per share to be paid by the purchasers in an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000 (a “qualified financing”), provided that the Company is listed on a trading market that is a senior exchange such as Nasdaq or the NYSE at the time of such financing, and (b) $2.50, subject to adjustment; and (iii) a Class B Common Stock Purchase Warrant to purchase one share of common stock (the “Class B Warrants”), with an exercise price of $5.00 per share, subject to adjustment.

From May 2021 to July 2021, the Company sold units in the Units Private Placement for aggregate gross proceeds of $1,174,945.

As of November 29, 2021, the Company and the existing unit holders agreed that (i) the price per unit for subsequent sales of units in the Units Private Placement would be reduced from $2.50 per unit to $2.25 per unit, (ii) the conversion price of the outstanding and subsequent convertible notes would be reduced from $2.50 per share to $2.25 per share, (iii) all outstanding Class A Warrants and Class B Warrants would be cancelled and replaced with Class C Common Stock Purchase Warrants (“Class C Warrants”), allowing the purchase of the same total amount of shares as had been provided for under the cancelled warrants, and (iv) future units would be comprised of the modified convertible notes and Class C Warrants for the purchase of two shares per unit at the warrants’ exercise price. As modified, the Convertible Notes provided that in the event the Company consummates a qualified financing, and provided that the Company is listed on a trading market that is a senior exchange such as Nasdaq or the NYSE and the shares into which the convertible notes may be converted may be issued or resold under an effective registration statement, then all outstanding principal, together with all unpaid accrued interest, under the convertible notes, would automatically convert into shares of common stock at the lesser of (i) 75% of the cash price per share paid in the qualified financing and the otherwise applicable conversion price. In addition, if at any time following the sixty (60) day anniversary of the final closing date or termination of this private placement, and provided there is an effective registration statement permitting the issuance or resale of the shares of common stock into which the convertible notes may be converted, if (A) the common stock is listed on a senior national securities exchange, (B) the daily volume-weighted average price for the prior twenty (20) consecutive trading days is $6.00 or more (adjusted for splits and similar distributions) and (C) the daily trading volume is at least $1,000,000 during such twenty (20)-day period, then the Company would have the right to require the convertible notes to convert all or any portion of the principal and accrued interest then remaining under the note into shares of common stock at the above conversion price in effect on the mandatory conversion date. The Class C Warrants have an exercise price equal to the lower of (i) $2.25 per share, subject to adjustment, or (ii) 75% of the cash price per share paid by the purchasers in a qualified financing. As a result of these changes, the Company cancelled and exchanged an aggregate of $1,225,115 of principal and interest under the outstanding convertible notes for modified convertible notes in the aggregate principal amount of $1,225,115, convertible into 544,492 shares of common stock, plus additional shares based on accrued interest, and issued, in exchange for the Class A Warrants and Class B Warrants, Class C Warrants for the purchase of approximately 1,088,991 shares of common stock at $2.25 per share.

On December 2, 2021, the Company sold units in the Units Private Placement for aggregate gross proceeds of $222,500.

On December 21, 2021, under certain Exchange Agreements (collectively, the “November Exchange Agreements”), the Company and the existing unit holders agreed that (i) the price per unit for subsequent sales of units in the Units Private Placement would be reduced from $2.25 per unit to $1.75 per unit, (ii) the conversion price of the outstanding and subsequent convertible notes (the “Convertible Notes”), would be reduced from $2.25 per share to $1.75 per share, and (iii) all outstanding Class C Warrants would be cancelled and replaced with new Class C Warrants with substantially the same terms as the previous Class C Warrants. The Convertible Notes and Class C Warrants were also modified in this and subsequent closings to provide that a lower price per share, or more favorable terms, respectively, under subsequent equity issuances, not including qualified financings and certain other exempt issuances, will be applicable to the conversion or exercise rights under the Convertible Notes and Class C Warrants, respectively. As a result of these changes, the Company cancelled and exchanged an aggregate of $1,456,039 of principal and interest under the outstanding convertible notes for new Convertible Notes in the aggregate principal amount of $1,456,039, convertible into 832,018 shares of common stock, plus additional shares based on accrued interest, maturing on December 21, 2023, and issued, in exchange for the previous Class C Warrants, Class C Warrants for the purchase of 1,664,045 shares of common stock at $2.25 per share.

Under a modified form of Unit Purchase Agreement (the “Unit Purchase Agreement”), on December 21, 2021, the Company issued and sold to one new investor units consisting of a Convertible Note in the principal amount of $6,000,000, convertible into 3,428,571 shares of common stock, plus additional shares based on accrued interest, and a Class C Warrant for the purchase of 6,857,142 shares of common stock at $2.25 per share, for gross payments of $6,000,000, of which the Company received $5,402,200 after placement agent fees. This investor also agreed to purchase an additional $2,000,000 of the units upon the Company’s filing of a registration statement on Form S-1 and a further $2,000,000 of units upon the Company’s responding in a satisfactory manner to the initial round of comments of the SEC. Although a registration statement on Form S-1 was initially filed on February 14, 2022, and on February 22, 2022, the Division of Corporation Finance, Office of Life Sciences of the SEC issued a letter stating that there would be no review of the registration statement and therefore no comments, the investor has not invested any additional amounts. The Company and Univest, as placement agent for this private placement, have determined that the final closing under this private placement has occurred, as described further below, and in accordance with the investor’s Unit Purchase Agreement, this investor will not be permitted to invest any further amounts in that financing. In July 2022, the investor executed a Waiver relating to certain subscription rights under its Unit Purchase Agreement (the “First July 2022 Waiver”) and a Waiver and Consent waiving its conversion rights and exercise rights under its Convertible Note and Class C Warrant (the “January 2023 Waiver”).

On January 24, 2022, the Company issued to two investors units consisting of Convertible Notes in the aggregate principal amount of $278,678, convertible into 159,243 shares of common stock, plus additional shares based on accrued interest, and Class C Warrants for the purchase of 318,490 shares of common stock at $2.25 per share. The units were sold in exchange for the assumption, cancellation, and conversion of principal notes of My Health Logic.

On March 24, 2022, the Company conducted an additional closing of the Units Private Placement in which the Company issued a number of investors units consisting of Convertible Notes in the aggregate principal amount of $3,389,975, convertible into 1,937,127 shares of common stock, plus additional shares based on accrued interest, of which the Company received $3,118,777 after placement agent fees, and Class C Warrants for the purchase of 3,874,258 shares of common stock at $2.25 per share. One of the investors in the March 24, 2022 closing of the Units Private Placement agreed to purchase $4 million of units, and invested $2 million. In July 2022, the investor executed a waiver of subscription rights under its March 24, 2022 Unit Purchase Agreement (the “Second July 2022 Waiver”). The Convertible Notes in this and subsequent closings were also modified to provide that upon the occurrence of a qualified financing, such Convertible Notes may be voluntarily, not automatically, convertible, at the option of the holders, at the lower of 75% of the price per equity security in such financing and the otherwise applicable conversion price. The conversion provision was also modified to remove the requirement that an effective registration statement allow for the issuance or resale of shares of common stock into which the Convertible Notes may be converted in order for the conversion price of the Convertible Notes to be subject to the reduction to 75% of the price per equity security in a qualified financing.

On May 11, 2022, the Company conducted a closing of the Units Private Placement in which the Company issued a number of investors units consisting of Convertible Notes in the aggregate principal amount of $1,306,485, convertible into 746,556 shares of common stock, plus additional shares based on accrued interest, subject to adjustment, and Class C Warrants for the purchase of 1,493,127 shares of common stock at $2.25 per share, subject to adjustment.

On June 17, 2022, the Company conducted a closing of the Units Private Placement in which the Company issued an investor units consisting of a Convertible Note in the aggregate principal amount of $500,000, convertible into 285,714 shares of common stock, plus additional shares based on accrued interest, subject to adjustment, and a Class C Warrant for the purchase of 571,428 shares of common stock at $2.25 per share, subject to adjustment.

On August 12, 2022, the Company conducted the final closing of the Units Private Placement, in which the Company issued to an investor units consisting of a Convertible Note in the aggregate principal amount of $1,500,000, convertible into 857,142 pre-stock split shares of common stock, plus additional shares based on accrued interest, subject to adjustment, and a Class C Warrant for the purchase of 1,714,286 pre-stock split shares of common stock at $2.25 per share, subject to adjustment.

The Convertible Notes mature 24 months after the applicable closing date and accrue 10% of simple interest per annum on the outstanding principal amount. The Convertible Notes’ principal and accrued interest can be converted at any time at the option of each holder at the conversion price. The Convertible Notes are secured by a first priority security interest in all assets of the Company and are also subject to a Guarantors Security Agreement (the “Guarantors Security Agreement”) between the investors in the Units Private Placement and Marizyme Sciences, Somaceutica, and Somahlution, Inc., a Guaranty of each of Marizyme Sciences, Somaceutica and Somahlution, Inc. granted to the investors (the “Guaranty”), a Security Agreement between the Company and each of the investors (the “Security Agreement”), a Trademark Security Agreement between the Company and each of the investors (the “Trademark Security Agreement”), and a Patent Security Agreement between the Company and each of the investors (the “Patent Security Agreement”). The Convertible Notes and Class C Warrants have certain antidilution provisions. Under a Registration Rights Agreement with each of the investors, the Convertible Notes and Class C Warrants have certain registration requirements for the shares of common stock underlying the Convertible Notes and Class C Warrants upon the final closing of the Units Private Placement, subject to lock-up agreements or registration rights waiver agreements between the Units Private Placement investors or their assigns and the representative of the underwriters for the Company’s proposed public offering which also amount to waivers of such registration rights and agreements that such registration rights will be afforded to the investors in a registration statement subsequent to the registration statement filed in connection with such proposed public offering.

A holder of a Convertible Note or Class C Warrant generally will not have the right to convert the Convertible Note or exercise the Class C Warrant to the extent that the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding, as such percentage ownership is determined in accordance with the terms of the Convertible Note or Class C Warrant, or 9.99% if the holder becomes the beneficial owner of more than 4.99% of the outstanding shares of common stock not including shares of common stock that may otherwise be received upon conversion of the Convertible Note or exercise of the Class C Warrant. An increase of this percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days following notice from the holder to the Company. This limitation may not apply to certain antidilution provisions of the Convertible Notes and Class C Warrants, including an adjustment to the number of warrant shares that may be purchased under the Class C Warrants as a result of an applicable issuance of securities that does not constitute a “qualified financing” at more favorable terms than were provided under the Class C Warrants.

Under its May 2021 placement agency agreement with Univest, the Company agreed to pay Univest a cash placement fee of 8% of units sold, $50,000 upon the receipt of $6 million from the Units Private Placement, and issue Univest, in exchange for a $100 payment by Univest, warrants to purchase a number of shares of common stock equal to 8% of the aggregate number of units sold in the Units Private Placement, at an exercise price per share of 100% of the price per unit. These warrants were required to be exercisable for either cash or on a cashless basis beginning on the final closing date of the Units Private Placement and for a period of five years from that date. On December 10, 2021, the Company entered into a new placement agency agreement with Univest (the “Placement Agency Agreement”), in which the Company and Univest agreed that Univest’s compensation would be changed to remove the provision for a $50,000 cash fee upon the receipt of $6 million from the Units Private Placement, to add a provision for a cash placement fee of 8% of the gross proceeds from the exercise of any Class C Warrants sold in the Units Private Placement, and to retain the previous placement agency agreement’s warrants compensation provision. The Placement Agency Agreement and form of Unit Purchase Agreement provided that up to $18 million and $17 million of units may be sold, respectively. As indicated above, as of August 12, 2022, the Company had completed the final closing of the Units Private Placement, and had issued Convertible Notes to investors in the Units Private Placement in the aggregate principal amount of $14,431,177, convertible into 8,246,371 shares of common stock, not including additional shares issuable upon the incurrence of interest and further adjustments provided by the terms of the Convertible Notes, and Class C Warrants that may be exercised to purchase 16,492,772 shares of common stock, not including the further adjustments provided by the terms of the Class C Warrants.

Upon the final closing of the Units Private Placement, the Company was required to issue warrants to Univest, as placement agent, and its designee, to purchase an aggregate of 8.0% of the total number of units sold in the Units Private Placement for a total payment of $100. On June 26, 2022, in anticipation of the final closing of the Units Private Placement, in exchange for $100, the Company issued Univest a warrant for the purchase of 231,239 shares of common stock, and a warrant to Bradley Richmond, as a registered representative of Univest who is entitled to a portion of Univest’s compensation due to his employment terms, for the purchase of 347,039 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants had an exercise price equal to the conversion price of the Convertible Notes. The Placement Agent Warrants were exercisable, in whole or in part, until June 26, 2027 by payment of cash or on a cashless net exercise basis, and carried certain antidilution provisions and other exercise price adjustments that were substantially identical to equivalent provisions of the Class C Warrants.

Subsequently, the FINRA Staff determined that certain securities previously received by each of Univest and Mr. Richmond in connection with the following transactions with the Company constituted underwriting compensation in connection with the Company’s proposed public offering pursuant to FINRA Rule 5110, based on the FINRA Staff’s interpretation of such rule: (a) the Units Private Placement conducted between May 2021 and August 2022, (b) the Company’s December 2021 acquisition of My Health Logic, (c) a consulting agreement that the Company entered into with Mr. Richmond in September 2020, and (d) a stock option exercisable for 273,750 shares of common stock received by Mr. Richmond from one of the Company’s former executives in March 2022. Consequently, each of Univest and Mr. Richmond, pursuant to the October 2022 Letter Agreement, agreed   to forego their applicable rights to an aggregate of 1,666,432 shares of common stock beneficially owned by them collectively (including shares of common stock and shares of common stock issuable upon exercise and conversion, as applicable, of warrants, convertible notes and a stock option), which were issued pursuant to the transactions listed above. Pursuant to the October 2022 Letter Agreement, the parties thereto agreed that the cancellation or disposal of the aforementioned securities shall be without recourse by either Univest or Mr. Richmond. As part of this agreement, the Placement Agent Warrants were cancelled.

Amendment and Designees’ Purchase of Former Executive’s Option

On July 13, 2019, we issued an option to purchase 1,100,000 shares of common stock at $1.01 per share vesting over 24 months to James Sapirstein, a former officer and director of the Company, for his services on our board of directors. On April 6, 2020, Mr. Sapirstein exercised this option in part to purchase 5,000 shares of common stock. On September 2, 2020, our board of directors resolved to immediately vest the unvested portion of this option such that the option became fully vested. Pursuant to the option’s forfeiture terms, the option was to expire one year after Mr. Sapirstein’s resignation on June 24, 2021. Under the incentive stock option agreement relating to this option, the option was not transferable except to a designated beneficiary upon the option holder’s death or by will or the laws of descent and distribution.

On March 3, 2022, we agreed to amend the incentive stock option agreement relating to the option to allow for it to be transferred to the Company or its designee(s), transferee(s), or assignee(s). We and our designees further agreed to the purchase of the unexercised portion of the option, and Mr. Sapirstein agreed to sell it to us or our designees. We and our designees agreed to pay $100,000 as the purchase price. On March 17, 2022, each of four designated individuals, acting individually, paid $25,000 for and purchased a one-fourth portion of the unexercised balance of the option owned by Mr. Sapirstein equal to 273,750 shares of common stock, which balance was transferred directly to each purchaser designee. The Company recorded the changes in ownership upon proof of payment from each purchaser designee for his respective portion of such option. We simultaneously entered into amended stock option agreements with such purchaser designees, which provide that the exercise period of the options are extended to March 16, 2024. In all other respects, such options have the same terms as the original fully-vested incentive stock option. The Company did not pay or receive cash or other consideration for the repurchase and designation of the stock option. Pursuant to the October 2022 Letter Agreement entered into with us, Mr. Richmond, one of the Company’s designees for the purchase of the option, agreed to forego his rights to his option for 273,750 shares of common stock, effectively unwinding such transaction, and we and Mr. Richmond agreed to the transfer of the option to a Company designee who is unaffiliated with Mr. Richmond, in accordance with the FINRA Staff’s interpretation of Rule 5110 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement”).

Consultant Warrants

On January 26, 2022, we granted Mr. Richmond, in his capacity as a consultant to the Company at such time, a warrant to purchase up to 150,000 shares of common stock at an exercise price of $0.01 per share, issuable immediately. On February 14, 2022, we granted Mr. Richmond an additional warrant to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants were issued in exchange for services that Mr. Richmond rendered to us under his consulting agreement. Mr. Richmond fully exercised both of the warrants for 300,000 shares of common stock in March 2022. Pursuant to the October 2022 Letter Agreement entered into with the Company, Mr. Richmond agreed to forego his rights to such shares of common stock in accordance with the FINRA Staff’s determination that such shares constituted underwriting compensation in connection with this public offering based on the FINRA Staff’s interpretation of FINRA Rule 5110 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement”).

Public Offering

On February 14, 2022, Marizyme filed the initial registration statement on Form S-1 relating to the Company’s proposed public offering. As of March 24, 2023, the SEC had not declared the registration statement effective, the final prospectus had not been filed, and the common stock had not been approved for listing on the Nasdaq Capital Market. The offering is contingent upon the listing of our securities on the Nasdaq Capital Market. There is no guarantee or assurance that our securities will be approved for listing on the Nasdaq Capital Market. Any proceeds from the offering will be used by the Company (i) to develop its DuraGraft, MATLOC, and Krillase platforms; (ii) to commercialize and produce its products, (iii) repayment of indebtedness used for working capital consisting of principal and accrued interest outstanding under the December 2022 Promissory Note and the February 2023 Promissory Note, and (iv) for general working capital and other corporate purposes. As of March 24, 2023, management anticipates, but cannot guarantee, that the offering will close in the second quarter of 2023.

Funding Requirements and Other Liquidity Matters

The Company expects to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

●	Increase our expertise and knowledge through hiring and retaining qualified operational, financial and management personnel, who are expected to develop an efficient infrastructure to support development and commercialization of therapies and devices;
●	Increase in research and development and legal expenses as we continue to develop our products, conduct clinical trials and pursue FDA clearances;
●	Expand our product portfolio through the identification and acquisition of additional life science assets; and
●	Seek to increase awareness about our products to boost sales and distributions internationally.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, the Company will continue to have to raise funds beyond its current working capital balance in order to finance future development of products, potential acquisitions, and meet its debt obligations until such time as future profitable revenues are achieved.

.

We expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, and collaborations, arrangements or acquisitions. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the interests of our stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development or acquisition of product.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Years Ended December 31,
	2022	2021	$ Change
Net cash provided by/(used in):
Operating activities	$(10,852,148)	$(5,787,095)	$(5,065,053)
Investing activities	-	-	-
Financing activities	7,290,674	6,956,672	334,002
Net change in cash	$(3,561,474)	$1,169,577	$(4,731,051)

Operating Activities

Net cash used in operating activities was approximately $10.85 million and $5.79 million for the years ended December 31, 2022 and 2021, respectively. The net cash used in operating activities for the year ended December 31, 2022 was due to approximately $3.98 million spent on research and development, approximately $2.42 million spent on salaries and related compensation expenses, $1.92 million in other general and administrative expenses and approximately $2.08 million spent on professional fees. The net cash used in operating activities for the year ended December 31, 2021 was due to approximately $2.27 million spent on professional fees, $2.89 million spent on salaries and related compensation expenses and $1.68 million spent on research and development activities  . The increase in net cash used in operating activities in 2022 compared to 2021 was primarily due to the increase in the Company’s research and development expenses and other general and administrative expenses.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was due to approximately $6.5 million of funds raised from the issuance of convertible notes in the Units Private Placement, net of issuance costs, and $0.78 million received from the issuance of other promissory notes, net of repayments. During 2022 the Company also repaid approximately $0.1 million in aggregate notes payable as part of the Units Private Placement issuances and repaid approximately $0.1 million in notes payable assumed on the acquisition of My Health Logic. Net cash provided by financing activities for the year ended December 31, 2021 was due to $6.69 million of funds raised from the issuance of convertible notes in the Units Private Placement, net of issuance costs, and $0.26 million obtained from issuance of promissory notes to related parties. The increase in net cash provided by financing activities in 2022 compared to 2021 was due to the combined increase in funds raised from the Units Private Placement and the issuance of other promissory notes.

Contractual Obligations and Commitments

Royalties and Other Commitments

On December 15, 2019, the Company entered into an asset purchase agreement (the “Somahlution Agreement”), as amended on March 31, 2020 and May 29, 2020 to extend the termination date, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC (collectively, “Somahlution”) to acquire the Somahlution Assets and none of the liabilities of Somahlution, including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties.

On July 31, 2020, the Company and Somahlution entered into Amendment No. 3 to the Somahlution Agreement (“Amendment No. 3”) and the Somahlution Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc., in addition to the Somahlution Assets. This change to the Somahlution Agreement was made to accommodate the EU requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 3, the Company agreed to assume certain payables of Somahlution related to clinical and medical expenses. The parties also orally agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties.

Pursuant to the Somahlution Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to pay to certain beneficial owner designees of Somahlution, among other consideration:

●	The following contingent consideration upon receiving FDA final approval and insurance reimbursement approval on the products, and in the amounts, specified below, subject to certain expiration terms, none of which had been earned or granted as of December 31, 2022:

○	DuraGraft products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
■	Payment on a pro rata basis of 10% of the cash value of rare pediatric voucher sales following FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product;
■	Following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product, grant of warrants on a pro rata basis to purchase an aggregate of 250,000 shares of common stock with a term of five years and a strike price determined based on the average of the closing prices of the common stock for the 30 calendar days following the date of the public announcement of FDA approval; and
■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

◌	Somahlution derived solid organ transplant products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

◌	Somahlution Assets-derived over-the-counter products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;

◌	Other Somahlution Assets-derived products from existing Somahlution pipelines:

■	Royalties to be paid on all net sales of the product of 1%; and

●	A liquidation preference, up to a maximum of $20 million, and the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount upon the sale by the Company of all or substantially all of the Somahlution Assets.

For additional discussion of this transaction, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons”.

Office and Laboratories Space Lease

On December 11, 2020, the Company entered into a five-and-a-half-year lease agreement for approximately 10,300 square feet of administrative office and laboratories space, which commenced in December 2020 at a monthly rent of approximately $10,800, increasing by 2.5% annually beginning in the second year of the lease until the end of the term. Additionally, pursuant to the agreement, the Company would pay approximately $12,000 per month in operating expenses.

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,260 increasing to $15,641 in 2023 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of December 31, 2022, the remaining lease term was 3.42 years. The lease has been classified as an operating lease.

The total rent expense under the lease for the years ended December 31, 2022 and 2021 was $370,945 and $118,084, respectively.

As of December 31, 2022 and 2021, minimum lease payments in relation to lease commitments were payable as follows:

	2022	2021
Within 1 year	$423,495	$277,142
After 1 year and within 5 years	1,145,050	962,376
Total lease commitments	$1,568,545	$1,239,518

We enter into contracts in the normal course of business for our contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the discussion above.

Promissory Notes

On October 23, 2022, the Company issued a promissory note to Hub International Limited for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As of December 31, 2022, the balance due under the promissory note was $164,729. During 2021, a promissory note in the principal amount of $127,798 bearing interest at the annual rate of 5.22% per annum, due August 24, 2022, payable monthly starting November 24, 2021, was issued to the same creditor and was repaid with interest prior to entry into the note issued on October 23, 2022.

On October 28, 2022, following the October 2022 Letter Agreement, the Company extinguished convertible promissory notes held by Univest and Mr. Richmond in the aggregate principal amount of $300,000, as well as related Class C Warrants. The parties agreed to forgo compensation previously received for no consideration in exchange.

On December 28, 2022, the Company issued the December 2022 Promissory Note for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023. Pursuant to the December 2022 Promissory Note, the Company agreed to issue warrants to purchase common stock equal to $1,500,000 with the same terms as any warrants issued in the Company’s next financing round and which will be immediately exercisable. Default in the payment of principal or interest or other material covenant under the note triggers a default penalty equal to 0.666% of $750,000 per month during the period of default, and other lender rights, including the demand of immediate payment of all amounts due including accrued but unpaid interest, and recovery of all costs, fees including attorney’s fees and disbursements, and expenses relating to collection and enforcement of the promissory note. As of December 31, 2022, the balance due under this note was $750,000.

As part of the Somahlution acquisition, Marizyme assumed an aggregate of $468,137 in notes payable. These notes were unsecured, and bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of the Units Private Placement issuances during the year ended December 31, 2022. As of December 31, 2022, the balance of the remaining note payable was $218,100 (2021 - $469,252).

Going Concern

The Company had a net loss for the year ended December 31, 2022 of approximately $38.17 million, negative working capital as of December 31, 2022 of approximately $0.97 million, and had cash used in operations of approximately $10.85 million for the year ended December 31, 2022. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has been impacted by the COVID-19 pandemic and related supply chain shortages and other economic conditions, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries were delayed as a result. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic”.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

While our significant accounting policies are more fully described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606” or the “new revenue standard”).

Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 outlines a five-step process for recognizing revenue from customer contracts that includes i) identification of the contract with a customer, ii) identification of the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the separate performance obligations in the contract, and v) recognizing revenue associated with performance obligations as they are satisfied.

At contract inception, the Company assesses the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company has identified one performance obligation which is related to DuraGraft product sales. For the Company’s distribution partner channel, the Company recognizes revenue for product sales at the time of delivery of the product to its distribution partner (customer). As products have an expiration date, if a product expires, the Company will replace the product at no charge. There were no significant judgements made in applying this topic.

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

Impairment

●	Impairment of long-lived assets: The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.

●	Goodwill: Goodwill is recorded at the time of purchase for the excess of the amount of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed. The fair value is determined using the estimated discounted future cash flows of the reporting unit. Goodwill is not amortized and instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. This impairment test is performed annually at December 31. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge.

●	In-process research and development assets: IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment.

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

Stock-Based Compensation

Share-based compensation expense for employees and directors is recognized in the Consolidated Statement of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, the Company estimates the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. The Company estimates the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, the Company estimates the grant date fair value using its closing stock price on the date of grant. The Company recognizes the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. The Company recognizes the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which the Company’s share-based awards vest.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company’s consolidated financial statements as well as material updates to previous assessments. There were no new material accounting standards issued or adopted in year of 2022 that impacted the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARIZYME, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,

Marizyme, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marizyme, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Evaluation of Intangible Assets and Goodwill

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company reviews long-lived intangible assets and goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. In order to estimate the fair value of the assets, management is required to make significant estimates and assumptions related to the potential future benefits of these intangible assets. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any intangible asset impairment charge, or both. As a result of management’s assessments, the Company recognized impairment charges of $24,350,000 during the year ended December 31, 2022, all of which was related to the Krillase technology originally acquired on September 12, 2018.

We identified the impairment evaluation of intangible assets and goodwill as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to the future potential benefits attributable to intangible assets. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the potential future benefits of these intangible assets required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Matter was Addressed in the Audit

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to historical results, internal communications to management and those charged with governance of Marizyme, and forecasted information included in analyst and industry reports for the Company and its peer companies. With the assistance of our valuation specialists, we evaluated the reasonableness of the impairment by evaluating methodologies used by management, determining the completeness and accuracy of information, sensitivity analyses, testing the source information underlying the determination of the impairment, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the impairment amount enacted by management.

Fair Value of the Contingent Liabilities for Duragraft Acquisition

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company had $9,707,000 of contingent liabilities as of December 31, 2022 related to the 2019 acquisition of Duragraft. The contingent consideration payments are subject to the Company’s achievement of certain revenue targets and achievement of certain FDA milestones. Management determines the estimated fair value of the contingent consideration liability using a combination of monte carlo and scenario-based valuation methods. The unobservable inputs used by management to determine the fair value of the contingent consideration liability include projected revenues, volatility, cost of debt, discount rates and various holding periods and exit terms.

The principal considerations for our determination that performing procedures relating to the fair value of the contingent liabilities as a critical audit matter are (i) the significant judgment by management when determining the fair value, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the monte carlo and scenario-based valuation methods and evaluating management’s significant assumptions related to the projected revenues, volatility, and discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Matter was Addressed in the Audit

To test the estimated fair value of contingent consideration liabilities at year end, our audit procedures included evaluating methodologies used by management, determining the completeness and accuracy of information, sensitivity analyses, inspecting the terms of the executed agreement, assessing the Monte Carlo and Scenario-Based simulation models used and testing the key contractual inputs and significant assumptions discussed above. We evaluated the assumptions and judgments considering observable industry and economic trends and standards, external data sources and regulatory factors. Estimated amounts of future revenues were evaluated for reasonableness in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We also assessed the professional competence, experience, and objectivity of the Company’s external valuation specialist. We involved a valuation specialist to assess the Company’s Monte Carlo and Scenario Based simulation models and to perform corroborative fair value calculations.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Whippany, New Jersey

March 24, 2023

PCAOB ID Number 100

MARIZYME, INC.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS:
Current
Cash	$510,865	$4,072,339
Accounts receivable	87,801	8,650
Other receivables	15,310	41,307
Prepaid expenses	1,125,761	257,169
Inventory	215,566	22,353
Total current assets	1,955,303	4,401,818
Non-current
Property, plant and equipment, net	12,545	12,817
Operating lease right-of-use assets, net	1,485,023	1,158,776
Intangible assets, net	27,675,020	52,866,192
Prepaid royalties, non-current	339,091	339,091
Deposits	30,000	30,000
Goodwill	7,190,656	7,190,656
Total non-current assets	36,732,335	61,597,532
Total assets	$38,687,638	$65,999,350

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$1,365,443	$1,596,147
Note payable	1,132,829	127,798
Due to related parties	-	1,132,634
Operating lease obligations	423,495	277,142
Total current liabilities	2,921,767	3,133,721
Non-current
Operating lease obligations, net of current portion	1,061,528	881,634
Note payable, net of current portion	-	469,252
Convertible notes	2,751,633	26,065
Derivative liabilities	4,823,725	2,485,346
Contingent liabilities	9,707,000	11,313,000
Total non-current liabilities	18,343,886	15,175,297
Total liabilities	21,265,653	18,309,018

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, par value $0.001, 75,000,000 shares authorized, issued and outstanding shares - 40,528,191 at December 31, 2022 and 2021	40,528	40,528
Additional paid-in capital	103,370,890	95,473,367
Accumulated deficit	(85,989,433)	(47,823,563)
Total stockholders’ equity	17,421,985	47,690,332
Total liabilities and stockholders’ equity	$38,687,638	$65,999,350

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2022	2021

Revenue	$233,485	$210,279
Direct cost of revenue	54,319	80,354
Gross profit	179,166	129,925
Operating expenses:
Professional fees (includes related party amounts of $172,800 and $410,400, respectively)	2,082,079	2,269,756
Salary expenses	2,421,969	2,887,309
Research and development	3,978,826	1,681,899
Stock-based compensation	1,905,948	898,444
Depreciation and amortization	841,444	43,871
Impairment of intangible assets	24,350,000	-
Other general and administrative expenses	1,922,696	1,170,029
Total operating expenses	37,502,962	8,951,308
Total operating loss	(37,323,796)	(8,821,383)

Other income (expense)
Interest and accretion expenses	(2,789,255)	(126,024)
Change in fair value of contingent liabilities	1,606,000	(1,387,000)
Gain/(loss) on debt extinguishment	338,181	(663,522)
Other income	3,000	-
Total other income (expense)	(842,074)	(2,176,546)

Net loss	$(38,165,870)	$(10,997,929)

Loss per share – basic and diluted	$(0.94)	$(0.31)

Weighted average number of shares of common stock outstanding – basic and diluted	40,727,092	36,041,613

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	35,928,191	$35,928	$82,077,334	$(36,825,634)	$45,287,628
Warrants issued for acquisition	-	-	(732,300)	-	(732,300)
Issuance of common stock for acquisition	4,600,000	4,600	7,769,400	-	7,774,000
Warrants issued	-	-	5,493,821	-	5,493,821
Stock-based compensation expense	-	-	865,112	-	865,112
Net loss	-	-	-	(10,997,929)	(10,997,929)
Balance, December 31, 2021	40,528,191	40,528	95,473,367	(47,823,563)	47,690,332
Stock-based compensation expense	-	-	1,905,948	-	1,905,948
Issuance of warrants	-	-	6,191,575	-	6,191,575
Exercise of warrants	300,000	300	2,700	-	3,000
Common stock repurchased and cancelled	(300,000)	(300)	(2,700)	-	(3,000)
Warrants repurchased and retired	-	-	(200,000)	-	(200,000)
Net loss	-	-	-	(38,165,870)	(38,165,870)
Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,165,870)	$(10,997,929)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	841,444	43,871
Stock-based compensation	1,905,948	865,112
Stock-based compensation - restricted common stock	-	33,332
Interest and accretion on convertible notes and notes payable	2,789,255	126,024
Issuance of warrants for services	1,850,533	368,287
Impairment of intangible assets	24,350,000	-
Change in fair value of contingent liabilities	(1,606,000)	1,387,000
(Gain) loss on debt extinguishment	(338,181)	663,522
Other income	(3,000)	-
Change in operating assets and liabilities:
Accounts and other receivables	(53,154)	36,298
Prepaid expenses	(868,592)	(184,112)
Inventory	(193,213)	33,987
Accounts payable and accrued expenses	(228,684)	968,788
Due to related parties	(1,132,634)	868,725
Net cash used in operating activities	(10,852,148)	(5,787,095)

Cash flows from financing activities:
Proceeds from financing, net of issuance cost	6,500,743	6,692,765
Proceeds from promissory notes, net of repayments	786,931	263,907
Proceeds from exercise of warrants	3,000	-
Net cash provided by financing activities	7,290,674	6,956,672

Net change in cash	(3,561,474)	1,169,577

Cash at beginning of year	4,072,339	2,902,762

Cash at end of year	$510,865	$4,072,339

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$2,338,379	$2,485,346
Warrants and debt discount issued in connection with convertible notes	$4,341,042	$5,125,534
Settlement of notes payable with convertible notes	$278,678	$-
Warrants repurchased and retired	$200,000	$-
Contingent liabilities	$-	$9,926,000
Issuance of common stock in connection with business combination	$-	$7,774,000
Notes payable assumed in connection with business combination	$-	$468,137

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Notes to the Consolidated Financial Statements

December 31, 2022

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

On March 21, 2018, the Company’s name was changed to Marizyme, Inc., to reflect the new life sciences focus. Marizyme’s common stock is currently quoted on the OTCQB tier of OTC Markets Group, Inc. under the symbol “MRZM”.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries, Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”), Marizyme Sciences, Inc. (“Marizyme Sciences”), and My Health Logic, Inc. (“My Health Logic”). All intercompany transactions have been eliminated on consolidation.

Going Concern

The Company’s consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $85,989,433 at December 31, 2022. Additionally, the Company has negative working capital of $966,464 and $510,865 of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully develop its intangible assets, receive an approval from the U.S. Food and Drug Administration (“FDA”) to extend the selling of the products into the U.S. market which may result in the Company attaining profitable operations.

During the next twelve months from the date the consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the SEC, and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. On February 14, 2021, Marizyme completed a preliminary prospectus with intention to raise up to $17,250,000. Since then, the prospectus has been amended with the most recent amendment made on February 13, 2023 with intention to raise up to $9,600,000. As of the date of this annual report, the prospectus remains preliminary. The proceeds from the offering will be used by the Company (i) to develop its DuraGraft, MATLOC, and Krillase platforms; (ii) to commercialize and produce its products, (iii) to repay promissory notes issued to Walleye Opportunities Master Fund Ltd and Hexin Global Ltd., and (iv) for general working capital and other corporate purposes.   While the Company believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the allocation of the purchase price in a business combination to the underlying assets and liabilities, recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, derivative liabilities, contingent liabilities, and deferred tax valuations.

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

The carrying amounts of certain cash, accounts receivable, other receivables, accounts payable and accrued expenses, notes payable, and amounts due to related parties approximate fair value due to the short-term nature of these instruments.

The fair value of lease obligations is determined using discounted cash flows based on the expected amounts and timing of the cash flows discounted using a market rate of interest adjusted for appropriate credit risk.

The contingent liabilities assumed on the acquisition of Somahlution consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 6.21 years. For the year ended December 31, 2022, changes in these assumptions resulted in $2,925,000 decrease in fair value of these liabilities. The decrease was driven by decrease in the Company’s stock price year over year. At December 31, 2022 the fair market value of performance warrants and pediatric vouchers warrants liabilities was $1,427,000 (2021 - $4,352,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the year ended December 31, 2022, changes in these assumptions resulted in $1,414,000 increase in fair value of these liabilities. At December 31, 2022, the fair market value of royalty payments was $5,402,000 (2021 - $3,988,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the year ended December 31, 2022, changes in these assumptions resulted in $95,000 decrease in fair value of this liability. At December 31, 2022 the fair market value of rare pediatric vouchers was $1,055,000 (2021 - $1,150,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the Agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the year ended December 31, 2022. At December 31, 2022 and 2021, the fair market value of liquidation preference was $1,823,000.

The derivative liabilities consisted of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to the Unit Purchase Agreement (see Note 7).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. At December 31, 2022 and 2021, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
December 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	9,707,000
Total	$-	$-	$14,530,725

	Fair Value Hierarchy
December 31, 2021	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$2,485,346
Contingent liabilities	-	-	11,313,000
Total	$-	$-	$13,798,346

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2021	$13,798,346
Change in fair value of contingent liabilities	(1,606,000)
Derivative liabilities issued pursuant to Unit Purchase Agreement	2,338,379
Balance at December 31, 2022	$14,530,725

Cash

Cash includes cash in readily available checking accounts.

Concentrations of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Inventory

Inventory consisted of primarily finished goods and is valued at the lower of cost and net realizable value. Cost is determined using the first-in, first out method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has determined that no inventory reserve was necessary as of December 31, 2022 and 2021.

Accounts Receivable

Trade receivables are amounts due from customers for goods sold in the ordinary course of business. Accounts receivable are non-interest bearing and are due for settlement in full within 30 days. Trade receivables are shown net of allowance for bad or doubtful debts.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company did not have an allowance at December 31, 2022 or 2021. The Company did not record any bad debt expense in each of the years ended December 31, 2022 and 2021.

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

Impairment

●	Impairment of long-lived assets: The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.

●	Goodwill: Goodwill is recorded at the time of purchase for the excess of the amount of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed. The fair value is determined using the estimated discounted future cash flows of the reporting unit. Goodwill is not amortized and instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. This impairment test is performed annually at December 31. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge.

●	In-process research and development assets: IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment.

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

Revenue Recognition

Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 outlines a five-step process for recognizing revenue from customer contracts that includes i) identification of the contract with a customer, ii) identification of the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the separate performance obligations in the contract, and v) recognizing revenue associated with performance obligations as they are satisfied.

At contract inception, the Company assesses the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company has identified one performance obligation which is related to DuraGraft product sales. For the Company’s distribution partner channel, the Company recognizes revenue for product sales at the time of delivery of the product to its distribution partner (customer). As products have an expiration date, if a product expires, the Company will replace the product at no charge. There were no significant judgements made in applying this topic.

Direct Cost of Revenue

Cost of sales includes the actual cost of merchandise sold, and the cost of transportation of merchandise from the Company’s third-party vendor to its distributer.

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

Stock-Based Compensation

Share-based compensation expense for employees and directors is recognized in the Consolidated Statement of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, the Company estimates the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. The Company estimates the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, the Company estimates the grant date fair value using its closing stock price on the date of grant. The Company recognizes the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. The Company recognizes the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which the Company’s share-based awards vest.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. There was no interest or penalties as of December 31, 2022 and 2021.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company’s consolidated financial statements as well as material updates to previous assessments. There were no new material accounting standards issued or adopted in year of 2022 that impacted the Company.

2. Acquisitions

DuraGraft®

On December 15, 2019, the Company entered into a contingent   asset purchase agreement (the “Agreement”), as amended on March 31, 2020 and May 29, 2020, with Somahlution, LLC, Somahlution, Inc., and Somaceutica, LLC (collectively, “Somahlution” or “Seller”) to acquire all of the assets and none of the liabilities of Somahlution (the “Acquisition”), including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties.

On July 31, 2020, the Company and Somahlution entered into Amendment No. 3 to the Agreement and the Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. This change to the Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 3, the Company agreed to assume certain payables of Somahlution related to clinical and medical expenses. It was agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties. As of December 31, 2022 and 2021, prepaid royalties were $339,091 and were recorded as a non-current asset.

Pursuant to the Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to issue to Somahlution:

●	10,000,000 restricted shares of common stock of the Company;
●	Warrants to purchase 3,000,000 restricted common shares of the Company with a strike price of $5.00 per common share and a term of five years;
●	The Company, on a pro rata basis, shall grant the Seller the following contingent consideration upon receiving the FDA final approval and insurance reimbursement approval on the product:

◌	Grant of performance warrants for 4,000,000 restricted common shares of the Company, with a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval;
◌	Royalties to be paid on all net sales of the product acquired from Somahlution of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
◌	Payment of 10% of cash value of the rare pediatric voucher sales following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product;
◌	Grant of rare pediatric voucher warrants to purchase an aggregate of 250,000 commons shares with a term of five years and a strike price determined based on the average of the closing prices of the common shares for the 30 calendar days following the date of the public announcement of FDA approval, and
◌	Liquidation preference, up to a maximum of $20 million upon the sale by the Company of all or substantially all of the assets relating to the Somahlution products. Upon the sale of either or both of the DuraGraft or Somahlution derived solid organ transplant products, the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount.

On July 30, 2020, the Company completed the acquisition of Somahlution Assets   (the “Somahlution Transaction”). The acquisition of Somahlution provided the Company with access to DuraGraft and other related intangible assets, which upon approval by FDA, will further the Company’s continued growth and international-wide product rollout.

Accounting Standards Codification (“ASC”) 805-10 the substance of a transaction constitutes a business combination as the business of Somahlution meets the definition of a business under the standard. Accordingly, the transaction was accounted for in accordance with the acquisition method of accounting, and the assets acquired, and the liabilities assumed have been recorded at their respective estimated fair values as of the acquisition date. The purchase price is based on management’s estimate of fair value of the common shares and warrants issued as well as contingent consideration and liquidation preference given up. The final allocation of the purchase price consideration to the assets acquired and liabilities assumed has been completed and finalized.

Details of the carrying amount and the fair value of identifiable assets and liabilities acquired and purchase consideration paid are as follows:

Consideration
Common shares	$12,500,000
Warrants	1,200,000
Contingent consideration	9,926,000
Total consideration	$23,626,000

Fair value of identifiable assets acquired, and liabilities assumed
Net working capital	$30,908
Property, plant, and equipment	9,092
Intangible assets	18,170,000
Goodwill	5,416,000
Total identifiable assets	$23,626,000

The intangible assets acquired include:

●	DuraGraft patent, with estimated remaining economic life of 13 years,
●	“Distribution relationships” intangible asset related to DuraGraft products, with estimated remaining economic life of 10 years, and
●	In-process research and development intangible asset – “Cyto Protectant Life Sciences” with indefinite economic life.

Goodwill is attributed to the workforce and profitability of the acquired business and is not deductible for tax purposes. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 33.8% was used in the fair value assumptions for the assembled workforce acquired.

Pro forma revenue, net income, and earnings per share are not presented for this acquisition as they are not material.

My Health Logic Inc.

On November 1, 2021, Marizyme entered into a definitive arrangement agreement with HLII pursuant to which the Company will acquire all of the issued and outstanding common shares of My Health Logic Inc. (“My Health Logic” or “MHL”), a wholly owned subsidiary of HLII, in exchange for common shares of Marizyme (the “Marizyme Shares”).

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

On December 22, 2021, Marizyme received the necessary regulatory, court and stock exchange approval to complete the acquisition of MHL resulting in a total of 4,600,000 Common Shares issued to HLII; 230,000 of these shares are being held and administered by Marizyme to be released to HLII, less any amounts claimed by Marizyme or its affiliates for any losses arising out of certain breaches as set out in the acquisition agreement. This resulted in HLII holding approximately 11.35% of the total number of issued and outstanding Marizyme Shares (based on 40,528,191 Marizyme Shares issued and outstanding immediately after closing).

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

As a result of the My Health Logic acquisition, the Company acquired its lab-on-chip technology platform, its patient-centric, digital point-of-care diagnostic device - MATLOC 1, as well as patents rights and trademarks relating to it. In addition, the Company acquired ownership rights to MATLOC patents issued in the European Union, Canada, and the United States.

The intangible assets acquired include:

●	Trade name, with estimated remaining economic life of 14 years,
●	Software, which enables customers to track and update their test results, with economic life of 15 years, and
●	Biotechnology intangible assets related to lab-on-chip technology, with estimated remaining economic life of 17 years.

As part of the acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. For the years ended December 31, 2022 and 2021, Marizyme recognized $19,662 and $1,115 of interest expense on the notes payable, respectively. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 7). As of December 31, 2022, balance of the remaining note payable was $218,100 (2021 - $469,252).

Goodwill is attributed to the workforce and profitability of the acquired business and is not deductible for tax purposes. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 37.5% was used in the fair value assumptions for the assembled workforce acquired.

Pro forma revenue, net income, and earnings per share are not presented for this acquisition as they are not material.

3. Leases

On December 11, 2020, the Company entered into a five-and-a-half-year lease agreement for approximately 10,300 square feet of administrative office and laboratories space, which commenced in December 2020 at a monthly rent of approximately $10,800, increasing by 2.5% annually beginning in the second year of the lease until the end of the term. Additionally, pursuant to the agreement, the Company would pay approximately $12,000 per month in operating expenses.

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,260 increasing to $15,641 in 2023 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of December 31, 2022, the remaining lease term was 3.42 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the years ended December 31, 2022 and 2021 was $370,945 and $118,084, respectively.

The following table summarizes supplemental balance sheet information related to the operating lease as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Right-of-use asset	$1,485,023	$1,158,776

Operating lease liabilities, current	$423,495	$277,142
Operating lease liabilities, non-current	1,061,528	881,634
Total operating lease liabilities	$1,485,023	$1,158,776

As of December 31, 2022, the maturities of the lease liabilities for years ended December 31 are as follows:

2023	$423,495
2024	434,082
2025	444,934
2026	266,034
Total lease payments	$1,568,545
Less: Present value discount	(83,522)
Total	$ 1,485,023

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

At December 31, 2022, management determined that the carrying value of Krillase exceeded its recoverable amount. Impairment of $24,350,000 was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2022 (2021 - $Nil).

DuraGraft

As part of the Somahlution acquisition (see Note 2), Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology. No impairment has been recognized on DuraGraft intangible assets for the years ended December 31, 2022 and 2021.

My Health Logic

As part of the My Health Logic acquisition (see Note 2), Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. No impairment has been recognized on My Health Logic intangible assets for the years ended December 31, 2022 and 2021.

		December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$(24,350,000)	$4,250,000	$28,600,000	$-	$28,600,000
Patents in process	122,745	-	-	122,745	122,745	-	122,745
DuraGraft patent	5,256,000	(977,076)	-	4,278,924	5,256,000	(572,768)	4,683,232
DuraGraft - Distributor relationship	308,000	(74,433)	-	233,567	308,000	(43,633)	264,367
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	-	12,606,000	12,606,000	-	12,606,000
My Health Logic - Trade name	450,000	(32,947)	-	417,053	450,000	(804)	449,196
My Health Logic - Biotechnology	4,600,000	(277,353)	-	4,322,647	4,600,000	(6,765)	4,593,235
My Health Logic - Software	1,550,000	(105,916)	-	1,444,084	1,550,000	(2,583)	1,547,417
Total intangibles	$53,492,745	$(1,467,725)	$(24,350,000)	$27,675,020	$53,492,745	$(626,553)	$52,866,192

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2021	$5,416,000	$1,774,656	$7,190,656
Additions on acquisitions	-	-	-
Impairment	-	-	-
Balance, December 31, 2022	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2020	$42,278,211
Acquired in Somahlution Transaction	4,022,271
Acquired in MHL Transaction	6,600,000
Additions	2,775
Amortization expense	(37,065)
Balance, December 31, 2021	52,866,192
Impairment	(24,350,000)
Amortization expense	(841,172)
Balance, December 31, 2022	$27,675,020

Future amortizations for DuraGraft and My Health Logic intangible assets for the next five years will be $841,172 for each year from 2023 through 2027 and $6,490,413 for 2028 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses, summarized by major category, as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Trade accounts payable	$1,224,542	$1,465,860
Accrued expenses	697	8,215
Accrued compensation expenses	140,204	122,072
Total accounts payable and accrued expenses	$1,365,443	$1,596,147

6. Notes Payable

On October 23, 2022, the Company issued a note payable to Hub International for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As at December 31, 2022, the balance of note payable due was $164,729 (2021 - $127,798).

On December 28, 2022, the Company issued a promissory note for $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023. The Company agreed to issue to the lender warrants to purchase common stock equal to $1,500,000 with the same terms as any warrants issued in the Company’s next financing round and will be immediately exercisable. Default in the payment of principal or interest or other material covenant under the note triggers a default penalty equal to 0.666% of $750,000 per month during the period of default, and other lender rights, including the demand of immediate payment of all amounts due including accrued but unpaid interest, and recovery of all costs, fees including attorney’s fees and disbursements, and expenses relating to collection and enforcement of the promissory note. No liability has been recognized for the warrants as they have not been issued and their terms remain contingent upon the next financing.

As referenced in Note 2, as part of the Somahlution acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 7). As of December 31, 2022, balance of the remaining note payable was $218,100 (2021 - $469,252).

7. Convertible Promissory Notes and Warrants

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

December 2021 Exchange Agreements

On December 21, 2021, in conjunction with a $6,000,000 investment, the Company and the existing Unit holders agreed to exchange the original securities (“Old Securities”) held by the current investors/unit holders for New Securities, consisting of (i) a New Note in the principal amount equal to the original principal amount of the Original Note, plus all accrued interest through the day prior to December 21, 2021, and (ii) a new warrant (“New Class C Warrants”) in exchange for the original Class C Warrants (“Original Class C Warrants”). The Exchange of the Original Securities for the New Securities included the following significant changes:

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

As a result of this substantial modification, the total of 621,087 Units previously issued was replaced with an aggregate of 832,022 pro rata Units and a loss on debt extinguishment of $663,522 was recorded in consolidated statement of operations for the year ended December 31, 2021.

During the year ended December 31, 2022, the Company issued additional 4,180,071 units under the New Securities agreement for the proceeds of $6,500,743, net of issuance cost. Of the total 4,180,071 Units issued (i) 159,245 Units were issued to settle notes payable assumed on acquisition of My Health Logic (see Note 4), (ii) 22,857 Units were issued to settle accounts payable, and (iii) 171,428 Units were issued in exchange for services rendered to the Company in the year ended December 31, 2022.

Additionally, on October 28, 2022, following a letter agreement entered into between the Company, Bradley Richmond, and Univest Securities, LLC (“Univest”), dated October 28, 2022, addressed and submitted to the Corporate Financing Department of the Financial Industry Regulatory Authority, Inc. (the “October 2022 Letter Agreement”), the Company extinguished convertible promissory notes held by Univest and Mr. Richmond, as well as Class C Warrants, attached to them. The parties agreed to forgo compensation previously received for no consideration in exchange. As the result of extinguishment of these obligations, the Company recorded $338,181 gain on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022.

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the convertible notes meet the definition of derivative liabilities and that the detachable warrants issued do not meet the definition of a liability and therefore will be accounted for as an equity instrument.

The fair value of the warrants of $4,341,042 (2021 - $4,299,649) and the fair value of derivative liabilities of $2,438,379 (2021 - $2,485,346) issued have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the year ended December 31, 2022, the Company recognized interest and accretion expense of $2,763,749 (2021 - $116,676) in the consolidated statements of operations.

Balance, December 31, 2020	$-
Convertible notes issued - original securities	1,174,945
Issuance costs	(105,745)
Debt discount	(964,153)
Debt accretion	90,611
Extinguishment of debt in connection with December 2021 Exchange Agreements	(195,658)
Convertible notes issued - new securities	7,456,039
Issuance costs	(671,044)
Debt discount	(6,784,995)
Debt accretion	26,065
Balance, December 31, 2021	$26,065
Convertible notes issued - new securities	7,315,138
Issuance costs	(535,717)
Debt discount	(6,479,421)
Debt accretion	2,763,749
Debt extinguishment	(338,181)
Balance, December 31, 2022	$2,751,633

	December 31, 2022	December 31, 2021
Convertible notes - total principal	$14,432,996	$7,482,104
Unamortized issuance costs and discount	(11,681,363)	(7,456,039)
Convertible Notes, Net of Debt Discount	$2,751,633	$26,065

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

In the event that the Company consummates, while the Convertible Note is outstanding, an equity financing with a gross aggregate amount of securities sold less than $10,000,000 (“Unqualified Financing”), then the equity offering price will be applicable to the conversion price and exercise price of such Convertible Notes and Class C Warrants. Moreover, in that event, the Class C Warrant holders may also apply a most-favored-nations clause in their warrants to request that their Class C Warrants provide that their warrant exercise rights should be further adjusted to allow them to purchase a proportionately higher number of additional shares equal to the initial number of shares which may be purchased by exercise of their Class C Warrants, multiplied by a fraction equal to the current exercise price divided by the adjusted exercise price, which would allow such Class C Warrant holders to purchase the same aggregate dollar amount of shares as initially provided such Class C Warrants. If the Convertible Notes and Class C Warrants’ conversion or exercise rights become so adjusted as a result of such an equity financing, then the Company would be required to register the additional shares of common stock that these securities may be converted into or exercised to purchase for resale.

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

8. Stockholders’ Equity

a)	Preferred stock

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 75,000,000 shares of common stock with a par value of $0.001.

As of December 31, 2022 and 2021 there were 40,528,191 shares of common stock issued and outstanding. During the year ended December 31, 2022, the Company had the following share issuances and cancellations:

●	On March 1, 2022, the Company issued 300,000 upon exercise of warrants.
●	On October 29, 2022, the Company repurchased and cancelled 300,000 shares of common stock.

During the year ended December 31, 2021, the Company had the following share issuances:

●	On December 22, 2021, the Company issued 4,600,000 pursuant to the My Health Logic transaction completion (see Note 2).

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of December 31, 2022, there remains 2,924,057 options available for issuance.

During the year ended December 31, 2022, the Company granted 400,000 (2021 – 1,532,500) share purchase options to directors, officers, employees, and consultants of the Company. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	2022	2021
Risk-free interest rate	2.98%	1.09%
Volatility	117.58%	252.08%
Exercise price	$2.20	$1.51
Dividend yield	0%	0%
Forfeiture rate	0%	0%
Expected life (years)	9.95	6.38

The Company recognizes forfeitures as they occur.

The summary of option activity for the years ended December 31, 2022 and 2021 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2020	3,800,943	$1.36	8.82
Granted	1,532,500	1.51
Forfeited	(1,682,500)	1.36
Outstanding at December 31, 2021	3,650,943	$1.24	8.34
Granted	400,000	2.20
Expired	(62,502)	1.25
Forfeited	(62,498)	1.25
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Exercisable at December 31, 2022	3,193,720	$1.20	5.36	$-

As of December 31, 2022, the Company had the following options issued and outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	3.49	$-
1.25	540,000	527,777	8.16	-
1.37	200,000	200,000	7.63	-
1.75	800,000	360,000	8.91	-
2.20	400,000	120,000	9.44	-
$1.33	3,925,943	3,193,720	6.06	$-

d)	Restricted Share Units

During the year ended December 31, 2021, the Company granted restricted share awards for an aggregate of 350,000 shares of common stock to directors, senior officers and consultants of the Company, with underlying performance conditions. As of December 31, 2022, the Company determined that the following performance conditions attached to the restricted share awards were achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somahlution and My Health Logic.

Therefore, compensation cost of $295,750 for the restricted share awards was recognized in stock-based compensation for the year ended December 31, 2022 (2021 - $Nil).

e)	Warrants

	Number	Weighted Average Price
December 31, 2020	3,393,651	$4.63
Issued pursuant to Unit Purchase Agreement	8,521,183	2.25
Issued	230,000	1.39
December 31, 2021	12,144,834	$ 2.90
Issued pursuant to Unit Purchase Agreement	8,360,147	2.25
Issued	878,398	1.16
Exercised	(300,000)	0.01
Expired	(113,637)	3.00
Cancelled pursuant to FINRA	(578,398)	1.75
Cancelled as part of debt extinguishment	(342,857)	2.25
December 31, 2022	20,048,487	$2.64

During the year ended December 31, 2022, the Company issued the following:

Unit Purchase Agreements Warrants

During the year ended December 31, 2022, pursuant to the applicable Unit Purchase Agreement, the Company issued an aggregate of 8,360,159 additional New Class C Warrants with an exercise price of $2.25 share and a term of five years. However, on October 28, 2022, following the October 2022 Letter Agreement, the Company extinguished convertible promissory notes held by Univest and Mr. Richmond (see Note 7), as well as Class C Warrants, attached to them. As the result the total of 342,857 Class C Warrants were cancelled.

Other Warrants

On January 26 and February 14, 2022, in exchange for services of Mr. Richmond, the Company granted him 300,000 warrants to purchase an aggregate 300,000 shares of Marizyme’s common stock at an exercise price of $0.01 per share. The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $568,677 and recorded in salary expense in the consolidated statement of operations for the year ended December 31, 2022. On March 15, 2022, Mr. Richmond exercised 300,000 warrants issued to him.

On June 26, 2022, the Company issued an additional 347,039 warrants to Mr. Richmond and 231,359 warrants to Univest to purchase an aggregate 578,398 shares of Marizyme’s common stock at an exercise price of $1.75 per share. The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $1,281,854, of which $769,113 was recorded in salary expense and $512,741 in professional fees in the consolidated statements of operations for the year ended December 31, 2022. On October 28, 2022, following the October 2022 Letter Agreement, the aggregate 578,398 warrants granted to Mr. Richmond and Univest were cancelled.

During the year ended December 31, 2021, the Company issued the following:

Unit Purchase Agreements Warrants

Pursuant to the May Unit Purchase Agreement (see Note 7) the Company issued (i) Class A Warrants for the purchase an aggregate of 469,978 shares of common stock, with a strike price of $3.13 per share and a term of five years, and (ii) Class B Warrants for the purchase an aggregate of 469,978 shares of common stock with a strike price of $5.00 per share and a term of five years.

On September 29, 2021, pursuant to the September 2021 Amended Unit Purchase Agreement, all Class A and Class B warrants were replaced with an aggregate of 1,045,549 pro rata Class C Warrants. The warrants had a strike price of 2.25 per share and a term of five years.

On December 2, 2021, the Company issued additional 197,777 Class C Warrants with the terms and conditions stipulated in the September 2021 Amended Unit Purchase Agreement.

On December 21, 2021, pursuant to the December 2021 Exchange Agreements (Note 7) all previously issued Original Class C Warrants were replaced with an aggregate of 1,664,044 pro rata New Class C Warrants with an exercise price of $2.25 per share (unchanged) and a five-year life measured from the date of the December 2021 Exchange Agreements. The decrease in the Unit price also resulted in additional number of New Class C Warrants being issued in exchange for the Original Class C Warrants due to the 200% warrant coverage provided for in the Unit Purchase Agreement.

On December 21, 2021, pursuant to the December 2021 Unit Purchase Agreement the Company issued additional 6,857,143 New Class C Warrants with an exercise price of $2.25 per share and a term of five years.

The detachable warrants issued were accounted for as an equity instrument and were ascribed an aggregate fair market value of $4,447,982 using the residual fair value allocation method.

Other Warrants

During the year ended December 2021, the Company issued warrants for the purchase of an aggregate of 230,000 shares of common stock for a settlement and services rendered. The warrants issued have an average strike price of $1.39 per share and an average term of 4.74 years, were fair valued at $368,287 and recorded in professional fees and salary expense in the consolidated statements of operations for the year ended December 31, 2021.

f)	Stock-based compensation

During the year ended December 31, 2022, the Company recorded $1,905,948 in non-cash share-based compensation (2021 - $898,444).

9. Related Party Transactions

As of December 31, 2022, the Company owed an aggregate of $Nil (2021 - $1,132,634) to related parties of the Company

During the year ended December 31, 2022, the Company incurred and settled $172,800 in professional services rendered by related parties of the Company and incurred and settled $76,390 of various expenses incurred by these parties in relation to their services rendered to the Company. The services were provided by entities which are controlled by management and are pursuant to various consulting agreements.

Additionally, as part of the Somahlution transaction in 2020 (Note 2), the Company recorded a prepaid royalty to the stockholders of Somahlution. The primary beneficial owner is Dr. Vithal Dhaduk, a director and significant stockholder of the Company. As at December 31, 2022, the Company had $339,091 in prepaid royalties (2021 - $339,091) which had been classified as non-current in the consolidated balance sheets.

10. Commitments and Contingencies

Legal Matters

Under a Confidential Settlement Agreement, dated November 18, 2022, the Company and Nicholas DeVito agreed that Mr. DeVito would dismiss a Complaint that Mr. DeVito filed on June 7, 2022 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito 16,000 “post-split” shares to be delivered in paper certificate form within three (3) business days of the reverse split. The settlement agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 of the SEC. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 60,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of August 27, 2020. Pursuant to the agreement, on January 4, 2023, the Company issued 16,000 shares of common stock to Mr. DeVito.

On August 19, 2021, Dr. Neil Campbell, former President, Chief Executive Officer and director of the Company, and Bruce Harmon, former Chief Financial Officer and Secretary of the Company, each filed a Complaint and Demand for Jury Trial against the Company and Insperity Peo Services, L.P., a Delaware limited partnership (“Insperity”), a joint employer of Dr. Campbell and Mr. Harmon with the Company under a Client Service Agreement, dated November 30, 2020 (collectively, the “Campbell/Harmon Complaints”). Both Campbell/Harmon Complaints allege that the Company and Insperity violated Section 448.105 of the Florida Private Whistleblower Act as a result of the constructive terminations of Dr. Campbell and Mr. Harmon after the occurrence of violations federal and state law, including federal securities law, at the Company that exposed Dr. Campbell and Mr. Harmon to civil and criminal forms of liability and that the Company was not addressing to their satisfaction. Both Campbell/Harmon Complaints demand approximately $30,000 - $50,000 in back pay and benefits, interest on back pay, front pay and/or lost earning capacity, compensatory damages, costs and attorney’s fees, and such other relief as the court deems equitable. In the year ended December 31, 2022, both cases were dismissed with prejudice and without any financial impact on the Company.

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022.
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board of Directors on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the year ended December 31, 2022, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020 (see Note 2), the Company entered into the Agreement with Somahlution stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. As at December 31, 2022, the Company had not earned any revenues from Krillase and did not have any sales of the DuraGraft products in U.S., therefore no royalties have been accrued or paid in the year.

Upon receiving FDA approval for the DuraGraft product, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As at December 31, 2022, minimum lease payments in relation to lease commitments are payable as described in Note 3.

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

In addition, the Company is dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill its orders is critical to the Company’s business success. The COVID-19 pandemic has impacted and may continue to impact certain of the Company’s manufacturers and suppliers. As a result, the Company has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect the Company’s business and financial results.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce the Company’s ability to access capital in the future, which could negatively affect the Company’s liquidity.

If the COVID-19 pandemic does not continue to slow and the spread of COVID-19 is not contained, the Company’s business operations, including those of contract manufacturers, could be further delayed or interrupted. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect the Company’s ability to operate the Company’s business and result in additional costs. It is not possible to reliably measure or quantify the impact COVID-19 has had on the financial results of the Company. If the COVID-19 pandemic continues for an extended period, it may materially adversely impact business operations and, consequently, future financial results.

11. Income Taxes

As of December 31, 2022, and 2021, the Company has federal net operating loss carry forwards of $41,733,000 and $34,971,000, respectively. As of December 31, 2022, and 2021, the Company has Florida state net operating loss carry forwards of $18,117,000 and $11,354,000, respectively. The federal and Florida state net operating loss carryforwards are carried forward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2022 and 2021), as follows:

	December 31, 2022	December 31, 2021
Tax expense (benefit) at the statutory rate	$(8,014,646)	$(2,309,565)
State taxes	(1,658,268)	-
Non-deductible items	702,460	620,855
Deferred true-ups	40,912	(199,782)
Other	(121,202)	-
Change in valuation allowance	9,050,744	1,888,492
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2022 and 2021 remain open to examination by federal agencies and other jurisdictions in which it operates.

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
U.S. statutory federal rate	21.0%	21.0%
State taxes	4.3%	0.0%
Non-deductible / non-taxable items	-1.8%	-5.6%
Deferred true-up	-0.1%	1.8%
Other	0.3%	0.0%
Valuation allowance	-23.7%	-17.2%
Total provision	0.0%	0.0%

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forward	$9,551,121	$8,758,337
Lease liability	376,379	277,142
Intangible assets	3,618,128	(3,665,013)
Capitalized research and development costs	974,819	-
	14,520,448	7,315,601
Deferred tax liabilities:
Fixed assets	(376,379)	(277,142)
	(376,379)	(277,142)
Total gross deferred tax assets	14,144,068	5,093,324
Less: Deferred tax asset valuation allowance	(14,144,068)	(5,093,324)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $14,144,068 and $5,093,324 as of December 31, 2022 and 2021, respectively. The Company is evaluating the foreign reporting requirements as it relates to revenue from foreign sources and has determined that any accrual would not be material.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

12. Subsequent Events

Pursuant to Unit Purchase Agreement (see Note 7), on January 12, 2023, the Company and Univest has signed a Letter for the investors in the Units Private Placement, dated January 12, 2023 (the “Letter Agreement”), where the parties agreed that simultaneously with any adjustment to the exercise price under the Class C Warrants as a result of any equity issuances, not including qualified financings and certain other exempt issuances, the number of shares of Common Stock that may be purchased under the Class C Warrants will be increased such that the aggregate exercise price of such shares will be the same as the same as the aggregate exercise price in effect immediately prior to the adjustment, without regard to any limitations on exercise contained in the Class C Warrants, including the beneficial ownership limitation described above. The Letter Agreement was approved by the Board on January 18, 2022.

On February 6, 2023, the Company entered into a securities purchase agreement with Walleye Opportunities Master Fund Ltd (“Investor”) pursuant to which the Company issued to the Investor an Unsecured Subordinated Convertible Promissory Note (the “Note”) in the aggregate principal amount of $1,000,000 (the “Subscription Amount”) and a Class D Common Stock Purchase Warrant (the “Warrant”) to purchase up to a number of shares of the Company’s common stock equal to the quotient of 250% of the Subscription Amount divided by the price per share at which shares are sold in the Public Offering (as defined below) (the “Warrant Shares”).

The principal amount of the Note must be repaid in full by the Company to the holder of the Note on or before the date that is 90 days following the issuance of the Note, or May 7, 2023 (the “Maturity Date”). If all obligations arising under the Note are not paid or otherwise satisfied in full on the Maturity Date, then the principal amount of the Note shall be increased from $1,000,000 to $1,250,000. The Note bears no interest. If an event constituting an event of default under the Note occurs, including non-payment, defaults of covenants, an adverse judgment for payment of $500,000 or more, defaults on certain other indebtedness, bankruptcy-type events, or failure to maintain directors and officers insurance coverage of at least $1,000,000, and such event of default is not cured with the period specified, the obligations of the Company under the Note will become subject to immediate repayment obligations. As of March 24, 2023 the Note has not been repaid by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are defined in Rule 13a-15(e) under the Exchange Act to mean controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

At the end of the period covered by this Annual Report on Form 10-K an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. These material weaknesses were as follows:

●	We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments, and
●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting.

Our management concluded that although the Company no longer did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments,   the following material weakness in internal control over financial reporting remained as of December 31, 2022:

●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting.

Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, since December 31, 2022, management has added, or intends to add, controls to further enhance and revise the design of the existing controls, including the following:

●	Implementing reassessed design and operation of internal controls over financial reporting and reviewing procedures over the preparation of our financial statements.
●	Engaging of permanent accounting personnel and consultants to provide support during our quarterly and annual preparation, review, and reporting of our financial statements.
●	Appointing of qualified personnel to the key management roles to provide oversight and develop stronger controls, policies and procedures.
●	Maintaining adequate internal qualified personnel to properly supervise and review the information provided by outside consulting technical experts to ensure certain significant complex transactions and technical matters are properly accounted for.

We cannot assure you that these ongoing or planned measures in response to the material weakness in our internal control over financial reporting will be sufficient to remediate such material weakness or to avoid potential future material weaknesses.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective for the reasons discussed above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are a non-accelerated filer and are not subject to auditor attestation requirements under applicable SEC rules.

Changes to Internal Controls and Procedures over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

As previously reported under Item 5.07 of a Current Report on Form 8-K filed with the SEC on December 28, 2022, on December 27, 2022, at the Annual Meeting, the stockholders of the Company ratified an amendment to the SIP (the “SIP Amendment”). As stated in the proxy statement on Schedule 14A for the Annual Meeting filed with the SEC on November 10, 2022 (the “Proxy Statement”), the related proposal that was approved by the stockholders was to ratify an amendment to the SIP to increase the number of shares of common stock available for issuance under the SIP from 5,300,000 shares to 7,200,000 shares. The adoption of the SIP Amendment and the inclusion of a proposal that the stockholders ratify the SIP Amendment in the Proxy Statement were approved by the board of directors of the Company in resolutions that were adopted on August 30, 2022 and October 21, 2022. No other changes were made to the SIP by the SIP Amendment.

The SIP provides for the grant of certain equity awards, including (a) ISOs, (b) Nonstatutory Stock Options, (c) SARs, (d) Restricted Stock, (e) RSUs, (f) Stock granted as a bonus or in lieu of another award, and (g) Performance Awards. The Company’s principal executive officer, principal financial officer, and named executive officers are eligible to receive awards under the SIP.

A summary of the material terms of the SIP, as amended by the SIP Amendment, is set forth under “Item 11. Executive Compensation – Amended and Restated 2021 Stock Incentive Plan”, and is incorporated by reference into this item. The description of the SIP, as amended by the SIP Amendment, is qualified in its entirety by reference to the actual terms of the SIP, as amended by the SIP Amendment. Copies of the SIP and the SIP Amendment are attached to this Annual Report on Form 10-K as Exhibit 10.16 and Exhibit 10.62, respectively, and are incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
David Barthel	65	Chief Executive Officer, Secretary and Director
Dr. Vithalbhai Dhaduk	69	Chairman of the Board and Director
George Kovalyov	38	Chief Financial Officer and Treasurer
Harrison Ross	31	Vice President of Finance
Dr. Steven Brooks	53	Chief Medical Officer
Dr. Catherine Pachuk	66	Chief Scientific Officer and Executive Vice President
Terry Brostowin, Esq.	63	Director
Dr. William Hearl	65	Director
Julie Kampf	61	Director
Dr. Nilesh Patel	58	Director
Michael Stewart	65	Director

David Barthel. Mr. Barthel has served as our Chief Executive Officer since November 2021, as a director since December 2021, and as our Secretary since October 2022. From March 2021 to November 2021, Mr. Barthel was Chief Executive Officer of HLII and its wholly owned subsidiary, My Health Logic Inc., a company focused on developing an innovative point-of-care lab-on-chip digital diagnostic device technologies for chronic kidney disease. My Health Logic Inc., which holds the MATLOC 1 device technology and all accompanying agreements, was acquired by Marizyme in December 2021. From July 2019 to February 2021, Mr. Barthel was Managing Director at an affiliate company of Henry Schein, Inc. Mr. Barthel founded The SmartPill Corp. in 2002 and led the company as CEO and President until its acquisition in October 2012 by medical device giant, Medtronic plc (Nasdaq: MDT). After the acquisition, Mr. Barthel served as Area Vice President, Southeast Division, at an affiliate company of Medtronic until July 2019. Mr. Barthel earned a Bachelor of Arts Degree from St. Norbert College in De Pere, Wisconsin, and an MBA from Lake Forest Graduate School of Management in Lake Forest, Illinois. Our board of directors believes that Mr. Barthel is qualified to serve as a member of the board of directors due to his 25 years of executive leadership of early-stage and large corporations in the healthcare and medical devices industries.

Dr. Vithalbhai Dhaduk. Dr. Dhaduk has been a director since February 2021, and as Chairman since June 2021. From July 2021 to November 2021, Dr. Dhaduk was Interim Chief Executive Officer. Upon Mr. Barthel’s appointment as Chief Executive Officer in November 2021, Dr. Dhaduk resigned his position as Interim Chief Executive Officer. Dr. Dhaduk also serves as the chairman of our Nominating and Corporate Governance Committee. Dr. Dhaduk has more than 30 years’ professional experience as a neurologist who has served as Head of Neurology at Professional Neurological Associates for 20 years and Assistant Professor of Neurology at Commonwealth Medical College. Dr. Dhaduk currently serves as President and Chairman at Professional Neurological Associates (since 1987), Chairman of Dap Dhaduk 1 to 8 (since 1998), Chairman of Caritas International Trading Inc. (since 2011), President and Chairman of Caritas Real Estate Group (since 2011), President and Chairman of Core Hospitality LLC (since 2011), President and Chairman of Star Real Estate LC (since 2012), President and Chairman of Coracias Advanced Technology LLC (since 2016), a directors of The Wright Center (since 2017), and President and Chairman of CorePharma, LLC (since 2018). Previously, Dr. Dhaduk had served as Chairman of Global Pharma Analytics (2012 – 2019), as President and Chairman of Somahlution, LLC (2012 – 2019), President and Chairman of Apicore LLC (2005 – 2016), President and Chairman of R&D Future Aire Tech (2011 – 2013), President and Chairman of Neuron Biotech (2007 – 2013), President and Chairman of Synerx Pharmaceutical (2007 – 2013), and as a director on the board of directors at FNCB Bancorp, Inc. (Nasdaq: FNCB, from 2017 to May 2021). Dr. Dhaduk is a managing trustee of charitable trust and past President and Chairman of Saurashtra Patel Cultural Samaj. Our board of directors believes that Dr. Dhaduk is qualified to serve as a member of the board due to his experience as a director on various private company boards, and his more than 35 years in the medical profession and as a business owner.

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

George Kovalyov. Mr. Kovalyov has been our Chief Financial Officer and Treasurer since December 2021. Since November 2022, Mr. Kovalyov has been a director of DGTL Holdings Inc. (TSXV:DGTL) (OTCQB:DGTHF). Previously he served as the chief operating officer and director of HLII from September 2020 to November 2021, and as HLII’s chief financial officer from December 2021 to September 2022. In addition, Mr. Kovalyov served as a director and audit committee member of Margaret Lake Diamonds Inc. (TSXV: DIA) from January 2021 to August 2022. From September 2018 to September 2020, Mr. Kovalyov was VP of Finance and director of Phivida Holdings Inc. (CSE:VIDA), a premier brand of cannabidiol-infused foods, beverages and clinical products. From October 2016 to September 2020, he was the principal owner of Schindler and Company, an accounting consulting firm. Mr. Kovalyov is a chartered accountant and is a member of Chartered Professional Accountants of Canada. He graduated from Kwantlen University College with a Bachelor of Business Administration (BBA), Accounting.

Harrison Ross. Mr. Ross has been our Vice President of Finance since December 2021. Previously he had served as the chief financial officer of HLII from July 2020 to November 2021, and has served as HLII’s chief executive officer and director since December 2021. In addition, Mr. Ross has served as a director of Cypher Metaverse Inc. (formerly Codebase Ventures Inc.) (CSE:CODE) (FSE:C5B) (OTCQB:BKLLF) since October 2021. From November 2017 to October 2020, he was CFO of DC Acquisition Corp., a Canadian Capital Pool Company that completed a reverse takeover of a Canada-focused retail company that currently trades on the Toronto Stock Exchange. Mr. Ross was simultaneously working part-time for the family-owned company Graymont Limited from January 2017 to December 2019 and before that was an equity analyst at the investment-management firm Duncan Ross and Associates from June 2016 to January 2018. In 2017, Mr. Ross became a CFA Charterholder and in 2013 Mr. Ross received his bachelor’s degree from the University of Western Ontario in Business and Organizational Studies with a specialization in accounting.

Dr. Steven Brooks. Dr. Brooks has been our Executive VP of Medical and Regulatory Affairs, Chief Medical Officer since December 2020. Since June 2014, Dr. Brooks has been the principal of Brooks Medtech, LLC, a medical technology consulting firm. Since January 2021, Dr. Brooks has also been Vice President of Medical Sciences and Regulatory Affairs of Vita Therapeutics, LLC, a biotechnology company. Dr. Brooks has more than 20 years in medicine and industry supporting the commercialization of medical innovation, including medical devices, mHealth, drugs, biologics and combination products. Dr. Brooks’ interests include evidence development, clinical trial design and execution, regulatory and reimbursement strategy and healthcare market strategy.

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

Dr. Catherine Pachuk. Dr. Pachuk has been our Chief Scientific Officer and Executive Vice President since July 2020. Prior to our acquisition of the Somahlution Assets in July 2020, Dr. Pachuk had been Somahlution’s Chief Scientific Officer and Executive Vice President since June 2011. Dr. Pachuk has more than 25 years of research and development leadership experience in the pharmaceutical and biotech sectors with expertise in both drug, device, and vaccine development with significant experience in nucleic acid based therapeutic platforms including ASO, RNAi and nucleic acid-based vaccines. Dr. Pachuk’s key areas of therapeutic focus are viral diseases including Hepatitis B, Hepatitis C, metabolic disease, HCC, and indications associated with ischemia reperfusion injury. Dr. Pachuk was involved in advancing multiple medical devices into the clinic and market including several first-in-man compounds. Dr. Pachuk received her Ph.D. in molecular virology from the University of Pennsylvania where she studied the molecular biology of coronaviruses. Dr. Pachuk also has a dual Regulatory Affairs Certificate from RAPS (Regulatory Affairs Professional Society) in Medical Devices and Pharmaceuticals.

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

Dr. Pachuk is currently a Scientific Advisory Board member for Ocugen Inc. where Dr. Pachuk advises on the development of a COVID-19 vaccine and is currently an invited expert curator for the American Society of Microbiology’s COVID-19 research registry. Dr. Pachuk is also an adjunct faculty member at both Florida Atlantic University and Baruch Blumberg Institute.

Terry Brostowin, Esq. Mr. Brostowin has been a member of our board of directors since December 2018. Mr. Brostowin also is a member of its Audit Committee and Compensation Committee. Mr. Brostowin is an attorney admitted to the Federal Courts in both the Eastern and Southern Districts of New York and the District of New Jersey. Mr. Brostowin has been President of Brostowin & Associates, PC, since December 2016. Mr. Brostowin has extensive expertise in contracts and commercial litigation. Mr. Brostowin has provided his opinion to the New York City Mayor’s office of judicial screening committees on judicial reappointments and was a compliance specialist ensuring the Department of Correction’s compliance with various Federal Court ordered mandates and ensured the financial integrity of various vendors doing business with the Financial Systems Division. Mr. Brostowin has been affiliated with the law firm Brostowin & Associates, PC, since 2009. Our board of directors believes that Mr. Brostowin is qualified to serve as a member of the board due to his experience as a practicing attorney for almost 25 years.

Dr. William Hearl. Dr. Hearl has been a member of our board of directors since October 2020. Dr. Hearl also serves as a member of the Company’s Audit Committee, Compensation Committee and its Nominating and Corporate Governance Committee. Dr. Hearl is the founder of Immunomic Therapeutics, Inc. and has served as its chief executive officer, chairman, and president since January 2006. Dr. Hearl is an experienced and successful life science businessman and entrepreneur. Dr. Hearl is adept at brokering mutually beneficial partnerships and identifying non-traditional collaborations and investment opportunities.

Dr. Hearl is also a founder of Capital Genomix, Inc. (“CGI”), a Maryland-based biomarker and drug discovery Company and served as its first chief executive officer from inception in 2000 to late 2002 when he assumed the role of chief scientific officer. Dr. Hearl raised seed funds and Series A & B funding for CGI (approximately $5 million in cash/debt). Dr. Hearl also acquired the Dynex Technologies division of Thermo Scientific in a leveraged acquisition deal, which was subsequently divested and yielded a remarkable tenfold return to CGI.

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

Julie Kampf. Ms. Kampf has been a member of our board of directors since February 2021. Ms. Kampf serves as chairman of the Company’s Compensation Committee and also serves as a member of the Nominating and Corporate Governance Committee. Since April 2022, Ms. Kampf has also been a director of EOM Pharmaceutical Holdings, Inc. (OTC: IMUC), and a director of Jupiter Neurosciences, Inc. since September 2021.

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

Dr. Nilesh Patel. Dr. Patel has been a member of our board of directors since April 2022. Dr. Patel has been a practicing physician with and Chairman of Advanced Cardiovascular Specialists LLC since August 2013. Our board of directors believes that Dr. Patel is qualified to serve as a member of the board due to his experience as a director, ten years of practice in the medical profession, and as a business owner.

Mr. Michael Stewart. Mr. Stewart has been a member of our board of directors since June 2022. Mr. Steward also serves as chairman of the Company’s Audit Committee. Mr. Stewart has served as the Chief Operating Officer and a director of CyDuct, LLC, a bioinformatics startup, since January 2018. Since May 2022, Mr. Stewart has also served as a director of The Lotus Group Inc., doing business as GlobalMed Technologies, a health technology company. Since November 2016, Mr. Stewart has also been a consultant for various clients. From June 2018 to April 2019, Mr. Stewart was a consultant and director of Gadsden Properties, Inc., formerly known as FC Global Realty Incorporated, a formerly-public real estate development company. From May 2017 to June 2018, Mr. Stewart was the Chief Executive Officer, Chief Financial Officer, the chairman of the Audit Committee and a member of the Compensation Committee and Governance Committee of Gadsden Properties. From December 2014 to October 2016, Mr. Stewart was the Chief Executive Officer, President and a director of Strata Skin Sciences, Inc. (Nasdaq: SSKN), a public medical devices company. From December 2002 to December 2014, Mr. Stewart was Executive Vice President and Chief Operating Officer of PhotoMedex, Inc., a formerly-public medical device company, now known as Gadsden Properties, Inc. From October 1999 to December 2002, Mr. Stewart was Chief Executive Officer and President and a director of Surgical Laser Technologies, Inc., a medical devices company. From October 1990 to December 1999, Mr. Stewart was Vice President and Chief Financial Officer of Surgical Laser Technologies. From July 1983 to October 1990, Mr. Stewart was a financial manager at Decision One Corporation, a computer products company. From July 1980 to July 1983, Mr. Stewart was an accountant at Texaco, Inc., now owned by Chevron Corporation (NYSE: CVX), a public energy company. Mr. Stewart earned a Bachelor of Science degree in Accounting and a Master of Business Administration in Finance from La Salle University. The board of directors believes that Mr. Stewart is qualified to serve as a member of the board due to his many years of executive leadership at early-stage and public companies in the healthcare and medical devices industries and financial expertise.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. On January 26, 2022, the Board restructured its committees and established or reestablished an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The board also adopted a committee charter for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The committee charters are available on our website at https://www.marizyme.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee Members

Michael Stewart, Terry Brostowin, and Dr. William Hearl, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, were selected to serve on our Audit Committee, with Mr. Stewart serving as the chairman. Mr. Stewart has been determined by our board to be qualified as an “audit committee financial expert” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Business Conduct and Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to this report. The full text of the Code of Business Conduct and Ethics is also posted on our website at https://www.marizyme.com/. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, or Section 16(a), the reports required to be filed pursuant to Section 16(a) during the fiscal year ended December 31, 2022 or in prior years, were timely filed except as otherwise disclosed in our previous filings with the SEC, or as follows: Dr. William Hearl, did not timely file a Form 4; and Dr. Nilesh Patel, a director, did not timely file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as Chief Executive Officer during the year ended December 31, 2022 and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods. These individuals are our named executive officers for 2022.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity during the last two completed fiscal years, regardless of compensation level, and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Nonequity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Barthel,	2022	$350,000	$-	$-	$-	(1)	$-	$-	$-	$350,000
Chief Executive Officer	2021	$58,336	$-	$-	$503,997	(2)	$-	$-	$-	$562,333

Dr. Catherine Pachuk,	2022	$325,000	$-	$-	$-		$-	$-	$-	$325,000
Chief Scientific Officer and Executive Vice President	2021	$298,750	$-	$-	$-		$-	$-	$-	$298,750

Dr. Steven Brooks,	2022	$300,000	$-	$-	$-		$-	$-	$-	$300,000
Chief Medical Officer	2021	$300,000	$-	$-	$-		$-	$-	$-	$300,000

(1) See footnote (2) below. On February 8, 2022, an outstanding option granted to David Barthel to purchase 400,000 shares of common stock at an exercise price of $2.25 was amended, resulting in the deemed cancellation of the original option, and the grant of a replacement option for the same number of shares at an exercise price of $1.75 per share. The incremental fair value, computed as of the repricing or modification date in accordance with FASB ASC Topic 718, with respect to that repriced or modified award, was computed based on the assumptions described in footnote 3 to the Company’s unaudited financial statements included with this registration statement.

(2) David Barthel was granted an option to purchase 400,000 shares of common stock at an exercise price of $2.25 per share, subject to vesting conditions, on October 31, 2021. The grant date fair value was computed in accordance with FASB ASC Topic 718 based on the assumptions described in footnote 3 to the Company’s unaudited financial statements included with this registration statement.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

As of December 31, 2022, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Barthel, Chief Executive Officer	160,000	(1)	240,000	(1)	-	$1.75	10/31/2031	-	-	-	-

Dr. Catherine Pachuk, Chief Scientific Officer and Executive Vice President	-		-		-	-	-	-	-	-	-

Dr. Steven Brooks, Chief Medical Officer	26,666	(2)	13,334	(2)	-	$1.25	11/30/2030	-	-	-	-

(1) David Barthel was granted an option to purchase 400,000 shares of common stock on October 31, 2021. The option vested as to 40,000 shares upon grant, and the balance of 360,000 shares will vest quarterly over a three-year period in equal 30,000-share installments.

(2) Dr. Steven Brooks was granted an option to purchase 40,000   shares of common stock on December 1, 2020. The option is subject to vesting in quarterly equal installments over three years.

Executive Compensation Agreements

David Barthel

On October 31, 2021, the Company entered into an executive employment agreement (the “CEO Employment Agreement”), with Mr. Barthel setting forth the terms of the compensation for his services as Chief Executive Officer of the Company. Pursuant to the CEO Employment Agreement, Mr. Barthel is entitled to an annual fixed gross salary of $350,000. Upon execution of the CEO Employment Agreement, Mr. Barthel received incentive stock options, or ISOs, to purchase 400,000 shares of the Company’s common stock at the agreed upon fair market price of $2.25 per share. On February 8, 2022, the board of directors determined to approve an amendment to the CEO Employment Agreement to provide that the fair market price of the ISOs be amended to $1.75 per share of common stock. The board of directors made this determination in part based on recent arms’-length transactions with certain private placement investors in the Units Private Placement, in which such investors purchased units comprised of a secured Convertible Note, convertible into common stock at a price per share of $1.75, subject to adjustment, as well as a Class C Warrant to purchase two shares of common stock with an exercise price equal to the lower of (i) $2.25 per share, subject to adjustment, or (ii) 75% of the cash price per share to be paid by the purchasers in a “qualified financing” as defined in the applicable unit purchase agreement. In addition, Mr. Barthel will be eligible to receive certain equity in the form of ISOs of the Company based upon the attainment of certain metrics, as follows: Nasdaq Listing – 100,000 ISOs; FDA approval of DuraGraft – 75,000 ISOs; FDA approval of MATLOC 1 – 75,000 ISOs; Material 3rd Party Partnerships for DuraGraft – 50,000 ISOs; and Material 3rd Party Partnerships for MATLOC 1 – 50,000 ISOs. All ISOs listed above will have 10% vesting upon grant and the balance will vest quarterly over a three (3) year period in equal installments. Mr. Barthel must be employed with the Company in good standing at the time any such ISOs are awarded according to the milestones set forth above. In the event that Mr. Barthel’s employment is terminated prior to any milestone being achieved, he will forfeit his right to receive such ISOs. Mr. Barthel is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Barthel will receive $3,000 per month to cover healthcare and related expenses. Mr. Barthel’s employment is at-will and may be terminated by him or by the Company at any time. Through October 31, 2022, if the Company had terminated Mr. Barthel’s employment with the Company without Cause (as defined in the CEO Employment Agreement), and if Mr. Barthel had executed a full release in favor of the Company (in a form acceptable to the Company, which would have included non-competition, non-solicitation, and non-disparagement provisions), the Company would only have been required to pay Mr. Barthel the total sum equal to six months of his gross annual salary. Beginning November 1, 2022, if the Company terminates Mr. Barthel’s employment with the Company without Cause, and if Mr. Barthel executes a full release in favor of the Company, the Company will only pay Mr. Barthel the total sum equal to 12 months of his annual gross salary. In the event of a termination with Cause, or in the event of a resignation by Mr. Barthel, Mr. Barthel will not be entitled to any separation payment or any other post-termination severance. The CEO Employment Agreement contains customary confidentiality provisions and restrictive covenants prohibiting Mr. Barthel from (i) owning or operating a business that competes with the Company during the term of his employment and for a period of 18 months following the termination of his employment or (ii) soliciting the Company’s employees for a period of 18 months following the termination of his employment.

On August 22, 2022, Mr. Barthel executed a limited waiver and consent agreement waiving his option exercise rights. The limited waiver and consent agreement was to expire on December 31, 2022, or if earlier to occur, upon the approval of an increase in the number of the authorized shares of common stock under the Company’s articles of incorporation by the Company’s stockholders by majority written consent or via stockholder vote at the Company’s next stockholder meeting and the implementation of such increase, which were to occur as soon as practicable after such stockholder approval. On December 27, 2022, we held the Annual Meeting. At the Annual Meeting, stockholders holding shares of common stock in the Company representing at least a majority of the voting power approved, among other matters, the Authorized Capital Increase. As a result, the limited waiver and consent agreement expired in accordance with its terms.

George Kovalyov

On December 21, 2021, the Company entered into a consulting agreement (the “CFO Consulting Agreement”), with George Kovalyov, its Chief Financial Officer and Treasurer, and AAT Services Inc., a corporation incorporated pursuant to the laws of British Columbia, Canada and, together with Mr. Kovalyov, the “CFO Consultant”. Under the CFO Consulting Agreement, the Company engaged the CFO Consultant for a 12-month term to provide such services as the Company may from time to time request, including, without limiting the generality of the foregoing, the following: Proper filing with the SEC of quarterly and annual reports; budgeting, allocation of capital, and payroll processes; assistance in the preparation of a Form S-1 and other Nasdaq listing preparations; assistance with corporate governance creations and procedures; the creation of valuation reports for the Company’s products and medical devices such as DuraGraft, MATLOC 1 and Krillase; preparation of investment material for current and prospective stockholders; general business development; and seeking potential partners and financing opportunities.

Under the CFO Consulting Agreement, the Company will pay the CFO Consultant a monthly base salary of $7,143 and reimburse all reasonable business-related travel and other business expenses. Notwithstanding this provision, the Company has paid the CFO Consultant $7,200 per month based on the understanding that such amount was the intended compensation. The Company will also grant the following equity compensation: (i) cashless warrants to purchase 100,000 shares of common stock of the Company, with an exercise price of $1.26 per share, expiring on December 21, 2026; (ii) options to purchase 200,000 shares of common stock of the Company, vesting monthly over two years, with an exercise price of $1.75 per share, expiring on December 21, 2031; and (iii) 175,000 restricted shares of common stock of the Company, subject to the following milestone vesting schedule: (a) 75,000 restricted shares will vest upon the Company successfully listing its common stock on Nasdaq or the NYSE; 50,000 restricted shares will vest upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (c) 25,000 restricted shares will vest upon the completion of valuation reports for both Somahlution LLC and HLII; and (d) 25,000 restricted shares will vest upon a material commercial partnership for MATLOC 1. The CFO Consultant will not receive any other employee benefits from the Company. AAT Services Inc. is subject to a side agreement, under which the granting of its restricted shares will occur upon vesting. Under a limited waiver and consent agreement, AAT Services Inc. waived its exercise rights under its options until certain conditions were met or December 31, 2022, whichever were to occur first. On December 27, 2022, such conditions were met, and as a result, the limited waiver and consent agreement expired in accordance with its terms.

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

On March 3, 2022, we designated Mr. Kovalyov as a recipient of part of the unexercised portion of a fully-vested option to purchase 1,100,000 shares of common stock at $1.01 that we and our designees purchased from a former executive. The designated option is exercisable to purchase 273,750 shares of common stock. The option was granted on March 17, 2022, and expires on March 16, 2024. In connection with this stock option designation, Mr. Kovalyov paid the former executive $25,000. The Company recorded the change in ownership upon proof of Mr. Kovalyov’s payment for such option and the Company did not pay or receive cash or other consideration for the repurchase and designation of the stock option.

Dr. Steven Brooks

On December 1, 2020, Dr. Steven Brooks signed an offer letter from us accepting the position as our Chief Medical Officer effective as of that date. This position provides annual compensation of $300,000, an annual discretionary bonus of potentially 25% of base salary based upon discretionary objectives to be outlined, and options to purchase 40,000 shares of common stock. We also provided Dr. Brooks a benefit package to include insurance coverage.

Catherine Pachuk

Under an Executive Employment Agreement, dated July 26, 2021, with Dr. Catherine Pachuk, we agreed to appoint Dr. Pachuk as our Chief Scientific Officer and Executive Vice President. Under the agreement, Dr. Pachuk’s annual salary is $325,000. If terminated without cause through August 31, 2022, Dr. Pachuk is entitled to eight months’ severance payments. If terminated without cause after August 1, 2022, Dr. Pachuk is entitled to six months’ severance payments. If terminated with cause, Dr. Pachuk is not entitled to any post-termination or severance compensation. Dr. Pachuk is eligible for all standard employee benefits and certain holiday and leave allowances. The agreement contains standard intellectual property assignment, non-competition, non-solicitation, non-association, non-disparagement, and confidentiality provisions. Dr. Pachuk’s employment is at-will, and may be terminated at any time, with or without cause, provided that in the case of termination with cause based solely on a finding of breach of her agreement, Dr. Pachuk will be given written notice of such breach and 15 days in which to cure it.

Other Management Compensation

Bradley Richmond

Bradley Richmond was appointed our Acting Vice President of Finance on July 19, 2021. Mr. Richmond resigned from this position upon the appointment of Harrison Ross as Vice President of Finance on December 21, 2021. Previously, on September 30, 2020, we entered into a consulting agreement with Mr. Richmond pursuant to which we engaged Mr. Richmond to act as a licensing and market advisor providing services to us relating to the introduction of licensing, joint venture, and other business development transactions. Under this agreement, Mr. Richmond specifically agreed that he would not solicit investments, make any recommendations regarding investments or provide any analysis or advice regarding investments. Under the agreement, Mr. Richmond received a non-refundable retainer of $50,000 paid as follows: $25,000 in 20,000 shares of common stock issued on December 29, 2020, with an estimated value of $1.25 per share; $12,500 on October 1, 2020; and $12,500 on November 1, 2020. Also pursuant to the agreement, we issued Mr. Richmond a warrant to purchase up to 36,364 shares of our common stock with an exercise price of $1.375 per share and an expiration date of October 2, 2026. In addition, we agreed to pay Mr. Richmond a fee on any “revenue or value” to the Company from his consulting activities outlined as follows, but to be memorialized under a separate written agreement: A cash payment equal to 5% on the first $10 million of value, 3% on the next $90 million of value, and 1.5% on any value above $90 million. Mr. Richmond was also entitled to receive 100% warrant coverage on the same scale. “Revenue or value” are defined in the agreement to mean net revenue, which will include any royalty that is paid out, net of the cost of the product. The consulting agreement terminated according to its terms on September 30, 2022.

In exchange for services that Mr. Richmond rendered to us under his consulting agreement, on each of January 26, 2022 and February 14, 2022, we granted Mr. Richmond a warrant to purchase up to 150,000 shares of common stock at an exercise price of $0.01 per share, issuable immediately. Mr. Richmond fully exercised both of the warrants in March 2022 for 300,000 shares. Pursuant to the October 2022 Letter Agreement entered into with the Company, Mr. Richmond, a registered representative of Univest, agreed to forego his rights to such shares of common stock, as the FINRA Staff determined that such shares constituted underwriting compensation in connection with this public offering based on the FINRA Staff’s interpretation of FINRA Rule 5110 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement”).

After Mr. Richmond’s resignation from the position as Acting Vice President of Finance upon the appointment of Harrison Ross as Vice President of Finance on December 21, 2021, Mr. Richmond continued to serve as an employee of Marizyme until September 24, 2022. During his employment with us, Mr. Richmond assisted in management of our compliance, personnel and human resources departments as well as our management team, in filling the gap created by a continuing lack of human and financial resources to enable us to advance our operations. Mr. Richmond significantly decreased such services by the end of 2021 and ceased providing such services as of September 24, 2022. Mr. Richmond’s services to us in this capacity were not related to his role as a registered representative of Univest and the services Univest provides to us in connection with its position as the representative of the underwriters for the Company’s proposed public offering. From July 2021 to June 2022, we paid Mr. Richmond $5,000 per month as employment compensation for his services to us in this capacity and from July 2022 to September 24, 2022, we paid Mr. Richmond $2,000 per month.

On March 3, 2022, we designated Mr. Richmond as a recipient of part of the unexercised portion of a fully-vested option to purchase 1,100,000 shares of common stock at $1.01 that we purchased from a former executive. The designated option is exercisable to purchase 273,750 shares of common stock. The option was granted on March 17, 2022, and expires on March 16, 2024.  The Company recorded the change in ownership upon proof of Mr. Richmond’s payment for such option and the Company did not pay or receive cash or other consideration in connection with the purchase of such option. Pursuant to the October 2022 Letter Agreement entered into with the Company, Mr. Richmond agreed to forego his rights to such option, effectively unwinding such transaction, and we and Mr. Richmond agreed to the transfer of such option to a Company designee who is unaffiliated with Mr. Richmond, in accordance with the FINRA Staff’s interpretation of Rule 5110 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement”).

Harrison Ross

On December 21, 2021, the Company entered into a consulting agreement (the “VP-Finance Consulting Agreement”), with Harrison Ross, its Vice President of Finance, and Rydra Capital Corp., a corporation incorporated pursuant to the laws of British Columbia, Canada and, together with Mr. Ross, the “VP-Finance Consultant”. Under the VP-Finance Consulting Agreement, the Company engaged the VP-Finance Consultant for a 12-month term to provide such services as the Company may from time to time request, including, without limiting the generality of the foregoing, the following: Budgeting, allocation of capital, and payroll processes; assistance in the preparation of a Form S-1 and other Nasdaq listing preparations; assistance with corporate governance creations and procedures; the creation of valuation reports for the Company’s products and medical devices such as DuraGraft, MATLOC and Krillase; and assistance in the preparation of investment material for current and prospective stockholders.

Under the VP-Finance Consulting Agreement, the Company will pay the VP-Finance Consultant a monthly base salary of $7,200 and reimburse all reasonable business-related travel and other business expenses. The Company will also grant the following equity compensation: (i) cashless warrants to purchase 100,000 shares of common stock of the Company, with an exercise price of $1.26 per share, expiring on December 21, 2026; (ii) options to purchase 200,000 shares of common stock of the Company, vesting monthly over two years, with an exercise price of $1.75 per share, expiring on December 21, 2031; and (iii) 175,000 restricted shares of common stock of the Company, subject to the following milestone vesting schedule: (a) 75,000 restricted shares will vest upon the Company successfully listing its common stock on Nasdaq or the NYSE; 50,000 restricted shares will vest upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (c) 25,000 restricted shares will vest upon the completion of valuation reports for both Somahlution LLC and HLII; and (d) 25,000 restricted shares will vest upon a material commercial partnership for MATLOC. The VP-Finance Consultant will not receive any other employee benefits from the Company. Rydra Capital Corp. is subject to a side agreement, under which the granting of its restricted shares will occur upon vesting. Under a limited waiver and consent agreement, Rydra Capital Corp. waived its exercise rights under its options until certain conditions were met or December 31, 2022, whichever occurs first. On December 27, 2022, such conditions were met, and as a result, the limited waiver and consent agreement expired in accordance with its terms.

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

On March 3, 2022, we designated Mr. Ross as a recipient of part of the unexercised portion of a fully-vested option to purchase 73,333 shares of common stock at $15.15 that we purchased from a former executive. The designated option is exercisable to purchase 18,249 shares of common stock. The option was granted on March 17, 2022, and expires on March 16, 2024. In connection with this stock option designation, Mr. Ross paid the former executive $25,000. The Company did not pay or receive cash or other consideration for the repurchase and designation of the stock option.

Director Compensation

The table below provides information concerning compensation for services as a director paid to all persons who served as members of our board of directors during the fiscal year ended December 31, 2022, except for those persons who served as a director and are included in our executive compensation table above:

Name	Fees Earned or Paid		Stock	Option		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other
	in Cash		Awards	Awards		Earnings	Earnings	Compensation	Total
Dr. Vithalbhai Dhaduk	$24,750	(1)(2)	$-	$83,175	(3)	$-	$-	$-	$107,925
Dr. William Hearl	$24,750	(4)	$-	$83,175	(3)	$-	$-	$-	$107,925
Julie Kampf	$24,750	(5)	$-	$83,175	(3)	$-	$-	$-	$107,925
Terry Brostowin	$21,000	(6)	$-	$83,175	(3)	$-	$-	$-	$104,175
Dr. Nilesh Patel(7)	$13,500	(8)	$-	$249,525	(9)	$-	$-	$-	$263,025
Michael Stewart(10)	$21,000	(11)	$-	$249,525	(9)	$-	$-	$-	$270,525

(1) Under an independent director agreement with Dr. Dhaduk, Dr. Dhaduk was entitled to be paid $28,000 annual cash compensation in four equal quarterly installments beginning in the third quarter of 2022. On September 19, 2022, the board of directors adopted resolutions that provided for the compensation to be paid to directors to accrue beginning on April 1, 2022. As a result, Dr. Dhaduk earned $21,000 under his independent director agreement. However, Dr. Dhaduk was paid $19,000 including the $5,000 payment described in footnote (2) below. See “—Director Agreements” below.

(2) On April 22, 2022, the board of directors adopted resolutions that provided for directors to receive $5,000 as a member of any board committee. Pursuant to these resolutions, Dr. Dhaduk was entitled to annual compensation of $5,000 as a member of the board’s pricing committee, in addition to the annual and other compensation provided for under his independent director agreement. This additional annual compensation for 2022 was paid retroactively for the full 2022 calendar year although such compensation was to accrue beginning as of April 1, 2022 as described in footnote (1) above.   See also “—Director Agreements” below.

(3) Each of Dr. Dhaduk, Dr. Hearl, Ms. Kampf, and Mr. Brostowin held a fully-vested option to purchase 125,000 shares of common stock and an option to purchase 40,000 shares of common stock subject to vesting conditions as of December 31, 2022.

(4) Under an independent director agreement with Dr. Hearl, Dr. Hearl was entitled to be paid $33,000 annual cash compensation in four equal quarterly installments beginning in the third quarter of 2022. On September 19, 2022, the board of directors adopted resolutions that provided for the compensation to be paid to directors to accrue beginning on April 1, 2022. As a result, Dr. Hearl earned $24,750 in 2022 under his independent director agreement. However, Dr. Hearl was paid $16,500 in 2022. See “—Director Agreements” below.

(5) Under an independent director agreement with Ms. Kampf, Ms. Kampf was entitled to be paid $33,000 annual cash compensation in four equal quarterly installments beginning in the third quarter of 2022. On September 19, 2022, the board of directors adopted resolutions that provided for the compensation to be paid to directors to accrue beginning on April 1, 2022. As a result, Ms. Kampf earned $24,750 in 2022 under her independent director agreement. However, Ms. Kampf was paid $16,500 in 2022. See “—Director Agreements” below.

(6) Under an independent director agreement with Mr. Brostowin, Mr. Brostowin was entitled to be paid $28,000 annual cash compensation in four equal quarterly installments beginning in the third quarter of 2022. On September 19, 2022, the board of directors adopted resolutions that provided for the compensation to be paid to directors to accrue beginning on April 1, 2022. As a result, Mr. Brostowin earned $21,000 in 2022 under his independent director agreement. However, Mr. Brostowin was paid $14,000 in 2022. See “—Director Agreements” below.

(7) Appointed effective April 22, 2022.

(8) Under an independent director agreement with Dr. Patel, Dr. Patel was entitled to be paid $18,000 annual cash compensation in four equal quarterly installments beginning in the third quarter of 2022. On September 19, 2022, the board of directors adopted resolutions that provided for the compensation to be paid to directors to accrue beginning on April 1, 2022. As a result, Dr. Patel earned $13,500 in 2022 under his independent director agreement. However, Dr. Patel was paid $9,000 in 2022. See “—Director Agreements” below.

(9) Each of Dr. Nilesh Patel and Michael Stewart held an option to purchase 120,000 shares of common stock subject to vesting conditions as of December 31, 2022.

(10) Appointed effective June 1, 2022.

(11) Under an independent director agreement with Mr. Stewart, Mr. Stewart was entitled to be paid $28,000 annual cash compensation in four equal quarterly installments beginning in the third quarter of 2022. On September 19, 2022, the board of directors adopted resolutions that provided for the compensation to be paid to directors to accrue beginning on April 1, 2022. As a result, Mr. Stewart earned $21,000 in 2022 under his independent director agreement. Mr. Stewart was paid $14,000 in 2022. See “—Director Agreements” below.

In March 2021, the members of the Company’s board of directors at the time (James Sapirstein, Terry Brostowin, Dr. William Hearl, Julie Kampf and Dr. Vithalbhai Dhaduk) were each granted 125,000 stock options with an exercise price of $1.25, three-year vesting and a ten-year term. Black-Scholes was used to determine that each option’s value was $148,750 fully vested. On March 3, 2022, the Company’s Compensation Committee resolved to accelerate the vesting of these options as to those held by Mr. Brostowin, Dr. Hearl, Ms. Kampf and Dr. Dhaduk, and such options therefore became fully-vested on that date.

On August 22, 2022, Mr. Brostowin executed a limited waiver and consent agreement waiving his option exercise rights. The limited waiver and consent agreement was to expire on December 31, 2022, or if earlier to occur, upon the approval of an increase in the number of the authorized shares of common stock under the Company’s articles of incorporation by the Company’s stockholders by majority written consent or via stockholder vote at the Company’s next stockholder meeting and the implementation of such increase, which were to occur as soon as practicable after such stockholder approval. On December 27, 2022, we held the Annual Meeting. At the Annual Meeting, stockholders holding shares of common stock in the Company representing at least a majority of the voting power approved, among other matters, the Authorized Capital Increase. As a result, the limited waiver and consent agreement expired in accordance with its terms.

Director Agreements

Our independent director agreements with our non-executive directors provide that they will receive annual cash fees and equity compensation in the form of options at fair market value for their service to the board of directors.

Under their independent director agreements, dated June 7, 2022, each non-executive director will receive an annual cash fee and an annual award of stock options. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending September 30, 2022. We granted the stock options to the non-executive directors on July 7, 2022. The annual cash fee paid to each non-executive director will be $28,000 as to Dr. Dhaduk; $28,000 as to Mr. Brostowin; $33,000 as to Dr. Hearl; $33,000 as to Ms. Kampf; $18,000 as to Dr. Patel; and $28,000 as to Mr. Stewart. On August 26, 2022, the board of directors adopted resolutions providing that the cash compensation to the independent directors began to accrue as of April 1, 2022. Under the independent director agreements, the annual award of stock options granted to Dr. Dhaduk, Mr. Brostowin, Dr. Hearl and Ms. Kampf may be exercised to purchase 40,000 shares of common stock. The exercise price of the initial grant is $2.20 per share. These stock options vest and become exercisable in 12 equal monthly installments over the first year following the date of grant, subject to the respective director continuing in service on our board of directors through each such vesting date. The stock options awarded to Dr. Patel and Mr. Stewart may be exercised to purchase 120,000 shares of common stock. These stock options will vest and become exercisable in twelve (12) equal quarterly installments over the first three years following the date of grant, subject to the respective director continuing in service on our board of directors through each such vesting date. The exercise price of the initial grant is $2.20 per share. The term of each stock option is ten (10) years from the date of grant. We will also reimburse each non-executive director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under the independent director agreements, we have separately entered into our standard indemnification agreement for executive officers and directors with each of our non-executive directors.

Pursuant to a previous director agreement, Terry Brostowin, one of our independent directors, received options to purchase 140,000 shares of the Company’s common stock on December 6, 2018, at an exercise price equal to $1.01 per share, and options to purchase 250,000 shares of the Company’s common stock, at an exercise price equal to $1.01 per share, for service on the board. All of these options are fully vested.

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

Amended and Restated 2021 Stock Incentive Plan

On May 18, 2021, the board of directors of the Company approved the SIP, which was ratified by the Company’s stockholders on September 20, 2021. The SIP governs stock options issued prior to May 18, 2021. On August 30, 2022 and October 21, 2022, the board approved an amendment to the SIP to increase the number of shares of common stock reserved for issuance under the SIP, which was ratified by the Company’s stockholders on December 27, 2022.

The purpose of the SIP is to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. The maximum number of shares of common stock that may be issued pursuant to awards granted under the SIP is 7,200,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the SIP. As of March 24, 2023, 2,924,057 shares remained available for issuance under the SIP. We intend that awards granted pursuant to the SIP be exempt from or comply with Section 409A of the Code (including any amendments or replacements of such section), and the SIP shall be so construed.

The following summary briefly describes the principal features of the SIP and is qualified in its entirety by reference to the full text of the SIP.

Awards that may be granted include: (a) Incentive Stock Options, or ISOs, (b) Nonstatutory Stock Options, (c) Stock Appreciation Rights, or SARs, (d) Restricted Stock, (e) Restricted Stock Units, or RSUs, (f) Stock granted as a bonus or in lieu of another award, and (g) Performance Awards. These awards offer us and our stockholders the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with us.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed at the time of the grant of the option. The exercise price must generally not be less than the fair market value of the common stock on the date of grant. Stock options granted may be either incentive stock options or non-statutory stock options.

SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the SIP, holders of SARs may receive this payment – the appreciation value – either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by the Company.

Restricted stock awards represent issued and outstanding shares of common stock subject to vesting criteria. RSUs represent the right to receive shares of common stock subject to satisfaction of vesting criteria. Restricted stock and the rights under RSUs are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

Our board of directors may grant common stock to any eligible recipient as a bonus, or to grant stock or other awards in lieu of obligations to pay cash or deliver other property under the SIP or under other plans or compensatory arrangements.

The SIP also provides for performance awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the SIP are described in more detail below.

Administration of the SIP. The SIP is currently administered by our Compensation Committee. All questions of interpretation of the SIP, of any award agreement or of any other form of agreement or other document employed by us in the administration of the SIP or of any award shall be determined by the Compensation Committee, and such determinations shall be final, binding and conclusive upon all persons having an interest in the SIP or such award, unless fraudulent or made in bad faith. Any and all actions, decisions and determinations taken or made by the Compensation Committee in the exercise of its discretion pursuant to the SIP or award agreement or other agreement thereunder (other than determining questions of interpretation pursuant to the preceding sentence) shall be final, binding and conclusive upon all persons having an interest therein.

Eligible Recipients. Persons eligible to receive awards under the SIP are employees (including officers or directors who are also treated as employees); consultants, i.e., persons engaged to provide consulting or advisory services to the Company; and directors.

Shares Available Under the SIP. The maximum aggregate number of shares of common stock that may be issued under the SIP shall be 7,200,000 shares and shall consist of authorized but unissued or reacquired shares of common stock or any combination thereof, subject to adjustment for certain corporate changes affecting the shares, such as stock splits, merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, or stock dividend. Shares subject to an award under the SIP which is canceled, forfeited or expires again become available for grants under the SIP.

Stock Options and Stock Appreciation Rights

General. Stock options and SARs shall be evidenced by award agreements specifying the number of shares of common stock covered thereby, in such form as the Compensation Committee shall from time to time establish. Each stock option grant will identify the option as an ISO or Nonstatutory Stock Option. Subject to the provisions of the SIP, the Compensation Committee has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the Compensation Committee may determine.

Exercise Price. The exercise price for each stock option or SAR shall be established in the discretion of the Compensation Committee; provided, however, that the exercise price per share for the stock option or SAR shall be not less than the fair market value of a share of common stock on the effective date of grant of the stock option or SAR. Notwithstanding the foregoing, a stock option or SAR may be granted with an exercise price lower than the minimum exercise price set forth above if such stock option or SAR is granted pursuant to an assumption or substitution for another option in a manner qualifying under the provisions of Section 424(a) of the Code.

Exercise Terms. Stock options may be immediately exercisable but subject to repurchase or may be exercisable at such time or times, or upon such event or events, and subject to such terms, conditions, performance criteria and restrictions as shall be determined by the Compensation Committee and set forth in the award agreement evidencing such stock option. No stock option or SAR shall be exercisable after the expiration of ten years after the effective date of grant of such stock option or SAR. Subject to the foregoing, unless otherwise specified by the Compensation Committee in the grant of a stock option or SAR, any stock option or SAR granted under the SIP shall terminate ten years after the effective date of grant of the stock option or SAR, unless earlier terminated in accordance with its provisions. The Compensation Committee may set a reasonable minimum number of shares of common stock that may be exercised at any one time.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the Compensation Committee at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our total combined voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the Compensation Committee and reflected in the grant evidencing the award.

Incentive Stock Options. Stock options intending to qualify as ISOs may only be granted to employees, as determined by the board of directors. No ISO shall be granted to any person if immediately after the grant of such award, such person would own common stock, including common stock subject to outstanding awards held by him or her under the SIP or any other plan established by the Company, amounting to more than 10% of the total combined voting power or value of all classes of stock of the Company. To the extent that the award agreement specifies that an option is intended to be treated as an ISO, the option is intended to qualify to the greatest extent possible as an “incentive stock option” within the meaning of Section 422 of the Code, and shall be so construed; provided, however, that any such designation shall not be interpreted as a representation, guarantee or other undertaking on the part of the Company that the option is or will be determined to qualify as an ISO. If and to the extent that any shares of stock are issued under a portion of any option that exceeds the $100,000 limitation of Section 422 of the Code, such shares of common stock shall not be treated as issued under an ISO notwithstanding any designation otherwise.

Restricted Stock Awards. A restricted stock award is a grant of shares of common stock. These awards will be subject to such conditions, restrictions and contingencies as the Compensation Committee shall determine at the date of grant, including the attainment of one or more performance criteria. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. Holders of restricted stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. An RSU is a right to receive stock on a future date.  The purchase price for shares of stock issuable under each RSU award shall be established by the board of directors in its discretion. Except as may be required by applicable law or established by the Compensation Committee, no monetary payment (other than applicable tax withholding) shall be required as a condition of receiving a RSU award. Shares issued pursuant to any RSU award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria, as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award.

Performance Awards. The Compensation Committee shall designate the terms and conditions of each performance award, including the applicable performance criteria and performance period. Each performance award shall entitle the participant to a payment in cash or common stock upon the attainment of performance criteria and other terms and conditions specified by the Compensation Committee. Notwithstanding the satisfaction of any performance criteria, the amount to be paid under a performance award may be adjusted by the Compensation Committee on the basis of such further consideration as the Compensation Committee in its sole discretion shall determine. The Compensation Committee may, in its discretion, substitute actual common stock for the cash payment otherwise required to be made to a participant pursuant to a performance award.

Performance Criteria. Under the SIP, performance criteria means business criteria including, but not limited to: revenue; revenue growth; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings per share; operating income; pre-or after-tax income; net operating profit after taxes; economic value added (or an equivalent metric); ratio of operating earnings to capital spending; cash flow (before or after dividends); cash-flow per share (before or after dividends); net earnings; net sales; sales growth; share price performance; return on assets or net assets; return on equity; return on capital (including return on total capital or return on invested capital); cash flow return on investment; total stockholder return; improvement in or attainment of expense levels; and improvement in or attainment of working capital levels or performance criteria. Any performance criteria may be used to measure the Company’s performance as a whole or any of the Company’s business units and may be measured relative to a peer group or index.

Bonus Stock and Awards in Lieu of Obligations. The Compensation Committee may grant common stock to any eligible recipient as a bonus, or to grant common stock or other awards in lieu of obligations to pay cash or deliver other property under the SIP or under other plans or compensatory arrangements, provided that, in the case of participants subject to Section 16 of the Exchange Act, the amount of such grants remains within the discretion of the Compensation Committee to the extent necessary to ensure that acquisitions of common stock or other awards are exempt from liability under Section 16(b) of the Exchange Act. Common stock or awards granted under the SIP shall be subject to such other terms as shall be determined by the Compensation Committee.

Other Material Provisions. Awards will be evidenced by a written agreement, in such form as may be approved by the Compensation Committee. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the Compensation Committee to the number of shares covered by outstanding awards or to the exercise price of such awards. The Compensation Committee generally has the power to accelerate the exercise or vesting period of an award. The Compensation Committee is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the vested portion or, in its discretion, unvested portion of an award in cash, stock, or property. Except as otherwise determined by the Compensation Committee at the date of grant, and subject to the terms of the SIP, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The Compensation Committee has the authority, at any time, to discontinue the granting of awards. The Compensation Committee also has the authority to alter or amend the SIP or any outstanding award or may terminate the SIP as to further grants, provided that no amendment may be made without the approval of our stockholders to the extent that such approval is required by law or applicable rules of a securities exchange, and except as otherwise provided by the SIP, no amendment that would adversely affect any outstanding award made under the SIP may be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022 (i) each of our named executive officers, other executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each other person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days of March 24, 2023, except as otherwise disclosed in the footnotes to the table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 24, 2023. are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Marizyme, Inc., 555 Heritage Drive, Suite 205, Jupiter, Florida 33458.

	Amount and Nature of Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Name of Beneficial Owner	#(1)		%(2)
David Barthel(3)(4)	190,000	(5)	0.5
Dr. Catherine Pachuk(3)	349,323	(6)	0.9
Dr. Steven Brooks(3)	50,000	(7)	0.1
Terry Brostowin(4)	551,667	(8)	1.3
Dr. William Hearl(4)	151,667	(9)	*
Dr. Vithalbhai Dhaduk(4)	4,841,377	(10)	11.5
Julie Kampf(4)	151,667	(11)	*
Dr. Nilesh Patel(4)	30,000	(12)	*
Michael Stewart(4)	30,000	(13)	*
George Kovalyov(14)	751,802	(15)	1.8
Harrison Ross(14)	669,094	(16)	1.6
All directors and executive officers as a group (11 persons)	7,756,596		17.5
ESC Holdings LLC(17)	2,555,640		6.3

* Non-officer director beneficially owning less than 1% of the shares of the Company’s common stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as disclosed in the following footnotes, each of the beneficial owners listed above has direct ownership of and sole voting and investment power to the shares of the Company’s common stock.

(2) As of March 24, 2023, a total of 40,768,191 shares of the Company’s common stock are considered to be outstanding. This number does not include shares of common stock issuable upon conversion or exercise of outstanding convertible or exercisable securities. Pursuant to Exchange Act Rule 13d-3(d)(1), for each beneficial owner listed above, any options, warrants, or other convertible securities that are exercisable within 60 days have also been included for purposes of calculating their percent of class, but not for any other beneficial owner listed above.

(3) Named executive officer.

(4) Director.

(5) Consists of an option to purchase 190,000 shares of common stock within 60 days of March 24, 2023.

(6) Consists of (i) 268,710 shares of common stock, and (ii) a warrant to purchase 80,613 shares of common stock.

(7) Consists of (i) 20,000 shares of common stock, and (ii) an option to purchase 30,000 shares of common stock within 60 days of March 24, 2023.

(8) Consists of (i) a fully-vested option to purchase 140,000 shares of common stock, (ii) a fully-vested option to purchase 250,000 shares of common stock, (iii) a fully-vested option to purchase 125,000 shares of common stock and (iv) an option to purchase 36,667 shares of common stock within 60 days of March 24, 2023.

(9) Consists of (i) fully vested option to purchase 125,000 shares of common stock, and (ii) an option to purchase 36,667 shares of common stock within 60 days of March 24, 2023.

(10) Consists of (i) 3,546,610 shares of common stock held indirectly through Dr. Dhaduk’s wife, (ii) a warrant to purchase 1,133,100 shares of common stock held indirectly through Dr. Dhaduk’s wife, (iii) a fully-vested option to purchase 125,000 shares of common stock, and (iv) an option to purchase 36,667 shares of common stock within 60 days of March 24, 2023.

(11) Consists of (i) fully vested option to purchase 125,000 shares of common stock, and (ii) an option to purchase 36,667 shares of common stock within 60 days of March 24, 2023.

(12) Consists of an option to purchase 30,000 shares of common stock within 60 days of March 24, 2023.

(13) Consists of an option to purchase 30,000 shares of common stock within 60 days of March 24, 2023.

(14) Executive officer.

(15) George Kovalyov may be deemed to beneficially own (i) 111,509   shares of common stock held directly; (ii) a fully-vested option to purchase 273,750 shares of common stock held directly; (iii) 124,877   shares of common stock held by AAT Services Inc., of which George Kovalyov is the sole beneficial owner; and (iv) 241,667 shares of common stock beneficially owned through AAT Services Inc., consisting of (a) a cashless warrant to purchase 100,000 shares of common stock; and (b) an option to purchase 141,666 shares of common stock that is exercisable within 60 days of March 24, 2023. AAT Services Inc. was also granted 175,000 restricted shares of common stock, subject to the following milestone vesting schedule: (A) 75,000 restricted shares vesting upon the Company successfully listing its common stock on Nasdaq or the NYSE; (B) 50,000 restricted shares vesting upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (C) 25,000 restricted shares vesting upon the completion of valuation reports for both Somahlution LLC and HLII; and (D) 25,000 restricted shares vesting upon a material commercial partnership for MATLOC 1. AAT Services Inc. is subject to a side agreement, under which the granting of its restricted shares will occur upon vesting, and therefore such restricted shares are not considered to be beneficially owned on March 24, 2023.

(16) Harrison Ross may be deemed to beneficially own (i) 141,948 shares of common stock held directly; (ii) a fully-vested option to purchase 273,750 shares of common stock held directly; (iii) 11,730 shares of common stock held by Rydra Capital Corp., of which Harrison Ross is the sole beneficial owner; and (iv) 241,667 shares of common stock beneficially owned through Rydra Capital Corp., consisting of (a) a cashless warrant to purchase 100,000 shares of common stock; and (b) an option to purchase 141,666 shares of common stock that is exercisable within 60 days of March 24, 2023. Rydra Capital Corp. was also granted 175,000 restricted shares of common stock, subject to the following milestone vesting schedule: (A) 75,000 restricted shares vesting upon the Company successfully listing its common stock on Nasdaq or the NYSE; (B) 50,000 restricted shares vesting upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (C) 25,000 restricted shares vesting upon the completion of valuation reports for both Somahlution LLC and HLII; and (D) 25,000 restricted shares vesting upon a material commercial partnership for MATLOC 1. Rydra Capital Corp. is subject to a side agreement, under which the granting of its restricted shares will occur upon vesting, and therefore such restricted shares are not considered to be beneficially owned on March 24, 2023.

(17) Emmanuelle Schleipfer-Conley has voting and dispositive control over ESC Holding LLC. Its business address is 1 Channel Drive #1706, Monmouth Beach, New Jersey 07750. The beneficial ownership information of this person is as of February 6, 2022.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	3,925,943	(2)	$1.33	2,924,057	(3)
Equity compensation plans not approved by stockholders	-		-	-
Total	3,925,943		$1.33	2,924,057

(1)	On May 18, 2021, our board of directors approved the SIP, which was ratified by the Company’s stockholders on September 20, 2021. On August 30, 2022 and October 21, 2022, the board approved an amendment to the SIP to increase the number of shares of common stock reserved for issuance under the SIP, which was ratified by the Company’s stockholders on December 27, 2022. The maximum number of shares of common stock that may be issued pursuant to awards granted under the SIP is 7,200,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the SIP. For a further description of the SIP, see “Item 11. Executive Compensation – Amended and Restated 2021 Stock Incentive Plan”.
(2)	Includes both vested and unvested options to purchase common stock and unvested stock grants under the SIP.
(3)	Represents shares available for award grant purposes under the SIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since at least January 1, 2021, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation,” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On December 15, 2019, the Company entered into the Somahlution Agreement, as amended on March 31, 2020 and May 29, 2020 to extend the termination date, with Somaceutica, LLC to acquire the Somahlution Assets and none of the liabilities of Somahlution, including DuraGraft®, a one-time intraoperative vascular graft treatment for use in vascular and bypass surgeries that maintains endothelial function and structure, and other related properties.

On July 31, 2020, the Company and Somahlution entered into Amendment No. 3 and the Somahlution Agreement was finalized. Pursuant to the terms of this amendment, it was agreed that, as part of the acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc., in addition to the Somahlution Assets. This change to the Somahlution Agreement was made to accommodate the EU requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 3, the Company agreed to assume certain payables of Somahlution related to clinical and medical expenses. It was also orally agreed by the parties that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties.

Pursuant to the Somahlution Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to issue the following securities and pay the following contingent consideration to certain beneficial owner designees of Somahlution:

●	10,000,000 restricted shares of common stock of the Company (the “Somahlution Purchase Shares”);
●	Warrants to purchase 3,000,000 shares of common stock of the Company with a strike price of $5.00 per share and a term of five years;
●	The following contingent consideration upon receiving FDA final approval and insurance reimbursement approval on the products, and in the amounts, specified below, subject to certain expiration terms, none of which had been earned or granted as of December 31, 2022 except as otherwise disclosed below:

●	DuraGraft products:

●	Grant of warrants on a pro rata basis for 4,000,000 shares of common stock of the Company, with a strike price determined based on the average of the closing prices of the common stock for the 30 calendar days following the date of the acquisition;
●	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
●	Payment on a pro rata basis of 10% of the cash value of rare pediatric voucher sales following FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product;
●	Following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product, grant of warrants on a pro rata basis to purchase an aggregate of 250,000 shares of common stock with a term of five years and a strike price determined based on the average of the closing prices of the common stock for the 30 calendar days following the date of the public announcement of FDA approval; and
●	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below ;

●	Somahlution derived solid organ transplant products:

●	Grant of warrants on a pro rata basis for 2,000,000 shares of common stock of the Company, with a strike price determined based on the average of the closing prices of the common stock for the 30 calendar days following the date of the acquisition;
●	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
●	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below ;

●	Somahlution Assets-derived over-the-counter products:

●	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million

●	Other Somahlution Assets-derived products from existing Somahlution pipelines:

●	Royalties to be paid on all net sales of the product of 1%;

●	If the Company raised more than $20 million in a fundraising concurrent with the closing of this transaction, Marizyme was required to issue to the Somahlution designees, pro rata, a number of additional restricted shares of common stock such that the percentage of the total number of outstanding common stock of the Company represented by the Somahlution Purchase Shares prior to such fundraising equals that percentage following the termination of the fundraising. The Company did not raise more than $20 million in a fundraising concurrent with the closing of this transaction, and additional restricted shares were not issued to the Somahlution designees in connection with the Somahlution Agreemen;

●	Upon the sale by the Company of all or substantially all of the Somahlution Assets, a liquidation preference, up to a maximum of $20 million, to be paid pro rata to the Somahlution designees; and

●	Upon closing, Dr. Dhaduk and/or such family member as he may designate had the right to appoint two of the members of the board of directors of the Company, one of whom shall be an independent director, and both of whom shall be subject to qualifications reasonably determined by the Company and Company approval, which approval shall not be unreasonably withheld, delayed or conditioned. At closing, Dr. Dhaduk exercised this right to appoint Dr. Nilesh Patel to the board of directors. No dollar value has been attributed to these appointments.

On July 30, 2020, the Company completed the acquisition of the Somahlution Assets. On July 31, 2020, the Company issued a total of 10,000,000 shares of common stock, warrants to purchase 3,000,000 shares with an exercise price of $5.00 to the designees of Somahlution, and issued royalties to the Somahlution beneficial owner designees with a total dollar value of $339,091. The value of the royalties issued to Somahlution was attributed to its primary beneficial owner, Dr. Vithalbhai Dhaduk, our Chairman. Each of the following Somahlution designees became officers or directors of the Company and received the following amounts of shares and warrants: Dr. Catherine Pachuk, Chief Scientific Officer and Executive Vice President, received 268,710 shares having a total value of $499,801 based on the closing price of the common stock on the OTCQB on July 30, 2020 and a warrant to purchase 80,613 shares with an aggregate dollar value of $403,065 based on each warrant’s $5.00 per share exercise price; and Dr. Vithalbhai Dhaduk, director, received 3,546,610 shares having a total value of $6,596,695 based on the closing price of the common stock on the OTCQB on July 30, 2020 and a warrant to purchase 1,133,100 shares with an aggregate dollar value of $5,665,500 based on each warrant’s $5.00 per share exercise price. Somahlution, Inc. became a wholly-owned subsidiary of the Company.

●	On December 22, 2021, we closed the acquisition of My Health Logic from HLII. Effective December 21, 2021, George Kovalyov, previously the chief operating officer and a director of HLII, was appointed our Chief Financial Officer and Treasurer. Also effective December 21, 2021, Harrison Ross, previously the chief financial officer and a director of My Health Logic, was appointed our Vice President of Finance. We have entered into consulting agreements with Mr. Kovalyov and Mr. Ross, as described above under “Item 11. Executive Compensation – Executive Compensation Agreements.” As a result of the closing of the acquisition of My Health Logic, Mr. Kovalyov and Mr. Ross acquired beneficial ownership of 236,386 and 153,678 shares of common stock, respectively. Mr. Kovalyov and Mr. Ross are currently also serving as the Chief Financial Officer and Chief Executive Officer of HLII, respectively.

●	On September 30, 2020, we entered into a consulting agreement with Bradley Richmond, which terminated in accordance with its terms on September 30, 2022. For a further description of this consulting agreement and related compensation to Mr. Richmond as a consultant to the Company, and Mr. Richmond’s October 2022 Letter Agreement to forego certain compensation received in order to comply with the FINRA Staff’s interpretation of FINRA Rule 5110, see “Item 11. Executive Compensation – Other Management Compensation – Bradley Richmond” above and a summary of such compensation received below.

On July 19, 2021, Bradley Richmond was appointed our Acting Vice President of Finance, which position he held until December 21, 2021. After Mr. Richmond’s resignation from this position upon the appointment of Harrison Ross as Vice President of Finance on December 21, 2021, Mr. Richmond continued to serve as an employee of Marizyme until September 24, 2022. During his employment with us, Mr. Richmond assisted in management of our compliance, personnel and human resources departments as well as our management team, in filling the gap created by a continuing lack of human and financial resources to enable us to advance our operations. Mr. Richmond significantly decreased such services by the end of 2021 and ceased providing such services as of September 24, 2022. Mr. Richmond’s services to us in this capacity were not related to his role as a registered representative of Univest and the services Univest is providing to us in connection with its position as the representative of the underwriters for the Company’s proposed public offering. From July 2021 to June 2022, we paid Mr. Richmond $5,000 per month as employment compensation for his services to us in this capacity and from July 2022 to September 24, 2022, we paid Mr. Richmond $2,000 per month. For a description of these services and related compensation to Mr. Richmond, see “Item 11. Executive Compensation – Other Management Compensation – Bradley Richmond” above.

On December 29, 2021, our board of directors resolved to issue to Mr. Richmond warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.01 per share, with a warrant for the purchase of 150,000 of those shares to be issued to Mr. Richmond immediately and a warrant for 150,000 shares of these shares to be issued upon the filing of the registration statement for our proposed public offering, as compensation for these additional management services, valued at $1.75 per share, for an approximate total dollar value to us and Mr. Richmond of $525,000. On January 26, 2022, we granted to Mr. Richmond the first warrant to purchase 150,000 shares of common stock at an exercise price of $0.01 per share, and on February 14, 2022, we granted Mr. Richmond the second warrant to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $0.01 per share. In March 2022, Mr. Richmond fully exercised these warrants for 300,000 shares of common stock and paid $3,000. Pursuant to the October 2022 Letter Agreement that we entered into with him, Mr. Richmond agreed to forego his rights to such shares of common stock in accordance with the FINRA Staff’s determination that such shares constituted underwriting compensation in connection with this public offering based on the FINRA Staff’s interpretation of FINRA Rule 5110.

Mr. Richmond has been a Co-Head of Investment Banking at Univest since July 2020. Mr. Richmond is not an executive officer, director or equity owner of Univest. Univest is the representative of the underwriters for the Company’s proposed public offering and, as such, will be receiving the compensation that will be set forth under the section “Underwriting (Conflict of Interest)” of the prospectus for the Company’s proposed public offering, to the extent that such compensation is earned by Univest in accordance with the underwriting agreement that we intend to enter into with Univest. Mr. Richmond, as a registered representative of Univest who is entitled to a portion of Univest’s compensation due to his employment terms, will receive a percentage of the commissions and a percentage of the representative’s warrants earned by Univest in our proposed public offering, to the extent that such commissions and warrants are earned by Univest in accordance with the underwriting agreement that we intend to enter into with Univest.

In 2020, prior to Mr. Richmond’s engagement with us as a consultant, we conducted a private placement in which we sold 5,600,192 shares of common stock at $1.25 per share for an aggregate of $7,000,240  . This private placement was completed on September 25, 2020. Under an exclusive engagement agreement with Univest dated May 22, 2020, as amended, Univest acted as the exclusive placement agent for this private placement. As a Managing Director of Univest, Mr. Richmond received from Univest 4,000 shares of common stock, as a registered representative of Univest entitled to a portion of Univest’s compensation due to his employment terms, upon Univest’s signing of our engagement agreement with them, with an approximate dollar value of $5,240 based on the closing price of the common stock on September 25, 2020 on the OTCQB of $1.31. Univest received a total of 10,000 shares of common stock at this time, with an approximate dollar value of $13,100 based on the closing price of the common stock on September 25, 2020 on the OTCQB of $1.31. Upon the completion of this private placement, we paid Univest $560,019.20 in cash commissions, of which Mr. Richmond received from Univest $161,381.53. We also sold to Univest warrants to purchase 186,667 shares of common stock at an exercise price of $1.375 per share, with a total approximate dollar value of $256,667 based on the exercise price of the warrants. Of this amount, as a registered representative of Univest entitled to a portion of Univest’s compensation due to his employment terms, Mr. Richmond received warrants to purchase 112,006 shares of common stock, with a total approximate dollar value of $154,008 based on the exercise price of the warrants. All of these warrants have been exercised.

As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Units Private Placement,” in May 2021, as modified in December 2021, we entered into an exclusive private placement agreement with Univest pursuant to which Univest agreed to act as our exclusive placement agent for a private placement of up to $18,000,000 in units comprised of our convertible notes and warrants to purchase our common stock. Through the end of 2021, we conducted a number of closings of this private placement and raised an aggregate gross amount of $7,456,039. In connection with the placement agent agreement and our completion of the 2021 closings, we paid Univest $596,483 in cash commissions, of which Mr. Richmond received from Univest $17,473. In 2022, a number of additional closings in this private placement occurred, including a final closing on August 12, 2022, in which we raised an aggregate gross amount of $7,315,138, and issued units in exchange for services or other non-cash consideration valued at approximately $618,678. In connection with these closings, we paid Univest $415,716.80, of which Mr. Richmond received from Univest $110,693.41, and paid an aggregate of $30,000 to Univest’s legal counsel. Also, on January 24, 2022, for services in connection with our My Health Logic Acquisition, we issued Univest 68,571 units and Mr. Richmond, as a registered representative of Univest entitled to a portion of Univest’s compensation due to his employment terms, 102,857 units in exchange for Univest’s and Mr. Richmond’s services valued at a total of $300,000 provided to us in connection therewith. On June 26, 2022, in anticipation of the final closing of this private placement and pursuant to our placement agency agreement with Univest, we issued Univest, as placement agent, a placement agent warrant for the purchase of 231,359 shares of common stock, and a warrant to Mr. Richmond, as a registered representative of Univest entitled to a portion of Univest’s compensation due to his employment terms, a placement agent warrant for the purchase of 347,039 shares of common stock. In accordance with the placement agency agreement, the placement agent warrants were issued in exchange for a $100 payment by Univest, and were exercisable on a cash or cashless basis, in aggregate, to purchase a number of shares of common stock equal to approximately 8% of the units sold in the units private placement. The placement agent warrants’ exercise price per share was equal to the price per unit of the units sold in the units private placement, which, at the time of the placement agent warrants’ issuance was $1.75, subject to adjustment. The approximate dollar value of the transaction was $1,012,197 based on the exercise price of the warrants. The warrants were to expire on June 26, 2027. Pursuant to the October 2022 Letter Agreement, each of Univest and Mr. Richmond agreed to forego their applicable rights to such securities issued to them in connection with the My Health Logic acquisition, because the FINRA Staff determined that such securities constituted underwriting compensation in connection with this public offering based on the FINRA Staff’s interpretation of FINRA Rule 5110 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement”).

Between July 2021 and August 2021, Mr. Richmond made loans to the Company of a total of $691,712 for working capital purposes. These loans, which were undocumented, carried interest at the annual rate of 1%. The loans were repaid in January 2022, and Mr. Richmond earned and was paid $6,917.12 in interest on the loans.

In March 2022, Mr. Richmond, along with several persons, acting individually, purchased a portion of the unexercised balance of a fully-vested option to purchase 1,100,000 shares of common stock at $1.01 per share from one of our former executives, which remaining balance was transferred directly to Mr. Richmond. Such option purchased by Mr. Richmond was exercisable to purchase 273,750 shares of common stock, was granted on March 17, 2022, and was to expire on March 16, 2024. Mr. Richmond paid the former executive $25,000 for such option. The Company recorded the changes in ownership upon proof of Mr. Richmond’s payment for such option and the Company did not pay or receive cash or other consideration in connection with the purchase of such option. Pursuant to the October 2022 Letter Agreement entered into with the Company, Mr. Richmond agreed to forego his rights to such option, effectively unwinding such transaction, and we and Mr. Richmond agreed to the transfer of the option to a Company designee who is unaffiliated with Mr. Richmond, in accordance with the FINRA Staff’s interpretation of Rule 5110 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Highlights of Fiscal Year 2022 – October 2022 Letter Agreement”).

114

●

On December 21, 2021, as part of our Units Private Placement, we agreed to issue Viner Total Investment Fund, or Viner, a Convertible Note and a Class C Warrant in exchange for $6 million, a commitment to invest an additional $2 million for securities with the same terms upon our filing of a registration statement on Form S-1 in connection with this public offering, and a commitment to invest another $2 million for securities with the same terms upon our responding in a satisfactory manner to the first round of SEC comments. The Convertible Note may be converted into 3,428,571 shares of common stock at the conversion price of $1.75 per share, subject to adjustment, and additional shares at the conversion price due to accrued interest. In the event the Company consummates, while the Convertible Note is outstanding, an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000, or a qualified financing, and provided that the Company is listed on a national securities exchange and the shares into which the Convertible Note may be converted may be issued or resold under an effective registration statement, then all outstanding principal, together with all unpaid accrued interest under the Convertible Note, would automatically convert into shares of common stock at the lesser of (i) 75% of the cash price per share paid in the qualified financing and the conversion price, subject to antidilution adjustments. In addition, if at any time following the sixty (60) day anniversary of the final closing date or termination of the Units Private Placement, and provided there is an effective registration statement permitting the issuance or resale of the shares of common stock into which the convertible notes may be converted, if (A) the Company’s common stock is listed on a senior national securities exchange, (B) the daily volume-weighted average price for the prior 20 consecutive trading days is $6.00 or more (adjusted for splits and similar distributions) and (C) the daily trading volume is at least $1,000,000 during such 20-day period, then the Company would have the right to require Viner to convert all or any portion of the principal and accrued interest then remaining under its Convertible Note into shares of common stock at the above conversion price in effect on the mandatory conversion date. The Convertible Note and Class C Warrant also provide that a lower price per share, or more favorable terms, respectively, under subsequent equity issuances, not including qualified financings, will become part of the conversion or exercise rights of the Convertible Note and Class C Warrant, respectively. The Convertible Note is secured by a first priority security interest in all assets of the Company. The Convertible Note entitles its holder to vote with the shares of common stock, on an as-converted to common stock basis, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations. The Class C Warrant may be exercised to purchase 6,857,142 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The Convertible Note and Class C Warrant also carry certain antidilution and registration rights as to the underlying shares of common stock. For further discussion of the terms of these securities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Units Private Placement.” As a result of this investment, Viner would be considered to beneficially own an aggregate of 10,778,863 shares, or approximately 20.9%, of common stock as of March 24, 2023, based on 40,768,191 shares of common stock outstanding as of March 24, 2023, including accrued convertible interest under the Convertible Note   and convertible securities that are exercisable within 60 days, but for its execution of a waiver of its exercise and conversion rights under its Convertible Note and Class C Warrant, as well as certain beneficial ownership limitations under the Convertible Note and Class C Warrant which currently prevent the holder from becoming the beneficial owner of more than 4.99% of the outstanding shares of common stock, which limitations may not apply to additional shares that Viner could potentially purchase upon certain adjustments to the Class C Warrant exercise provisions if our proposed public offering is completed and does not constitute a qualified financing. In addition, we and Univest, as placement agent for the Units Private Placement, have determined that the final closing under our Units Private Placement has occurred, and in accordance with Viner’s unit purchase agreement with the Company, Viner will not be permitted to invest any further amounts in the Units Private Placement. Viner has also executed a waiver relating to its subscription rights under its unit purchase agreement with the Company. At the time of Viner’s investment in December 2021, Peter Kwong Yun Kai, Yuan Xiaoxi, and Cheng Wan Wing were the directors of Viner, Fulixin Global Wealth Management Limited was the investment manager of Viner, and Peter Kwong Yun Kai was the sole officer, director or other affiliate of Fulixin Global Wealth Management Limited, and shared voting and investment control over the securities held by Viner. Cheng Wan Wing, Chen Hua, and Hu Mingyue, the current directors of Viner, Apollo Asset Management Limited, Viner’s current investment manager, and Wong Ho Tim, the current sole officer, director or other affiliate of Apollo Asset Management Limited, currently share voting and investment control over the securities held by Viner.

On March 24, 2022, Waichun Logistics Technology Limited, or Waichun, agreed to purchase $4 million of our Convertible Notes and Class C Warrants. On March 24, 2022, Waichun invested $2 million and received a Convertible Note for a principal amount of $2 million and corresponding Class C Warrant. On each of June 17, 2022 and August 12, 2022, under separate agreements, Waichun invested $500,000 and $1,500,000 respectively, and received additional Convertible Notes and corresponding Class C Warrants. In total, the Convertible Notes held by Waichun may be converted into 2,285,713 shares of common stock at the Conversion Price, and additional shares at the Conversion Price due to accrued interest. The Convertible Notes and Class C Warrants issued to Waichun have similar terms as those issued to Viner described above, except that Waichun’s Convertible Notes do not automatically convert upon the occurrence of a qualified financing and the other conditions described above as to such other Convertible Notes holder’s automatic conversion provisions. However, the Convertible Notes held by Waichun will become convertible at Waichun’s option at the discounted conversion price described above, and an effective registration statement covering the conversion shares is not required for such conversion. Waichun’s Class C Warrants may be exercised to purchase 4,571,427 shares of common stock for $2.25 per share, subject to adjustment. For further discussion of the terms of these securities, see “Description of Securities – Units Private Placement.” As a result of these investments, Waichun would be considered to beneficially own an aggregate of 7,087,902 shares, or approximately 14.8%, of our common stock as of March 24, 2023, based on 40,768,191 shares of common stock outstanding as of March 24, 2023, including accrued convertible interest under the Convertible Note  , but for certain beneficial ownership limitations under the Convertible Note and Class C Warrant which currently prevent the holder from becoming the beneficial owner of more than 4.99% of the outstanding shares of common stock, which limitations may not apply to additional shares that Waichun could potentially purchase upon certain adjustments to the Class C Warrant exercise provisions if our proposed public offering is completed and does not constitute a qualified financing. We and Univest, as placement agent for the Units Private Placement, have determined that the final closing under our Units Private Placement has occurred, and in accordance with Waichun’s unit purchase agreement with the Company, Waichun will not be permitted to invest any further amounts in the Units Private Placement. Waichun also executed a waiver relating to certain subscription rights under its unit purchase agreement with the Company. Hui Xian, Chief Executive Officer of Waichun, has had sole voting and investment control over the securities held by Waichun since its investment in our securities.

Director Independence

Our board of directors currently consists of seven members: David Barthel, Dr. Vithalbhai Dhaduk, Dr. William Hearl, Julie Kampf, Terry Brostowin, Dr. Nilesh Patel, and Michael Stewart. Our board of directors has determined that Dr. Dhaduk, Dr. Hearl, Ms. Kampf, Mr. Brostowin, Dr. Patel, and Mr. Stewart are independent directors as that term is defined in Nasdaq Listing Rule 5605(a)(2).

Our independent director agreements with our non-executive directors provide that they will receive annual cash fees and equity compensation in the form of options at fair market value for their service to the board of directors.

Under their independent director agreements, dated June 7, 2022, each non-executive director will receive an annual cash fee and an annual award of stock options. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending September 30, 2022. We granted the stock options to the non-executive directors on July 7, 2022. The annual cash fee paid to each non-executive director will be $28,000 as to Dr. Dhaduk; $28,000 as to Mr. Brostowin; $33,000 as to Dr. Hearl; $33,000 as to Ms. Kampf; $18,000 as to Dr. Patel; and $28,000 as to Mr. Stewart. On August 26, 2022, the Board adopted resolutions providing that the cash compensation to the independent directors began to accrue as of April 1, 2022. Under the independent director agreements, the annual award of stock options granted to Dr. Dhaduk, Mr. Brostowin, Dr. Hearl and Ms. Kampf may be exercised to purchase 40,000 shares of common stock. The exercise price of the initial grant is $2.20 per share. These stock options vest and become exercisable in 12 equal monthly installments over the first year following the date of grant, subject to the respective director continuing in service on our board of directors through each such vesting date. The stock options awarded to Dr. Patel and Mr. Stewart may be exercised to purchase 120,000 shares of common stock. These stock options will vest and become exercisable in twelve (12) equal quarterly installments over the first three years following the date of grant, subject to the respective director continuing in service on our board of directors through each such vesting date. The exercise price of the initial grant is $2.20 per share. The term of each stock option is ten (10) years from the date of grant. We will also reimburse each non-executive director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under the independent director agreements, we have separately entered into our standard indemnification agreement for executive officers and directors with each of our non-executive directors.

Pursuant to a previous director agreement, Terry Brostowin, one of our independent directors, received options to purchase 140,000 shares of the Company’s common stock on December 6, 2018, at an exercise price equal to $1.01 per share, and options to purchase 250,000 shares of the Company’s common stock, at an exercise price equal to $1.01 per share, for service on the board. All of these options are fully vested.

See “Item 11. Executive Compensation – Director Compensation” for additional discussion regarding compensatory arrangements with the Company’s independent directors.

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. On January 26, 2022, the board restructured its committees and established or reestablished an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, and also formed a Pricing Committee for our proposed public offering. The board also adopted a committee charter for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The committee charters are available on our website at https://www.marizyme.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Michael Stewart, Terry Brostowin, and Dr. William Hearl, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, were selected to serve on our Audit Committee, with Mr. Stewart serving as the chairman. Mr. Stewart has been determined by our board to be qualified as an “audit committee financial expert” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K.

Compensation Committee

Ms. Kampf, Mr. Brostowin, and Dr. Hearl, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and the Nasdaq Listing Rules, serve on our Compensation Committee, with Ms. Kampf serving as the chairman. The members of the Compensation Committee are also “Non-Employee Directors” within the meaning of Section 16 of the Exchange Act.

Nominating and Corporate Governance Committee

Dr. Dhaduk, Dr. Hearl and Ms. Kampf, each of whom satisfies the “independent director” requirements of the Nasdaq Listing Rules, serve on our Nominating and Corporate Governance Committee, with Dr. Dhaduk serving as the chairman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

The aggregate fees billed to the Company by the Company’s principal accountant, WithumSmith+Brown, PC, for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2022	2021
Audit Fees	$124,000	$112,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$124,000	$112,000

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Report on Form 10-K and review of the financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “—Audit Fees,” “—Audit-Related Fees” and “—Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

All auditing services and permissible non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Audit Committee in advance, except non-audit services (services other than audit, review or attest services), if such services fall within exceptions established by the SEC. The chairman of the Audit Committee has been delegated with the authority to pre-approve auditing services and permissible non-audit services, and any pre-approval decisions made pursuant to such delegation must be presented to the Audit Committee at its next regularly-scheduled meeting.

None of the services described under “—Audit-Related Fees”, “—Tax Fees” or “—All Other Fees” above for either of the last two fiscal years were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The percentage of hours expended on the Company’s principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 100)

●	Consolidated Balance Sheets as of December 31, 2022 and 2021

●	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

●	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

●	Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description
2.1	Agreement and Plan of Merger between GBS Enterprises Incorporated and Marizyme, Inc. (incorporated by reference to Exhibit 2.1 to Form 10 (File No. 000-53223) filed on September 12, 2018)
2.2	Arrangement Agreement, dated as of November 1, 2021, among Health Logic Interactive Inc., Marizyme, Inc. and My Health Logic Inc.* (incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 5, 2021)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.4 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10-12G filed on September 12, 2018)
3.6	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.7	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
3.9	Certificate of Change Pursuant to NRS 78.209 filed with the Secretary of State of the State of Nevada on August 3, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2022)
3.10	Certificate of Amendment Pursuant to NRS 78.380 & 78.390 to the Articles of Incorporation filed with the Nevada Secretary of State on December 30, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2023)
3.11	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 5, 2023 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on January 17, 2023)
3.12	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 4:45 PM Pacific time (incorporated by reference to Exhibit 3.4 to Form 8-K filed on January 17, 2023)
3.13	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:00 PM Pacific time (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 17, 2023)

3.14	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:15 PM Pacific time (incorporated by reference to Exhibit 3.6 to Form 8-K filed on January 17, 2023)
4.1	Form of Placement Agent Common Stock Purchase Warrant for 2020 Common Stock and Warrant Private Placement (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on August 14, 2020)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.75 to Form 10-Q filed on August 23, 2021)
4.3	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated December 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 27, 2021)
4.4	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated December 2021 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 27, 2021)
4.5+	Common Stock Purchase Warrant issued to Bradley Richmond, dated October 2, 2020 (incorporated by reference to Exhibit 4.11 to Form S-1 filed on February 14, 2022)
4.6+	Common Stock Purchase Warrant issued to AAT Services Inc., dated December 21, 2021 (incorporated by reference to Exhibit 4.9 to Form S-1/A filed on November 2, 2022)
4.7+	Common Stock Purchase Warrant issued to Rydra Capital Corp., dated December 21, 2021 (incorporated by reference to Exhibit 4.10 to Form S-1/A filed on November 2, 2022)
4.8+	Common Stock Purchase Warrant issued to Bradley Richmond, dated January 26, 2022 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on May 16, 2022)
4.9+	Common Stock Purchase Warrant issued to Bradley Richmond, dated February 14, 2022 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed on May 16, 2022)
4.10	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated March 24, 2022 (incorporated by reference to Exhibit 4.5 to Form 10-Q filed on May 16, 2022)
4.11	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated March 24, 2022 (incorporated by reference to Exhibit 4.6 to Form 10-Q filed on May 16, 2022)
4.12	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated May 11, 2022 (incorporated by reference to Exhibit 4.7 to Form 10-Q filed on May 16, 2022)
4.13	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated May 11, 2022 (incorporated by reference to Exhibit 4.8 to Form 10-Q filed on May 16, 2022)
4.14	Form of 10% Secured Convertible Promissory Note issued by Marizyme, Inc., dated August 12, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 18, 2022)
4.15	Form of Class C Common Stock Purchase Warrant issued by Marizyme, Inc., dated August 12, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 18, 2022)
4.16	Promissory Note issued by Marizyme, Inc. to Hexin Global Ltd., dated December 28, 2022 (incorporated by reference to Exhibit 4.16 to Form S-1/A filed on February 1, 2023)
4.17	Form of Unit Warrant (incorporated by reference to Exhibit 4.18 to Form S-1/A filed on February 1, 2023)
4.18	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.19 to Form S-1/A filed on February 1, 2023)
4.19	Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc., dated February 6, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 7, 2023)
4.20	Class D Common Stock Purchase Warrant issued by Marizyme, Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 7, 2023)
4.21	Description of Securities of Marizyme, Inc.
10.1	Asset Purchase Agreement, dated September 12, 2018 between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.1 to Form 10 (File No. 000-53223) filed on September 12, 2018)
10.2	Assignment Agreement of Patent Applications (Antarctic krill), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
10.3	Assignment Agreement of Patent Applications (Enzymatic), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.3 to Form 10 (File No. 000-53223) filed on September 12, 2018)
10.4	Assignment Agreement of Patent Applications (Thrombosis), dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.4 to Form 10 (File No. 000-53223) filed on September 12, 2018)
10.5	Patent Purchase and Assignment Agreement, dated September 12, 2018, between ACB Holding AB, Reg. No. 559119-5762 and Marizyme, Inc. (incorporated by reference to Exhibit 10.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
10.6+	Director Agreement with Terry Brostowin dated December 6, 2018 (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 5, 2019)
10.7	Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 19, 2019)
10.8	Amendment No. 1 dated March 31, 2020, to Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2020)
10.9	Amendment No. 2 dated May 29, 2020, to Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 5, 2020)

10.10	Amendment No. 3 dated July 30, 2020, to Asset Purchase Agreement by and among the Registrant and Somahlution, LLC et al, dated December 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2020)
10.11	Form of Subscription Agreement for 2020 Private Placement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2020)
10.12	Form of Registration Rights Agreement for 2020 Private Placement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 14, 2020)
10.13+	Mutual Release of Claims Agreement by and between Marizyme, Inc. and Nicholas DeVito dated August 27, 2020 (incorporated by reference to Exhibit 10.13 to Form S-1 filed on February 14, 2022)
10.14+	Executive Employment Agreement, dated October 31, 2021, between Marizyme, Inc. and David Barthel (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 15, 2021)
10.15+	Indemnification Agreement dated November 1, 2020 with Terry Brostowin (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 16, 2020)
10.16+	Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form S-1/A filed on November 2, 2022)
10.17+	Form of Stock Option Agreement for Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Form S-1/A filed on November 2, 2022)
10.18+	Form of Restricted Stock Award Agreement for Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Form S-1/A filed on November 2, 2022)
10.19+	Form of Restricted Stock Unit Award Agreement for Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Form S-1/A filed on November 2, 2022)
10.20+	Offer Letter between Marizyme, Inc. and Dr. Steven Brooks dated December 1, 2020 (incorporated by reference to Exhibit 10.9 to Form 10-K filed on April 15, 2021)
10.21	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.74 to Form 10-Q filed on August 23, 2021)
10.22	Form of Unit Purchase Agreement between Marizyme, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 27, 2021)
10.23	Form of Registration Rights Agreement between Marizyme, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 27, 2021)
10.24	Form of Exchange Agreement between Marizyme, Inc. and the person executing the signature page thereto (incorporated by reference to Exhibit 10.5 to Form 8-K filed on December 27, 2021)
10.25	Placement Agency Agreement between Marizyme, Inc. and Univest Securities, LLC, dated December 10, 2021 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 27, 2021)
10.26	Form of Guarantors Security Agreement, dated as of May 20, 2021, between Marizyme Sciences, Inc., Somaceutica, Inc., and Somahlution, Inc., and the secured parties signatory thereto (incorporated by reference to Exhibit 10.26 to Form S-1 filed on February 14, 2022)
10.27	Form of Guaranty, dated as of May 19, 2021, of Marizyme Sciences, Inc., Somaceutica, Inc., and Somahlution, Inc. (incorporated by reference to Exhibit 10.27 to Form S-1 filed on February 14, 2022)
10.28	Form of Security Agreement, dated as of May 25, 2021, between Marizyme, Inc. and the secured parties signatory thereto (incorporated by reference to Exhibit 10.28 to Form S-1 filed on February 14, 2022)
10.29	Form of Trademark Security Agreement, dated as of May 19, 2021, between Marizyme, Inc. and the secured parties signatory thereto (incorporated by reference to Exhibit 10.29 to Form S-1 filed on February 14, 2022)
10.30	Form of Patent Security Agreement, dated as of May 19, 2021, between Marizyme, Inc. and the secured parties signatory thereto (incorporated by reference to Exhibit 10.30 to Form S-1 filed on February 14, 2022)
10.31+	Consulting Agreement, dated December 21, 2021, by and among Marizyme, Inc., AAT Services Inc., and George Kovalyov (incorporated by reference to Exhibit 10.8 to Form 8-K filed on December 27, 2021)
10.32+	Consulting Agreement, dated September 30, 2020, by and between Marizyme, Inc. and Bradley Richmond (incorporated by reference to Exhibit 10.32 to Form S-1 filed on February 14, 2022)
10.33+	Consulting Agreement, dated December 21, 2021, by and among Marizyme, Inc., Rydra Capital Corp., and Harrison Ross (incorporated by reference to Exhibit 10.33 to Form S-1 filed on February 14, 2022)
10.34+	Letter Agreement, dated March 5, 2021, between Marizyme, Inc. and Bruce Harmon (incorporated by reference to Exhibit 10.34 to Form S-1 filed on February 14, 2022)
10.35	Lease, dated December 11, 2020, between JIC Equities, LLC and Marizyme, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1 filed on February 14, 2022)
10.36+	Executive Employment Agreement, dated July 26, 2021, between Marizyme, Inc. and Catherine Pachuk (incorporated by reference to Exhibit 10.36 to Form S-1 filed on February 14, 2022)
10.37+	Amendment to Executive Employment Agreement, dated as of February 8, 2022, between Marizyme, Inc. and David Barthel (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 9, 2022)
10.38+	Marizyme Employment Terms and Conditions Agreement, dated January 18, 2021, between Marizyme, Inc. and Amy Chandler (incorporated by reference to Exhibit 10.38 to Form S-1 filed on February 14, 2022)
10.39+	Stock Option Agreement, dated January 29, 2021, between Marizyme, Inc. and Amy Chandler (incorporated by reference to Exhibit 10.39 to Form S-1 filed on February 14, 2022)
10.40+	Marizyme Employment Terms and Conditions Agreement, dated February 25, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.40 to Form S-1 filed on February 14, 2022)

10.41+	Employment Offer Letter, dated January 16, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.41 to Form S-1 filed on February 14, 2022)
10.42+	Confidential Separation Agreement and General Release, dated September 14, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.43 to Form S-1 filed on February 14, 2022)
10.43	Agreement to Transfer Option and Amendatory Agreement, among Marizyme, Inc., James Sapirstein and Bevilacqua PLLC as escrow agent, dated March 3, 2022 (incorporated by reference to Exhibit 10.43 to Form S-1/A filed on November 2, 2022)
10.44+	Stock Option Agreement with James Sapirstein dated June 12, 2019 (incorporated by reference to Exhibit 4.1 to Form S-1 filed on February 14, 2022)
10.45+	Stock Option Agreement with Terry Brostowin dated December 6, 2018 (incorporated by reference to Exhibit 4.2 to Form S-1 filed on February 14, 2022)
10.46	Stock Option Agreement with Frank Maresca dated July 13, 2019 (incorporated by reference to Exhibit 4.3 to Form S-1 filed on February 14, 2022)
10.47	Stock Option Agreement with Frank Maresca dated January 9, 2020 (incorporated by reference to Exhibit 4.4 to Form S-1 filed on February 14, 2022)
10.48+	Stock Option Agreement with James Sapirstein dated July 13, 2019 (incorporated by reference to Exhibit 4.5 to Form S-1 filed on February 14, 2022)
10.49+	Stock Option Agreement with Terry Brostowin dated July 13, 2019 (incorporated by reference to Exhibit 4.6 to Form S-1 filed on February 14, 2022)
10.50+	Stock Option Agreement with Nicholas DeVito dated July 13, 2019 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 13, 2019)
10.51+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 13, 2019)
10.52+	Form of Indemnification Agreement between Marizyme, Inc. and each current officer or director (incorporated by reference to Exhibit 10.52 to Form S-1/A filed on November 2, 2022)
10.53+	Form of Independent Director Agreement between Marizyme, Inc. and each current non-executive director (incorporated by reference to Exhibit 10.53 to Form S-1/A filed on November 2, 2022)
10.54+	Stock Option Agreement, dated January 16, 2021, between Marizyme, Inc. and Roger Schaller (incorporated by reference to Exhibit 10.42 to Form S-1 filed on February 14, 2022)
10.55	Waiver, dated July 22, 2022, between Marizyme, Inc. and Viner Total Investments Fund (incorporated by reference to Exhibit 10.55 to Form S-1/A filed on November 2, 2022)
10.56	Waiver, dated July 22, 2022, between Marizyme, Inc. and Waichun Logistics Technology Limited (incorporated by reference to Exhibit 10.56 to Form S-1/A filed on November 2, 2022)
10.57	First Amendment to Lease, dated March 16, 2022, between JIC Equities, LLC and Marizyme, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 15, 2022)
10.58	Form of Limited Waiver and Consent between Marizyme, Inc. and certain investors (incorporated by reference to Exhibit 10.58 to Form S-1/A filed on November 2, 2022)
10.59	Waiver and Consent between Marizyme, Inc. and Viner Total Investments Fund, dated January 9, 2023 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on January 17, 2023)
10.60	Letter Agreement between Marizyme, Inc. and Univest Securities, LLC, dated January 12, 2023 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on January 17, 2023)
10.61	Securities Purchase Agreement, dated as of February 6, 2023, by and between Marizyme, Inc. and Walleye Opportunities Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2023)
10.62+	Amendment No. 1 to the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed on November 10, 2022)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form S-1/A filed on November 2, 2022)
21.1	List of Subsidiaries
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Marizyme, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

+	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2023

MARIZYME, INC.

	By:	/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer

	By:	/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Vithalbhai Dhaduk	Chairman of the Board and Independent	March 24, 2023
Dr. Vithalbhai Dhaduk	Director

/s/ Terry Brostowin	Director	March 24, 2023
Terry Brostowin

/s/ Dr. William Hearl	Director	March 24, 2023
Dr. William Hearl

/s/ Julie Kampf	Director	March 24, 2023
Julie Kampf

/s/ Michael Stewart	Director	March 24, 2023
Michael Stewart

/s/ Nilesh Patel	Director	March 24, 2023
Nilesh Patel

/s/ David Barthel	Chief Executive Officer and Director	March 24, 2023
David Barthel	(principal executive officer)

/s/ George Kovalyov	Chief Financial Officer and Director	March 24, 2023
George Kovalyov	(principal financial and accounting officer)

