Form 10-Q
period 2023-03-31
MARIZYME, INC.
filed 2023-05-15
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Not applicable.

As of May 15, 2023, the registrant had 43,420,350 shares of common stock ($0.001 par value) outstanding.

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

The processing of the Consolidated Reverse Stock Split on the number of shares held by each stockholder according to transfer agent or brokerage firm records and the reported price of the registrant’s common stock will occur at the time that the Consolidated Reverse Stock Split is announced by the Financial Industry Regulatory Authority, Inc. (“FINRA”) on its Daily List in accordance with FINRA Rule 6490 (the “Public Adjustment Time”), which will be subject to the completion of FINRA’s issuer corporate action processing requirements. The outcome of this matter had not been determined as of the date of this report. Assuming that FINRA processes the Consolidated Reverse Stock Split, at the time of the Public Adjustment Time, the number of shares of the registrant’s common stock held by each stockholder as reflected in the records of the registrant’s transfer agent or the stockholder’s brokerage firm records will be reduced by 1,500% to reflect the processing of the Consolidated Reverse Stock Split. At market open the following trading day, the price of the registrant’s common stock will reflect a 1,500% increase as a result of the processing of the Consolidated Reverse Stock Split. The registrant also intends to file a Current Report on Form 8-K reporting FINRA’s announcement of the Consolidated Reverse Stock Split and related material matters.

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

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS:
Current
Cash	$329,805	$510,865
Accounts receivable	78,169	87,801
Other receivables	35,226	15,310
Prepaid expenses	1,259,230	1,125,761
Inventory	176,527	215,566
Total current assets	1,878,957	1,955,303
Non-current
Property, plant and equipment, net	12,500	12,545
Operating lease right-of-use assets, net	1,390,042	1,485,023
Intangible assets, net	27,464,727	27,675,020
Prepaid royalties, non-current	302,908	339,091
Deposits	30,000	30,000
Goodwill	7,190,656	7,190,656
Total non-current assets	36,390,833	36,732,335
Total assets	$38,269,790	$38,687,638

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$1,873,019	$1,365,443
Note payable	2,123,211	1,132,829
Due to related parties	89,016	-
Convertible notes	3,515,600	-
Operating lease obligations	426,142	423,495
Total current liabilities	8,026,988	2,921,767
Non-current
Operating lease obligations, net of current portion	963,900	1,061,528
Convertible notes, net of current portion	792,210	2,751,633
Derivative liabilities	4,823,725	4,823,725
Contingent liabilities	8,431,000	9,707,000
Total non-current liabilities	15,010,835	18,343,886
Total liabilities	23,037,823	21,265,653

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.001, 300,000,000 shares authorized, issued and outstanding shares - 40,768,191 at March 31, 2023 and 40,528,191 at December 31, 2022	40,768	40,528
Additional paid-in capital	103,735,216	103,370,890
Accumulated deficit	(88,544,017)	(85,989,433)
Total stockholders’ equity	15,231,967	17,421,985
Total liabilities and stockholders’ equity	$38,269,790	$38,687,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$128,974	$-
Direct cost of revenue	39,275	-
Gross profit	89,699	-
Operating expenses:
Professional fees (includes related party amounts of $161,000 and $103,200 respectively)	384,806	544,040
Salary expenses	266,968	915,640
Research and development	605,997	1,218,296
Stock-based compensation	210,966	716,432
Depreciation and amortization	210,338	210,361
Royalty expense	36,183	-
Other general and administrative expenses	507,324	390,572
Total operating expenses	2,222,582	3,995,341
Total operating loss	$(2,132,883)	$(3,995,341)

Other income (expense)
Interest and accretion expenses	(1,697,701)	(299,544)
Change in fair value of contingent liabilities	1,276,000	(1,830,000)
Total other income (expense)	(421,701)	(2,129,544)

Net loss	$(2,554,584)	$(6,124,885)

Loss per share – basic and diluted	$(0.06)	$(0.15)

Weighted average number of shares of common stock outstanding – basic and diluted	40,757,524	40,628,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,528,188	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	716,432	-	716,432
Issuance of warrants	-	-	2,969,916	-	2,969,916
Exercise of warrants	300,000	300	2,700	-	3,000
Net loss	-	-	-	(6,124,885)	(6,124,885)
Balance, March 31, 2022	40,828,188	$40,828	$99,162,415	$(53,948,448)	$45,254,795

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	210,966	-	210,966
Issuance of shares	240,000	240	153,360	-	153,600
Net loss	-	-	-	(2,554,584)	(2,554,584)
Balance, March 31, 2023	40,768,191	$40,768	$103,735,216	$(88,544,017)	$15,231,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,554,584)	$(6,124,885)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	210,338	210,361
Stock-based compensation	210,966	716,432
Interest and accretion on convertible notes and notes payable	1,697,701	299,544
Issuance of warrants for services	-	568,679
Change in fair value of contingent liabilities	(1,276,000)	1,830,000
Shares issued for a legal settlement	153,600	-
Change in operating assets and liabilities:
Accounts and other receivable	(10,284)	20,501
Prepaid expense	(133,469)	(212,744)
Inventory	39,039	6,818
Accounts payable and accrued expenses	453,521	(767,187)
Due to related parties	89,016	(861,263)
Net cash used in operating activities	(1,120,156)	(4,313,744)

Cash flows from financing activities:
Proceeds from financing, net of issuance cost	-	3,411,372
Shares issued for exercise of warrants	-	3,000
Proceeds from promissory notes, net of repayments	939,096	-
Net cash provided by financing activities	939,096	3,414,372

Net change in cash	(181,060)	(899,372)

Cash at beginning of period	510,865	4,072,339

Cash at end of period	$329,805	$3,172,967

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$-	$1,336,218
Warrants and debt discount issued in connection with convertible notes	$-	$2,401,237
Settlement of notes payable with convertible notes	$-	$326,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 1 – DESCRIPTION OF BUSINESS

Marizyme, Inc. (the “Company” or “Marizyme”) is a Nevada corporation originally incorporated on March 20, 2007, under the name SWAV Enterprises, Ltd. On September 6, 2010, the Company name was changed to GBS Enterprises Inc. and from 2010, to September 2018, the Company was in the software products and advisory services business for email and instant messaging applications. The Company divested that business between December, 2016, and September, 2018, and focused on the acquisition of life science technologies.

On March 21, 2018, the Company’s name was changed to Marizyme, Inc., to reflect the new life sciences focus. Marizyme’s common stock is currently quoted on the OTCQB tier of OTC Markets Group, Inc. under the symbol “MRZM”.

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs, which require the Company to rely on investing and financing activities in order to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $88,544,017 at March 31, 2023 (December 31, 2022 - $85,989,433). Additionally, the Company has negative working capital of $6,148,031 (December 31, 2022 - $966,464) and $329,805 (December 31, 2022 - $510,865) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the next twelve months from the date the unaudited condensed consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the SEC, and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: My Health Logic Inc (“My Health Logic” or “MHL”), Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”), (collectively – “Somahlution”), and Marizyme Sciences, Inc. (“Marizyme Sciences”). All intercompany transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023 (the “2022 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2022 was derived from audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 1 to those consolidated financial statements.

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

Deferred Offering Cost

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of March 31, 2023, the Company had recorded deferred offering costs of $549,795 (December 31, 2022 - $387,412) reported as a prepaid expense on the accompanying balance sheets.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, derivative liabilities and contingent liabilities.

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

The carrying amounts of certain accounts and other receivables, accounts payable and accrued expenses, note payable, and amounts due to related parties approximate fair value due to the short-term nature of these instruments.

The fair value of lease obligations is determined using discounted cash flows based on the expected amounts and timing of the cash flows discounted using a market rate of interest adjusted for appropriate credit risk.

The contingent liabilities assumed on the acquisition of Somahlution in 2020 consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three months ended March 31, 2023, changes in these assumptions resulted in a $624,000 decrease in fair value of these liabilities. At March 31, 2023, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $803,000 (December 31, 2022 – $1,427,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three months ended March 31, 2023, changes in these assumptions resulted in a $667,000 decrease in fair value of this liability. At March 31, 2023, the fair market value of royalty payments was $4,735,000 (December 31, 2022 – $5,402,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three months ended March 31, 2023, changes in these assumptions resulted in a $15,000 increase in fair value of this liability. At March 31, 2023, the fair market value of rare pediatric voucher sales liability was $1,070,000 (December 31, 2022 – $1,055,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three months ended March 31, 2023. At March 31, 2023, the fair market value of liquidation preference was $1,823,000 (December 31, 2022 – $1,823,000).

The derivative liabilities consist of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to the convertible promissory notes and warrants transactions as described in Note 7 .

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of March 31, 2023, and December 31, 2022, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
March 31, 2023	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	8,431,000
Total	$-	$-	$13,254,725

	Fair Value Hierarchy
December 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	9,707,000
Total	$-	$-	$14,530,725

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2022	$14,530,725
Change in fair value of contingent liabilities	(1,276,000)
Balance at March 31, 2023	$13,254,725

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

New Accounting Standards and Updates from the Securities and Exchange Commission (“SEC”)

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. CECL estimates of expected credit losses on trade receivables over their life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the standard in its first quarter of 2023. There was no material impact on the results of operations.

NOTE 4 – LEASES

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

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add an additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,260 increasing to $15,641 in 2023 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of March 31, 2023, the remaining lease term was 3.33 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three months ended March 31, 2023 was $154,828 (March 31, 2022 – $110,900).

The following table summarizes supplemental balance sheet information related to the operating lease as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Right-of-use asset	$1,390,042	$1,485,023

Operating lease liabilities, current	$426,142	$423,495
Operating lease liabilities, non-current	963,900	1,061,528
Total operating lease liabilities	$1,390,042	$1,485,023

As of March 31, 2023, the maturities of the lease liabilities for the periods ending December 31, are as follows:

2023	$317,621
2024	434,082
2025	444,934
2026	266,034
Total lease payments	$1,462,671
Less: Present value discount	(72,629)
Total	$1,390,042

NOTE 5 – INTANGIBLE ASSETS

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

At December 31, 2022, management determined that the carrying value of Krillase exceeded its recoverable amount. Impairment of $24,350,000 was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2022. However, for the three months ended March 31, 2023 and 2022, no impairment has been recognized on Krillase intangible assets.

DuraGraft

As part of Somahlution acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology. No impairment has been recognized on DuraGraft intangible assets in the three months ended March 31, 2023 and 2022.

My Health Logic

As part of My Health Logic acquisition completed on December 22, 2021, Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. No impairment has been recognized on My Health Logic intangible assets in the three months ended March 31, 2023 and 2022.

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$4,250,000	$-	$4,250,000
Patents in process	122,745	-	122,745
DuraGraft patent	5,256,000	(1,078,153)	4,177,847
DuraGraft - Distributor relationship	308,000	(82,133)	225,867
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000
My Health Logic - Trade name	450,000	(40,983)	409,017
My Health Logic - Biotechnology	4,600,000	(345,000)	4,255,000
My Health Logic - Software	1,550,000	(131,749)	1,418,251
Total intangibles	$29,142,745	$(1,678,018)	$27,464,727

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$(24,350,000)	$4,250,000
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(977,076)	-	4,278,924
DuraGraft - Distributor relationship	308,000	(74,433)	-	233,567
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	-	12,606,000
My Health Logic - Trade name	450,000	(32,947)	-	417,053
My Health Logic - Biotechnology	4,600,000	(277,353)	-	4,322,647
My Health Logic - Software	1,550,000	(105,916)	-	1,444,084
Total intangibles	$53,492,745	$(1,467,725)	$(24,350,000)	$27,675,020

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2022 and March 31, 2023	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2021	$52,866,192
Impairment	(24,350,000)
Amortization expense	(841,172)
Balance, December 31, 2022	$27,675,020
Amortization expense	(210,293)
Balance, March 31, 2023	$27,464,727

Future amortizations for DuraGraft and My Health Logic intangible assets for the next five years will be $841,172 for each year from 2024 through 2028 and $6,280,120 for 2029 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

NOTE 6 – NOTES PAYABLE

a) On October 23, 2022, the Company issued a note payable to Hub International for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As of March 31, 2023, the balance of note payable due was $103,824 (December 31, 2022 - $164,729).

b) On December 28, 2022, the Company issued a promissory note for $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023. For the three months ended March 31, 2023, the Company accrued $38,219 in interest on the promissory note (March 31, 2022 - $Nil). As of March 31, 2023, the balance of the note payable was $788,219 (December 31, 2022 - $750,000).

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

c) On February 2, 2023, the Company issued an unsecured promissory note to Walleye Opportunities Master Fund Ltd. for $1,000,000 with a maturity date of May 7, 2023. The note has no interest and the principal amount shall be paid in full on the maturity date. In the event that the principal amount is not repaid in full on maturity date, the principal amount shall be increased to $1,250,000.

d) As part of the My Health Logic acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (Note 7). For the three months ended March 31, 2023, the Company accrued $13,068 in interest on the notes payable (March 31, 2022 - $6,085). As of March 31, 2023, balance of the remaining note payable was $231,168 (December 31, 2022 - $218,100).

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

September 2021 Amended Unit Purchase Agreement

On September 29, 2021, due to a lower common stock price, the Company, with the consent of all Unit holders, amended the May, 2021, Unit Agreements. By rescinding their investment, the Unit holders agreed to amend the Unit Purchase Agreement resulted in the following significant changes to the offering:

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

As a result of this substantial modification, the total of 621,087 Units previously issued were replaced with an aggregate of 832,022 pro rata Units.

In 2022, the Company issued additional 4,180,071 units under the New Securities agreement for the proceeds of $6,500,743 net of issuance cost.

Additionally, on October 28, 2022, following a letter agreement entered into between the Company, Bradley Richmond, and Univest Securities, LLC (“Univest”), dated October 28, 2022, addressed and submitted to the Corporate Financing Department of the Financial Industry Regulatory Authority, Inc. (the “October 2022 Letter Agreement”), the Company extinguished convertible promissory notes held by Univest and Mr. Richmond, as well as Class C Warrants, attached to them. The parties agreed to forgo compensation previously received for no consideration in exchange. As the result of extinguishment of these obligations, the Company recorded $338,181 gain on debt extinguishment in the condensed consolidated statements of operations for the year ended December 31, 2022.

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the convertible notes meet the definition of derivative liabilities and that the detachable warrants issued do not meet the definition of a liability and therefore will be accounted for as an equity instrument.

The fair value of the warrants issued and the fair value of derivative liabilities issued have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the three months ended March 31, 2023, the Company recognized interest and accretion expense of $1,556,177 (March 31, 2022 - $291,997) in the condensed consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of March 31, 2023, and December 31, 2022:

Convertible Notes, Net of Debt Discount
Balance, December 31, 2021	$26,065
Convertible notes issued - new securities	7,315,138
Issuance costs	(535,717)
Debt discount	(6,479,421)
Debt accretion	2,763,749
Debt extinguishment	(338,181)
Balance, December 31, 2022	2,751,633
Debt accretion	1,556,177
Balance, March 31, 2023	$4,307,810

	March 31, 2023	December 31, 2022
Convertible notes - total principal	$14,432,996	$14,432,996
Unamortized issuance costs and discount	(10,125,186)	(11,681,363)
Convertible Notes, Net of Debt Discount	$4,307,810	$2,751,633

	March 31, 2023	December 31, 2022
Current portion	$3,515,600	$-
Non-current portion	792,210	2,751,633
Convertible Notes, Net of Debt Discount	$4,307,810	$2,751,633

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

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of March 31, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 300,000,000 shares of common stock with a par value of $0.001.

As of March 31, 2023, there were 40,768,191 (December 31, 2022 - 40,528,191) shares of common stock issued and outstanding. During the three months ended March 31, 2023, the Company issued 240,000 shares of common stock to Nicholas DeVito as part of the Confidential Settlement Agreement, dated November 18, 2022 (Note 10).

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of March 31, 2023, there remains 2,924,057 options available for issuance (December 31, 2022 – 2,924,057).

During the three months ended March 31, 2022, the Company granted Nil (December 31, 2022 – 400,000) share purchase options to directors of the Company.

The summary of option activity for the three months ended March 31, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2021	3,650,943	$1.24	8.34
Granted	400,000	2.20
Expired	(62,502)	1.25
Forfeited	(62,498)	1.25
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Granted/forfeited	-	-	-	-
Outstanding at March 31, 2023	3,925,943	1.33	5.81
Exercisable at March 31, 2023	3,336,775	$1.23	5.27	$-

As of March 31, 2023, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	3.25	$-
1.25	540,000	530,832	7.91	-
1.37	200,000	200,000	7.39	-
1.75	800,000	440,000	8.66	-
2.20	400,000	180,000	9.19	-
$1.33	3,925,943	3,336,775	5.81	$-

d)	Restricted Share Units

During the year ended December 31, 2021, the Company granted restricted share awards for an aggregate of 350,000 shares of common stock to directors, senior officers and consultants of the Company, with underlying performance conditions. As of March 31, 2023, only two out of four performance conditions have been achieved. Compensation cost of $Nil for the restricted share awards was recognized in stock-based compensation for the three months ended March 31, 2023 (March 31, 2022 - $295,750).

e)	Warrants

As of March 31, 2023 and December 31, 2022, there were 20,048,487 warrants outstanding, respectively.

	Number	Weighted Average Price
December 31, 2021	12,144,834	$2.90
Issued pursuant to Unit Purchase Agreement	8,360,147	2.25
Issued	878,398	1.16
Exercised	(300,000)	0.01
Expired	(113,637)	3.00
Cancelled pursuant to FINRA	(578,398)	1.75
Cancelled as part of debt extinguishment	(342,857)	2.25
December 31, 2022 and March 31, 2023	20,048,487	$2.64

f)	Stock-based compensation

During the three months ended March 31, 2023, the Company recorded $210,966 in non-cash share-based compensation (March 31, 2022 - $716,432).

NOTE 9 – RELATED PARTY TRANSACTIONS

As at March 31, 2023, the Company owed an aggregate of $89,016 (December 31, 2022 - $Nil) to related parties of the Company.

In the three months ended March 31, 2023, the Company incurred and settled $72,000 (March 31, 2022 - $60,000) in professional service rendered by related parties of the Company and incurred and settled $7,405 of various expenses incurred by these parties in relation to their services rendered to the Company. The services were provided by entities which are controlled by management and are pursuant to various consulting agreements.

The Company also incurred $332,750 and settled $243,750 in compensation to Directors and Executive Officers for their services rendered   during the three months ended March 31, 2023 (March 31, 2022 - $43,200, respectively).

Additionally, as part of the Somahlution acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The former primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. During the three months ended March 31, 2023, the Company accrued $36,183 in royalties payable incurred on sales of the DuraGraft product outside of the U.S. This amount was offset against the prepaid royalty receivable. As at March 31, 2023, the Company had $302,908 in prepaid royalties (December 31, 2022 - $339,091) which had been classified as non-current in the condensed consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Under a Confidential Settlement Agreement, dated November 18, 2022, the Company and Nicholas DeVito agreed that Mr. DeVito would dismiss a Complaint that Mr. DeVito filed on June 7, 2022 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito 16,000 “post-split” shares to be delivered in paper certificate form within three (3) business days of the reverse split. The settlement agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 of the SEC. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 60,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of August 27, 2020. Pursuant to the agreement, on January 4, 2023, the Company issued 240,000 shares of common stock to Mr. DeVito (Note 8b).

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022,
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the three months ended March 31, 2023, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020, the Company entered into the Agreement with Somahlution stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. During the three months ended March 31, 2023, the Company had not earned any revenues from Krillase, however the Company did incur sales of the DuraGraft products outside of the U.S., on which $36,183 in royalties have been accrued and offset against the prepaid royalties receivable (Note 9).

Upon receiving FDA clearance for the DuraGraft product, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As of March 31, 2023, minimum lease payments in relation to lease commitments are payable as described in Note 4.

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

NOTE 11 - SUBSEQUENT EVENTS

Exercise of Somahlution Warrants with Reduced Exercise Price

As part of the Somahlution acquisition, completed on July 30, 2020, the Company issued a total of 10,000,000 restricted shares of common stock and five-year warrants to purchase an additional 2,999,955 shares of common stock with an exercise price of $5.00 per share. On April 13, 2023, the Company delivered offer letter agreements (the “Somahlution Warrant Offer Letter Agreements”) to the warrant holders which offered to exercise the warrants to purchase the number of restricted shares of common stock at the exercise price reduced by the Company from $5.00 to $0.10 per share on or prior to April 21, 2023 for maximum cash proceeds of $299,996. As of May 15, 2023, the warrant holders exercised their warrants to purchase 2,652,159 shares of common stock for gross proceeds of $265,216 (the “Warrant Exercise”).

Adjustment to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants

As described in Note 7, from May 2021 to August 2022, the Company conducted a series of Units Private Placements of units consisting of 10% secured convertible promissory notes and accompanying warrants, as were modified or amended from time to time.

At the time of the Warrant Exercise, the Convertible Notes were convertible at a conversion price of $1.75 per share and the Class C Warrants were exercisable at an exercise price of $2.25 per share. Outstanding Convertible Notes have underlying principal of $14,471,177, and outstanding Class C Warrants were exercisable to purchase a total of 16,538,473 shares of common stock. In connection with the transaction contemplated by the Somahlution Warrant Offer Letter Agreements and certain unrelated matters, the Company obtained exercise and conversion rights waivers and amendments from certain holders of the Convertible Notes and Class C Warrants, which reduced the principal underlying Convertible Notes’ with conversion rights to Convertible Notes with a total of $4,471,177 in principal, and reduced outstanding Class C Warrants with exercise rights to Class C Warrants having exercise rights to Class C Warrants exercisable to purchase 5,109,904 shares of common stock. As a result of the Warrant Exercise and pursuant to the adjustment provisions described above, the conversion price of the Convertible Notes and the exercise price of the Class C Warrants adjusted to $0.10 per share. As a result of these adjustment provisions and the conversion and exercise terms of the Convertible Notes and Class C Warrants, the number of shares into which the Convertible Notes may be converted adjusted from 2,554,944 shares of common stock, not including shares convertible from interest under the Convertible Notes, to 44,711,770 shares of common stock, not including shares convertible from interest under the Convertible Notes, subject to rounding adjustments, and the number of shares that the Class C Warrants may be exercised to purchase adjusted from 5,109,904 shares of common stock to 114,972,840 shares, subject to rounding adjustments.

Promissory Note Repayment Default

The Company did not repay the unsecured promissory note to Walleye Opportunities Master Fund Ltd. on the maturity date of May 7, 2023. Therefore, subsequently to the quarter end, on May 7, 2023, the principal amount was increased to $1,250,000 as stipulated in the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three months ended March 31, 2023 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the impact of COVID-19, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our three principal medical technologies – DuraGraft®, MATLOCTM and Krillase® – are expected to serve an unmet significant market need in several areas, including, cardiac surgery, CKD, and pet health. We are currently preparing DuraGraft, our endothelial damage inhibitor, or EDI, for the U.S. Food and Drug Administration, or FDA, De Novo classification process. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we submitted the De Novo request for DuraGraft to the FDA in January 2023. Upon receiving FDA approval of DuraGraft, which we anticipate but cannot guarantee, we expect to quickly commercialize the product and build revenue rapidly utilizing multiple strategic partners and revenue channels. With our DuraGraft, MATLOC and Krillase technologies, we have the potential to bring three FDA-approved products to market.

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

Our net loss was approximately $2.6 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so  .

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

KEY HIGHLIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2023

Financing

February 2023 Unsecured Subordinated Promissory Note

On February 2, 2023, the Company issued an unsecured subordinated promissory note to Walleye Opportunities Master Fund Ltd. (“Walleye”) for the principal amount of $1,000,000 bearing no interest, due on May 7, 2023. Under the terms of the promissory note, if the principal amount was not repaid by the Company by such date, then the principal amount shall be increased to $1,250,000. The Company did not repay the note upon its maturity, and as of date of this report, the principal outstanding under the note had been increased to $1,250,000.

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

Direct Cost of Revenue

Direct cost of revenue include primarily product costs, which include all costs directly related to the purchase of raw materials, charges from our contract manufacturing organizations, and manufacturing overhead costs, as well as shipping and distribution charges. Direct cost of revenue also include losses from excess, slow-moving or obsolete inventory and inventory purchase commitments, if any.

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid to a certain related party relate to certain consulting services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with Securities and Exchange Commission, or SEC, requirements, and with listing and maintaining compliance with securities exchange requirements.

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

Royalty Expenses

As part of the Somahlution Acquisition (as defined in “—Recent Developments – Exercise of Somahlution Warrants with Reduced Exercise Price”), the Company entered into the Somahlution Agreement (as defined in “—Recent Developments – Exercise of Somahlution Warrants with Reduced Exercise Price”), under which the Company became legally obligated to pay royalties on all net sales of certain products. Royalty expenses consists of royalty payable accrued on net sales of DuraGraft product within and outside of the U.S.

Other General and Administrative Expenses

Other general and administrative expenses consist principally of marketing and selling expenses, facility costs, administrative and office expenses, director and officer insurance premiums, and investor relations costs associated with operating a public company.

Other Income (Expenses)

Other income and expenses consist of mark-to-market adjustments on contingent liabilities assumed on the acquisition of the Somahlution Assets (as defined in “—Liquidity and Capital Resources – Recent Developments – Exercise of Somahlution Warrants with Reduced Exercise Price”) and interest and accretion expenses related to our Convertible Notes (as defined in “—Liquidity and Capital Resources – Recent Developments – Adjustment to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants”).

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change

Revenue	$128,974	$-	$128,974
Direct cost of revenue	39,275	-	39,275
Gross profit	89,699	-	89,699
Operating expenses:
Direct costs of revenue
Professional fees	384,806	544,040	(159,234)
Salary expenses	266,968	915,640	(648,672)
Research and development	605,997	1,218,296	(612,299)
Stock-based compensation	210,966	716,432	(505,466)
Depreciation and amortization	210,338	210,361	(23)
Royalty expense	36,183	-	36,183
Other general and administrative expenses	507,324	390,572	116,752
Total operating expenses	2,222,582	3,995,341	(1,772,759)
Total operating loss	$(2,132,883)	$(3,995,341)	$1,862,458
Other income (expenses):
Interest and accretion expense	(1,697,701)	(299,544)	(1,398,157)
Change in fair value of contingent liabilities	1,276,000	(1,830,000)	3,106,000
Net loss	$(2,554,584)	$(6,124,885)	$3,570,301

Revenue and Direct Cost of Revenue

We recognized revenue of approximately $0.1 million for the three months ended March 31, 2023 compared to none for the three months ended March 31, 2022. No revenue was generated in the three months ended March 31, 2022 due to the impact of the COVID-19 pandemic on the Company’s supply chain and its ability to produce DuraGraft inventory. The Company’s inventory production of DuraGraft returned to its pre-pandemic level at the end of the second quarter of 2022, but lingering effects of the pandemic continued to depress demand for DuraGraft and cause revenues from DuraGraft during the first quarter of 2023 to be minimal.

Professional Fees

Professional fees decreased by approximately $0.1 million or 29.3% to approximately $0.4 million in the three months ended March 31, 2023 compared to approximately $0.5 million in the three months ended March 31, 2022. The decrease relates to higher professional fees incurred in the prior comparative period due to legal fees incurred in connection with the initial filing of a registration statement on Form S-1 with the SEC for a public offering during the quarter ended March 31, 2022 .

Salary Expenses

Salary expenses in the three months ended March 31, 2023 were approximately $0.3 million, an approximately $0.6 million or 70.8% decrease from the comparative period. The decrease is attributable to reductions in employee salaries as part of efforts to streamline the Company’s operations.

Research and Development

Research and development expenses in the three months ended March 31, 2023 were approximately $0.6 million, approximately a $0.6 million or 50.3% decrease from the comparative period. The decrease in research and development expenses can be mainly attributed to the Company’s reduction of expenses in the later period and primary focus on progressing its De Novo FDA submission for DuraGraft approval, compared to higher expenses incurred in the quarter ended March 31, 2022 due to the simultaneous development and advancement of several projects, including the commercialization of DuraGraft, Krillase, and MATLOC 1.

Stock-Based Compensation

Stock-based compensation decreased to approximately $0.2 million for the three quarters ended March 31, 2023 from approximately $0.7 million in the comparative quarter ended March 31, 2022, which represents 70.6% decrease period over period. The decrease in stock-based compensation was due to the relative absence in the first quarter of 2023 of expense recognition of restricted stock award compensation in comparison to $0.3 million of such expense recognized for the three months ended March 31, 2022.

Depreciation and Amortization

Depreciation and amortization remained consistent at $0.2 million in the current and comparative period. The Company did not acquire any new tangible or intangible capital assets in any of the periods indicated.

Royalty Expense

During the three months ended March 31, 2023, the Company accrued $0.04 million in royalties payable incurred on sales of DuraGraft outside of the U.S. No royalties were accrued in the comparative period as no sales of DuraGraft occurred in the three months ended March 31, 2022.

Other General and Administrative Expenses

Other general and administrative expenses increased approximately $0.1 million or 29.9% to approximately $0.5 million in the three months ended March 31, 2023. The majority of the increased expenses in the three months ended March 31, 2023 were due to the Company’s non-legal professional fees incurred in connection with amendments to a registration statement on Form S-1 that were filed with the SEC for a public offering.

Other Income (Expenses)

In the three months ended March 31, 2023, the Company incurred approximately $1.7 million of interest and accretion costs associated with convertible notes issued at discount as part of its Units Private Placement (as defined in “—Liquidity and Capital Resources – Recent Developments – Adjustment to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants”) compared  to $0.3 million, a $1.4 million or 466.7% increase in the comparative quarter ended March 31, 2022.

Additionally, the Company recognized $1.3 million of fair value gain from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somahlution Assets due to the change of the fair value of the contingent consideration compared to $1.8 million of fair value loss, an increase of $3.1 million  from mark-to-market adjustment on the contingent liability in the comparative quarter ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2023, we had available cash of approximately $0.3 million and accumulated deficit of approximately $88.5 million. We have funded our operations primarily from capital raises.

Recent Developments

Exercise of Somahlution Warrants with Reduced Exercise Price

As previously reported in Current Reports on Form 8-K filed by the Company on December 19, 2019 and August 5, 2020, on December 15, 2019, the Company entered into an asset purchase agreement (the “Somahlution Agreement”), as amended on March 31, 2020, May 29, 2020, and July 30, 2020, with Somahlution. Pursuant to the terms of the Somahlution Agreement, as amended, the Company agreed to purchase (the “Somahlution Acquisition”) all of the assets and none of the liabilities of Somahlution, provided that the Company agreed to acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc. (the “Somahlution Assets”). On August 4, 2020, the Somahlution Acquisition closed. As consideration for the Somahlution Acquisition, the Company issued to certain designees of Somahlution (the “Warrant Holders”) a total of 10,000,000 restricted shares of common stock and five-year warrants to purchase an additional 2,999,955 shares of common stock with an exercise price of $5.00 per share (the “Somahlution Warrants”).

On April 13, 2023, the Company delivered offer letter agreements (the “Somahlution Warrant Offer Letter Agreements”) to the Warrant Holders, which offered to allow the Warrant Holders to exercise the Somahlution Warrants to purchase the number of restricted shares of common stock issuable under their Somahlution Warrants at an exercise price reduced by the Company from $5.00 per share to $0.10 per share, on or prior to April 21, 2023, for maximum total cash proceeds of $299,995.50. As of the conclusion of this offer period, four of the Warrant Holders had entered into Somahlution Warrant Offer Letter Agreements and had exercised their Somahlution Warrants to purchase a total of 2,652,159 shares of common stock for gross proceeds of approximately $265,216 (the “Warrant Exercise”). Univest Securities, LLC (“Univest”), as the Company’s placement agent, which facilitated the Warrant Exercise, waived any fees or reimbursable expenses that would otherwise have been payable with respect to the Warrant Exercise pursuant to the Placement Agency Agreement, dated as of December 21, 2021, between Univest and the Company.

The foregoing description of the Somahlution Warrant Offer Letter Agreements is qualified in its entirety by reference to the form of such documents which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2023.

Adjustment to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants

As previously reported in a Current Report on Form 8-K filed by the Company on January 17, 2023 (the “January 2023 Form 8-K”), from May 2021 to August 2022, the Company conducted a private placement of units (the “Units Private Placement”) consisting of 10% secured convertible promissory notes (the “Convertible Notes”) and accompanying warrants (the “Class C Warrants”), as were modified or amended from time to time, with Univest, the terms of which were described in detail in the January 2023 Form 8-K. As reported in the January 2023 Form 8-K, among their other terms, the Convertible Notes and Class C Warrants provide that a lower price per share, or more favorable terms, respectively, under subsequent equity issuances, not including qualified financings and certain other exempt issuances, will be applicable to the conversion or exercise rights under the Convertible Notes and Class C Warrants, respectively. In addition, as reported in the January 2023 Form 8-K, under a Letter Agreement between the Company and Univest as placement agent for the investors in the Units Private Placement, dated January 12, 2023 (the “Univest Letter Agreement”), the parties agreed that simultaneously with any adjustment to the exercise price under the Class C Warrants as a result of any equity issuances, not including qualified financings and certain other exempt issuances, the number of shares of common stock that may be purchased under the Class C Warrants will be increased such that the aggregate exercise price of such shares will be the same as the same as the aggregate exercise price in effect immediately prior to the adjustment, without regard to any limitations on exercise contained in the Class C Warrants, including the beneficial ownership limitation described above.

At the time of the Warrant Exercise, the Convertible Notes were convertible at a conversion price of $1.75 per share and the Class C Warrants were exercisable at an exercise price of $2.25 per share. Outstanding Convertible Notes have underlying principal of $14,471,177, and outstanding Class C Warrants were exercisable to purchase a total of 16,538,473 shares of common stock. In connection with the transaction contemplated by the Somahlution Warrant Offer Letter Agreements and certain unrelated matters, the Company obtained exercise and conversion rights waivers and amendments from certain holders of the Convertible Notes and Class C Warrants, which reduced the principal underlying Convertible Notes’ with conversion rights to Convertible Notes with a total of $4,471,177 in principal, and reduced outstanding Class C Warrants with exercise rights to Class C Warrants having exercise rights to Class C Warrants exercisable to purchase 5,109,904 shares of common stock. As a result of the Warrant Exercise and pursuant to the adjustment provisions described above, the conversion price of the Convertible Notes and the exercise price of the Class C Warrants adjusted to $0.10 per share. As a result of these adjustment provisions and the conversion and exercise terms of the Convertible Notes and Class C Warrants, the number of shares into which the Convertible Notes may be converted adjusted from 2,554,944 shares of common stock, not including shares convertible from interest under the Convertible Notes, to 44,711,770 shares of common stock, not including shares convertible from interest under the Convertible Notes, subject to rounding adjustments, and the number of shares that the Class C Warrants may be exercised to purchase adjusted from 5,109,904 shares of common stock to 114,972,840 shares, subject to rounding adjustments.

The foregoing description of the Univest Letter Agreement, the Convertible Notes and the Class C Warrants is qualified in its entirety by reference to the description of these and related documents and transactions in “Item 1.01 Entry into a Material Definitive Agreement.” of the January 2023 Form 8-K.

Public Offering

On February 14, 2022, Marizyme filed the initial registration statement on Form S-1 relating to the Company’s proposed public offering to raise up to $17,250,000. On April 21, 2023, the Company withdrew the registration statement on Form S-1 as it does not intend to pursue the contemplated public offering at this time  .

Promissory Note Repayment Default

On February 2, 2023, the Company issued an unsecured promissory note to Walleye for $1,000,000 with a maturity date of May 7, 2023. The note has no interest and the principal amount shall be paid in full on the maturity date. In the event that the principal amount is not repaid in full on maturity date, the principal amount shall be increased to $1,250,000. The Company did not repay the note upon its maturity, and as of the date of this report, the principal outstanding under the note had been increased to $1,250,000.

Funding Requirements and Other Liquidity Matters

Marizyme expects to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

●	Increase our expertise and knowledge through hiring and retaining qualified operational, financial and management personnel, who are expected to develop build efficient infrastructure to support development and commercialization of therapies and devices;
●	Increase in research and development and legal support as we continue to develop our products, conduct clinical trials and pursue FDA clearances;
●	Expand our product portfolio through the identification and acquisition of additional life science assets; and
●	Seek to increase awareness about our products to boost sales and distributions internationally.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, the Company will continue to have to raise funds beyond its current working capital balance in order to finance future development of products, potential acquisitions, and meet its debt obligations until such time as future profitable revenues are achieved.

We expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, and collaborations arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the interests of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our stockholders’ ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development or acquisition of our products.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three months ended March 31,
	2023	2022	$ Change
Net Cash provided by/(used in):
Operating activities	$(1,120,156)	$(4,313,744)	$3,193,588
Investing activities	-	-	-
Financing activities	939,096	3,414,372	(2,475,276)
Net change in cash	$(181,060)	$(899,372)	$718,312

Operating Activities

Net cash used in operating activities was approximately $1.1 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operating activities for the three months ended March 31, 2023 was due to approximately $0.6 million spent on research and development, approximately $0.3 million spent on salaries and related compensation expenses, $0.5 million in other general and administrative expenses and approximately $0.4 million spent on professional fees. The net cash used in operating activities for the three months ended March 31, 2022 was due to approximately $1.2 million spent on research and development, approximately $0.5 million spent on professional fees and $0.9 million spent on salaries and related compensation expenses. The decrease in net cash used in operating activities in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the decrease in the Company’s research and development expenses, salaries and other compensation, and professional fees.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was due to $1.0 million of funds raised from the issuance of an unsecured promissory note to Walleye. During the three months ended March 31, 2023 the Company also repaid approximately $0.1 million in notes payable. Net cash provided by financing activities for the three months ended March 31, 2022 was due to $3.7 million of funds raised from the issuance of convertible promissory notes in connection with the Units Private Placement. The Company also settled an aggregate of $0.3 million in notes payable as part of the Units Private Placement during the three months ended March 31, 2022.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2023 to the information regarding our contractual obligations that was disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations and Commitments” contained in the 2022 Form 10-K.

Royalties and Other Commitments

On December 15, 2019, the Company entered into the Somahlution Agreement to acquire the Somahlution Assets, including DuraGraft®. The Somahlution Agreement was amended on March 31, 2020 and May 29, 2020 to extend the termination date. On July 30, 2020, the Company and Somahlution entered into Amendment No. 3 to the Somahlution Agreement (“Amendment No. 3”). Pursuant to the terms of this amendment, it was agreed that, as part of the Somahlution Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc., in addition to the Somahlution Assets. This change to the Somahlution Agreement was made to accommodate the European Union (“EU”) requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EU. In Amendment No. 3, the Company agreed to assume certain payables of Somahlution related to clinical and medical expenses. The parties also orally agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties.

Pursuant to the Somahlution Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to pay to certain beneficial owner designees of Somahlution, among other consideration:

●	The following contingent consideration upon receiving FDA final approval and insurance reimbursement approval on the products, and in the amounts, specified below, subject to certain expiration terms, none of which had been earned or granted as of March 31, 2023:

○	DuraGraft products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
■	Payment on a pro rata basis of 10% of the cash value of rare pediatric voucher sales following FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product;
■	Following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product, grant of warrants on a pro rata basis to purchase an aggregate of 250,000 shares of common stock with a term of five years and a strike price determined based on the average of the closing prices of the common stock for the 30 calendar days following the date of the public announcement of FDA approval; and
■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

○	Somahlution derived solid organ transplant products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

○	Somahlution Assets-derived over-the-counter products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;

○	Other Somahlution Assets-derived products from existing Somahlution pipelines:

■	Royalties to be paid on all net sales of the product of 1%; and

●	A liquidation preference, up to a maximum of $20 million, and the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount upon the sale by the Company of all or substantially all of the Somahlution Assets.

For additional discussion of this transaction, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” of the 2022 Form 10-K.

Office and Laboratories Space Lease

The Company has entered into arrangements for office and laboratories spaces. As at March 31, 2023, minimum lease payments in relation to lease commitments were payable as outlined in “Note 4 – Leases”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Promissory Notes

On October 23, 2022, the Company issued a note payable to Hub International Limited for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As of March 31, 2023, the balance of note payable due was $103,824 (December 31, 2022 - $164,729).

On December 28, 2022, the Company issued a promissory note to Hexin Global Ltd. for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023. Pursuant to the promissory note, the Company agreed to issue warrants to purchase common stock equal to $1,500,000 with the same terms as any warrants issued in the Company’s next financing round and which will be immediately exercisable. Default in the payment of principal or interest or other material covenant under the note triggers a default penalty equal to 0.666% of $750,000 per month during the period of default, and other lender rights, including the demand of immediate payment of all amounts due including accrued but unpaid interest, and recovery of all costs, fees including attorney’s fees and disbursements, and expenses relating to collection and enforcement of the promissory note. As of March 31, 2023, the balance due under this note was $750,000.

On February 2, 2023, the Company issued an unsecured promissory note to Walleye for $1,000,000 with a maturity date of May 7, 2023. The note has no interest and the principal amount shall be paid in full on the maturity date. In the event that the principal amount is not repaid in full on maturity date, the principal amount shall be increased to $1,250,000. The Company did not repay the note upon its maturity, and as of the date of this report, the principal outstanding under the note had been increased to $1,250,000.

As part of the My Health Logic acquisition, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Units Private Placement during the year ended December 31, 2022 (see “Note 7 – Convertible Promissory Notes and Warrants”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q ). For the three months ended March 31, 2023, the Company accrued $13,068 in interest on the notes payable (March 31, 2022 - $6,085). As of March 31, 2023, the balance of the remaining note payable was $231,168 (December 31, 2022 - $218,100).

Changes in Capitalization

As previously reported, on August 3, 2022, the Company filed the First Certificate of Change with the Nevada Secretary of State, which provided for the First Reverse Stock Split. Pursuant to NRS Section 78.209(3), the First Certificate of Change became effective at the First Certificate of Change Effective Time. On December 30, 2022, the Company filed the Certificate of Amendment with the Nevada Secretary of State, which provided for the Authorized Capital Increase, and which became effective at the Certificate of Amendment Effective Time. On January 5, 2023, the Second Certificate of Change was filed with the Nevada Secretary of State, which provided for the Second Reverse Stock Split. Pursuant to NRS Section 78.209(3), the Second Certificate of Change became effective at the Second Certificate of Change Effective Time.

Subsequently, the Company submitted a request to FINRA to process and announce each of the First Reverse Stock Split and Second Reverse Stock Split on FINRA’s Daily List of issuer corporate actions in accordance with FINRA Rule 6490. In order to address FINRA’s issuer corporate action processing requirements, the Third Certificate of Change, Fourth Certificate of Change and Fifth Certificate of Change was each filed by the Company with the Nevada Secretary of State. These filings provided for two forward stock splits of the authorized and issued and outstanding common stock at the same ratios as the First Reverse Stock Split and Second Reverse Stock Split followed by a reverse stock split at their combined ratio. The Fifth Certificate of Change provided for the decrease of the authorized common stock from 300,000,000 to 20,000,000 and corresponding change of every fifteen (15) shares of the issued and outstanding common stock to one (1) share, and became effective at the Fifth Certificate of Change Effective Time.

As of the date of this report, FINRA had not processed the Consolidated Reverse Stock Split. Unless indicated otherwise, all share amounts, share price amounts and amounts derived from share amounts and share price amounts contained in this report do not give effect to the First Reverse Stock Split, the Second Reverse Stock Split, the First Forward Stock Split, the Second Reverse Stock Split, or the Consolidated Reverse Stock Split. See “Note Regarding Presentation of Capitalization in this Report” of this report for additional information.

Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $88,544,017 at March 31, 2023 (December 31, 2022 - $85,989,433). Additionally, the Company has negative working capital of $6,148,031 (December 31, 2022 - $966,464) and $329,805 (December 31, 2022 - $510,865) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has been impacted by the COVID-19 pandemic and related supply chain shortages and other economic conditions, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries were delayed as a result. See “–Impact of COVID-19 Pandemic” above.

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

While our significant accounting policies are more fully described in “Note 3 – Summary of Significant Accounting Policies”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Deferred Offering Cost

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of March 31, 2023, the Company had recorded deferred offering costs of $549,795 (December 31, 2022 - $387,412) reported as a prepaid expense on the accompanying balance sheets.

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

The carrying amounts of certain accounts and other receivables, accounts payable and accrued expenses, note payable, and amounts due to related parties approximate fair value due to the short-term nature of these instruments.

The fair value of lease obligations is determined using discounted cash flows based on the expected amounts and timing of the cash flows discounted using a market rate of interest adjusted for appropriate credit risk.

The contingent liabilities assumed on the acquisition of Somahlution in 2020 consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three months ended March 31, 2023, changes in these assumptions resulted in a $624,000 decrease in fair value of these liabilities. At March 31, 2023, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $803,000 (December 31, 2022 – $1,427,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three months ended March 31, 2023, changes in these assumptions resulted in a $667,000 decrease in fair value of this liability. At March 31, 2023, the fair market value of royalty payments was $4,735,000 (December 31, 2022 – $5,402,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three months ended March 31, 2023, changes in these assumptions resulted in a $15,000 increase in fair value of this liability. At March 31, 2023, the fair market value of rare pediatric voucher sales liability was $1,070,000 (December 31, 2022 – $1,055,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three months ended March 31, 2023. At March 31, 2023, the fair market value of liquidation preference was $1,823,000 (December 31, 2022 – $1,823,000).

The derivative liabilities consist of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to certain convertible promissory notes and warrants transactions (see “Note 7 – Convertible Promissory Notes and Warrants”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of March 31, 2023, and December 31, 2022, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
March 31, 2023	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	8,431,000
Total	$-	$-	$13,254,725

	Fair Value Hierarchy
December 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	9,707,000
Total	$-	$-	$14,530,725

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2022	$14,530,725
Change in fair value of contingent liabilities	(1,276,000)
Balance at March 31, 2023	$13,254,725

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

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report on Form 10-Q an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. As previously reported in the 2022 Form 10-K, management concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. These material weaknesses were as follows:

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

In connection with our preparation of our interim condensed consolidated financial statements for the three months ended March 31, 2023, we identified material weaknesses in our disclosure controls and procedures due to the material weaknesses in internal control over financial reporting related to the following:

●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting.

To remediate the material weakness described above, in addition the measures that management has taken as described under “Changes in Internal Control Over Financial Reporting” below, management will continue to add controls to further enhance and revise the design of the existing controls including:

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

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediating the material weakness in internal control over financial reporting identified above. In the three months ended March 31, 2023, the Company took the following steps in order to improve its internal controls over financial reporting:

●	Implemented controls around operation of internal control over financial reporting and reviewing procedures over the preparation of our financial statements such that our management believes that the Company had adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments.

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

DeVito Litigation

On June 7, 2022, Nicholas DeVito, a former Interim Chief Executive Officer and Interim Chief Financial Officer of the Company, filed a Complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437 (the “Florida Circuit Court”), against the Company (the “DeVito Complaint”). Under a Confidential Settlement Agreement, dated November 18, 2022 (the “Confidential Settlement Agreement”), the Company and Nicholas De Vito agreed that Mr. De Vito would dismiss a Complaint that Mr. De Vito filed on June 7, 2022 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito certain “post-split” shares to be delivered in paper certificate form within three (3) business days of the reverse split. The Confidential Settlement Agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 under the Securities Act. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 240,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of August 27, 2020. Pursuant to the agreement, on January 4, 2023, the Company issued 240,000 shares of common stock to Mr. DeVito.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2023, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report on Form 8-K and we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10-12G filed on September 12, 2018)
3.6	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.7	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.8	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 3, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2022)
3.9	Certificate of Amendment Pursuant to NRS 78.380 & 78.390 to the Articles of Incorporation filed with the Nevada Secretary of State on December 30, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2023)
3.10	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 5, 2023 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on January 17, 2023)
3.11	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 4:45 PM Pacific time (incorporated by reference to Exhibit 3.4 to Form 8-K filed on January 17, 2023)
3.12	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:00 PM Pacific time (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 17, 2023)
3.13	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:15 PM Pacific time (incorporated by reference to Exhibit 3.6 to Form 8-K filed on January 17, 2023)
3.14	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
4.1	Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc., dated February 6, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 7, 2023)
4.2	Class D Common Stock Purchase Warrant issued by Marizyme, Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 7, 2023)
10.1	Waiver and Consent between Marizyme, Inc. and Viner Total Investments, dated January 9, 2023 (incorporated by reference to Exhibit 10.13 to Form 8-K filed on January 17, 2023)
10.2	Letter Agreement between Marizyme, Inc. and Univest Securities, LLC, dated January 12, 2023 (incorporated by reference to Exhibit 10.12 to Form 8-K filed on January 17, 2023)
10.3	Securities Purchase Agreement, dated as of February 6, 2023, by and between Marizyme, Inc. and Walleye Opportunities Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	MARIZYME, INC.

/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

