Form 10-Q
period 2023-06-30
MARIZYME, INC.
filed 2023-08-18
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Not applicable.

As of August 18, 2023, the registrant had 45,666,760 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS:
Current
Cash	$205,226	$510,865
Accounts receivable	72,975	87,801
Other receivables	34,306	15,310
Prepaid expenses	606,347	1,125,761
Inventory	139,723	215,566
Total current assets	1,058,577	1,955,303
Non-current
Property, plant and equipment, net	12,500	12,545
Operating lease right-of-use assets, net	1,294,442	1,485,023
Intangible assets, net	27,254,434	27,675,020
Prepaid royalties, non-current	140,843	339,091
Deposits	30,000	30,000
Goodwill	7,190,656	7,190,656
Total non-current assets	35,922,875	36,732,335
Total assets	$36,981,452	$38,687,638

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current
Accounts payable and accrued expenses	$2,038,005	$1,365,443
Notes payable	283,290	1,132,829
Due to related parties	143,351	-
Convertible notes- Units Private Placement	12,316,495	-
Convertible notes - OID	150,086	-
Derivative liabilities	5,461,702	-
Operating lease obligations	428,789	423,495
Total current liabilities	20,821,718	2,921,767
Non-current
Operating lease obligations, net of current portion	865,653	1,061,528
Convertible notes– Units Private Placement	307,425	2,751,633
Derivative liabilities	-	4,823,725
Contingent liabilities	7,717,000	9,707,000
Total non-current liabilities	8,890,078	18,343,886
Total liabilities	29,711,796	21,265,653

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.001, 300,000,000 shares authorized, issued and outstanding shares - 45,366,760 at June 30, 2023 and 40,528,191 at December 31, 2022	45,366	40,528
Additional paid-in capital	116,344,709	103,370,890
Accumulated deficit	(109,120,419)	(85,989,433)
Total stockholders’ equity	7,269,656	17,421,985
Total liabilities and stockholders’ equity	$36,981,452	$38,687,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$184,739	$61,809	$313,713	$61,809
Direct cost of revenue	49,611	11,025	88,886	11,025
Gross profit	135,128	50,784	224,827	50,784
Operating expenses:
Professional fees (includes related party amounts of $161,000, $163,200, $322,000 and $266,400 respectively)	511,844	873,865	896,650	1,417,905
Salary expenses	335,004	902,106	601,972	1,817,746
Research and development	691,393	1,371,470	1,297,390	2,589,766
Stock-based compensation	160,762	676,242	371,728	1,392,674
Depreciation and amortization	210,293	210,361	420,631	420,722
Royalty expense	162,065	-	198,248	-
Other general and administrative expenses	2,867,749	618,498	3,375,073	1,009,070
Total operating expenses	4,939,110	4,652,542	7,161,692	8,647,883
Total operating loss	(4,803,982)	(4,601,758)	(6,936,865)	(8,597,099)

Other income (expense)
Interest and accretion expenses	(13,424,169)	(530,226)	(15,121,870)	(829,770)
Change in fair value of contingent liabilities	714,000	(1,792,000)	1,990,000	(3,622,000)
Loss on debt extinguishment	(684,682)	-	(684,682)	-
Loss on issuance of debt	(2,377,569)	-	(2,377,569)	-
Total other income (expense)	(15,772,420)	(2,322,226)	(16,194,121)	(4,451,770)

Net loss	$(20,576,402)	$(6,923,984)	$(23,130,986)	$(13,048,869)

Loss per share – basic and diluted	$(0.48)	$(0.17)	$(0.55)	$(0.32)

Weighted average number of shares of common stock outstanding – basic and diluted	43,187,439	40,828,188	41,979,194	40,728,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,528,188	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	716,432	-	716,432
Issuance of warrants	-	-	2,969,916	-	2,969,916
Exercise of warrants	300,000	300	2,700	-	3,000
Net loss	-	-	-	(6,124,885)	(6,124,885)
Balance, March 31, 2022	40,828,188	40,828	99,162,415	(53,948,448)	45,254,795
Stock-based compensation expense	-	-	676,242	-	676,242
Issuance of warrants	-	-	2,341,659	-	2,341,659
Net loss	-	-	-	(6,923,984)	(6,923,984)
Balance, June 30, 2022	40,828,188	$40,828	$102,180,316	$(60,872,432)	$41,348,712

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	210,966	-	210,966
Issuance of shares	240,000	240	153,360	-	153,600
Net loss	-	-	-	(2,554,584)	(2,554,584)
Balance, March 31, 2023	40,768,191	40,768	103,735,216	(88,544,017)	15,231,967
Stock-based compensation expense	-	-	160,762	-	160,762
Issuance of shares	1,946,410	1,946	221,540	-	223,486
Exercise of warrants	2,652,159	2,652	262,564	-	265,216
Issuance of warrants on debt extinguishment	-	-	19,058,426	-	19,058,426
Issuance of warrants on promissory note	-	-	1,333,128	-	1,333,128
Warrants cancelled in debt extinguishment	-	-	(8,426,927)	-	(8,426,927)
Net loss	-	-	-	(20,576,402)	(20,576,402)
Balance, June 30, 2023	45,366,760	$45,366	$116,344,709	$(109,120,419)	$7,269,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(23,130,986)	$(13,048,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420,631	420,722
Stock-based compensation	371,728	1,392,674
Interest and accretion on convertible notes and notes payable	15,121,870	829,770
Issuance of warrants for services	-	1,850,533
Change in fair value of contingent liabilities	(1,990,000)	3,622,000
Loss on debt extinguishment	684,682	-
Loss on issuance of debt	2,377,569	-
Shares issued as part of the Confidential Settlement Agreement	153,600	-
Shares issued for services	138,000	-
Warrants issued as part of promissory note agreement	1,333,128	-
Change in operating assets and liabilities:
Accounts and other receivable	(4,171)	(15,715)
Prepaid expenses	519,414	21,787
Inventory	75,843	(246,060)
Accounts payable and accrued expenses	1,467,328	(973,544)
Due to related parties	143,351	(908,973)
Net cash used in operating activities	(2,318,013)	(7,055,675)

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes - OID, net of issuance cost	870,000	5,120,743
Proceeds from shares issued for exercise of warrants	265,216	3,000
Proceeds from promissory notes, net of repayments	877,158	(95,431)
Net cash provided by financing activities	2,012,374	5,028,312

Net change in cash	(305,639)	(2,027,363)

Cash at beginning of period	510,865	4,072,339

Cash at end of period	$205,226	$2,044,976

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$5,461,702	$1,938,379
Warrants and debt discount issued in connection with convertible notes	$19,058,426	$3,461,042
Settlement of notes payable with convertible notes	$2,064,133	$278,678
Warrants cancelled in debt extinguishment	$8,426,927	$-
Shares issued on conversion of convertible notes	$84,140	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 1 – DESCRIPTION OF BUSINESS

Marizyme, Inc. (the “Company” or “Marizyme”) is a Nevada corporation originally incorporated on March 20, 2007, under the name SWAV Enterprises, Ltd. On September 6, 2010, the Company name was changed to GBS Enterprises Inc. and from 2010, to September 2018, the Company was in the software products and advisory services business for email and instant messaging applications. The Company divested that business between December 2016 and September 2018, and focused on the acquisition of life science technologies.

On March 21, 2018, the Company’s name was changed to Marizyme, Inc., to   reflect the new life sciences focus. Marizyme’s common stock is currently quoted on the OTCQB tier of OTC Markets Group, Inc. under the symbol “MRZM”.

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs, which require the Company to rely on investing and financing activities in order to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $109,120,419 at June 30, 2023 (December 31, 2022 - $85,989,433). At June 30, 2023, the Company has negative working capital of $19,763,141 (December 31, 2022 - $966,464) and $205,226 (December 31, 2022 - $510,865) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully develop its intangible assets and receive an approval from the U.S. Food and Drug Administration (“FDA”) to extend the selling of its products into the U.S. market which may result in the Company attaining profitable operations.

During the next twelve months from the date the unaudited condensed consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the Securities and Exchange Commission (“SEC”), and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: My Health Logic Inc. (“My Health Logic” or “MHL”), Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”), and Marizyme Sciences, Inc. (“Marizyme Sciences”). All intercompany transactions have been eliminated on consolidation.

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

Deferred Offering Cost

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of June 30, 2023, the Company had deferred offering costs of $Nil (December 31, 2022 - $387,412) reported as a prepaid expense on the accompanying condensed consolidated balance sheets, and expensed an aggregate of $1,203,537 of deferred offering costs - $535,717 of which was related to the extinguishment of 2021 Unit Purchase Agreement (see Note 7) and $667,820 related to a planned uplisting, which was not pursued due to a management’s decision to seek different means to obtain financing.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three and six months ended June 30, 2023, changes in these assumptions resulted in a $582,000 and $1,206,000 decrease in fair value of these liabilities, respectively (June 30, 2022 – $2,092,000 and $2,898,000 increase, respectively). At June 30, 2023, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $221,000 (December 31, 2022 – $1,427,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and six months ended June 30, 2023, changes in these assumptions resulted in a $129,000 and $796,000 decrease in fair value of this liability, respectively (June 30, 2022 – $293,000 decrease and $772,000 increase, respectively). At June 30, 2023, the fair market value of royalty payments was $4,606,000 (December 31, 2022 – $5,402,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three and six months ended June 30, 2023, changes in these assumptions resulted in a $3,000 decrease and $12,000 increase in fair value of this liability, respectively (June 30, 2022 – $7,000 and $48,000 decrease, respectively). At June 30, 2023, the fair market value of rare pediatric voucher sales liability was $1,067,000 (December 31, 2022 – $1,055,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and six months ended June 30, 2023 and 2022. At June 30, 2023, the fair market value of liquidation preference was $1,823,000 (December 31, 2022 – $1,823,000).

The derivative liabilities consist of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to the convertible promissory notes and warrants transactions as described in Note 7.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of June 30, 2023, and December 31, 2022, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
June 30, 2023	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$5,461,702
Contingent liabilities	-	-	7,717,000
Total	$-	$-	$13,178,702

	Fair Value Hierarchy
December 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	9,707,000
Total	$-	$-	$14,530,725

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2022	$14,530,725
Change in fair value of contingent liabilities	(1,990,000)
Derivative liabilities extinguished pursuant to Unit Private Placement (Note 7)	(4,823,725)
Derivative liabilities issued pursuant to OID Purchase Agreement (Note 7)	5,461,702
Balance at June 30, 2023	$13,178,702

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

New Accounting Standards and Updates from the Securities and Exchange Commission

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326)” and “Leases (Topic 842)” - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. Current Expected Credit Losses estimates of expected credit losses on trade receivables over their life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the standard in its first quarter of 2023. There was no material impact on the results of operations.

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

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add an additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,260 increasing to $15,641 in 2023 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for the total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of June 30, 2023, the remaining lease term was 3.08 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three and six months ended June 30, 2023 was $37,674 and $192,502, respectively (June 30, 2022 – $110,353 and $221,253, respectively).

The following table summarizes supplemental condensed consolidated balance sheet information related to the operating leases as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Right-of-use assets	$1,294,442	$1,485,023

Operating lease liabilities, current	$428,789	$423,495
Operating lease liabilities, non-current	865,653	1,061,528
Total operating lease liabilities	$1,294,442	$1,485,023

As of June 30, 2023, the maturities of the lease liabilities for the periods ending December 31 are as follows:

2023	$211,747
2024	434,082
2025	444,934
2026	266,034
Total lease payments	1,356,797
Less: Present value discount	(62,355)
Total	$1,294,442

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

At December 31, 2022, management determined that the carrying value of Krillase exceeded its recoverable amount. Impairment of $24,350,000 was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2022. However, for the three and six months ended June 30, 2023 and 2022, no impairment has been recognized on Krillase intangible assets.

DuraGraft

As part of Somahlution acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology. No impairment has been recognized on DuraGraft intangible assets for the three and six months ended June 30, 2023 and 2022.

My Health Logic

As part of My Health Logic acquisition completed on December 22, 2021, Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. No impairment has been recognized on My Health Logic intangible assets for the three and six months ended June 30, 2023 and 2022.

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$4,250,000	$-	$4,250,000
Patents in process	122,745	-	122,745
DuraGraft patent	5,256,000	(1,179,230)	4,076,770
DuraGraft - Distributor relationship	308,000	(89,833)	218,167
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000
My Health Logic - Trade name	450,000	(49,018)	400,982
My Health Logic - Biotechnology	4,600,000	(412,647)	4,187,353
My Health Logic - Software	1,550,000	(157,583)	1,392,417
Total intangibles	$29,142,745	$(1,888,311)	$27,254,434

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$(24,350,000)	$4,250,000
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(977,076)	-	4,278,924
DuraGraft - Distributor relationship	308,000	(74,433)	-	233,567
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	-	12,606,000
My Health Logic - Trade name	450,000	(32,947)	-	417,053
My Health Logic - Biotechnology	4,600,000	(277,353)	-	4,322,647
My Health Logic - Software	1,550,000	(105,916)	-	1,444,084
Total intangibles	$53,492,745	$(1,467,725)	$(24,350,000)	$27,675,020

Goodwill	DuraGraft	My Health Logic	Total
Balance, June 30, 2023 and December 31, 2022	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2021	$52,866,192
Impairment	(24,350,000)
Amortization expense	(841,172)
Balance, December 31, 2022	27,675,020
Amortization expense	(420,586)
Balance, June 30, 2023	$27,254,434

Future amortizations for DuraGraft and My Health Logic intangible assets for the remaining six month of the fiscal 2023 will be $420,586, for the next five years from 2024 through 2028 - $841,172 for each year, and for 2029 and thereafter- $6,069,827. Amortization related to in-process research and development will be determined upon the Company achieving commercialization.

NOTE 6 – NOTES PAYABLE

a) On October 23, 2022, the Company issued a note payable to Hub International for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As of June 30, 2023, the balance of note payable due was $41,887 (December 31, 2022 - $164,729).

b) On December 28, 2022, the Company issued a promissory note to Hexin for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023 (the “Hexin Promissory Note”). For the three and six months ended June 30, 2023, the Company accrued $25,914 and $64,133 in interest on the promissory note, respectively (June 30, 2022 - $Nil and $Nil, respectively). Hexin agreed to cancel the Hexin Promissory Note with the outstanding balance of $814,133 (the aggregate amount of principal plus accrued and unpaid interest as of May 30, 2023) in exchange for the issuance of 9,578,040 OID Units (see Note 7), which the Company issued to Hexin on May 30, 2023.

c) On February 2, 2023, the Company issued an unsecured promissory note to Walleye Opportunities Master Fund Ltd. (the “Walleye Promissory Note”) for $1,000,000 with a maturity date of May 7, 2023. The note carried no interest and the principal amount was required to be repaid in full on the maturity date. In the event that the principal amount was not repaid in full on maturity date, the principal amount required to be increased to $1,250,000. As of the maturity date of the note, the principal amount was not repaid and therefore increased from $1,000,000 to $1,250,000. Walleye agreed to cancel the promissory note, with the outstanding balance of $1,250,000 in exchange for the issuance of 14,705,890 OID Units (see Note 7), which were issued to Walleye on May 30, 2023.

d) As part of the My Health Logic Inc. acquisition, completed in November 2021, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 7). For the three and six months ended June 30, 2023, the Company accrued $5,298 and $18,366 in interest on the notes payable, respectively (June 30, 2022 - $4,501 and $10,586, respectively). As of June 30, 2023, balance of the remaining note payable was $241,403 (December 31, 2022 - $218,100).

NOTE 7 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

2021 Convertible Notes and Warrants

From May 2021 to August 2022, the Company conducted a private placement (the “Units Private Placement”) of units (the “Units”) consisting of 10% secured convertible promissory notes (the “Convertible Notes”) and accompanying warrants (the “Class C Warrants”), as were modified or amended from time to time. The most recent terms of the Convertible Notes and Class C Warrants were as follows:

Convertible Notes Terms

The Convertible Notes mature in 24 months from the initial closing date and accrue 10% of simple interest per annum on the outstanding principal amount. The Convertible Notes principal and accrued interest can be converted at any time at the option of the holder at a conversion price of $1.75 per share. In the event the Company consummates, while the Convertible Note is outstanding, an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000 (“Qualified Financing”), then all outstanding principal, together with all unpaid accrued interest under the Convertible Notes, shall automatically  convert into shares of the equity financing at the lesser of (i) 75% of the cash price per share paid in the financing and the conversion price of $1.75 per unit.

In the event that the Company consummates, while the Convertible Note is outstanding, an equity financing with a gross aggregate amount of securities sold less than $10,000,000 (“Unqualified Financing”), then the conversion price of the Convertible Notes of $1.75 per share and the exercise price of Class C warrants of $2.25 per share will change to the equity offering price. Moreover, in that event, the Class C Warrant holders may also apply a most-favored-nations clause in their warrants to request that their Class C Warrants provide that their warrant exercise rights should be further adjusted to allow them to purchase a proportionately higher number of additional shares equal to the initial number of shares which may be purchased by exercise of their Class C Warrants, multiplied by a fraction equal to the current exercise price divided by the adjusted exercise price, which would allow such Class C Warrant holders to purchase the same aggregate dollar amount of shares as initially provided such Class C Warrants. If the Convertible Notes and Class C Warrants’ conversion or exercise rights become so adjusted as a result of such an equity financing, then the Company would be required to register the additional shares of common stock that these securities may be converted into or exercised to purchase for resale. The Convertible Notes are secured by a first priority security interest in all assets of the Company.

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

The Company determined that the optional and automatic conversion feature and the share redemption feature attached to the Convertible Notes met the definition of derivative liabilities and that the detachable warrants issued did not meet the definition of a liability and therefore was accounted for as an equity instrument.

The fair value of the warrants issued and the fair value of derivative liabilities issued have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

In 2021, the Company issued an aggregate of 4,260,594 Units for the proceeds of $6,692,765 net of issuance costs. In 2022, the Company issued additional 4,180,071 units for the proceeds of $6,500,743 net of issuance cost.

Adjustment to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants

On April 13, 2023, the Company obtained exercise and conversion rights waivers and amendments from holders of the Convertible Notes and Class C Warrants (“Original Securities”), pursuant to which, the conversion price of the Convertible Notes and the exercise price of the Class C Warrants was adjusted to $0.10 per share (“New Securities”) and all other terms remained the same. On April 13, 2023, outstanding Convertible Notes had underlying principle of $14,432,996, and outstanding Class C Warrants were exercisable to purchase a total of 16,538,486 shares of common stock.

The Company determined that the terms of the New Securities were substantially different from the Original Securities, and, as such the exchange of the Original Securities for the New Securities was accounted for as an extinguishment of debt on April 13, 2023, and the New Securities accounted for as a new debt issuance.

As a result of this substantial modification, a total of 8,269,237 Units outstanding were replaced with an aggregate of 190,584,260 pro rata Units, and a loss on debt extinguishment of $684,682 was recorded in condensed consolidated statements of operations for the six months ended June 30, 2023 (June 30, 2022 - $Nil).

The Company determined that the optional conversion feature attached to the Convertible Notes did not meet the definition of derivative liabilities and that the detachable warrants issued did not meet the definition of a liability and therefore was accounted for as an equity instrument. The fair value of $19,058,426 of the warrants issued has been recorded as a component of equity and a debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the three and six months ended June 30, 2023, the Company recognized interest and accretion expense of $5,730,714 and $7,286,891, respectively, on the Original and New Securities in aggregate (June 30, 2022 - $524,884 and $816,881, respectively) in the condensed consolidated statements of operations.

Each of the Convertible Notes provides that any default on indebtedness of more than $100,000, other than indebtedness under the respective Convertible Notes, will also result in default under the Convertible Notes. Due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by its maturity date of May 7, 2023 (see Note 6), the Company also defaulted under the Convertible Notes on the same date. The Convertible Notes provide that due to this default, the Company became obligated to pay 135% of the outstanding principal amount under each of the Convertible Notes on the date on which the default occurred (the “Mandatory Default Amount”). The Mandatory Default Amount may be declared due by each holder immediately. The aggregate Mandatory Default Amount that may be due under the Convertible Notes was $27,996,132 on the date of the default, or $7,258,256 more than would otherwise have been due under the Convertible Notes on the date of the default. Therefore, as a result of the event of the default, the Company accreted $7,258,256 to the value of the Convertible Notes and included this amount in interest and accretion expenses on the condensed consolidated statement of operations. The holders of the Convertible Notes have not exercised any remedies applicable to the Convertible Notes as of the date of this report. In the event that the balance owed under the Convertible Notes, including the respective Mandatory Default Amount, is not repaid upon demand, the holders of the Convertible Notes may seek to take possession of some or all of the Company’s and its subsidiaries’ assets, force the Company and its subsidiaries into bankruptcy proceedings, or seek other legal remedies against the Company and its subsidiaries. In such an event, the Company’s business, operating results and financial condition may be materially adversely affected.

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of June 30, 2023, and December 31, 2022:

Convertible Notes, Net of Debt Discount
Balance, December 31, 2021	$26,065
Principal of Convertible Notes issued - Original securities	7,315,138
Issuance costs	(535,717)
Debt discount	(6,479,421)
Debt accretion	2,763,749
Debt extinguishment	(338,181)
Balance, December 31, 2022	2,751,633
Debt accretion on Original securities	1,835,741
Debt extinguishment	(4,587,374)
Principal of Convertible Notes issued - New securities	19,058,426
Debt discount	(19,058,426)
Debt accretion on New Securities	5,451,150
Debt accretion associated with Mandatory Default Amount	7,258,256
Conversion of debt	(85,486)
Balance, June 30, 2023	$12,623,920

	June 30, 2023	December 31, 2022
Convertible notes - total principal	$18,824,730	$14,432,996
Mandatory Default Amount	7,258,256	-
Unamortized issuance costs and discount	(13,459,066)	(11,681,363)
Convertible Notes, Net of Debt Discount	$12,623,920	$2,751,633

	June 30, 2023	December 31, 2022
Current portion	$12,316,495	$-
Non-current portion	307,425	2,751,633
Convertible Notes, Net of Debt Discount	$12,623,920	$2,751,633

2023 Convertible Notes and Warrants

On May 12, 2023, the Company conducted the initial closing (the “OID Units Initial Closing”) of a private placement of up to $10,000,000 for an aggregate of up to 100,000,000 units (the “OID Units”) under a Unit Purchase Agreement, dated as of the same date, with accredited investors (the “OID Purchase Agreement”), each consisting of (i) a 15% original issue discount unsecured subordinated convertible promissory note (each, a “OID Convertible Note” and collectively, the “OID Convertible Notes”), convertible into shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Notes may be converted at $0.10 per share, subject to adjustment (the “Class E Warrant”), and (iii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Note may be converted at $0.20 per share, subject to adjustment (each, a “Class F Warrant,” and each Class F Warrant together with each Class E Warrant collectively, the “OID Warrants”).

As part of the OID Units Initial Closing and on the same date, Walleye Opportunities Master Fund Ltd. (“Walleye”) paid a subscription amount of $1,000,000 and the Company issued Walleye 11,764,710 OID Units consisting of (i) an OID Convertible Note in the principal amount of $1,176,471, convertible into 11,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (ii) a Class E Warrant for the purchase of 14,705,880 shares of common stock, and (iii) a Class F Warrant for the purchase of 14,705,880 shares of common stock at $0.20 per share.

On May 30, 2023, the Company conducted the second closing (the “OID Units Second Closing”) of the OID Units Private Placement. In the OID Units Second Closing, Hexin Global Ltd. (“Hexin”) and Walleye agreed to the cancellation of the Hexin Promissory Note and the Walleye Promissory Note (see Note 6), respectively, and Frank Maresca (“Maresca”), a consultant to the Company, agreed to the cancellation of certain indebtedness, in exchange for OID Units and related agreements, as described below.

First, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Hexin (the “Hexin Cancellation Agreement”), Hexin agreed to cancel the Hexin Promissory Note (see Note 6) in exchange for the issuance of 9,578,040 OID Units consisting of (a) an OID Convertible Note in the principal amount of $957,804 for a subscription equal to $814,133, convertible into 9,578,040 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (b) a Class E Warrant for the purchase of 11,972,550 shares of common stock at $0.10 per share, and (c) a Class F Warrant for the purchase of 11,972,550 shares of common stock at $0.20 per share.

Second, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Walleye (the “Walleye Cancellation Agreement”), Walleye agreed to cancel the Walleye Promissory Note (see Note 6) in exchange for the issuance of 14,705,890 Units consisting of (a) an OID Convertible Note in the principal amount of $1,470,589 for a subscription equal to $1,250,000, convertible into 14,705,890 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (b) a Class E Warrant for the purchase of 18,382,362 shares of common stock at $0.10 per share, and (c) a Class F Warrant for the purchase of 18,382,362 shares of common stock at $0.20 per share.

Third, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Maresca (the “Maresca Cancellation Agreement” and together with the Hexin Cancellation Agreement and the Walleye Cancellation Agreement, the “Cancellation and Exchange Agreements”), Maresca agreed to cancel $150,000 of the aggregate short-term indebtedness to Maresca, which arose in the ordinary course of business for certain consulting services provided by Maresca to the Company, in exchange for the issuance of 1,764,710 Units consisting of (a) an OID Convertible Note in the principal amount of $176,471 for a subscription equal to $150,000 (the amount of the indebtedness being cancelled), convertible into 1,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (b) a Class E Warrant for the purchase of 2,205,887 shares of common stock at $0.10 per share, and (c) a Class F Warrant for the purchase of 2,205,887 shares of common stock at $0.20 per share.

The Company determined that the optional conversion feature attached to the OID Convertible Notes did not meet the definition of derivative liability and that the detachable warrants issued met the definition of a liability and therefore was accounted for as a derivative liability instrument. The warrants were fair valued at $5,461,702 and recorded as derivative liabilities on the condensed consolidated balance sheets at June 30, 2023. As a result of the warrant liability exceeding the value of the debt principal, the Company recorded a $2,377,569 loss on issuance of debt that was recorded in condensed consolidated statements of operations for the six months ended June 30, 2023 (June 30, 2022 - $Nil).

During the three and six months ended June 30, 2023, the Company recognized interest and accretion expense of $150,086 and $150,086, respectively (June 30, 2022 - $Nil and $Nil, respectively), in the condensed consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the OID Convertible Notes, net of debt discount outstanding, as of June 30, 2023, and December 31, 2022:

OID Convertible Notes, Net of Debt Discount
Balance, December 31, 2022	$-
Issuance of convertible notes	3,781,335
Issuance cost	(697,202)
Debt discounts	(3,084,133)
Debt accretion	150,086
Balance, June 30, 2023	$150,086

	June 30, 2023	December 31, 2022
OID Convertible Notes - total principal	$3,781,335	$-
Unamortized issuance costs and discount	(3,631,249)	-
OID Convertible Notes, Net of Debt Discount	$150,086	$-

	June 30, 2023	December 31, 2022
Current portion	$150,086	$-
Non-current portion	-	-
OID Convertible Notes, Net of Debt Discount	$150,086	$-

2023 Convertible Notes Terms

The OID Convertible Notes will mature in nine months from the date of the OID Units Initial Closing and accrue 10% of interest per annum on the outstanding principal amount. The OID Convertible Notes will be unsecured and subordinated to any senior indebtedness of the Company. The OID Convertible Notes’ principal and accrued interest may generally be converted at any time at a conversion price of $0.10 per share, subject to adjustment, at the option of the holder, into shares of common stock, subject to certain limitations: (i) conversion would not cause the holder to beneficially own more than 4.99% of the Company’s common stock, or more than 9.99% if the holder beneficially owns more than 4.99% of common stock based on ownership of equity securities of the Company other than the OID Convertible Notes or the respective warrants; and (ii) the Company’s articles of incorporation have been amended to increase the number of authorized shares of common stock to a sufficient amount to permit the full conversion of the OID Convertible Notes (the “Capital Event Amendment”).

2023 Warrants Terms

The Class E Warrants and Class F Warrants are generally exercisable for a period from the date of the Capital Event Amendment until five years from the date of issue. The exercise right is subject to a similar beneficial ownership limitation that applies to conversion of the OID Convertible Notes above, i.e., exercise is permitted only if it would not cause the holder to beneficially own more than 4.99% of the Company’s common stock, or more than 9.99% if the holder beneficially owns more than 4.99% of common stock based on ownership of equity securities of the Company other than the OID Convertible Notes or the Class E Warrants and Class F Warrants.

NOTE 8 – STOCKHOLDERS’ EQUITY

a)	Preferred stock

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of June 30, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 300,000,000 shares of common stock with a par value of $0.001.

As of June 30, 2023, there were 45,366,760 (December 31, 2022 - 40,528,191) shares of common stock issued and outstanding.

During the six months ended June 30, 2023, the Company completed the following issuances:

●	The Company issued 240,000 shares of common stock to Nicholas DeVito as part of the Confidential Settlement Agreement, dated November 18, 2022 (see Note 10).
●	The Company issued 2,652,159 shares of common stock on exercise of warrants granted as part of the Somahlution acquisition, completed on July 30, 2020.
●	The Company issued 600,000 shares to Mr. Frank Maresca in order to reimburse Mr. Maresca for the shares of Common Stock that were previously cancelled.
●	The Company issued 1,346,410 shares on conversion of the debt (see Note 7).

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of June 30, 2023, there remains 2,924,057 options available for issuance (December 31, 2022 – 2,924,057).

During the three and six months ended June 30, 2023, the Company granted Nil (December 31, 2022 – 400,000) share purchase options to directors of the Company.

The summary of option activity for the six months ended June 30, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2021	3,650,943	$1.24	8.34
Granted	400,000	2.20
Expired	(62,502)	1.25
Forfeited	(62,498)	1.25
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Granted/forfeited	-	-	-	-
Outstanding at June 30, 2023	3,925,943	1.33	5.56
Exercisable at June 30, 2023	3,479,831	$1.26	5.17	$-

As of June 30, 2023, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	3.00	$-
1.25	540,000	533,888	7.66	-
1.37	200,000	200,000	7.14	-
1.75	800,000	520,000	8.41	-
2.20	400,000	240,000	8.95	-
$1.33	3,925,943	3,479,831	5.56	-

d)	Restricted Share Units

During the year ended December 31, 2021, the Company granted restricted share awards for an aggregate of 350,000 shares of common stock to directors, senior officers and consultants of the Company, with underlying performance conditions. As of June 30, 2023, only two out of four performance conditions have been achieved. Compensation cost of $Nil for the restricted share awards was recognized in stock-based compensation for the three and six months ended June 30, 2023 (June 30, 2022 - $Nil and $295,750, respectively).

e)	Warrants

As of June 30, 2023 and December 31, 2022, there were 478,757,133 and 20,048,487 warrants outstanding, respectively.

	Number	Weighted Average Price
Balance, December 31, 2021	12,144,834	$2.90
Issued pursuant to Unit Purchase Agreement	8,360,147	2.25
Issued	878,398	1.16
Exercised	(300,000)	0.01
Expired	(113,637)	3.00
Cancelled pursuant to FINRA	(578,398)	1.75
Cancelled as part of debt extinguishment	(342,857)	2.25
Balance, December 31, 2022	20,048,487	$2.64
Warrants modified pursuant to debt extinguishment (Note 7)	355,577,447	0.10
Issued pursuant to debt agreements (Note 7)	94,533,358	0.15
Issued pursuant to Hexin Promissory Note (Note 6)	11,250,000	0.13
Exercised	(2,652,159)	0.10
Balance, June 30, 2023	478,757,133	$0.12

On April 13, 2023, the Company delivered offer letter agreements (the “Somahlution Warrant Offer Letter Agreements”) to the Former Somahlution Owners, which offered to allow the Former Somahlution Owners to exercise the Somahlution Warrants to purchase the number of restricted shares of common stock issuable under the Somahlution Warrants at an exercise price reduced by the Company from $5.00 per share to $0.10 per share, on or prior to April 21, 2023, for maximum total cash proceeds of $299,996. As of the conclusion of this offer period, four of the Former Somahlution Owners had entered into Somahlution Warrant Offer Letter Agreements and had exercised their Somahlution Warrants to purchase a total of 2,652,159 shares of common stock for gross proceeds of approximately $265,216 (the “Somahlution Warrants Exercise”).

As a result of this warrant exercise, pursuant to the terms applicable to the Convertible Notes and the Class C Warrants (see Note 7), the conversion price of the Convertible Notes adjusted from $1.75 per share to $0.10 per share, the exercise price of the Class C Warrants adjusted from $2.25 per share to $0.10 per share, and the number of shares that the Class C Warrants may be exercised to purchase was increased proportionately. In connection with these developments and the lack of sufficient authorized shares of common stock under the Company’s articles of incorporation to meet its obligations under outstanding convertible or exercisable securities, the Company also obtained additional conversion and exercise rights waivers from Convertible Note and Class C Warrant holders. As a result of these adjustment provisions and the conversion and exercise terms applicable to the Class C Warrants, including the effect of the applicable waivers, the number of shares that the Class C Warrants may be exercised to purchase adjusted from 5,109,904 shares of common stock to 114,973,110 shares.

In May 2023, the Company issued OID Convertible Notes for aggregate principal of $3,781,335 and convertible into up to 37,813,350 shares of common stock not including shares convertible from interest under the Convertible Notes, Class E Warrants exercisable for the purchase of 47,266,679 shares of common stock at $0.10 per share, and Class F Warrants for the purchase of 47,266,679 shares of common stock at $0.20 per share. The OID Convertible Notes, Class E Warrants and Class F Warrants will not be convertible or exercisable until the Capital Event Amendment becomes effective. As described in Note 7, Class E and Class F warrants were accounted for as a liability, were fair valued at an aggregate amount of $5,461,702 and were recorded as a short-term derivative liability on the condensed consolidated balance sheets at June 30, 2023.

Pursuant to the Hexin Promissory Note (see Note 6), on May 22, 2023, the Company issued Hexin a Class E Warrant that may be exercised to purchase 7,500,000 shares of common stock for $0.10 per share, and a Class F Warrant that may be exercised to purchase 3,750,000 shares of common stock for $0.20 per share (collectively, the “Hexin Warrants”). The Hexin Warrants will be exercisable in accordance with the exercise terms and conditions of the other Class E and Class F Warrants described above (see Note 7). The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $1,333,127 and were recorded in other general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

f)	Stock-based compensation

During the three and six months ended June 30, 2023, the Company recorded $160,762 and $371,728 in non-cash share-based compensation, respectively (June 30, 2022 - $676,242 and $1,392,674, respectively).

NOTE 9 – RELATED PARTY TRANSACTIONS

As at June 30, 2023, the Company owed an aggregate of $143,351 (December 31, 2022 - $Nil) to related parties of the Company.

For the three and six months ended June 30, 2023, the Company incurred and settled $72,000 and $144,000, respectively (June 30, 2022 -$24,400 and $86,400, respectively), in professional service rendered by related parties of the Company and incurred and settled $12,621 of various expenses incurred by these parties in relation to their services rendered to the Company. The services were provided by entities which are controlled by management and are pursuant to various consulting agreements.

During the three and six months ended June 30, 2023, the Company also incurred $332,750 and $665,500 in compensation to Directors and Executive Officers for their services rendered, respectively (June 30, 2022 – $43,200 and $86,400, respectively), and settled $387,750 and $631,500 in compensation, respectively.

Additionally, as part of the Somahlution acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The former primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. During the three and six months ended June 30, 2023, the Company accrued $11,065 and $47,248 in royalties payable incurred on sales of the DuraGraft product outside of the U.S., respectively. This amount was offset against the prepaid royalty receivable.

During the six months ended June 30, 2023, the Company and shareholders of Somahlution agreed to reduce the prepaid royalty balance by 50% or by $151,000. As at June 30, 2023, the Company had $140,843 in prepaid royalties (December 31, 2022 - $339,091) which had been classified as non-current in the condensed consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Under a Confidential Settlement Agreement, dated November 18, 2022, the Company and Nicholas DeVito agreed that Mr. DeVito would dismiss a Complaint that Mr. DeVito filed on June 7, 2022 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito 16,000 “post-split” shares to be delivered in paper certificate form within three (3) business days of the reverse split. The settlement agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 of the SEC. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 60,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of August 27, 2020. Pursuant to the agreement, on January 5, 2023, the Company issued 240,000 shares of common stock to Mr. DeVito (see Note 8b).

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022.
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the six months ended June 30, 2023, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020, the Company entered into the Agreement with Somahlution stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. During the three and six months ended June 30, 2023, the Company had not earned any revenues from Krillase, however the Company did incur sales of the DuraGraft products outside of the U.S., on which $11,065 and $47,248 in royalties have been accrued and offset against the prepaid royalties receivable, respectively (see Note 9).

Upon receiving FDA clearance for the DuraGraft product, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As of June 30, 2023, minimum lease payments in relation to lease commitments are payable as described in Note 4.

NOTE 11 - SUBSEQUENT EVENTS

Third Closing of OID Private Placement

On July 10, 2023, the Company conducted the third closing (“OID Units Third Closing”) of the OID Unit Private Placement of up to $10,000,000 for an aggregate of up to 100,000,000 OID Units under a Unit Purchase Agreement between Hexin and the Company (see Note 7).

In connection with the OID Units Third Closing, on July 10, 2023, Hexin paid a subscription amount of $1,000,000, and the Company issued 11,764,710 OID Units consisting of (i) an OID Convertible Note in the principal amount of $1,176,471, convertible into 11,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a Class E Warrant for the purchase of 14,705,880 shares of common stock at $0.10 per share, subject to adjustment, and (iii) a Class F Warrant for the purchase of 14,705,880 shares of common stock at $0.20 per share, subject to adjustment. In connection with the OID Units Third Closing, the Company received net proceeds of $730,000.

The OID Convertible Note issued in the OID Units Third Closing will mature nine months after issuance and accrue 10% of interest per annum on the outstanding principal amount (see Note 7).

Special Stockholder Meeting, Change in Capitalization

On August 9, 2023 the Company held a special meeting of stockholders where an amendment to the Company’s articles of incorporation to increase the total number of shares of authorized common stock from 300,000,000 to 2,000,000,000 (the “Capital Event Amendment”) was proposed, voted on and approved.

Reinstatement of Compensation to Univest Securities, LLC and Mr. Richmond

On February 14, 2022, the Company filed a registration statement on Form S-1, which was subsequently amended on certain dates (the “Withdrawn Registration Statement”), relating to the Company’s proposed underwritten public offering (the “Offering”). Univest was named as the representative of the underwriters of the Offering. The staff (“FINRA Staff”) of the Corporate Financing Department of the Financial Industry Regulatory Authority, Inc. (“FINRA”) determined that the sales of Units, securities, as well as a grant of a stock option to Mr. Richmond constituted underwriting compensation in connection with the Company’s proposed public offering pursuant to FINRA Rule 5110, based on the FINRA Staff’s interpretation of such rule. Consequently, each of Univest and Mr. Richmond, pursuant to a letter agreement entered into with the Company, dated October 28, 2022, addressed and submitted to the FINRA Staff (the “October 2022 Letter Agreement”), agreed to forego their applicable rights to these securities. Pursuant to the October 2022 Letter Agreement, the parties thereto agreed that the cancellation or disposal of the aforementioned securities shall be without recourse by either Univest or Mr. Richmond. Accordingly, all issued Units and shares were subsequently cancelled, and the Company and Mr. Richmond agreed to the transfer of his stock option to a Company designee who is unaffiliated with Mr. Richmond.

On June 22, 2023, Univest and Mr. Richmond requested that the Company either reissue the cancelled securities or issue them new securities with equivalent terms and conditions, in light of the fact that the Company was not proceeding with the Offering.

Pursuant to these requests, on July 25, 2023, the Company approved the grant of replacement securities to Univest and Mr. Richmond: (i) Convertible Notes, convertible into shares of common stock at $0.10 per share, such that the adjusted principal is $137,984 and $206,975, respectively, maturing on July 25, 2025, such that up to 1,683,131 and 2,524,697 shares of common stock are issuable upon conversion thereof if held to maturity; (ii) Class C Warrants with the exercise price of $0.10 per share, exercisable into up to 3,548,148 and 5,322,223 shares of common stock, respectively; (iii) placement agent warrants with the exercise price per share of $0.10, exercisable into up to 4,048,782 and 6,073,182 shares of common stock, respectively; and (iv) 300,000 shares of common stock to Mr. Richmond.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three and six months ended June 30, 2023 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

OVERVIEW

Marizyme is a medical technology company seeking to change the landscape of cardiac care by delivering innovative solutions for coronary artery bypass, or CABG, surgery.

We are focused on commercializing or developing three medical technologies and related products – DuraGraft®, MATLOC® and MAR-FG-001. DuraGraft is a first-in-class CE marked intra-operative vascular graft storage and flushing solution used during CABG surgeries. MATLOC is a point-of-care, lab-on-chip digital screening and diagnostic device platform, initially being developed for quantitative chronic kidney disease, or CKD, assessment. MAR-FG-001 is a technology in development for use in fat grafting procedures formulated as a tumescent solution base for protecting adipose tissue during adipose tissue harvesting and storage. DuraGraft, MATLOC and MAR-FG-001 are expected to serve an unmet significant market need in several areas, including, cardiac surgery, CKD assessment, and fat grafting.

Since August 2014, DuraGraft has had the CE marking required to be sold in the European Economic Area, or EEA, and DuraGraft has therefore been assessed as meeting the EEA safety, health, and environmental protection requirements. For the remainder of 2023, our primary business priority is completing the U.S. Food and Drug Administration, or FDA, review of DuraGraft as a medical device for CABG procedures through the De Novo classification request process in order to meet health and safety requirements for DuraGraft’s use in the United States. In November 2021, we filed a pre-submission letter for DuraGraft with the FDA, and in January 2023, we submitted the De Novo request for DuraGraft to the FDA.

Also during 2023, we intend to continue the advancement of our other two primary product technologies, MATLOC and MAR-FG-001. Our MATLOC CKD point-of-care device is being developed toward a functional prototype, mainly through the development of its lab-on-chip technology under a Sponsored Research Agreement, or SRA. An SRA is an agreement (which may be classified as a grant, contract or cooperative agreement) under which one party (the “Sponsor”) provides funding to a second party to support the performance of a specified research project or related activity. The Sponsor may be a foundation, government agency, for-profit entity, research institute, or another university. We will also continue to ready MAR-FG-001 for viability for development and manufacturing. We intend to fully develop and market MAR-FG-001 in the U.S. for fat grafting for procedures such as plastic and cosmetic surgery.

In the near term, we expect to generate revenue primarily from the sale of DuraGraft through the expansion of our international marketing efforts by our distribution partners in Europe and in other countries that accept CE marking. Once we achieve FDA approval for DuraGraft, which we anticipate but cannot guarantee, we intend to prioritize the commercialization of DuraGraft in the U.S. through U.S.-based distribution partners. We anticipate that once we enter DuraGraft’s U.S. distribution phase, we will be able to generate sustainable revenue growth, accelerate the development of a functional MATLOC device prototype, and expedite the development of MAR-FG-001 into medical products.

Key elements of our strategy include:

●	Commercialize DuraGraft and related products. Continue (i) the distribution of DuraGraft in Europe and other countries that accept the CE marking, and (ii) the development, regulatory approval and commercialization of DuraGraft in the United States. We filed a pre-submission letter for DuraGraft with the FDA in November 2021 and we submitted the De Novo request for DuraGraft to the FDA in January 3, 2023. Upon receiving FDA approval of DuraGraft, which we anticipate but cannot guarantee, we expect to quickly commercialize the product and build revenue rapidly utilizing multiple strategic partners and revenue channels in the United States.

●	Develop MATLOC and related products. Continue the development of MATLOC toward a functional device prototype.

●	Develop MAR-FG-001 fat grafting technology and products. Continue the development of MAR-FG-001 to validate its protective abilities and its improvements to the retention of fat volume.

●	Acquire more life science assets. Expand our product portfolio through the identification and acquisition of additional life science assets.

Our net loss was approximately $20.6 million and $23.1 million for the three and six months ended June 30, 2023, respectively (June 30, 2022 - $6.9 million and $13.0 million, respectively). We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Impact of COVID-19 Pandemic

The Company has been impacted by the COVID-19 pandemic and related supply chain shortages and other economic conditions, and some of its earlier plans to diversify and expand its operations were delayed as a result. Moreover, the impact of the COVID-19 pandemic on the Company’s supply chain and its ability to produce DuraGraft inventory was a primary reason that we did not generate substantial revenue from sales of DuraGraft during 2021 and 2022. The Company’s inventory production of DuraGraft returned to its pre-pandemic level at the end of the second quarter of 2022, but lingering effects of the COVID-19 pandemic continued to depress demand for DuraGraft and cause revenues from DuraGraft during the first and second quarters of 2023 to be minimal. There can be no assurance that future supply chain disruptions and other effects of COVID-19 outbreaks will not adversely impact our revenues.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to generate revenue from sales of our products;

●	our ability to obtain FDA approval for our products;

●	our ability to access additional capital and the size and timing of subsequent financings, if any;

●	our ability to become listed on a national securities exchange;

●	the costs of acquiring and utilizing data, technology, and/or intellectual property to successfully reach our goals and to remain competitive;

●	personnel and facilities costs in any region in which we seek to introduce and market our products;

●	the costs of sales, marketing, and customer acquisition;

●	the average price for our products that will be paid by consumers;

●	the number of our products ordered per quarter;

●	costs to manufacture our products;

●	the costs of compliance with any unforeseen regulatory obstacles or governmental mandates in any states or countries in which we seek to operate; and

●	the costs of any additional clinical studies which are deemed necessary for us to remain viable and competitive in any region of the world.

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

Summary of Significant Events During Three Months Ended June 30, 2023

Below is a summary of certain events relating to the Company’s capital structure and financial condition that occurred during the three months ended June 30, 2023. For further discussion of these developments, see the related subsections of “—Liquidity and Capital Resources – Funding Requirements and Other Liquidity Matters” below.

●	In May 2023, the Company made a state filing which provided for the increase of the Company’s authorized common stock from 20,000,000 shares to 300,000,000 shares and the corresponding change of every one (1) share of the Company’s issued and outstanding common stock to fifteen (15) shares, such that there are now 300,000,000 authorized shares of common stock with no proportional change to the outstanding shares of common stock, which totaled 45,666,760 shares as of August 18, 2023.

●	In June 2023, the Company filed with the Securities and Exchange Commission (the “SEC”) and distributed to certain stockholders of record a definitive proxy statement relating to a special meeting of stockholders to be held on August 9, 2023, to consider and vote on the following proposals: (i) to approve an amendment to the Company’s articles of incorporation, as amended to date, to increase the total number of shares of authorized common stock from 300,000,000 to 2,000,000,000 (the “Capital Event Amendment”), and (ii) to approve an amendment to the Company’s articles of incorporation, as amended to date, to provide that holders of any of the Company’s bonds, debentures or other obligations of the Company may have, at the option of the board of directors of the Company, any of the rights of a stockholder of the Company.

●	In April 2023, the Company filed an application with the SEC for the withdrawal of a registration statement, as amended, relating to a proposed underwritten public offering for gross proceeds of approximately $8 million. The application for withdrawal of the registration statement was subsequently deemed granted. The application for withdrawal was filed to withdraw the registration statement because the Company no longer intended to pursue the proposed public offering.

●	In April 2023, the Company agreed to allow certain warrants with an exercise price of $5.00 per share to be exercised during a certain period for $0.10 per share to purchase a total of 2,652,159 shares of common stock for gross proceeds of approximately $265,216. As a result of this warrant exercise, pursuant to the terms applicable to the Company’s outstanding 10% Secured Convertible Promissory Notes (the “Convertible Notes”) and the Company’s outstanding Class C Common Stock Purchase Warrants (the “Class C Warrants”), the conversion price of the Convertible Notes adjusted from $1.75 per share to $0.10 per share, the exercise price of the Class C Warrants adjusted from $2.25 per share to $0.10 per share, and the number of shares that the Class C Warrants may be exercised to purchase was increased proportionately. In connection with these developments and the lack of sufficient authorized shares of common stock under the Company’s articles of incorporation to meet its obligations under outstanding convertible or exercisable securities, the Company also obtained additional conversion and exercise rights waivers from certain holders of the Convertible Notes and Class C Warrants. As a result of these adjustment provisions and the conversion and exercise terms applicable to the Convertible Notes and Class C Warrants, including the effect of the applicable waivers, the number of shares into which the Convertible Notes may be converted adjusted from 2,554,944 shares of common stock to 44,711,770 shares, not including shares convertible from interest under the Convertible Notes, and the number of shares that the Class C Warrants may be exercised to purchase adjusted from 5,109,904 shares of common stock to 114,973,110 shares.

●	In May 2023, the Company did not repay the amount of the principal under an unsecured promissory note (the “Walleye Promissory Note”) issued to Walleye Opportunities Master Fund Ltd (“Walleye”) by its maturity date, and accordingly, the principal under the note increased from $1,000,000 to $1,250,000. Due to this nonpayment, the Company also cross-defaulted under the Convertible Notes. As a result, the aggregate amount due under the Convertible Notes increased to approximately $21.4 million from approximately $16.2 million and became immediately due upon demand.

●

In May 2023, the Company issued 15% Original Issue Discount Unsecured Subordinated Convertible Promissory Notes (each, an “OID Convertible Note” and together with other 15% Original Issue Discount Unsecured Subordinated Convertible Promissory Notes, the “OID Convertible Notes”) for aggregate principal of $3,781,335 and convertible into up to 40,544,200 shares of common stock if held to maturity, Class E Common Stock Purchase Warrants (each, a “Class E Warrant” and together with warrants of the same class, the “Class E Warrants”), exercisable for the purchase of 54,766,686 shares of common stock at $0.10 per share, and Class F Common Stock Purchase Warrants (each, a “Class F Warrant” and together with warrants of the same class, the “Class F Warrants”), exercisable for the purchase of 51,016,686 shares of common stock at $0.20 per share. The OID Convertible Notes, Class E Warrants and Class F Warrants provided that they were not convertible or exercisable until the effectiveness of the Capital Event Amendment.   Net proceeds from the issuances totaled $870,000.

FINANCIAL OPERATIONS REVIEW

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid to a certain related party relate to certain consulting services. Increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with SEC requirements and with securities exchange rules in future periods are likely to occur, including likely increases in costs of compliance with SEC regulations of public companies in general, and with securities exchange rules due to the Company’s plans to resume the securities exchange listing process when it can meet securities exchange listing requirements.

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

Royalty Expenses

In connection with the Somahlution Acquisition (as defined in “—Liquidity and Capital Resources – Funding Requirements and Other Liquidity Matters – Exercise of Somahlution Warrants with Reduced Exercise Price”), the Company entered into the Somahlution Agreement (as defined in “—Liquidity and Capital Resources – Funding Requirements and Other Liquidity Matters – Exercise of Somahlution Warrants with Reduced Exercise Price”), under which the Company became legally obligated to pay royalties on all net sales of certain products. Royalty expenses consists of royalty payable accrued on net sales of DuraGraft product within and outside of the U.S.

Other General and Administrative Expenses

Other general and administrative expenses consist principally of marketing and selling expenses, facility costs, administrative and office expenses, director and officer insurance premiums, and investor relations costs associated with operating a public company.

Other Income (Expenses)

Other income and expenses consist of mark-to-market adjustments on contingent liabilities assumed on the acquisition of all of the assets of Somahlution, Inc. (“Somahlution”), Somahlution, LLC, and Somaceutica LLC (collectively, “Somahlution”), including our DuraGraft-related assets (the “Somahlution Assets”) and interest and accretion expenses related to our Convertible Notes.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change

Revenue	$184,739	$61,809	$122,930
Cost of goods sold	49,611	11,025	38,586
Gross profit	135,128	50,784	84,344
Operating expenses:
Direct costs of revenue
Professional fees	511,844	873,865	(362,021)
Salary expenses	335,004	902,106	(567,102)
Research and development	691,393	1,371,470	(680,077)
Stock-based compensation	160,762	676,242	(515,480)
Depreciation and amortization	210,293	210,361	(68)
Royalty expense	162,065	-	162,065
Other general and administrative expenses	2,867,749	618,498	2,249,251
Total operating expenses	4,939,110	4,652,542	286,568
Total operating loss	$(4,803,982)	$(4,601,758)	$(202,224)
Other income (expenses):
Interest and accretion expense	(13,424,169)	(530,226)	(12,893,943)
Change in fair value of contingent liabilities	714,000	(1,792,000)	2,506,000
Loss on debt extinguishment	(684,682)	-	(684,682)
Loss on issuance of debt	(2,377,569)	-	(2,377,569)
Net loss	$(20,576,402)	$(6,923,984)	$(13,652,418)

Revenue and Direct Cost of Revenue

We recognized revenue of approximately $0.18 million for the three months ended June 30, 2023 compared to $0.06 million for the three months ended June 30, 2022. Immaterial revenue was generated in the second quarter of 2022 due to the impact of the COVID-19 pandemic on the Company’s supply chain and its ability to produce DuraGraft inventory. The Company’s inventory production of DuraGraft returned to its pre-pandemic level at the end of the second quarter of 2022, but lingering effects of the pandemic continued to depress demand for DuraGraft and caused revenues from DuraGraft during the second quarter of 2023 to be minimal.

Professional Fees

Professional fees decreased by approximately $0.4 million or 41.4% to approximately $0.5 million in the three months ended June 30, 2023 compared to approximately $0.9 million in the three months ended June 30, 2022. The decrease was due to reduced legal fees and placement agent fees and expenses during the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022.

Salary Expenses

Salary expenses in the three months ended June 30, 2023 were approximately $0.3 million, an approximately $0.6 million or 62.9% decrease from the comparative quarter. The decrease can be attributed to reductions in employee salaries as part of efforts to streamline the Company’s operations.

Research and Development

Research and development expenses in the three months ended June 30, 2023 were approximately $0.7 million, approximately a $0.7 million or 49.6% decrease from the comparative period. The decrease in research and development expenses can be mainly attributed to the Company’s suspension of expenditures required for FDA approvals of the Company’s MATLOC and Krillase-related assets during the quarter ended June 30, 2023 that were incurred during the quarter ended June 30, 2022.

The Company previously sought to develop and commercialize FDA-approved products based on its Krillase and MATLOC assets simultaneously with its DuraGraft products. Since the first quarter of 2023, the Company has prioritized the completion of regulatory processes to obtain FDA approval for the commercialization of DuraGraft in the United States and the development of a functional MATLOC device prototype and MAR-FG-001-based viable products. The Company intends to maintain the Krillase assets for potential future development and commercialization or disposition. Any determination as to these matters would be based on a number of factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Factors Affecting Our Financial Performance” for a summary of factors that we may consider in this respect. There is no assurance that any of the Company’s intellectual property assets will ever be developed and fully commercialized and generate significant revenues or will ever attract significant interest from potential buyers or investors. See “Item 1A. Risk Factors – Risks Related to Our Business – We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.” in the 2022 Form 10-K.

Stock-Based Compensation

Stock-based compensation decreased by $0.5 million or 76.2% to approximately $0.2 million for the three months ended June 30, 2023 from approximately $0.7 million in the comparative quarter ended June 30, 2022. The decrease in stock-based compensation was due to acceleration of vesting of certain stock options by the Company’s Board of Directors in the comparative quarter ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization remained consistent at $0.2 million in the current and comparative period. The Company did not acquire any new tangible or intangible capital assets in any of the periods indicated.

Royalty Expense

During the three months ended June 30, 2023, the Company recorded an aggregate of $0.16 million in royalty expense - $0.01 million in royalties payable was incurred on sales of DuraGraft outside of the U.S.; the remaining $0.15 million in royalties expense was recorded as a 50% reduction of the prepaid royalty balance owed to the former beneficial owners of Somahlution. No royalties were accrued in the comparative period as no sales of DuraGraft occurred in the three months ended June 30, 2022.

Other General and Administrative Expenses

Other general and administrative expenses increased approximately $2.2 million or 363.7% to approximately $2.9 million in the three months ended June 30, 2023. Approximately $0.5 million of the increase can be attributed to the deferred offering costs expensed as a result of adjustments to the terms of the Convertible Notes and $0.7 million of the deferred offering costs that were expensed due to the Company’s withdrawal of its registration statement for a public offering in April 2023. Additionally, $1.3 million of other general and administrative expenses can be attributed to the valuation of a Class E Warrant for the purchase of 7,500,000 shares of common stock at $0.10 per share and a Class F Warrant for the purchase of 3,750,000 shares of common stock at $0.20 per share that were issued on May 22, 2023 in connection with the First OID Units Closing (as defined in “—Liquidity and Capital Resources – Funding Requirements and Other Liquidity Matters – OID Units Private Placement – First Closing”) of the OID Units Private Placement (as defined in “—Liquidity and Capital Resources – Recent Developments – Third Closing of OID Units Private Placement”) pursuant to the terms of the Hexin Promissory Note (as defined in the same section).

Other Income (Expenses)

In the three months ended June 30, 2023, the Company incurred approximately $5.7 million of interest and accretion costs associated with certain securities issued at discount relating to the Units Private Placement (as defined in “—Liquidity and Capital Resources – Recent Developments – Issuance of Replacement Securities”) and the OID Units Private Placement (as defined in “—Liquidity and Capital Resources – Recent Developments – Third Closing of OID Units Private Placement”), compared to $0.5 million of interest and accretion costs recorded in the second quarter of 2022 on the Convertible Notes. Additionally, due to the non-repayment of the initial principal amount of $1.0 million under the Walleye Promissory Note by its maturity date of May 7, 2023, the Company also defaulted under the Convertible Notes on the same date, resulting in a default amount of approximately $7.3 million accrued to the principal of the Convertible Notes. This represents a $12.9 million or 2,431.8% increase over the comparative quarter ended June 30, 2022.

Additionally, the Company recognized $0.7 million of fair value gain from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somahlution Assets due to the change of the fair value of the contingent consideration compared to $1.8 million of fair value loss, an increase of $2.5 million from mark-to-market adjustment on the contingent liability in the comparative quarter ended June 30, 2022.

In the three months ended June 30, 2023, due to the substantial reduction of the conversion price of the Convertible Notes and Class C Warrants in April 2023, the Company recorded a loss of approximately $0.68 million on the extinguishment of the Convertible Notes. The Company also recorded a loss of $2.4 million on issuance of OID Convertible Notes due to the fair value of Class E and Class F warrants exceeding the value of the debt principal.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change

Revenue	$313,713	$61,809	$251,904
Cost of goods sold	88,886	11,025	77,861
Gross profit	224,827	50,784	174,043
Operating expenses:
Direct costs of revenue
Professional fees	896,650	1,417,905	(521,255)
Salary expenses	601,972	1,817,746	(1,215,774)
Research and development	1,297,390	2,589,766	(1,292,376)
Stock-based compensation	371,728	1,392,674	(1,020,946)
Depreciation and amortization	420,631	420,722	(91)
Royalty expense	198,248	-	198,248
Other general and administrative expenses	3,375,073	1,009,070	2,366,003
Total operating expenses	7,161,692	8,647,883	(1,486,191)
Total operating loss	$(6,936,865)	$(8,597,099)	$1,660,234
Other income (expenses):
Interest and accretion expense	(15,121,870)	(829,770)	(14,292,100)
Change in fair value of contingent liabilities	1,990,000	(3,622,000)	5,612,000
Loss on debt extinguishment	(684,682)	-	(684,682)
Loss on issuance of debt	(2,377,569)	-	(2,377,569)
Net loss	$(23,130,986)	$(13,048,869)	$(10,082,117)

Revenue and Direct Cost of Revenue

We recognized revenue of approximately $0.31 million for the six months ended June 30, 2023 compared to $0.06 million for the six months ended June 30, 2022. Immaterial revenue was generated in the six months ended June 30, 2022 due to the impact of the COVID-19 pandemic on the Company’s supply chain and its ability to produce DuraGraft inventory. The Company’s inventory production of DuraGraft returned to its pre-pandemic level at the end of the second quarter of 2022, but lingering effects of the pandemic continued to depress demand for DuraGraft and caused revenues from DuraGraft during the first half of 2023 to be minimal.

Professional Fees

Professional fees decreased by approximately $0.5 million or 36.8% to approximately $0.9 million in the six months ended June 30, 2023 compared to approximately $1.4 million in the six months ended June 30, 2022. The decrease was due to reduced legal fees and placement agent fees and expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Salary Expenses

Salary expenses in the six months ended June 30, 2023 were approximately $0.6 million, an approximately $1.2 million or 66.9% decrease from the comparative period. The decrease is attributable to reductions in employee salaries as part of efforts to streamline the Company’s operations.

Research and Development

Research and development expenses in the six months ended June 30, 2023 were approximately $1.3 million, approximately a $1.3 million or 49.9% decrease from the comparative period. The decrease in research and development expenses can be mainly attributed to the Company’s suspension of expenditures required for FDA approvals of the Company’s MATLOC and Krillase-related assets during the six months ended June 30, 2023 that were incurred during the six months ended June 30, 2022.

The Company previously sought to develop and commercialize FDA-approved products based on its Krillase and MATLOC assets simultaneously with its DuraGraft products. Since the first quarter of 2023, the Company has prioritized the completion of regulatory processes to obtain FDA approval for the commercialization of DuraGraft in the United States and the development of a functional MATLOC device prototype and MAR-FG-001-based viable products. The Company intends to maintain the Krillase assets for potential future development and commercialization or disposition. Any determination as to these matters would be based on a number of factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Factors Affecting Our Financial Performance” for a summary of factors that we may consider in this respect. There is no assurance that any of the Company’s intellectual property assets will ever be developed and fully commercialized and generate significant revenues or will ever attract significant interest from potential buyers or investors. See “Item 1A. Risk Factors – Risk Factors – Risks Related to Our Business – We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.” in the 2022 Report.

Stock-Based Compensation

Stock-based compensation decreased by $1.0 million to approximately $0.4 million for the six months ended June 30, 2023 from approximately $1.4 million in the comparative period ended June 30, 2022, which represents a 73.3% decrease period over period. The decrease in stock-based compensation was mainly due to acceleration of vesting of certain stock options by the Company’s Board of Directors in the second quarter ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization remained consistent at $0.4 million in the current and comparative period. The Company did not acquire any new tangible or intangible capital assets in any of the periods indicated.

Royalty Expense

During the six months ended June 30, 2023, the Company recorded an aggregate of $0.2 million in royalty expense - $0.05 million in royalties payable was incurred on sales of DuraGraft outside of the U.S.; the remaining $0.15 million in royalties expense was recorded as a 50% reduction of the prepaid royalty balance owed to the former beneficial owners of Somahlution. No royalties were accrued in the comparative period as minimal sales of DuraGraft occurred in the six months ended June 30, 2022.

Other General and Administrative Expenses

Other general and administrative expenses increased approximately $2.4 million or 234.5% to approximately $3.4 million in the six months ended June 30, 2023. Approximately $0.5 million of the increase can be attributed to the deferred offering costs expensed as a result of adjustments to the Convertible Notes and $0.7 million of the deferred offering costs that were expensed due to the Company’s withdrawal of its registration statement for a public offering in April 2023. Additionally, $1.3 million of other general and administrative expenses can be attributed to the valuation of a Class E Warrant for the purchase of 7,500,000 shares of common stock at $0.10 per share and a Class F Warrant for the purchase of 3,750,000 shares of common stock at $0.20 per share that were issued on May 22, 2023 in connection with the First OID Units Closing pursuant to the terms of the Hexin Promissory Note.

Other Income (Expenses)

In the six months ended June 30, 2023, the Company incurred approximately $7.9 million of interest and accretion costs associated with certain securities issued at discount relating to the Units Private Placement (as defined in “—Liquidity and Capital Resources – Recent Developments – Issuance of Replacement Securities”) and the OID Units Private Placement (as defined in “—Liquidity and Capital Resources – Recent Developments – Third Closing of OID Units Private Placement”), compared to $0.8 million of interest and accretion costs recorded in the first half of 2022 on the Convertible Notes. Additionally, due to the non-repayment of the initial principal amount of $1.0 million under the Walleye Promissory Note by its maturity date of May 7, 2023, the Company also defaulted under the Convertible Notes on the same date, resulting in a default amount of $7.3 million accrued to the principle of the Convertible Notes. This represents a $14.3 million or 1,722.4% increase over the six months ended June 30, 2022.

Additionally, the Company recognized $2.0 million of fair value gain from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somahlution Assets due to the change of the fair value of the contingent consideration compared to $3.6 million of fair value loss, an increase of $5.6 million from mark-to-market adjustment on the contingent liability from the comparative period ended June 30, 2022.

In the six months ended June 30, 2023, due to the substantial reduction of the conversion price of the Convertible Notes in April 2023, the Company recorded a loss of approximately $0.68 million on the extinguishment of the Convertible Notes. The Company also recorded a loss of $2.4 million on issuance of OID Convertible Notes due to the fair value of Class E and Class F warrants exceeding the value of the debt principal.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2023, we had available cash of approximately $0.2 million and accumulated deficit of approximately $109.1 million. We have funded our operations primarily from capital raises.

Recent Developments

Special Stockholder Meeting, Change in Authorized Shares, and Approval of Voting Rights for Certain Debtholders

A special meeting of stockholders was held on August 9, 2023 (the “Special Stockholders Meeting”) to consider and vote on the following proposals: (i) to approve an amendment to increase the total number of shares of authorized common stock to 2,000,000,000 (the “Capital Event Amendment”), and (ii) to approve an amendment to the Company’s articles of incorporation, as amended to date, to provide that holders of any of the Company’s bonds, debentures or other obligations of the Company may have, at the option of the board of directors of the Company, any of the rights of a stockholder of the Company, and that the holders of the Convertible Notes issued between December 21, 2021 and August 12, 2022, shall be entitled, from the date of the filing with the Secretary of State of Nevada (the “Nevada Secretary of State”) of the Certificate of Amendment providing such amendment, to vote with the shares of the Company’s common stock, on an as-converted to common stock basis without actually having converted the Convertible Notes to shares of the Company’s common stock, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, as provided in of the Convertible Notes (the “Voting Rights Amendment”). Approval of each proposal required a “quorum” at the meeting consisting of a majority (more than 50%) of the outstanding voting shares as of the record date, present in person or represented by proxy, and the affirmative “for” vote of the holders of a majority of the shares represented at the meeting, in person or by proxy, and entitled to vote.

At the Special Stockholders Meeting, a quorum was attained, and each of the proposals described above was approved by the required number of votes of the Company’s stockholders. On August 15, 2023, the board of directors of the Company approved resolutions authorizing each of the holders of the Convertible Notes to vote with the shares of common stock, on an as-converted to common stock basis, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations, upon the effectiveness of the Certificate of Amendment Pursuant to Nevada Revised Statutes (“NRS”) 78.380 & 78.390 (the “Certificate of Amendment”) to be filed with the Nevada Secretary of State providing for the Capital Event Amendment and the Voting Rights Amendment. On August 16, 2023, the Company filed the Certificate of Amendment with the Nevada Secretary of State providing for the Capital Event Amendment and the Voting Rights Amendment, and the Certificate of Amendment became effective upon filing. Accordingly, upon the filing of the Certificate of Amendment, (i) the Company’s authorized shares of common stock were increased from 300,000,000 to 2,000,000,000 with no corresponding change in the number of issued and outstanding shares of common stock; (ii) the Company’s board of directors may grant any of the rights of stockholders to any of the holders of any of the Company’s bonds, debentures or other obligations; and (iii) all of the holders of the Convertible Notes became entitled to vote with the shares of the Company’s common stock, on an as-converted to common stock basis without actually having converted the Convertible Notes to shares of the Company’s common stock, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, as provided in the Convertible Notes.

Issuance of Replacement Securities

As previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 31, 2022 and the 2022 Form 10-K, in May 2021, the Company entered into an exclusive Placement Agency Agreement, subsequently modified on December 21, 2021 (the “2021 Placement Agency Agreement”) with Univest Securities, LLC (“Univest”) pursuant to which Univest agreed to act as the Company’s exclusive placement agent for a private placement (the “Units Private Placement”) of up to $18,000,000 in units which, subsequent to certain modifications of the terms of such private placement, consisted of the Convertible Notes, initially convertible into shares of common stock at a conversion price of $1.75 per share, subject to adjustment, and Class C Warrants, initially exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustment. On January 24, 2022, the Company issued each of Univest and its designee, Bradley Richmond (“Mr. Richmond”), as a registered representative of Univest entitled to a portion of Univest’s compensation due to his employment terms, a Convertible Note in the principal amount of $120,000 and $180,000, respectively (collectively, the “Placement Agent Notes”), and a Class C Warrant for the purchase of 137,142 and 205,714 shares of common stock, subject to adjustment, respectively (collectively, the “Placement Agent Class C Warrants”), in exchange for Univest’s and Mr. Richmond’s services provided to the Company in connection with the Company’s acquisition of My Health Logic Inc. (“My Health Logic”). In addition, as previously reported in the 2022 Report, on June 26, 2022, pursuant to the 2021 Placement Agency Agreement, in anticipation of the final closing of the Units Private Placement, in exchange for $100, the Company issued Univest a warrant for the purchase of 231,239 shares of common stock, and a warrant to Mr. Richmond, as a registered representative of Univest who is entitled to a portion of Univest’s compensation due to his employment terms, for the purchase of 347,039 shares of common stock (the “2022 Placement Agent Warrants”), each of which was initially exercisable at $1.75 per share, subject to adjustment.

Separately, on January 26, 2022 and February 14, 2022, the Company granted Mr. Richmond two warrants (the “Consultant Warrants”) to purchase up to 150,000 shares of common stock at an exercise price of $0.01 per share as compensation for certain services. Mr. Richmond fully exercised both of the Consultant Warrants for 300,000 shares of common stock in March 2022 (the “Consultant Shares” and together with the Placement Agent Notes, the Placement Agent Class C Warrants, and the 2022 Placement Agent Warrants, the “Cancelled Securities”).

On February 14, 2022, the Company filed a registration statement on Form S-1, which was subsequently amended on certain dates, relating to the Company’s proposed underwritten public offering for gross proceeds of approximately $8 million. Univest was named as the representative of the underwriters of the Offering. As previously reported in the 2022 Report, the staff (“FINRA Staff”) of the Corporate Financing Department of the Financial Industry Regulatory Authority, Inc. (“FINRA”) determined that the sales of the Placement Agent Notes, the Placement Agent Class C Warrants, the 2022 Placement Agent Warrants, the Consultant Shares, as well as a grant of a stock option to Mr. Richmond constituted underwriting compensation in connection with the Company’s proposed public offering pursuant to FINRA Rule 5110, based on the FINRA Staff’s interpretation of such rule. Consequently, each of Univest and Mr. Richmond, pursuant to a letter agreement entered into with the Company, dated October 28, 2022, addressed and submitted to the FINRA Staff (the “October 2022 Letter Agreement”), agreed to forego their applicable rights to these securities. Pursuant to the October 2022 Letter Agreement, the parties thereto agreed that the cancellation or disposal of the aforementioned securities shall be without recourse by either Univest or Mr. Richmond. Accordingly, the Placement Agent Notes, the Placement Agent Class C Warrants, the 2022 Placement Agent Warrants, and the Consultant Shares were subsequently cancelled, and the Company and Mr. Richmond agreed to the transfer of his stock option to a Company designee who is unaffiliated with Mr. Richmond.

The Convertible Notes including the Placement Agent Notes prior to their cancellation, Class C Warrants including the Placement Agent Class C Warrants prior to their cancellation, and the 2022 Placement Agent Warrants contained certain adjustment provisions as described below under “—Funding Requirements and Other Liquidity Matters – Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares”, except that the terms of the January 2023 Letter Agreement (as defined and described in that section) did not expressly apply to the Placement Agent Class C Warrants or the 2022 Placement Agent Warrants, which had previously been cancelled as described above.

In April 2023, as a result of the events described below under “—Funding Requirements and Other Liquidity Matters – Exercise of Somahlution Warrants at Reduced Exercise Price”, and pursuant to the adjustment provisions described below under “—Funding Requirements and Other Liquidity Matters – Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares”, the conversion price of the Convertible Notes and the exercise price of the Class C Warrants were both adjusted to $0.10 per share of common stock. As a result of these adjustment provisions and the conversion or exercise terms of the Convertible Notes and Class C Warrants, the aggregate number of shares into which the Convertible Notes may be converted or the Class C Warrants may be exercised to purchase adjusted upwards proportionately.

On April 21, 2023, prior to the effectiveness of the registration statement for its proposed public offering, the Company filed an application with the SEC for the withdrawal of the registration statement, including all amendments and exhibits to the registration statement. The application for withdrawal stated that the Company did not intend to pursue the contemplated public offering at that time. Pursuant to Rule 477 under the Securities Act, the application was deemed granted at the time the application was filed, because it was filed before the effective date of the registration statement, and the SEC did not notify the Company that the application for withdrawal would not be granted within 15 calendar days after the Company had filed the application.

On June 22, 2023, Univest and Mr. Richmond requested through counsel that the Company either reissue the Cancelled Securities or issue them new securities with equivalent terms and conditions, in light of the fact that the Company was not proceeding with the public offering. On July 16, 2023, Univest and Mr. Richmond communicated through counsel that they believed that the Cancelled Securities should be reissued as if they were never canceled, meaning that they should have all of the adjusted terms that may have applied to the Cancelled Securities had they not been cancelled.

Pursuant to these requests, on July 25, 2023, the Company approved the grant of the following securities to Univest and Mr. Richmond: (i) Convertible Notes (the “Replacement Convertible Notes”) with terms and conditions equivalent to or at least as favorable as those that would have applied to each of the respective Placement Agent Notes, such that, among other adjustments, the principal and any accrued interest under the Replacement Convertible Notes is convertible into shares of common stock at $0.10 per share, subject to adjustment, reflecting adjustments to their terms equivalent to those that applied to the Convertible Notes as a result of the Somahlution Warrants Exercise, and with principal increased to reflect the amount of interest that would have been incurred under the respective Placement Agent Notes up to the date of issuance, such that the adjusted principal under the Replacement Convertible Notes is $137,983.56 and $206,975.34, respectively, being the original principal under the Placement Agent Notes plus pre-issuance interest that would have accrued since the date of the issuance of the Placement Agent Notes as of July 25, 2023, maturing on July 25, 2025, such that up to 1,683,131 and 2,524,697 shares of common stock are issuable upon conversion thereof if held to maturity, subject to adjustment, without regard to any beneficial ownership limitation or any other conversion limitations or restrictions therein or applicable thereto; (ii) Class C Warrants (the “Replacement Class C Warrants”) with terms and conditions equivalent to or at least as favorable as those that would have applied to each of the respective Placement Agent Class C Warrants, reflecting adjustments to their terms equivalent to those that applied to the Class C Warrants as a result of the Somahlution Warrants Exercise such that the exercise price per share of the Replacement Class C Warrants is $0.10 per share, subject to adjustment, and the number of shares of common stock issuable upon exercise of each of the Replacement Class C Warrants reflecting a proportional increase relative to the number of shares issuable under the respective Placement Agent Class C Warrants equivalent to the difference between the exercise price per share of the Placement Agent Class C Warrants and the exercise price of such Replacement Class C Warrants, such that up to 3,548,148 and 5,322,223 shares of common stock, respectively, are issuable upon exercise thereof, subject to adjustment, without regard to any beneficial ownership limitation or any other exercise limitations or restrictions therein or applicable thereto; (iii) Placement Agent Warrants (the “Replacement Placement Agent Warrants”) with terms and conditions equivalent to or at least as favorable as those that would have applied to those that applied to each of the respective 2022 Placement Agent Warrants, reflecting adjustments to their terms equivalent to those that applied to the Class C Warrants as a result of the Somahlution Warrants Exercise such that the exercise price per share of the Replacement Placement Agent Warrants is $0.10 per share, subject to adjustment, and the number of shares of common stock issuable upon exercise of each of the Replacement Placement Agent Warrants reflecting a proportional increase relative to the number of shares issuable under the respective 2022 Placement Agent Warrants equivalent to the difference between the exercise price per share of the 2022 Placement Agent Warrants and the exercise price of the Replacement Placement Agent Warrants, such that up to 4,048,782 and 6,073,182 shares of common stock, respectively, are issuable upon exercise thereof, subject to adjustment, without regard to any beneficial ownership limitation or any other exercise limitations or restrictions therein or applicable thereto; and (iv) 300,000 shares of common stock to Mr. Richmond, being the same number of shares as the Consultant Shares (the “Replacement Consultant Shares” and together with the Replacement Convertible Notes, the Replacement Class C Warrants, and Replacement Placement Agent Warrants, the “Replacement Placement Agent and Consultant Securities”). In connection with these grants, each of Univest and Mr. Richmond agreed to waivers of any registration rights that would have been applicable to each of the Replacement Convertible Notes, the Replacement Class C Warrants, and the Replacement Placement Agent Warrants.

In May 2023, the event described under “—Funding Requirements and Other Liquidity Matters – Default Under Promissory Note” and “—Funding Requirements and Other Liquidity Matters – Cross-Default Under Convertible Notes” occurred. Assuming that the event described would have triggered the cross-default provision in the Placement Agent Notes if they had not been cancelled, and assuming that each of the Replacement Placement Agent Notes are also subject to immediate payment of the applicable Mandatory Default Amount (as defined in “—Funding Requirements and Other Liquidity Matters – Cross-Default Under Convertible Notes”), the aggregate Mandatory Default Amount that may be due under the Replacement Placement Agent Notes would be $456,929, or approximately $0.1 million more than would otherwise have been due under the Placement Agent Notes on the date of the default had they been outstanding on that date.

Under the unit purchase agreement entered into on May 27, 2021 with certain holders of several of the Convertible Notes, each of the Company’s subsidiaries entered into a guaranty to guarantee the repayment of the Company’s obligations under the Convertible Notes, and the Company and its subsidiaries entered into security agreements granting security interests in all of their respective assets for up to the dollar value owed under the respective Convertible Notes. The respective Convertible Notes were issued for aggregate principal of approximately $1.2 million. Under each unit purchase agreement entered into with respect to subsequent issuances of the Convertible Notes, including the unit purchase agreement entered into with each of Univest and Mr. Richmond in connection with the issuance of the Placement Agent Notes, the Company and its subsidiaries were obligated to enter into similar security agreements and guaranties, but did not do so.

Univest and Mr. Richmond have not exercised any remedies applicable to the Replacement Convertible Notes or given notice of any intention to do so as of the date of this report. In the event that the balance owed under the Replacement Convertible Notes, including the respective Mandatory Default Amount, is not repaid upon demand, Univest and Mr. Richmond may seek to take possession of some or all of the Company’s and its subsidiaries’ assets, force the Company and its subsidiaries into bankruptcy proceeds, or seek other legal remedies against the Company and its subsidiaries. In such event, the Company’s business, operating results and financial condition may be materially adversely affected.

Third Closing of OID Units Private Placement

On July 10, 2023, the Company conducted the third closing (the “Third OID Units Closing”) of a private placement (the “OID Units Private Placement”) of up to $10,000,000 for an aggregate of up to 100,000,000 units (“OID Units”), under a unit purchase agreement between Hexin Global Ltd. (“Hexin”), an “accredited investor” as such term is defined by Rule 501(a) of the Securities Act of 1933, as amended (the “Securities Act”), and the Company (each, an “OID Units Purchase Agreement”), with each issuance of OID Units to an investor in the OID Units Private Placement consisting of (i) an OID Convertible Note, convertible into shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a Class E Warrant for the purchase of 125% of the shares of common stock into which the OID Convertible Note may be converted at $0.10 per share, subject to adjustment, and (iii) a Class F Warrant for the purchase of 125% of the shares of common stock into which the OID Convertible Note may be converted at $0.20 per share, subject to adjustment. The Class E Warrant and Class F Warrant owned by Hexin or other investors are collectively sometimes referred to as the “Class E and F Warrants”. Under each OID Units Purchase Agreement, the minimum investment permitted is $1,000. The Company retained Univest as the Company’s exclusive placement agent in connection with the sale of the OID Units under a Placement Agency Agreement, dated April 27, 2023 (the “April 2023 PAA”). In addition to the rights set forth in each OID Units Purchase Agreement, the OID Convertible Notes, and the Class E and F Warrants, the investor party to the OID Units Purchase Agreement and the holder of the OID Convertible Note or the Class E and F Warrants will have rights under the Registration Rights Agreement between the Company and each investor in the OID Units Private Placement (each, “OID Units Registration Rights Agreement”), as described below.

In connection with the Third OID Units Closing, on July 10, 2023, Hexin paid a subscription amount of $1,000,000, and the Company issued 11,764,710 OID Units consisting of (i) an OID Convertible Note in the principal amount of $1,176,471, convertible into 11,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a Class E Warrant for the purchase of 14,705,880 shares of common stock at $0.10 per share, subject to adjustment, and (iii) a Class F Warrant for the purchase of 14,705,880 shares of common stock at $0.20 per share, subject to adjustment. See below for additional related discussion of these securities. In connection with the Third OID Units Closing, after deducting Univest’s 8% fee of $80,000 and $50,000 for reimbursement of Univest’s legal fees pursuant to the April 2023 PAA, and, pursuant to the 2021 Placement Agency Agreement, after deducting Univest’s outstanding fees of $140,000 or 8% from the issuances of the Walleye Promissory Note for the principal amount of $1,000,000 on February 6, 2023 and an unsecured promissory note (the “Hexin Promissory Note”) to Hexin on December 28, 2022 for the principal amount of $750,000 for gross proceeds of $1,750,000, the Company received net proceeds of $730,000.

Amendment to Certain OID Units Registration Rights Agreements

In connection with the First OID Units Closing as described below under “—OID Units Private Placement – First Closing”, which occurred on May 12, 2023, an OID Units Registration Rights Agreement, dated as of May 12, 2023 (the “May 12, 2023 Registration Rights Agreement”), between the Company and Walleye, provided that the Company file a registration statement within 60 days of such closing, registering the resale of the shares of common stock issuable pursuant to conversion of the 15% original issue discount unsecured subordinated convertible promissory note and exercise of the Class E Warrant and Class F Warrant issued to that investor in connection with such closing, and contained other terms and conditions. Also in connection with the First OID Units Closing, pursuant to the Hexin Promissory Note, on May 22, 2023, the Company issued Hexin a Class E Warrant and a Class F Warrant, which provide for registration rights under the May 12, 2023 Registration Rights Agreement. As previously reported in a Current Report on Form 8-K filed on June 5, 2023, in connection with the second closing of the OID Units Private Placement, which occurred on May 30, 2023, an OID Units Registration Rights Agreement, dated as of May 30, 2023 (the “May 30, 2023 Registration Rights Agreement” and each of the May 30, 2023 Registration Rights Agreement and the May 12, 2023 Registration Rights Agreement respectively, the “Amended OID Units Registration Rights Agreements”), between the Company and Walleye, Hexin and Frank Maresca (“Mr. Maresca”), also provided that the Company file a registration statement within 60 days of such closing, registering the resale of the shares of common stock issuable pursuant to conversion of the OID Convertible Notes and exercise of the Class E Warrants and Class F Warrant issued to these investors in connection with such closing, and contained other terms and conditions.

Holders of rights to 67% or more of the shares issuable upon conversion of the OID Convertible Notes and exercise of the Class E Warrants and the Class F Warrants may agree to amend or waive the requirements of each of the respective Amended OID Units Registration Rights Agreements. Under an Amendment to Registration Rights Agreement, dated as of July 6, 2023 (“Amendment to Registration Rights Agreement”), Walleye and Hexin, being holders of such rights, agreed to an amendment to each of the Amended OID Units Registration Rights Agreements to provide that the initial filing of the registration statement required by such Amended OID Units Registration Rights Agreements shall be made on or before the date that is 67 days after the date of the respective closing of the OID Units Private Placement.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

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

We expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, and collaborations, arrangements or acquisitions. On February 14, 2022, we filed a registration statement on Form S-1, subsequently amended, relating to a proposed underwritten public offering for gross proceeds of approximately $8 million from the issuance of units consisting of a share of common stock and two warrants to purchase one share of common stock. On April 21, 2023, prior to the effectiveness of the registration statement, we filed an application with the SEC for the withdrawal of the registration statement, including all amendments and exhibits to the registration statement. The application for withdrawal was filed to withdraw the registration statement because the Company no longer intended to pursue the proposed public offering. Pursuant to Rule 477 under the Securities Act, the application was deemed granted at the time the application was filed, because it was filed before the effective date of the registration statement, and the SEC did not notify us that the application for withdrawal would not be granted within 15 calendar days after er had filed the application.

We have not withdrawn the listing application that we submitted to list our common stock on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) in connection with the proposed public offering. We expect to resume the securities exchange listing process when we believe that we can meet all applicable securities exchange listing requirements and standards. We believe that such a listing may be an important factor in the Company’s efforts to gain sufficient financing to fund its operations in the short-term and long-term. There is no guarantee or assurance that our common stock will be approved for listing on the Nasdaq Capital Market. If we are unable to list our common stock on the Nasdaq Capital Market or other national securities exchange, we may experience heightened difficulty in raising sufficient funding to meet our capital and cash requirements over the 12 months ended March 31, 2024 and any period beyond that date. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the interests of our stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development or acquisition of product.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. These factors raise substantial doubt about the Company’s ability to continue as a going concern. See “—Going Concern” below.

Cash Flows

	Six months ended June 30,
	2023	2022	$ Change
Net Cash provided by/(used in):
Operating activities	$(2,318,013)	$(7,055,675)	$4,737,662
Financing activities	2,012,374	5,028,312	(3,015,938)
Net change in cash	$(305,639)	$(2,027,363)	$1,721,724

Operating Activities

Net cash used in operating activities was approximately $2.3 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively. The net cash used in operating activities for the six months ended June 30, 2023 was due to approximately $1.3 million spent on research and development, approximately $0.6 million spent on salaries and related compensation expenses, $3.4 million in other general and administrative expenses and approximately $0.9 million spent on professional fees. The net cash used in operating activities for the six months ended June 30, 2022 was due to approximately $2.6 million spent on research and development, approximately $1.42 million spent on professional fees and $1.8 million spent on salaries and related compensation expenses. The decrease in net cash used in operating activities in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the decrease in the Company’s research and development expenses, salaries and other compensation, and professional fees.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $2.0 million, of which $0.9 million was due to funds raised from the issuance of an OID Convertible Note. An additional $1.0 million of funds was raised from the issuance of the Walleye Promissory Note and approximately $0.3 million was received from the exercise of the Somahlution Warrants. During the six months ended June 30, 2023 the Company also repaid approximately $0.2 million in notes payable.

Net cash provided by financing activities for the six months ended June 30, 2022 was due to $5.2 million of funds raised from the issuance of Convertible Notes. The Company also settled an aggregate of $0.3 million in notes payable as part of the Units Private Placement during the six months ended June 30, 2022.

Exercise of Somahlution Warrants at Reduced Exercise Price

On December 15, 2019, the Company entered into an asset purchase agreement (the “Somahlution Agreement”), as amended on March 31, 2020, May 29, 2020, and July 30, 2020, with Somahlution. Pursuant to the terms of the Somahlution Agreement, as amended, the Company agreed to the purchase of the Somahlution Assets (the “Somahlution Acquisition”). On August 4, 2020, the Somahlution Acquisition closed. As consideration for the Somahlution Acquisition, the Company issued to Somahlution’s former owners (the “Former Somahlution Owners”) a total of 10,000,000 restricted shares of common stock (the “Somahlution Purchase Shares”) and five-year warrants to purchase an additional 2,999,955 shares of common stock with an exercise price of $5.00 per share (the “Somahlution Warrants”).

On April 13, 2023, the Company delivered offer letter agreements (the “Somahlution Warrant Offer Letter Agreements”) to the Former Somahlution Owners, which offered to allow the Former Somahlution Owners to exercise the Somahlution Warrants to purchase the number of restricted shares of common stock issuable under the Somahlution Warrants at an exercise price reduced by the Company from $5.00 per share to $0.10 per share, on or prior to April 21, 2023, for maximum total cash proceeds of $299,995.50. As of the conclusion of this offer period, four of the Former Somahlution Owners had entered into Somahlution Warrant Offer Letter Agreements and had exercised their Somahlution Warrants to purchase a total of 2,652,159 shares of common stock for gross proceeds of approximately $265,216 (the “Somahlution Warrants Exercise”). Univest as the Company’s placement agent, which facilitated the Somahlution Warrants Exercise, waived any fees or reimbursable expenses that would otherwise have been payable with respect to the Somahlution Warrants Exercise pursuant to the 2021 Placement Agency Agreement.

Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares

As described under “—Convertible Notes” below, during the fiscal years ended December 31, 2021 and 2022, the Company conducted a private placement of units (the “Units Private Placement”) consisting of the Convertible Notes and the Class C Warrants, as were modified or amended from time to time, the general terms of which are described in detail in that section. Among their other terms, the Convertible Notes and Class C Warrants provide that a lower price per share, or more favorable terms, respectively, under subsequent equity issuances, not including any Qualified Financing (as defined in “—Convertible Notes”) and certain other exempt issuances, will be applicable to the conversion or exercise rights under the Convertible Notes and Class C Warrants, respectively. In addition, under a Letter Agreement between the Company and Univest as placement agent for the investors in the Units Private Placement, dated January 12, 2023 (the “January 2023 Letter Agreement”), the parties agreed that simultaneously with any adjustment to the exercise price under the Class C Warrants as a result of any equity issuances, not including Qualified Financings and certain other exempt issuances, the number of shares of common stock that may be purchased under the Class C Warrants will be increased such that the aggregate exercise price of such shares will be the same as the aggregate exercise price in effect immediately prior to the adjustment, without regard to any limitations on exercise contained in the Class C Warrants, including the beneficial ownership limitation that would otherwise be applicable.

At the time of the Somahlution Warrants Exercise, the balance under the Convertible Notes was convertible at a conversion price of $1.75 per share and the Class C Warrants were exercisable at an exercise price of $2.25 per share. Outstanding Convertible Notes had underlying principal of $14,471,177, and outstanding Class C Warrants were exercisable to purchase a total of 16,538,473 shares of common stock. As the Somahlution Warrants Exercise constituted a financing at a lower price per share that the conversion price and exercise price of the Convertible Notes and Class C Warrants, respectively, and such financing was not a Qualified Financing, as a result of the Somahlution Warrants Exercise and pursuant to the adjustment provisions described above, the conversion price of the Convertible Notes and the exercise price of the Class C Warrants adjusted to $0.10 per share. In connection with the transaction contemplated by the Somahlution Warrant Offer Letter Agreements and the lack of sufficient authorized shares of common stock under the Company’s articles of incorporation, the Company obtained an exercise and conversion rights waiver from a certain holder of the Convertible Notes and Class C Warrants, which reduced the principal underlying Convertible Notes with conversion rights to Convertible Notes with a total of $4,471,177 in principal, and reduced outstanding Class C Warrants with exercise rights to Class C Warrants having exercise rights to Class C Warrants exercisable to purchase 5,109,904 shares of common stock. As a result of these adjustment provisions and the conversion and exercise terms applicable to the Convertible Notes and Class C Warrants, including the effect of applicable waivers of conversion or exercise rights, the number of shares into which the Convertible Notes may be converted adjusted from 2,554,944 shares of common stock, not including shares convertible from interest under the Convertible Notes, to 44,711,770 shares of common stock, not including shares convertible from interest under the Convertible Notes, and the number of shares that the Class C Warrants may be exercised to purchase adjusted from 5,109,904 shares of common stock to 114,973,110 shares. At that time, we expect that the total number of shares into which the Convertible Notes may be converted and for which the Class C Warrants may be exercised to purchase, including all interest that may accrue under the Convertible Notes up to the date of maturity, will be 544,348,332 shares.

Default Under Promissory Note

On February 6, 2023, under a securities purchase agreement, the Company issued the Walleye Promissory Note to Walleye for $1,000,000 with a maturity date of May 7, 2023. The Walleye Promissory Note did not carry interest. The principal amount under the Walleye Promissory Note was required to be repaid in full on the maturity date. In the event that the principal amount was not repaid in full on the maturity date, the principal amount was to increase to $1,250,000. As of May 8, 2023, the Company had not repaid the Walleye Promissory Note. Accordingly, the principal outstanding under the Walleye Promissory Note increased to $1,250,000. See “—Cross-Default under Convertible Notes” and “—OID Units Private Placement – Second Closing” below for related developments.

Cross-Default Under Convertible Notes

Each of the Convertible Notes provides that any default on indebtedness of more than $100,000, other than indebtedness under the respective Convertible Notes, will also result in default under the Convertible Notes. The Convertible Notes provide that such default is not subject to any cure period. Due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by the Maturity Date, the Company also defaulted under the Convertible Notes on the same date. The Convertible Notes provide that due to this default, the Company became obligated to pay 135% of the outstanding principal amount under each of the Convertible Notes on the date on which the default occurred (the “Mandatory Default Amount”). The Mandatory Default Amount may be declared due by each holder immediately. The aggregate Mandatory Default Amount that may be due under the Convertible Notes was $21,871,631 on the date of the default, or approximately $5.7 million more than would otherwise have been due under the Convertible Notes on the date of the default.

Under the unit purchase agreement entered into on May 27, 2021 with certain holders of several of the Convertible Notes, each of the Company’s subsidiaries entered into a guaranty to guarantee the repayment of the Company’s obligations under the Convertible Notes, and the Company and its subsidiaries entered into security agreements granting security interests in all of their respective assets for up to the dollar value owed under the respective Convertible Notes. The respective Convertible Notes were issued for aggregate principal of approximately $1.2 million. Under each unit purchase agreement entered into with respect to subsequent issuances of the Convertible Notes, the Company and its subsidiaries were obligated to enter into similar security agreements and guaranties, but did not do so.

The holders of the Convertible Notes have not exercised any remedies applicable to the Convertible Notes or given notice of any intention to do so as of the date of this report. In the event that the balance owed under the Convertible Notes, including the respective Mandatory Default Amount, is not repaid upon demand, the holders of the Convertible Notes may seek to take possession of some or all of the Company’s and its subsidiaries’ assets, force the Company and its subsidiaries into bankruptcy proceeds, or seek other legal remedies against the Company and its subsidiaries. In such event, the Company’s business, operating results and financial condition may be materially adversely affected.

Convertible Notes

During the years ended December 31, 2022 and 2021, the Company issued 147,711,770 units in the Units Private Placement, consisting of Convertible Notes and Class C Warrants, at a post-adjustment price per unit of $0.10, giving effect to the adjustments in the terms of the Units Private Placement resulting from the Somahlution Warrants Exercise as described above under “—Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares”, for gross cash proceeds of approximately $14.2 million. Of the total 147,711,770 units issued, the following were issued for no cash payment: 2,786,780 units were issued to settle notes payable assumed on acquisition of My Health Logic, 400,000 units were issued to settle accounts payable, and 3,000,000 units were issued in exchange for services rendered to the Company in the year ended December 31, 2022. The number of units issued in the Units Private Placement corresponds with the number of shares of common stock into which the principal underlying the Convertible Notes may be converted. The cash proceeds from the Units Private Placement were used to sustain the Company’s growth and meet its capital obligations.

In connection with the Units Private Placement, we issued the Convertible Notes, which in aggregate were initially convertible into an aggregate of 8,269,228 shares of common stock, prior to the adjustment described below and the execution of certain conversion rights waivers. The principal under outstanding Convertible Notes as of June 30, 2023 was $14,471,177. Each Convertible Note was initially convertible into common stock of the Company at a price per share of $1.75, subject to adjustment. As a result of the adjustments applicable to the Convertible Notes described under “—Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares”, the execution of certain conversion rights waivers described below, and the adjustment provisions described below, the conversion price of the Convertible Notes was reduced to $0.10 per share, and, as adjusted, the number of shares into which the Convertible Notes may be converted adjusted to 44,711,770 shares of common stock, not including shares convertible from interest under the Convertible Notes. In addition, due to the event triggering of the cross-default provision under the Convertible Notes described above under “—Cross-Default Under Convertible Notes”, the aggregate Mandatory Default Amount that may be due under the Convertible Notes was $21,871,631 on the date of the default, or approximately $5.7 million more than would otherwise have been due under the Convertible Notes on the date of the default.

On June 14, 2023, a Convertible Note with $119,980 underlying principal and approximately $14,693 accrued interest was fully converted into 1,346,410 shares of common stock at the applicable conversion price of $0.10 per share at the election of the Convertible Note holder.

The Convertible Notes mature 24 months after their issuance date and accrue 10% of simple interest per annum on the outstanding principal amount. The Convertible Notes’ principal and accrued interest can be converted at any time at the option of each holder at the conversion price. Under the unit purchase agreement entered into on May 27, 2021 with certain holders of several of the Convertible Notes, each of the Company’s subsidiaries entered into a guaranty to guarantee the repayment of the Company’s obligations under the Convertible Notes, and the Company and its subsidiaries entered into security agreements granting security interests in all of their respective assets for up to the dollar value owed under the respective Convertible Notes. The respective Convertible Notes were issued for aggregate principal of approximately $1.2 million. Under each unit purchase agreement entered into with respect to subsequent issuances of the Convertible Notes, the Company and its subsidiaries were obligated to enter into similar security agreements and guaranties, but did not do so.

The Convertible Notes issued in exchanged for the cancellation of previously-issued convertible notes from May 2021 to December 2021, and the Convertible Notes issued from December 2021 until March 24, 2022, provide that in the event the Company consummates a Qualified Financing, and provided that the shares into which the Convertible Notes may be converted may be issued or resold under an effective registration statement, then all outstanding principal, together with all unpaid accrued interest, under the Convertible Notes, would automatically convert into shares of common stock at the lesser of 75% of the cash price per share paid in the Qualified Financing and the otherwise applicable conversion price. All outstanding Convertible Notes provide that a lower price per share under subsequent equity issuances, not including Qualified Financings, will be applied to the conversion price of the Convertible Notes, and have customary antidilution provisions.

All of the outstanding Convertible Notes provide that if at any time following the 60-day anniversary of the final closing date or termination of the Units Private Placement, and provided there is an effective registration statement permitting the issuance or resale of the shares of common stock into which the Convertible Notes may be converted, if (A) the common stock is listed on a senior national securities exchange, (B) the daily volume-weighted average price for the prior twenty (20) consecutive trading days is $6.00 or more (adjusted for splits and similar distributions) and (C) the daily trading volume is at least $1,000,000 during such 20-day period, then the Company will have the right to require the Convertible Notes to convert all or any portion of the principal and accrued interest then remaining under the Convertible Notes into shares of common stock at the above conversion price in effect on the mandatory conversion date.

Each holder of a Convertible Note will not have the right to convert the Convertible Note to the extent that the holder (together with any other person with which the holder is considered to be part of a “group” under Section 13 of the Exchange Act or with which the holder otherwise files reports under Section 13 and/or Section 16 of the Exchange Act) would become the “beneficial owner” (as such term is defined in the Exchange Act and the rules and regulations thereunder) of in excess of 4.99% of the number of shares of common stock outstanding, or 9.99% if the holder becomes the beneficial owner of more than 4.99% of the outstanding shares of common stock, subject to a 61-day notice requirement. This limitation does not apply to certain adjustment provisions of the Convertible Notes. In addition, under the January 2023 Letter Agreement, we agreed that simultaneously with any adjustment to the exercise price under the Class C Warrants as a result of any equity issuances, not including Qualified Financings and certain other exempt issuances, the number of shares of common stock that may be purchased under the Class C Warrants will be increased such that the aggregate exercise price of such shares will be the same as the aggregate exercise price in effect immediately prior to the adjustment, without regard to any limitations on exercise contained in the Class C Warrants, including the beneficial ownership limitation described above. Under the January 2023 Letter Agreement, the Somahlution Warrants Exercise, which constituted a financing that was not a Qualified Financing, had the effect of requiring an adjustment to the exercise price of the Class C Warrants and corresponding increase in the number of shares that may be purchased under the Class C Warrants, and a number of the Class C Warrants became exercisable to purchase more than 4.99%, but not more than 9.99%, of the outstanding shares of common stock due to the applicable terms of the beneficial ownership limitation, and a number of Class C Warrants became exercisable to purchase more than 9.99% of the outstanding shares of common stock due to the effective non-application of the beneficial ownership limit as to such Class C Warrants. See “—Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares”. The Convertible Notes that are held by holders that became beneficial owners of more than 4.99% but less than 9.99% of the outstanding shares of common stock as a result of the Somahlution Warrants Exercise may now convert their Convertible Notes to the extent that they will not become beneficial owners of more than 9.99% of the outstanding shares of common stock. The Convertible Notes that are held by holders that became beneficial owners of more than 9.99% of the outstanding shares of common stock as a result of the Somahlution Warrants Exercise may now convert their Convertible Notes without an effective beneficial ownership limit.

The Convertible Notes in our March 24, 2022 and subsequent closings were also modified to provide that upon the occurrence of a Qualified Financing, such Convertible Notes may be voluntarily, not automatically, convertible at the option of the holders, at the lower of 75% of the price per equity security in such financing and the otherwise applicable conversion price. The conversion provision was also modified to remove the requirement that an effective registration statement allow for the issuance or resale of shares of common stock into which the Convertible Notes may be converted in order for the conversion price of the Convertible Notes to be subject to the reduction to 75% of the price per equity security in a Qualified Financing.

The Convertible Notes have certain registration requirements as to the shares of common stock underlying the Convertible Notes upon the final closing of the Units Private Placement under the respective registration rights agreements between the Company and the purchasers of the Convertible Notes. By executing certain lock-up agreements with Univest acting as the representative of the underwriters of a proposed public offering that we no longer intend to pursue or waiver agreements with the Company, the purchasers of the Convertible Notes agreed that doing so amounted to a waiver of their rights under the respective registration rights agreements, and that any such registration rights will be afforded to such purchasers in a subsequent registration statement. One assignee of a Convertible Note has entered into a waiver and consent with the Company providing for the waiver and deferral of all registration rights under its Convertible Note until a date and time that the Company shall determine in its sole discretion that it may provide for such rights. We and Univest may terminate the respective waivers at any time, but do not intend to do so until after the date that the Company’s registration statement registering the resale of the shares underlying the Convertible Notes becomes effective.

Each Convertible Note provides that its holder may vote with the shares of common stock, on an as-converted to common stock basis, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations. Under the NRS, the right to vote is generally a feature of a share of any class or series of stock of a corporation and, thus, a right granted to stockholders of a corporation. The NRS does not provide that convertible promissory notes (or any other form of bond, debenture or other obligation) issued by a Nevada corporation may grant holders with voting rights, in general. However, Section 78.197 of the NRS provides that a Nevada corporation “may provide in its articles of incorporation that the holder of a bond, debenture or other obligation of the corporation may have any of the rights of a stockholder in the corporation.” Although we provided voting rights as a contractual feature of the Convertible Notes, our articles of incorporation currently do not provide that the holders of the Convertible Notes will be able to vote as stockholders of the Company. We scheduled the Special Stockholder Meeting to be held on August 9, 2023, to consider and vote on, among other proposals, a proposal to approve the Voting Rights Amendment, i.e., an amendment to the Company’s articles of incorporation, as amended to date, to provide that holders of any of the Company’s bonds, debentures or other obligations of the Company may have, at the option of the board of directors of the Company, any of the rights of a stockholder of the Company. Approval of each proposal required a “quorum” at the meeting consisting of a majority (more than 50%) of the outstanding voting shares as of the record date, present in person or represented by proxy, and the affirmative “for” vote of the holders of a majority of the shares represented at the meeting, in person or by proxy, and entitled to vote. See “—Recent Developments – Special Stockholder Meeting, Change in Authorized Shares, and Approval of Voting Rights for Certain Debtholders” for related recent developments subsequent to June 30, 2023.

The 2021 Placement Agency Agreement and form of unit purchase agreement relating to the Units Private Placement provide that up to $18 million and $17 million of the units containing the Convertible Notes may be sold, respectively. On August 12, 2022, we completed the final closing of the Units Private Placement.

In August 2022, certain holders of the Convertible Notes executed limited waiver and consent agreements waiving their conversion rights. The limited waiver and consent agreements were to expire on December 31, 2022, or if earlier to occur, upon the approval of an increase in the number of the authorized shares of common stock under the Company’s articles of incorporation by the Company’s stockholders by majority written consent or via stockholder vote at the Company’s next stockholder meeting and the implementation of such increase, which were to occur as soon as practicable after such stockholder approval. On December 27, 2022, we held the Annual Meeting. At the Annual Meeting, stockholders holding shares of common stock in the Company representing at least a majority of the voting power approved, among other matters, the Authorized Capital Increase. As a result, the limited waiver and consent agreements expired in accordance with their terms.

Effective January 2023 and April 2023, certain holders of the Convertible Notes that would otherwise be convertible into 80,000,000 shares of common stock plus additional shares from accrued interest executed waivers of their conversion rights under the Convertible Notes.

OID Units Private Placement

First Closing

On May 12, 2023, the Company conducted the first closing (the “First OID Units Closing”) of the OID Units Private Placement of up to $10,000,000 for an aggregate of up to 100,000,000 OID Units, under an OID Units Purchase Agreement, with accredited investors, with each issuance of OID Units to an investor in the OID Units Private Placement consisting of (i) an OID Convertible Note, convertible into shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a Class E Warrant for the purchase of 125% of the shares of common stock into which the respective OID Convertible Note may be converted at $0.10 per share, subject to adjustment, and (iii) a Class F Warrant for the purchase of 125% of the shares of common stock into which the respective OID Convertible Note may be converted at $0.20 per share, subject to adjustment. Under the OID Units Purchase Agreement, the minimum investment permitted is $1,000. The Company retained Univest as its exclusive placement agent in connection with the sale of the OID Units pursuant to the OID Units Purchase Agreement under the April 2023 PAA. In addition to the rights set forth in each OID Units Purchase Agreement, the OID Convertible Notes, and the Class E and F Warrants, each investor party to each OID Units Purchase Agreement and each holder of one of the OID Convertible Notes or the Class E and F Warrants will have rights under an OID Units Registration Rights Agreement, as described below.

In connection with the First OID Units Closing, on May 12, 2023, Walleye entered into an OID Units Purchase Agreement dated as of such date, paid a subscription amount of $1,000,000, and the Company issued 11,764,710 OID Units consisting of (i) an OID Convertible Note in the principal amount of $1,176,471, convertible into 11,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a Class E Warrant for the purchase of 14,705,880 shares of common stock at $0.10 per share, subject to adjustment, and (iii) a Class F Warrant for the purchase of 14,705,880 shares of common stock at $0.20 per share, subject to adjustment. In connection with the First OID Units Closing, pursuant to the April 2023 PAA and the OID Units Purchase Agreement, the Company received net proceeds of $870,000 after deducting Univest’s 8% fee and $50,000 for reimbursement of Univest’s legal fees and expenses. See below for additional related discussion.

Second Closing

On May 30, 2023, the Company conducted the second closing (the “Second OID Units Closing”) of the OID Units Private Placement. In connection with the Second OID Units Closing, Hexin and Walleye agreed to the cancellation of the Hexin Promissory Note and the Walleye Promissory Note, respectively, and Mr. Maresca, a consultant to the Company, agreed to the cancellation of certain indebtedness, in exchange for OID Units and related agreements, as described below.

First, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Hexin (the “Hexin Cancellation Agreement”), Hexin agreed to cancel the Hexin Promissory Note in exchange for: (i) the execution of an OID Units Purchase Agreement, dated as of May 30, 2023, between the Company and Hexin, Walleye and Mr. Maresca (the “Second OID Units Purchase Agreement”), (ii) the execution of an OID Units Registration Rights Agreement, dated as of May 30, 2023, between the Company and Hexin, Walleye and Mr. Maresca (the “Second OID Units Registration Rights Agreement”), and (iii) the issuance of 9,578,040 OID Units consisting of (a) an OID Convertible Note in the principal amount of $957,804 for a subscription equal to $814,133 (the aggregate amount of principal plus accrued and unpaid interest under the Hexin Promissory Note as of May 30, 2023), convertible into 9,578,040 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment (the “Hexin OID Convertible Note”), (b) a Class E Warrant for the purchase of 11,972,550 shares of common stock at $0.10 per share, subject to adjustment (the “Second Hexin Class E Warrant”), and (c) a Class F Warrant for the purchase of 11,972,550 shares of common stock at $0.20 per share, subject to adjustment (the “Second Hexin Class F Warrant”). The Hexin Cancellation Agreement contains a release of claims against the Company relating to the Hexin Promissory Note.

Second, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Walleye (the “Walleye Cancellation Agreement”), Walleye agreed to cancel the Walleye Promissory Note in exchange for: (i) the execution of the Second OID Units Purchase Agreement, (ii) the execution of the Second OID Units Registration Rights Agreement, and (iii) the issuance of 14,705,890 OID Units consisting of (a) an OID Convertible Note in the principal amount of $1,470,589 for a subscription equal to $1,250,000 (the aggregate amount of principal under the Walleye Promissory Note as of May 30, 2023), convertible into 14,705,890 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment (the “Second Walleye OID Convertible Note”), (b) a Class E Warrant for the purchase of 18,382,362 shares of common stock at $0.10 per share, subject to adjustment (the “Second Walleye Class E Warrant”), and (c) a Class F Warrant for the purchase of 18,382,362 shares of common stock at $0.20 per share, subject to adjustment (the “Second Walleye Class F Warrant”). The Walleye Cancellation Agreement contains a release of claims against the Company relating to the Walleye Promissory Note.

Third, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Mr. Maresca (together with the Hexin Cancellation Agreement and the Walleye Cancellation Agreement, the “Cancellation and Exchange Agreements”), Mr. Maresca agreed to cancel $150,000 of the aggregate short-term indebtedness to Mr. Maresca, which arose in the ordinary course of business for certain consulting services provided by Mr. Maresca to the Company, in exchange for: (i) the execution of the Second OID Units Purchase Agreement, (ii) the execution of the Second OID Units Registration Rights Agreement, and (iii) the issuance of 1,764,710 Units consisting of (a) an OID Convertible Note in the principal amount of $176,471 for a subscription equal to $150,000 (the amount of the indebtedness being cancelled), convertible into 1,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment (the “Maresca OID Convertible Note”), (b) a Class E Warrant for the purchase of 2,205,887 shares of common stock at $0.10 per share, subject to adjustment (the “Maresca Class E Warrant”), and (c) a Class F Warrant for the purchase of 2,205,887 shares of common stock at $0.20 per share, subject to adjustment (the “Maresca Class F Warrant”). The Maresca Cancellation Agreement contains a release of claims against the Company relating to the cancelled indebtedness.

The Hexin OID Convertible Note, the Second Hexin Class E Warrant and the Second Hexin Class F Warrant are subject to the terms and conditions of the Hexin Cancellation Agreement. The Second Walleye OID Convertible Note, the Second Walleye Class E Warrant and the Second Walleye Class F Warrant are subject to the terms and conditions of the Walleye Cancellation Agreement. The Maresca OID Convertible Note, the Maresca Class E Warrant and the Maresca Class F Warrant are subject to the terms and conditions of the Maresca Cancellation Agreement. The Second OID Units Purchase Agreement and the Second OID Units Registration Rights Agreement are also subject to the terms and conditions of each of the Cancellation and Exchange Agreements.

Univest did not receive a fee in connection with the Second OID Units Closing because there were no gross proceeds.

OID Units Purchase Agreement

Each OID Units Purchase Agreement provides a right of first offer to investor parties to any proposed offer or sale of equity securities by the Company until the first anniversary of the First OID Units Closing (i.e., May 12, 2024). Each OID Units Purchase Agreement also contains certain liquidated damages provisions, including for any failure of the Company to meet the requirements for the OID Convertible Notes or the Class E and Class F Warrants to be converted or exercised for non-restricted shares of common stock under Rule 144, and on every 30th day (pro-rated for periods totaling less than 30 days) thereafter, until cured or such Rule 144 requirements no longer apply, up to a maximum of 25% of each affected investor’s subscription amount. Each OID Units Purchase Agreement also contains a most-favored nations clause that provides that in connection with any subsequent equity financing of the Company for consideration (a “Subsequent Financing”), each investor may accept the securities and terms of the Subsequent Financing in substitution of the securities and terms of each OID Units Purchase Agreement, upon notice from an investor, subject to the terms and conditions of each OID Units Purchase Agreement. Each OID Units Purchase Agreement, the OID Convertible Notes and the Class E and F Warrants will be amended to incorporate the terms and forms of the securities sold in the Subsequent Financing upon the closing of the Subsequent Financing. Each OID Units Purchase Agreement will terminate upon certain events including mutual written consent, by either party upon notice if a closing has not occurred within 15 business days of the date of the agreement, an event of default under the OID Convertible Notes, the full conversion or repayment of the OID Convertible Notes and the non-ownership of any shares of common stock issuable upon conversion of the OID Convertible Notes or exercise of the Class E and F Warrants. Each OID Units Purchase Agreement also contains indemnification of the investors relating to claims relating to the transactions under each OID Units Purchase Agreement which will survive termination. Each investor’s rights under the OID Units Purchase Agreement may be assigned to another “accredited investor” as defined by Rule 501(a) of the Securities Act.

OID Convertible Notes

The OID Convertible Notes will mature nine months after the date of the First OID Units Closing with respect to OID Convertible Notes issued in the first two closings of the OID Units Private Placement and will mature nine months after the date of issuance for subsequent closings. The OID Convertible Notes accrue 10% of interest per annum on the outstanding principal amount. The OID Convertible Notes will be unsecured and subordinated to any senior indebtedness of the Company. The OID Convertible Notes’ principal and accrued interest may generally be converted at any time at a conversion price of $0.10 per share, subject to adjustment, at the option of the holder, into shares of common stock, subject to certain limitations including: (i) only to the extent that the holder (together with any other person with which the holder is considered to be part of a “group” under Section 13 of the Exchange Act or with which the holder otherwise files reports under Section 13 and/or Section 16 of the Exchange Act) would not become the “beneficial owner” (as such term is defined in the Exchange Act and the rules and regulations thereunder) of in excess of 4.99% of the number of shares of common stock outstanding, or 9.99% if the holder becomes the beneficial owner of more than 4.99% of the outstanding shares of common stock (excluding from the calculation of that percentage any common stock or other equity interests in the Company beneficially owned by virtue of the OID Convertible Note or respective Class E and F Warrants), subject to a 61-day notice requirement; and (ii) only after the effectiveness of the Capital Event Amendment. In connection with the second limitation, the OID Convertible Notes contain covenants requiring that the Company promptly call a meeting of stockholders for the purpose of seeking approval of the Capital Event Amendment, use all commercially reasonable efforts to obtain approval, including the hiring of a proxy solicitation firm, and if stockholder approval is not obtained at the meeting, to repeat the process every four months until it is obtained. In the event the Company offers, sells, grants, issues, or otherwise disposes of common stock or securities with rights to common stock, or announces the intention to do one of such things, before the listing of the common stock on NYSE American LLC (“NYSE American”), Nasdaq, or the New York Stock Exchange (the “NYSE” and together with NYSE American and Nasdaq, a “National Stock Exchange”), at a lower price per share than the OID Convertible Notes’ conversion price while the OID Convertible Notes are outstanding, then generally the conversion price of the OID Convertible Notes will be lowered to such price per share. This adjustment provision will apply one time only. The OID Convertible Notes also have customary antidilution provisions in the event of stock splits, certain changes of control or similar transactions, and rights offerings. While the OID Convertible Notes are outstanding and for 12 months after the Company lists its common stock on a National Stock Exchange, the Company may not exchange or cooperate to exchange any indebtedness or securities, reduce or change the conversion, exercise or exchange price of any securities convertible, exercisable or exchangeable for common stock, amend non-convertible debt to convertible debt, issue securities at a price based on or varying with trading prices or quotations for the common stock or with a price reset term, or agree to sell securities at a future determined price. Until 30 days after the OID Convertible Notes are converted or repaid in full, the Company may not sell any securities in a capital or debt raising transaction or series of related transactions which grant to an investor the right to receive additional securities based upon future transactions of the Company on terms more favorable than those granted to such investor in such transaction or series of related transactions. The OID Convertible Notes may not be prepaid by the Company. In the event of default under the OID Convertible Notes, subject to certain cure rights, interest under the OID Convertible Notes will increase to the lower of 18% and the maximum legal interest rate, and the outstanding balance will become immediately due and payable. The OID Convertible Notes have the registration rights set forth in the respective OID Units Registration Rights Agreement. See “—OID Units Registration Rights Agreement” below.

OID Units Registration Rights Agreement

Under each OID Units Registration Rights Agreement, as amended if applicable, the Company is required to file a registration statement with the SEC registering the resale of the shares of common stock issuable pursuant to conversion of the OID Convertible Notes and exercise of the Class E and F Warrants within 67 days of the date of the respective closing of the OID Units Private Placement and to cause the registration statement to become effective within 120 days after such filing date. The Company must maintain the effectiveness of the registration statement until the earlier of the first anniversary of its effectiveness date and the date that the shares registered for resale may be resold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. If the Company fails to file the registration statement by the filing deadline or cause it to become effective by the effectiveness deadline, or the registration statement ceases to be effective or the related prospectus becomes unavailable for resales for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period, then on the date of such failure and every 30 calendar days after such date until the failure is cured, the Company must pay to each investor partial liquidated damages equal to 1% of the aggregate purchase price paid by such investor pursuant to the respective OID Units Purchase Agreement, up to a maximum of 10% of the aggregate subscription amount paid by the investor. If the Company fails to pay the partial liquidated damages within seven days of any such failure, the Company will pay interest thereon at a rate of the lesser of 18% per annum or the maximum amount permitted under applicable law to each investor, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. Additional liquidated damages requirements will end when the applicable failure is cured or Rule 144 becomes available for resale of all the shares of common stock otherwise required to be registered for resale under each OID Units Registration Rights Agreement. Liquidated damages will not apply to a failure that is due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act. In addition, if there is not an effective registration statement covering all shares of common stock subject to the registration rights under each OID Units Registration Rights Agreement at any time when required and the Company proposes to file a registration statement to register certain other offerings, not including an underwritten public offering of its securities for its own account or the account of others or certain other types of registration statements, then the Company must provide notice to investor parties and include the shares otherwise required to be registered under each OID Units Registration Rights Agreement within 15 days of such notice, unless they are eligible for resale pursuant to Rule 144 (without volume restrictions or current public information requirements). Each OID Units Registration Rights Agreement contains related procedural and filing requirements and investor notice and review rights as to certain events and filings relating to the registration statement. The Company will be responsible for all fees and expenses relating to compliance with each OID Units Registration Rights Agreement, as well as up to $10,000 in reasonable attorney fees for the investors’ review of the registration statement. Each OID Units Registration Rights Agreement contains mutual indemnification provisions for claims relating to a registration statement. The investor’s rights under the OID Units Purchase Agreement may be assigned to another “accredited investor” as defined by Rule 501(a) of the Securities Act.

Holders of rights to 67% or more of the shares issuable upon conversion of the OID Convertible Notes and exercise of the Class E and F Warrants may agree to amend or waive the requirements of each respective OID Units Registration Rights Agreement. As described under “—Recent Developments – Amendment to Certain OID Units Registration Rights Agreements”, under an Amendment to Registration Rights Agreement, dated as of July 6, 2023, sufficient holders of such rights agreed to amend each OID Units Registration Rights Agreement then in effect to provide that the initial filing of the registration statement required by such OID Units Registration Rights Agreement shall be made on or before the date that is 67 days after the date of the respective closing of the OID Units Private Placement. Each subsequent OID Units Registration Rights Agreement also contains the amended term.

April 2023 PAA

Under the April 2023 PAA, Univest acted as the Company’s exclusive placement agent in connection with the OID Units Private Placement. The Company agreed to pay Univest a cash placement fee equal to 8% of the gross proceeds from the sale of the OID Units, 8% of the gross proceeds from the exercise of the Class E and F Warrants, and certain Placement Agent Warrants. The Company further agreed to reimburse Univest for the fees and expenses of its due diligence and legal counsel of up to $200,000. The April 2023 PAA provides indemnification rights to Univest and its affiliates in the event of certain claims relating to the April 2023 PAA or related transactions. Under the April 2023 PAA, Univest has the right to act as the Company’s sole placement agent or an underwriter for any future equity financing occurring during the 18-month period following the consummation of the OID Units Private Placement. The term of the April 2023 PAA continues until the completion of the OID Units Private Placement, subject to termination after 15 days’ notice after July 31, 2023 or earlier in the case of termination for cause. Univest will also receive fees and Placement Agent Warrants on the same basis as described above with respect to any private or public offering or other financing or capital raising transaction of any kind of the Company within 12 months of the termination or expiration of the April 2023 PAA with an investor whom Univest has, directly or indirectly, introduced to the Company during the term of the April 2023 PAA.

Pursuant to the April 2023 PAA, in connection with closings of the OID Units Private Placement, as of June 30, 2023, the Company had paid Univest $80,000 in total fees and $50,000 as reimbursement of Univest’s legal fees.

Other Contractual Obligations and Commitments

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

Pursuant to the Somahlution Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to pay to certain beneficial owner designees of Somahlution, among other consideration:

●	The following contingent consideration upon receiving FDA final approval and insurance reimbursement approval on the products, and in the amounts, specified below, subject to certain expiration terms, none of which had been earned or granted as of June 30, 2023:

●	DuraGraft products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
■	Payment on a pro rata basis of 10% of the cash value of rare pediatric voucher sales following FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product;
■	Following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product, grant of warrants on a pro rata basis to purchase an aggregate of 250,000 shares of common stock with a term of five years and a strike price determined based on the average of the closing prices of the common stock for the 30 calendar days following the date of the public announcement of FDA approval; and
■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

●	Somahlution derived solid organ transplant products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;
■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

●	Somahlution Assets-derived over-the-counter products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;

○	Other Somahlution Assets-derived products from existing Somahlution pipelines:

■	Royalties to be paid on all net sales of the product of 1%; and

●	A liquidation preference, up to a maximum of $20 million, and the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount upon the sale by the Company of all or substantially all of the Somahlution Assets.

For additional discussion of this transaction, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” of the 2022 Form 10-K.

Office and Laboratories Space Lease

The Company has entered into arrangements for office and laboratories spaces. As at June 30, 2023, minimum lease payments in relation to lease commitments were payable as outlined in “Note 4 – Leases”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Other Promissory Notes

On October 23, 2022, the Company issued a note payable to Hub International Limited for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As of June 30, 2023, the balance of note payable due was $41,886 (December 31, 2022 - $164,729).

On December 28, 2022, the Company issued the Hexin Promissory Note for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023. For the three and six months ended June 30, 2023, the Company accrued $25,914 and $64,133 in interest on the promissory note (June 30, 2022 - $0 and $0 respectively). On May 30, 2023, Hexin agreed to cancel and exchange the Hexin Promissory Note for the issuance of 11,764,710 OID Units as described above under “—Third Closing of OID Units Private Placement”.

On February 2, 2023, the Company issued the Walleye Promissory Note for $1,000,000 with a maturity date of May 7, 2023. The note has no interest and the principal amount shall be paid in full on the maturity date. In the event that the principal amount is not repaid in full on maturity date, the principal amount shall be increased to $1,250,000. The Company did not repay the note upon its maturity, and as of the date of this report, the principal outstanding under the note had been increased to $1,250,000. Walleye agreed to cancel and exchange the Walleye Promissory Note for the issuance of 14,705,890 OID Units as described above under “—Third Closing of OID Units Private Placement”.

As part of the My Health Logic acquisition, Marizyme assumed an aggregate of $468,137 in notes payable. The notes were unsecured, and bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable by issuing Convertible Notes in exchange for these notes’ cancellation in connection with the Units Private Placement during the year ended December 31, 2022 (see “Note 7 – Convertible Promissory Notes and Warrants”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q ). For the six months ended June 30, 2023, the Company accrued $10,235 in interest on the notes payable (June 30, 2022 - $4,501). As of June 30, 2023, the balance of the remaining note payable was $241,403 (December 31, 2022 - $218,100).

Changes in Capitalization

On May 15, 2023, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State, which provided for the increase of the Company’s authorized common stock from 20,000,000 shares to 300,000,000 shares and the corresponding change of every one (1) share of the Company’s issued and outstanding common stock to fifteen (15) shares, and which became effective upon filing at 11:40 AM Pacific Time on May 15, 2023. Upon the effectiveness of this filing, authorized shares of common stock was increased to 300,000,000 with a proportional increase in the outstanding shares of common stock to 45,366,760 shares of common stock.

Special Stockholder Meeting

On June 30, 2023, the Company filed a definitive proxy statement with the SEC, copies of which were distributed to stockholders of record as of June 20, 2023, relating to the Special Stockholder Meeting that was held on August 9, 2023, to consider and vote on the following proposals: (i) to approve the Capital Event Amendment, and (ii) to approve the Voting Rights Amendment. Approval of each proposal required a “quorum” at the meeting consisting of a majority (more than 50%) of the outstanding voting shares as of the record date, present in person or represented by proxy, and the affirmative “for” vote of the holders of a majority of the shares represented at the meeting, in person or by proxy, and entitled to vote. See “—Recent Developments – Special Stockholder Meeting, Change in Authorized Shares, and Approval of Voting Rights for Certain Debtholders” for related recent developments subsequent to June 30, 2023.

Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $109,120,419 at June 30, 2023 (December 31, 2022 - $85,989,433). Additionally, the Company has negative working capital of $19,763,141 (December 31, 2022 - $966,464) and $205,226 (December 31, 2022 - $510,865) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred Offering Cost

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of June 30, 2023, the Company had recorded deferred offering costs of $697,202 (December 31, 2022 - $387,412) reported as a prepaid expense on the accompanying balance sheets, and expensed $535,717 of deferred offering costs in connection with the extinguishment of indebtedness pursuant to exchange agreements in November 2021 and December 2021 which provided for the cancellation and exchange of certain outstanding convertible promissory notes. See “Note 7 – Convertible Promissory Notes and Warrants” included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

The contingent liabilities assumed on the Somahlution Acquisition consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three and six months ended June 30, 2023, changes in these assumptions resulted in a $582,000 and $1,206,000 decrease in fair value of these liabilities, respectively (June 30, 2022 – $2,092,000 and $2,898,000 increase, respectively). At June 30, 2023, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $221,000 (December 31, 2022 – $1,427,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and six months ended June 30, 2023, changes in these assumptions resulted in a $129,000 and $796,000 decrease in fair value of this liability, respectively (June 30, 2022 – $293,000 decrease and $772,000 increase, respectively). At June 30, 2023, the fair market value of royalty payments was $4,606,000 (December 31, 2022 – $5,402,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three and six months ended June 30, 2023, changes in these assumptions resulted in a $3,000 decrease and $12,000 increase in fair value of this liability, respectively (June 30, 2022 – $7,000 and $48,000 decrease, respectively). At June 30, 2023, the fair market value of rare pediatric voucher sales liability was $1,067,000 (December 31, 2022 – $1,055,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and six months ended June 30, 2023 and 2022. At June 30, 2023, the fair market value of liquidation preference was $1,823,000 (December 31, 2022 – $1,823,000).

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

Marizyme measures the following financial instruments at fair value on a recurring basis. As of June 30, 2023, and December 31, 2022, the fair values of these financial instruments were as follows:

June 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$5,461,702
Contingent liabilities	-	-	7,717,000
Total	$-	$-	$13,178,702

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities
Balance at December 31, 2022	$14,530,725
Change in fair value of contingent liabilities	(1,990,000)
Derivative liabilities extinguished pursuant to Unit Purchase Agreement (Note 7)	(4,823,725)
Derivative liabilities issued pursuant to OID Purchase Agreement (Note 7)	5,461,702
Balance at June 30, 2023	$13,178,702

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

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report on Form 10-Q an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

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

In connection with our preparation of our interim condensed consolidated financial statements for the six months ended June 30, 2023, we identified material weaknesses in our disclosure controls and procedures due to the material weaknesses in internal control over financial reporting related to the following:

●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting.

To remediate the material weakness described above, in addition to the measures that management has taken as described under “—Changes in Internal Control Over Financial Reporting” below, management will continue to add controls to further enhance and revise the design of the existing controls including:

●	Implementation of reassessed design and operation of internal controls over financial reporting and reviewing procedures over the preparation of our financial statements.
●	Engagement of permanent accounting personnel and consultants to provide support during our quarterly and annual preparation, review, and reporting of our financial statements.
●	Appointment of qualified personnel to the key management roles to provide oversight and develop stronger controls, policies and procedures.
●	Maintenance of adequate internal qualified personnel to properly supervise and review the information provided by the outside consulting technical experts to ensure certain significant complex transactions and technical matters were properly accounted for.

We cannot assure you that these ongoing or planned measures in response to the material weakness in our internal control over financial reporting will be sufficient to remediate such material weakness or to avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

As discussed above, management is working on remediating the material weakness in internal control over financial reporting identified above. In the three months ended June 30, 2023, the Company took the following steps in order to improve its internal controls over financial reporting:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended June 30, 2023, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report on Form 8-K and we did not repurchase any of our common stock, except as disclosed below:

On January 24, 2022, we approved the grant of 600,000 shares of common stock to a consultant in order to reimburse the consultant for the shares of Company common stock that he had previously surrendered to the Company for cancellation in order to facilitate the closing of a transaction of the Company. Due to a delay, the shares were issued to the consultant on June 15, 2023.

On June 14, 2023, a Convertible Note with $119,980 underlying principal and approximately $14,693 accrued interest was fully converted into 1,346,410 shares of common stock at the election of the Convertible Note holder at the applicable conversion price of $0.10 per share. On June 15, 2023, we issued 1,346,410 shares of common stock to Oleg Kovalyov pursuant to the conversion.

The sales of securities described above were conducted pursuant to an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The disclosure contained in Part I. Financial Information – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Special Stockholder Meeting, Change in Capitalization, and Change in Rights of Certain Debtholders” is incorporated by reference herein.

As a result of the filing of the Certificate of Amendment, the voting rights of the holders of the Company’s common stock may be deemed to be limited and proportionately reduced to the extent that the voting rights granted to the holders of the Convertible Notes by the Certificate of Amendment may be exercised at a meeting or with respect to other applicable actions of the stockholders of the Company. As of the date of this report, the holders of these voting rights have the right to cast up to 146,961,558 votes, not including shares issuable upon conversion of accrued principal, compared to 45,666,760 votes by the holders of shares of the outstanding common stock. As a result, it may be deemed that a change of control of the Company occurred upon the filing of the Certificate of Amendment.

On or around June 9, 2023, the Company entered into a Waiver and Consent (collectively, the “Waiver and Consents”) with 40 assignees of three Class C Warrants assigned to them by the former holder of these Class C Warrants with respect to any registration and exercise rights that would otherwise be applicable to the Class C Warrants. Subject to the Waiver and Consents, the Class C Warrants may be exercised in aggregate to purchase a total of 102,857,141 shares of common stock.

We have no other information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10-12G filed on September 12, 2018)
3.6	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.7	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.8	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 3, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2022)
3.9	Certificate of Amendment Pursuant to NRS 78.380 & 78.390 to the Articles of Incorporation filed with the Nevada Secretary of State on December 30, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2023)
3.10	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 5, 2023 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on January 17, 2023)
3.11	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 4:45 PM Pacific time (incorporated by reference to Exhibit 3.4 to Form 8-K filed on January 17, 2023)
3.12	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:00 PM Pacific time (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 17, 2023)
3.13	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:15 PM Pacific time (incorporated by reference to Exhibit 3.6 to Form 8-K filed on January 17, 2023)
3.14	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on May 15, 2023 (incorporated by reference to Exhibit 3.7 to Form 8-K filed on May 18, 2023)
3.15	Certificate of Amendment Pursuant to Nevada Revised Statutes 78.380 & 78.390, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 16, 2023
3.16	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
4.1	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 12, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 18, 2023)
4.2	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 12, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 18, 2023)
4.3	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 12, 2022 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 18, 2023)
4.4	Form of Placement Agent Warrant as to 15% Original Issue Discount Unsecured Subordinated Convertible Promissory Notes (incorporated by reference to Exhibit 4.4 to Form 8-K filed on May 18, 2023)
4.5	Form of Placement Agent Warrant as to Class E Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.5 to Form 8-K filed on May 18, 2023)
4.6	Form of Placement Agent Warrant as to Class F Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.6 to Form 8-K filed on May 18, 2023)
4.7	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 24, 2023)
4.8	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 22, 2023 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 24, 2023)
4.9	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Hexin Global Ltd., dated May 30, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 5, 2023)
4.10	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 30, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 5, 2023)

4.11	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 30, 2023 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on June 5, 2023)
4.12	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 30, 2023 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on June 5, 2023)
4.13	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 30, 2023 (incorporated by reference to Exhibit 4.5 to Form 8-K filed on June 5, 2023)
4.14	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 30, 2023 (incorporated by reference to Exhibit 4.6 to Form 8-K filed on June 5, 2023)
4.15	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Frank Maresca, dated May 30, 2023 (incorporated by reference to Exhibit 4.7 to Form 8-K filed on June 5, 2023)
4.16	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Frank Maresca, dated May 30, 2023 (incorporated by reference to Exhibit 4.8 to Form 8-K filed on June 5, 2023)
4.17	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Frank Maresca, dated May 30, 2023 (incorporated by reference to Exhibit 4.9 to Form 8-K filed on June 5, 2023)
10.1*	Waiver and Consent between Marizyme, Inc. and Waichun Logistics Technology Ltd, dated as of April 12, 2023
10.2	Form of Letter Agreement, dated April 13, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 20, 2023)
10.3	Unit Purchase Agreement between Marizyme, Inc. and each investor identified on Appendix A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2023)
10.4	Registration Rights Agreement between Marizyme, Inc. and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 18, 2023)
10.5	Placement Agency Agreement between Marizyme, Inc. and Univest Securities, LLC, dated April 27, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 18, 2023)
10.6	Unit Purchase Agreement between Marizyme, Inc. and each investor identified on Appendix A thereto, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023)
10.7	Registration Rights Agreement between Marizyme, Inc. and each of the several purchasers signatory thereto, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023)
10.8	Cancellation and Exchange Agreement between Marizyme, Inc. and Hexin Global Ltd., dated as of May 30, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 5, 2023)
10.9	Cancellation and Exchange Agreement between Marizyme, Inc. and Walleye Opportunities Master Fund Ltd, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 5, 2023)
10.10	Cancellation and Exchange Agreement between Marizyme, Inc. and Frank Maresca, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 5, 2023)
10.11	Form of Waiver and Consent with respect to certain registration and exercise rights dated on or around June 9, 2023 (incorporated by reference to Exhibit 10.48 to Registration Statement on Form S-1 filed on July 18, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2023	MARIZYME, INC.

/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

