Form 10-Q
period 2023-09-30
MARIZYME, INC.
filed 2023-11-14
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Not applicable.

As of November 14, 2023, the registrant had 46,666,760 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS:
Current
Cash	$474,944	$510,865
Accounts receivable	43,218	87,801
Other receivables	35,773	15,310
Prepaid expenses	661,394	1,125,761
Inventory	99,019	215,566
Total current assets	1,314,348	1,955,303
Non-current
Property, plant and equipment, net	12,500	12,545
Operating lease right-of-use assets, net	1,198,207	1,485,023
Intangible assets, net	27,044,141	27,675,020
Prepaid royalties, non-current	129,989	339,091
Deposits	30,000	30,000
Goodwill	7,190,656	7,190,656
Total non-current assets	35,605,493	36,732,335
Total assets	$36,919,841	$38,687,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current
Accounts payable and accrued expenses	$2,136,592	$1,365,443
Notes payable	240,916	1,132,829
Due to related parties	187,097	-
Convertible notes – Units Private Placement	19,124,357	-
Convertible notes – OID	993,785	-
Derivative liabilities	25,555,092	-
Operating lease obligations	431,435	423,495
Total current liabilities	48,669,274	2,921,767
Non-current
Operating lease obligations, net of current portion	766,772	1,061,528
Convertible notes - Units Private Placement	38,596	2,751,633
Derivative liabilities	-	4,823,725
Contingent liabilities	9,395,000	9,707,000
Total non-current liabilities	10,200,368	18,343,886
Total liabilities	58,869,642	21,265,653

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, issued and outstanding shares - 46,666,760 at September 30, 2023 and 40,528,191 at December 31, 2022	46,666	40,528
Additional paid-in capital	119,574,221	103,370,890
Accumulated deficit	(141,570,688)	(85,989,433)
Total stockholders’ equity (deficit)	(21,949,801)	17,421,985
Total liabilities and stockholders’ equity (deficit)	$36,919,841	$38,687,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$181,535	$76,012	$495,248	$137,821
Direct cost of revenue	50,989	15,503	139,875	26,528
Gross profit	130,546	60,509	355,373	111,293
Operating expenses:
Professional fees (includes related party amounts of $72,000, $163,200, $216,000 and $266,400 respectively)	921,552	303,574	1,818,202	1,721,479
Salary expenses	329,564	330,221	931,536	2,147,967
Research and development	492,235	708,220	1,789,625	3,297,986
Stock-based compensation	86,132	271,517	457,860	1,664,191
Depreciation and amortization	210,293	210,361	630,924	631,083
Royalty expense	13,014	-	211,262	-
Other general and administrative expenses	2,934,966	469,656	6,310,039	1,478,726
Total operating expenses	4,987,756	2,293,549	12,149,448	10,941,432
Total operating loss	(4,857,210)	(2,233,040)	(11,794,075)	(10,830,139)

Other income (expense)
Interest and accretion expenses	(7,405,668)	(810,598)	(22,527,538)	(1,640,368)
Change in fair value of contingent liabilities	(1,678,000)	1,491,000	312,000	(2,131,000)
Change in fair value of derivative liabilities	(14,454,397)	-	(14,454,397)	-
Loss on debt extinguishment	(80,001)	-	(764,683)	-
Loss on issuance of debt	(3,974,993)	-	(6,352,562)	-
Total other income (expense)	(27,593,059)	680,402	(43,787,180)	(3,771,368)

Net loss	$(32,450,269)	$(1,552,638)	$(55,581,255)	$(14,601,507)

Loss per share – basic and diluted	$(0.71)	$(0.04)	$(1.28)	$(0.36)

Weighted average number of shares of common stock outstanding – basic and diluted	45,812,412	40,828,188	43,270,975	40,762,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	40,528,188	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	716,432	-	716,432
Issuance of warrants	-	-	2,969,916	-	2,969,916
Exercise of warrants	300,000	300	2,700	-	3,000
Net loss	-	-	-	(6,124,885)	(6,124,885)
Balance, March 31, 2022 (unaudited)	40,828,188	40,828	99,162,415	(53,948,448)	45,254,795
Stock-based compensation expense	-	-	676,242	-	676,242
Issuance of warrants	-	-	2,341,659	-	2,341,659
Net loss	-	-	-	(6,923,984)	(6,923,984)
Balance, June 30, 2022 (unaudited)	40,828,188	40,828	102,180,316	(60,872,432)	41,348,712
Stock-based compensation expense	-	-	271,517	-	271,517
Issuance of warrants	-	-	880,000	-	880,000
Net loss	-	-	-	(1,552,638)	(1,552,638)
Balance, September 30, 2022 (unaudited)	40,828,188	$40,828	$103,331,833	$(62,425,070)	$40,947,591

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	210,966	-	210,966
Issuance of shares	240,000	240	153,360	-	153,600
Net loss	-	-	-	(2,554,584)	(2,554,584)
Balance, March 31, 2023 (unaudited)	40,768,191	40,768	103,735,216	(88,544,017)	15,231,967
Stock-based compensation expense	-	-	160,762	-	160,762
Issuance of shares	1,946,410	1,946	221,540	-	223,486
Exercise of warrants	2,652,159	2,652	262,564	-	265,216
Issuance of warrants on debt extinguishment	-	-	19,058,426	-	19,058,426
Issuance of warrants on promissory note	-	-	1,333,128	-	1,333,128
Warrants cancelled in debt extinguishment	-	-	(8,426,927)	-	(8,426,927)
Net loss	-	-	-	(20,576,402)	(20,576,402)
Balance, June 30, 2023 (unaudited)	45,366,760	45,366	116,344,709	(109,120,419)	7,269,656
Stock-based compensation expense	-	-	86,132	-	86,132
Issuance of shares	1,300,000	1,300	208,700	-	210,000
Issuance of warrants for services provided	-	-	2,934,680	-	2,934,680
Net loss	-	-	-	(32,450,269)	(32,450,269)
Balance, September 30, 2023 (unaudited)	46,666,760	$46,666	$119,574,221	$(141,570,688)	$(21,949,801)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(55,581,255)	$(14,601,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630,924	631,083
Stock-based compensation	457,860	1,664,191
Interest and accretion on convertible notes and notes payable	22,527,538	1,637,951
Issuance of warrants for services	2,934,680	1,850,533
Change in fair value of contingent liabilities	(312,000)	2,131,000
Change in fair value of derivative liabilities	14,454,397	-
Loss on debt extinguishment	764,683	-
Loss on issuance of debt	6,352,562	-
Shares issued as part of the Confidential Settlement Agreement	153,600	-
Shares issued for services	168,000	-
Warrants issued as part of promissory note agreement	1,333,128	-
Change in operating assets and liabilities:
Accounts and other receivable	24,120	(18,402)
Prepaid expenses	464,367	(582,649)
Inventory	116,547	(228,834)
Accounts payable and accrued expenses	1,852,865	(740,034)
Due to related parties	187,097	(1,009,368)
Net cash used in operating activities	(3,470,887)	(9,266,036)

Cash flows from financing activities:
Proceeds from financing, net of issuance cost	2,334,000	6,500,743
Proceeds from shares issued for exercise of warrants	265,216	3,000
Proceeds from promissory notes	1,000,000	-
Repayments of promissory notes	(164,250)	(127,798)
Net cash provided by financing activities	3,434,966	6,375,945

Net change in cash	(35,921)	(2,890,091)

Cash at beginning of period	510,865	4,072,339

Cash at end of period	$474,944	$1,182,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$25,555,092	$2,438,379
Warrants and debt discount issued in connection with convertible notes	$19,403,385	$4,341,042
Settlement of debt with convertible notes	$2,264,133	$278,678
Warrants cancelled in debt extinguishment	$8,426,927	$-
Shares issued on conversion of convertible notes	$84,140	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs, which require the Company to rely on investing and financing activities in order to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $141,570,688 at September 30, 2023 (December 31, 2022 - $85,989,433). At September 30, 2023, the Company has negative working capital of $47,354,926 (December 31, 2022 - $966,464) and $474,944 (December 31, 2022 - $510,865) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim results may not be indicative of the results that may be expected for the full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which in the opinion of management are necessary to fairly present the results of operations, financial condition, cash flows and stockholders’ equity (deficit) for the periods indicated. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Deferred Offering Cost

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of September 30, 2023, the Company had deferred offering costs of $Nil (December 31, 2022 - $387,412) reported as a prepaid expense on the accompanying condensed consolidated balance sheets, and expensed an aggregate of $1,203,537 of deferred offering costs - $535,717 of which was related to the extinguishment of 2021 Unit Purchase Agreement (see Note 7) and $667,820 related to a planned uplisting, which was not pursued due to a management’s decision to seek different means to obtain financing.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $Nil, and expected life of 5.96 years. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $406,000 increase and $800,000 decrease in fair value of these liabilities, respectively (September 30, 2022 – $1,999,000 decrease and $899,000 increase, respectively). At September 30, 2023, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $627,000 (December 31, 2022 – $1,427,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $1,262,000 and $466,000 increase in fair value of this liability, respectively (September 30, 2022 – $516,000 decrease and $1,288,000 increase, respectively). At September 30, 2023, the fair market value of royalty payments was $5,868,000 (December 31, 2022 – $5,402,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $10,000 and $22,000 increase in fair value of this liability, respectively (September 30, 2022 – $8,000 and $56,000 decrease, respectively). At September 30, 2023, the fair market value of rare pediatric voucher sales liability was $1,077,000 (December 31, 2022 – $1,055,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $Nil, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and nine months ended September 30, 2023 and 2022. At September 30, 2023, the fair market value of liquidation preference was $1,823,000 (December 31, 2022 – $1,823,000).

The derivative liabilities consist of optional conversion feature and the share redemption feature attached to the convertible notes, issued pursuant to the convertible promissory notes and warrants transactions as described in Note 7.

The detachable warrants attached to the OID Convertible Notes (See Note 7) met the definition of a derivative liability. These warrants were valued using the Black-Scholes pricing method. The following weighted average assumptions were used in the Black-Scholes option pricing model: risk free rate of 4.76%, expected volatility of 253.46%, expected dividend of $Nil, and expected life of 0.56 years. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $14,454,397 increase in fair value of this liability (September 30, 2022 – $Nil). At September 30, 2023, the fair market value of the detachable warrant liability was $25,555,092 (December 31, 2022 – $Nil).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of September 30, 2023, and December 31, 2022, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
September 30, 2023	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$25,555,092
Contingent liabilities	-	-	9,395,000
Total	$-	$-	$34,950,092

	Fair Value Hierarchy
December 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	9,707,000
Total	$-	$-	$14,530,725

The following table provides a rollforward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

	Derivative Liabilities	Contingent Liabilities
Derivative and Contingent Liabilities
Balance at December 31, 2022	$4,823,725	$9,707,000
Change in fair value of contingent liabilities	-	(312,000)
Derivative liabilities extinguished pursuant to Unit Purchase Agreement (Note 7)	(4,823,725)	-
Derivative liabilities issued pursuant to OID Purchase Agreement (Note 7)	11,100,695	-
Change in fair value of derivative liabilities	14,454,397	-
Balance at September 30, 2023	$25,555,092	$9,395,000

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

New Accounting Standards and Updates from the Securities and Exchange Commission

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326)”, and “Leases (Topic 842)” - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. Current Expected Credit Losses estimates of expected credit losses on trade receivables over their life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the standard in its first quarter of 2023. There was no material impact on the results of operations.

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

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add an additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,260 increasing to $15,641 in 2023 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for the total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of September 30, 2023, the remaining lease term was 2.83 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three and nine months ended September 30, 2023 was $81,502 and $274,004, respectively (September 30, 2022 – $103,291 and $324,544, respectively).

The following table summarizes supplemental condensed consolidated balance sheet information related to the operating leases as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$1,198,207	$1,485,023

Operating lease liabilities, current	$431,435	$423,495
Operating lease liabilities, non-current	766,772	1,061,528
Total operating lease liabilities	$1,198,207	$1,485,023

As of September 30, 2023, the maturities of the lease liabilities for the periods ending December 31 are as follows:

2023	$105,874
2024	434,082
2025	444,934
2026	266,034
Total lease payments	1,250,924
Less: Present value discount	(52,717)
Total	$1,198,207

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

At December 31, 2022, management determined that the carrying value of Krillase exceeded its recoverable amount. Impairment of $24,350,000 was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2022. However, for the three and nine months ended September 30, 2023 and 2022, no impairment has been recognized on Krillase intangible assets.

DuraGraft

As part of Somahlution acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology. No impairment has been recognized on DuraGraft intangible assets for the three and nine months ended September 30, 2023 and 2022.

My Health Logic

As part of My Health Logic acquisition completed on December 22, 2021, Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. No impairment has been recognized on My Health Logic intangible assets for the three and nine months ended September 30, 2023 and 2022.

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Krillase intangible assets	$4,250,000	$-	$4,250,000
Patents in process	122,745	-	122,745
DuraGraft patent	5,256,000	(1,280,307)	3,975,693
DuraGraft - Distributor relationship	308,000	(97,533)	210,467
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	12,606,000
My Health Logic - Trade name	450,000	(57,054)	392,946
My Health Logic - Biotechnology	4,600,000	(480,294)	4,119,706
My Health Logic - Software	1,550,000	(183,416)	1,366,584
Total intangibles	$29,142,745	$(2,098,604)	$27,044,141

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$(24,350,000)	$4,250,000
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(977,076)	-	4,278,924
DuraGraft - Distributor relationship	308,000	(74,433)	-	233,567
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	-	12,606,000
My Health Logic - Trade name	450,000	(32,947)	-	417,053
My Health Logic - Biotechnology	4,600,000	(277,353)	-	4,322,647
My Health Logic - Software	1,550,000	(105,916)	-	1,444,084
Total intangibles	$53,492,745	$(1,467,725)	$(24,350,000)	$27,675,020

Goodwill	DuraGraft	My Health Logic	Total
Balance, September 30, 2023 and December 31, 2022	$5,416,000	$1,774,656	$7,190,656

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2021	$52,866,192
Impairment	(24,350,000)
Amortization expense	(841,172)
Balance, December 31, 2022	27,675,020
Amortization expense	(630,879)
Balance, September 30, 2023	$27,044,141

Future amortizations for DuraGraft and My Health Logic intangible assets for the remaining three months of the fiscal 2023 will be $210,293, for the next five years from 2024 through 2028 - $841,172 for each year, and for 2029 and thereafter - $5,649,241. Amortization related to in-process research and development will be determined upon the Company achieving commercialization.

NOTE 6 – NOTES PAYABLE

a) On October 23, 2022, the Company issued a note payable to Hub International for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As of September 30, 2023, the note payable was paid in full (December 31, 2022 - $164,729).

b) On December 28, 2022, the Company issued a promissory note to Hexin for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023 (the “Hexin Promissory Note”). For the three and nine months ended September 30, 2023, the Company accrued $25,914 and $64,133 in interest on the promissory note, respectively (September 30, 2022 - $Nil and $Nil, respectively). Hexin agreed to cancel the Hexin Promissory Note with the outstanding balance of $814,133 (the aggregate amount of principal plus accrued and unpaid interest as of May 30, 2023) in exchange for the issuance of 9,578,040 OID Units (see Note 7), which the Company issued to Hexin on May 30, 2023.

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

d) As part of the My Health Logic Inc. acquisition, completed in November 2021, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 7). For the three and nine months ended September 30, 2023, the Company accrued $5,344 and $23,710 in interest on the notes payable, respectively (September 30, 2022 - $4,538 and $15,124, respectively), and recorded an unrealized gain of $5,832 and $894 for the three and nine months ended September 30, 2023, respectively (September 30, 2022 - $Nil and $Nil, respectively). As of September 30, 2023, balance of the remaining note payable was $240,916 (December 31, 2022 - $218,100).

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

As a result of this substantial modification, a total of 8,269,237 Units outstanding were replaced with an aggregate of 190,584,260 pro rata Units, and a loss on debt extinguishment of $684,682 was recorded in condensed consolidated statements of operations for the nine months ended September 30, 2023 (September 30, 2022 - $Nil).

Additionally, during the nine months ended September 30, 2023, the Company issued to Univest Securities, LLC (“Univest”) and Mr. Bradley Richmond, Convertible Notes (the “Replacement Placement Agent Notes”) with a principal of $137,984 and $206,975, respectively, maturing on July 25, 2025, convertible into up to 1,683,131 and 2,524,697 shares of common stock if held to maturity, respectively, to replace Convertible Notes that were issued and cancelled, pursuant to October 2022 Letter Agreement, in previous years.

The Company determined that the optional conversion feature attached to the Convertible Notes did not meet the definition of derivative liabilities and that the detachable warrants issued did not meet the definition of a liability and therefore was accounted for as an equity instrument. The fair value of $19,403,385 of the warrants issued has been recorded as a component of equity and a debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

During the three and nine months ended September 30, 2023, the Company recognized interest and accretion expense of $6,418,297 and $13,705,189, respectively, on the Original and New Securities in aggregate (September 30, 2022 - $805,849 and $1,622,730, respectively) in the condensed consolidated statements of operations.

Each of the Convertible Notes provides that any default on indebtedness of more than $100,000, other than indebtedness under the respective Convertible Notes, will also result in default under the Convertible Notes. Due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by its maturity date of May 7, 2023 (see Note 6), the Company also defaulted under the Convertible Notes on the same date. The Convertible Notes provide that due to this default, the Company became obligated to pay 135% of the outstanding principal amount under each of the Convertible Notes on the date on which the default occurred (the “Mandatory Default Amount”). The Mandatory Default Amount may be declared due by each holder immediately. The aggregate Mandatory Default Amount that may be due under the Convertible Notes was $28,461,827 on the date of the default, or $7,378,992 more than would otherwise have been due under the Convertible Notes on the date of the default. Therefore, as a result of the event of the default, the Company accreted $7,378,992 to the value of the Convertible Notes and included this amount in interest and accretion expenses on the condensed consolidated statement of operations. The holders of the Convertible Notes have not exercised any remedies applicable to the Convertible Notes as of the date of this report. In the event that the balance owed under the Convertible Notes, including the respective Mandatory Default Amount, is not repaid upon demand, the holders of the Convertible Notes may seek to take possession of some or all of the Company’s and its subsidiaries’ assets, force the Company and its subsidiaries into bankruptcy proceedings, or seek other legal remedies against the Company and its subsidiaries . In such an event, the Company’s business, operating results and financial condition may be materially adversely affected.

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of September 30, 2023, and December 31, 2022:

Convertible Notes, Net of Debt Discount
Balance, December 31, 2021	$26,065
Principal of Convertible Notes issued - Original securities	7,315,138
Issuance costs	(535,717)
Debt discount	(6,479,421)
Debt accretion	2,763,749
Debt extinguishment	(338,181)
Balance, December 31, 2022	2,751,633
Debt accretion on Original securities	1,835,741
Debt extinguishment	(4,587,374)
Principal of Convertible Notes issued - New securities	19,403,385
Debt discount	(19,403,385)
Debt accretion on New Securities	11,869,448
Debt accretion associated with Mandatory Default Amount	7,378,991
Conversion of debt	(85,486)
Balance, September 30, 2023	$19,162,953

	September 30, 2023	December 31, 2022
Convertible notes - total principal	$19,169,689	$14,432,996
Mandatory Default Amount	7,378,991	-
Unamortized issuance costs and discount	(7,385,727)	(11,681,363)
Convertible Notes, Net of Debt Discount	$19,162,953	$2,751,633

	September 30, 2023	December 31, 2022
Current portion	$19,124,357	$-
Non-current portion	38,596	2,751,633
Convertible Notes, Net of Debt Discount	$19,162,953	$2,751,633

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

On July 10, 2023, Marizyme conducted the third closing (the “Third OID Units Closing”) of the private placement. In connection with the Third OID Units Closing Hexin paid a subscription amount of $1,000,000, and the Company issued 11,764,710 OID Units consisting of (i) an OID Convertible Note in the principal amount of $1,176,471, convertible into 11,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (ii) a Class E Warrant for the purchase of 14,705,887 shares of common stock at $0.10 per share, and (iii) a Class F Warrant for the purchase of 14,705,880 shares of common stock at $0.20 per share.

On August 30, 2023, the Company conducted the fourth closing (the “Fourth OID Units Closing”) of the private placement of up to $10,000,000 for an aggregate of up to 100,000,000 units, under a unit purchase agreement between the Company and each of 13 investors (the “August 2023 OID Units Purchase Agreement”). In connection with the Fourth OID Units Closing, 12 of the investors paid an aggregate subscription amount of $825,000, and the Company issued to these investors 9,705,960 OID Units consisting of (i) OID Convertible Notes in the aggregate principal amount of $970,596, convertible into 9,705,960 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (ii) Class E Warrants for the purchase of 12,132,448 shares of common stock at $0.10 per share, and (iii) Class F Warrants for the purchase of 12,132,448 shares of common stock at $0.20 per share.

Also in connection with the Fourth OID Units Closing, under a Cancellation and Exchange Agreement, dated as of August 30, 2023, between the Company and Frank Maresca (the “August 2023 Maresca Cancellation Agreement”), Mr. Maresca agreed to cancel $200,000 of aggregate short-term indebtedness to Mr. Maresca, which arose in the ordinary course of business for certain consulting services provided by Mr. Maresca to the Company, in exchange for: (i) the issuance of 2,352,950 OID Units consisting of (a) an OID Convertible Note in the principal amount of $235,295 for a subscription equal to $200,000, convertible into 2,352,950 shares of common stock plus additional shares based on accrued interest at $0.10 per share (the “August 2023 Maresca OID Convertible Note”), (b) a Class E Warrant for the purchase of 2,941,187 shares of common stock at $0.10 per share, and (c) a Class F Warrant for the purchase of 2,941,187 shares of common stock at $0.20 per share. The August 2023 Maresca Cancellation Agreement contains a release of claims against the Company relating to the cancelled indebtedness.

The Company determined that the optional conversion feature attached to the OID Convertible Notes did not meet the definition of derivative liability and that the detachable warrants issued met the definition of a liability and therefore was accounted for as a derivative liability instrument. The warrants were fair valued at $11,100,695 and recorded as derivative liabilities on the condensed consolidated balance sheets at September 30, 2023. As a result of the warrant liability exceeding the value of the debt principal, the Company recorded a $6,352,562 loss on issuance of debt that was recorded in condensed consolidated statements of operations for the nine months ended September 30, 2023 (June 30, 2022 - $Nil). These warrants were valued using the Black-Scholes pricing method. The changes in the assumptions used to value the warrants as of September 30, 2023, resulted in a $14,454,397 increase in fair value of this liability. At September 30, 2023, the fair market value of detachable warrant liability was $25,555,092 (December 31, 2022 – $Nil).

During the three and nine months ended September 30, 2023, the Company recognized interest and accretion expense of $843,699 and $993,785, respectively (September 30, 2022 - $Nil and $Nil, respectively), in the condensed consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the OID Convertible Notes, net of debt discount outstanding, as of September 30, 2023, and December 31, 2022:

OID Convertible Notes, Net of Debt Discount
Balance, December 31, 2022	$-
Issuance of convertible notes	6,163,697
Issuance cost	(1,415,564)
Debt discounts	(4,748,133)
Debt accretion	993,785
Balance, September 30, 2023	$993,785

	September 30, 2023	December 31, 2022
OID Convertible Notes - total principal	$6,163,697	$-
Unamortized issuance costs and discount	(5,169,912)	-
OID Convertible Notes, Net of Debt Discount	$993,785	$-

	September 30, 2023	December 31, 2022
Current portion	$993,785	$-
Non-current portion	-	-
OID Convertible Notes, Net of Debt Discount	$993,785	$-

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

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

a)	Preferred stock

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of September 30, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 2,000,000,000 shares of common stock with a par value of $0.001.

As of September 30, 2023, there were 46,666,760 (December 31, 2022 - 40,528,191) shares of common stock issued and outstanding.

During the nine months ended September 30, 2023, the Company completed the following issuances:

●	The Company issued 240,000 shares of common stock to Nicholas DeVito as part of the Confidential Settlement Agreement, dated November 18, 2022 (see Note 10).

●	The Company issued 2,652,159 shares of common stock on exercise of warrants granted as part of the Somahlution acquisition, completed on July 30, 2020.

●	The Company issued 600,000 shares to Mr. Frank Maresca in order to reimburse Mr. Maresca for the shares of Common Stock that were previously cancelled.

●	The Company issued 1,346,410 shares on conversion of the debt (see Note 7).

●	The Company issued 300,000 shares to Mr. Richmond in order to reimburse Mr. Richmond for the shares of Common Stock that were cancelled in previous years.

●	The Company settled trade payables of $100,000 through issuance of 1,000,000 shares. The common shares were valued at $180,000, resulting in a loss of $80,000 on settlement of debt.

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of September 30, 2023, there remains 2,924,057 options available for issuance (December 31, 2022 – 2,924,057).

During the three and nine months ended September 30, 2023, the Company granted Nil (December 31, 2022 – 400,000) share purchase options to directors of the Company.

The summary of option activity for the nine months ended September 30, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2021	3,650,943	$1.24	8.34
Granted	400,000	2.20
Expired	(62,502)	1.25
Forfeited	(62,498)	1.25
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Granted/forfeited	-	-	-	-
Outstanding at September 30, 2023	3,925,943	1.33	5.31
Exercisable at September 30, 2023	3,582,886	$1.28	5.02	$-

As of September 30, 2023, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	2.75	$-
1.25	540,000	536,943	7.41	-
1.37	200,000	200,000	6.88	-
1.75	800,000	600,000	8.16	-
2.20	400,000	260,000	8.69	-
$1.33	3,925,943	3,582,886	5.31	-

d)	Restricted share units

During the year ended December 31, 2021, the Company granted restricted share awards for an aggregate of 350,000 shares of common stock to directors, senior officers and consultants of the Company, with underlying performance conditions. As of September 30, 2023, only two out of four performance conditions have been achieved. Compensation cost of $Nil for the restricted share awards was recognized in stock-based compensation for the three and nine months ended September 30, 2023 (September 30, 2022 - $Nil and $295,750, respectively).

e)	Warrants

As of September 30, 2023 and December 31, 2022, there were 575,466,865 and 20,048,487 warrants outstanding, respectively.

	Number	Weighted Average Price
Balance, December 31, 2021	12,144,834	$2.90
Issued pursuant to Unit Purchase Agreement	8,360,147	2.25
Issued	878,398	1.16
Exercised	(300,000)	0.01
Expired	(113,637)	3.00
Cancelled pursuant to FINRA	(578,398)	1.75
Cancelled as part of debt extinguishment	(342,857)	2.25
Balance, December 31, 2022	20,048,487	$2.64
Warrants modified pursuant to debt extinguishment (Note 7)	355,577,447	0.10
Issued pursuant to debt agreements (Note 7)	162,962,773	0.15
Issued pursuant to Hexin Promissory Note (Note 6)	39,530,317	0.13
Exercised	(2,652,159)	0.10
Balance, September 30, 2023	575,466,865	$0.12

●	On April 13, 2023, the Company delivered offer letter agreements (the “Somahlution Warrant Offer Letter Agreements”) to the Former Somahlution Owners, which offered to allow the Former Somahlution Owners to exercise the Somahlution Warrants to purchase the number of restricted shares of common stock issuable under the Somahlution Warrants at an exercise price reduced by the Company from $5.00 per share to $0.10 per share, on or prior to April 21, 2023, for maximum total cash proceeds of $299,996. As of the conclusion of this offer period, four of the Former Somahlution Owners had entered into Somahlution Warrant Offer Letter Agreements and had exercised their Somahlution Warrants to purchase a total of 2,652,159 shares of common stock for gross proceeds of approximately $265,216 (the “Somahlution Warrants Exercise”).

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

●	Concurrently with the issuance of Replacement Placement Agent Notes (see Note 7), the Company issued to Univest and Mr. Richmond Class C Warrants (the “Replacement Placement Agent Class C Warrants”), such that up to 3,548,148 and 5,322,223 shares of common stock, respectively, are issuable upon exercise thereof. Additionally, to compensate Univest and Mr. Richmond for the cancelled in previous years securities, the Company issued to Univest and Mr. Richmond Placement Agent Warrants (the “Replacement Placement Agent Warrants”), such that up to 4,048,782 and 6,073,182 shares of common stock are issuable upon exercise thereof, respectively. The Replacement Placement Agent Warrants were fair valued at $259,619 and $389,429, respectively, and recorded in other general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

●	From May 2023 and through to September 2023, the Company issued OID Convertible Notes for aggregate principal of $6,163,697 and convertible into up to 61,636,970 shares of common stock not including shares convertible from interest under the Convertible Notes, Class E Warrants exercisable for the purchase of 77,046,194 shares of common stock at $0.10 per share, and Class F Warrants for the purchase of 77,046,194 shares of common stock at $0.20 per share. The OID Convertible Notes, Class E Warrants and Class F Warrants will not be convertible or exercisable until the Capital Event Amendment becomes effective. As described in Note 7, Class E and Class F warrants were accounted for as a liability, were fair valued at an aggregate amount of $25,555,092 and were recorded as a short-term derivative liability on the condensed consolidated balance sheets at September 30, 2023.

●	Pursuant to the Hexin Promissory Note (see Note 6), on May 22, 2023, the Company issued Hexin a Class E Warrant that may be exercised to purchase 7,500,000 shares of common stock for $0.10 per share, and a Class F Warrant that may be exercised to purchase 3,750,000 shares of common stock for $0.20 per share (collectively, the “Hexin Warrants”). The Hexin Warrants will be exercisable in accordance with the exercise terms and conditions of the other Class E and Class F Warrants described above (see Note 7). The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $1,333,127 and were recorded in other general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

●	The Company agreed to issue Placement Agent Warrants (the “OID Units Placement Agent Warrants”) to Univest and/or its designee(s) at each closing of the OID Units Private Placement. The required OID Units Placement Agent Warrants will consist of Placement Agent Warrants for the purchase of 8% of the aggregate number of shares of common stock initially issuable upon conversion of the OID Convertible Notes, 8% of the aggregate number of shares of common stock initially issuable upon exercise of the Class E Warrants at $0.10 per share, and 8% of the aggregate number of shares of common stock initially issuable upon exercise of the Class F Warrants at $0.20 per share, subject to adjustment. Univest notified the Company that the Company would be permitted to defer the issuance of the OID Units Placement Agent Warrants until the final closing of the OID Units Private Placement. Under the terms of the OID Units Placement Agent Warrants, such warrants will be exercisable from the date of issuance until August 16, 2028. In the nine months ended September 30, 2023, the Company issued 11,694,656 Class E and 6,463,697 Class F warrants, which were fair valued at $1,316,003 and $624,670, respectively, and recorded in other general and administrative expenses in the Statement of Operations for the three and nine months ended September 30, 2023.

f)	Stock-based compensation

During the three and nine months ended September 30, 2023, the Company recorded $86,132 and $457,860 in non-cash share-based compensation, respectively (September 30, 2022 - $271,517 and $1,664,191, respectively).

NOTE 9 – RELATED PARTY TRANSACTIONS

As at September 30, 2023, the Company owed an aggregate of $187,097 (December 31, 2022 - $Nil) to related parties of the Company.

For the three and nine months ended September 30, 2023, the Company incurred and settled $72,000 and $216,000, respectively (September 30, 2022 -$43,000 and $129,600, respectively), in professional service rendered by related parties of the Company and incurred and settled $216,000 of various expenses incurred by these parties in relation to their services rendered to the Company. The services were provided by entities which are controlled by management and are pursuant to various consulting agreements.

During the three and nine months ended September 30, 2023, the Company also incurred $332,750 and $998,250 in compensation to Directors and Executive Officers for their services rendered, respectively (September 30, 2022 – $328,083 and $815,583, respectively), and settled $65,750 and $947,250 in compensation, respectively.

Additionally, as part of the Somahlution acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The former primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. During the three and nine months ended September 30, 2023, the Company accrued $10,854 and $58,102 in royalties payable incurred on sales of the DuraGraft product outside of the U.S., respectively. This amount was offset against the prepaid royalty receivable.

During the nine months ended September 30, 2023, the Company and shareholders of Somahlution agreed to reduce the prepaid royalty balance by 50% or by $151,000. As at September 30, 2023, the Company had $129,989 in prepaid royalties (December 31, 2022 - $339,091) which had been classified as non-current in the condensed consolidated balance sheets.

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

Contingencies

a.	On July 13, 2019, the Company signed a consulting agreement, whereby the individual will receive:

●	$30,000 per month through July 13, 2022.
●	Option to purchase 250,000 shares of common stock at a strike price of $1.50, which vest monthly through July 13, 2021. The vesting of these options was accelerated by the Board on September 2, 2020.
●	Royalties based on sales of Krillase assets, equal to 10% of net sales of the product. During the nine months ended September 30, 2023, no revenues were derived from sales of Krillase product.

b.	As part of the DuraGraft Acquisition, completed on July 31, 2020, the Company entered into the Agreement with Somahlution stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. During the three and nine months ended September 30, 2023, the Company had not earned any revenues from Krillase, however the Company did incur sales of the DuraGraft products outside of the U.S., on which $10,854 and $58,102 in royalties have been accrued and offset against the prepaid royalties receivable, respectively (see Note 9).

Upon receiving FDA clearance for the DuraGraft product and insurance reimbursement approval on the products pursuant to section 2(b) of the Asset Purchase Agreement dated December 15, 2019, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As of September 30, 2023, minimum lease payments in relation to lease commitments are payable as described in Note 4.

NOTE 11 - SUBSEQUENT EVENT

In October 2023, the Company was granted a De Novo – U.S. Food and Drug Administration for its first-in-class product, DuraGraft. With the granting of this de novo, DuraGraft is the first and only medical product that is FDA cleared for use as an intra-operative vascular conduit storage and flushing solution during Coronary Artery Bypass Grafting or CABG surgeries and is also the only approved product available for this indication in Europe and other countries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three and nine months ended September 30, 2023 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

We use various trademarks, trade names and service marks in our business. For convenience or readability, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

OVERVIEW

Marizyme is a medical technology company seeking to change the landscape of cardiac care by delivering innovative solutions for coronary artery bypass, or CABG, surgery.

We are focused on commercializing or developing three medical technologies and related products – DuraGraft®, MATLOC® and MAR-FG-001. DuraGraft is a first-in- class De Novo granted and CE marked intra-operative vascular graft storage and flushing solution used during CABG surgeries. MATLOC is a point-of-care, lab-on-chip digital screening and diagnostic device platform, initially being developed for quantitative chronic kidney disease, or CKD, assessment. MAR-FG-001 is a technology in development for use in fat grafting procedures formulated as a tumescent solution base for protecting adipose tissue during adipose tissue harvesting and storage. DuraGraft, MATLOC and MAR-FG-001 are expected to serve an unmet significant market need in several areas, including, cardiac surgery, CKD assessment, and fat grafting.

Since October 2023, DuraGraft has been authorized for marketing by the U.S. Food and Drug Administration, or FDA, for use as an intra-operative vascular conduit storage and flushing solution used during CABG surgeries in the United States, subject to applicable risks, mitigation requirements, and control provisions. Since August 2014, DuraGraft has also had the CE marking required to be sold in the EEA, and DuraGraft has therefore been assessed as meeting the EEA safety, health, and environmental protection requirements.

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

We intend to commercialize DuraGraft in the U.S. primarily through hospital integrated networks using our own direct sales force. We anticipate that once we commence marketing and sales operations for DuraGraft in the U.S., we will be able to generate sustainable revenue growth, accelerate the development of a functional MATLOC device prototype, and expedite the development of MAR-FG-001 into medical products.

Key elements of our strategy include:

●	Commercialize DuraGraft. We intend to commercialize DuraGraft in the United States for use as an intra-operative vascular conduit storage and flushing solution used during CABG surgeries primarily by employing a small direct sales force focusing on marketing and sales to hospital integrated networks. We have also begun the process of developing the U.S. CABG market for DuraGraft with select clinical studies, the development of KOLs, the promotion of existing publications, and digital marketing. We also intend to seek to develop and commercialize additional applications for the technology underlying DuraGraft. We will continue the distribution of DuraGraft in Europe and other countries that accept the CE marking and intend to expand this distribution over time.

●	Develop MATLOC technology and related products. We intend to continue the development of MATLOC toward a functional device prototype.

●	Develop MAR-FG-001 fat grafting technology and related products. We intend to continue the development of MAR-FG-001 to validate its protective abilities and its improvements to the retention of fat volume.

●	Acquire more life science assets. We intend to continue to expand our product portfolio through the identification and acquisition of additional life science assets.

Our net loss was approximately $32.5 million and $55.6 million for the three and nine months ended September 30, 2023, respectively (September 30, 2022 - $1.6 million and $14.6 million, respectively). During the nine months ended September 30, 2023 and 2022, we used approximately $3.5 million and $9.3 million in operating activities, respectively, and financing activities provided approximately $3.4 million and $6.4 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The Company’s inventory production of DuraGraft returned to its pre-pandemic level at the end of the second quarter of 2022. There can be no assurance that future supply chain disruptions and other effects of COVID-19 outbreaks will not adversely impact our revenues.

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

FINANCIAL OPERATIONS REVIEW

Components of Results of Operations

Revenue

Revenue represents gross product sales less service fees and product returns. For our distribution partner channel, we recognize revenue for product sales at the time of delivery of the product to our distribution partner. As our products have an expiration date, if a product expires, we will replace the product at no charge. Currently, all of our revenue is generated from the sale of DuraGraft in European and Asian markets where the product had the required regulatory approvals during the three and months ended September 30, 2023 and 2022..

Cost of Goods Sold

Cost of goods sold include primarily product costs, which include all costs directly related to the purchase of raw materials, charges from our contract manufacturing organizations, and manufacturing overhead costs, as well as shipping and distribution charges. Cost of goods sold also includes losses from excess, slow-moving or obsolete inventory and inventory purchase commitments, if any.

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid to a certain related party relate to certain consulting services. Increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with SEC requirements and with securities exchange rules in future periods are likely to occur, including likely increases in costs of compliance with SEC regulations of public companies in general any costs incurred from corporate actions and filings that may be required in order for the Company’s listing application with The Nasdaq Stock Market LLC (“Nasdaq”) to list the Company’s common stock on the Nasdaq Capital Market tier of Nasdaq to be approved, and, should such listing application be approved, costs of compliance with Nasdaq’s continuing listing requirements.

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

Other Income (Expenses)

Other income and expenses consist of mark-to-market adjustments on contingent liabilities assumed on the acquisition of all of the assets of Somahlution, Inc., Somahlution, LLC, and Somaceutica LLC (collectively, “Somahlution”), including our DuraGraft-related assets (the “Somahlution Assets”) and interest and accretion expenses related to our Convertible Notes.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change

Revenue	$181,535	$76,012	$105,523
Cost of goods sold	50,989	15,503	35,486
Gross profit	130,546	60,509	70,037
Operating expenses:
Direct costs of revenue
Professional fees	921,552	303,574	617,978
Salary expenses	329,564	330,221	(657)
Research and development	492,235	708,220	(215,985)
Stock-based compensation	86,132	271,517	(185,385)
Depreciation and amortization	210,293	210,361	(68)
Royalty expense	13,014	-	13,014
Other general and administrative expenses	2,934,966	469,656	2,465,310
Total operating expenses	4,987,756	2,293,549	2,694,207
Total operating loss	$(4,857,210)	$(2,233,040)	$(2,624,170)
Other income (expenses):
Interest and accretion expense	(7,405,668)	(810,598)	(6,595,070)
Change in fair value of contingent liabilities	(1,678,000)	1,491,000	(3,169,000)
Change in fair value of derivative liabilities	(14,454,397)	-	(14,454,397)
Loss on debt extinguishment	(80,001)	-	(80,001)
Loss on issuance of debt	(3,974,993)	-	(3,974,993)
Net loss	$(32,450,269)	$(1,552,638)	$(30,897,631)

Revenue

We recognized revenue of approximately $0.18 million for the three months ended September 30, 2023 compared to $0.08 million for the three months ended September 30, 2022. In 2022, the Company experienced a lack of significant revenue due to the impact of the COVID-19 pandemic on its supply chain and the production of DuraGraft inventory. However, with the Company’s inventory production returning to pre-pandemic levels by the end of the second quarter of 2022 and subsequent sales resumption, there was a notable increase in revenue period over period.

Cost of Goods Sold

Cost of goods sold increased by approximately $0.03 million or 228.9% to approximately $0.05 million for the three months ended September 30, 2023 compared to approximately $0.02 million for the three months ended September 30, 2022. The increase was due to increased sales period over period.

Professional Fees

Professional fees increased by approximately $0.6 million or 203.6% to approximately $0.9 million for the three months ended September 30, 2023 compared to approximately $0.3 million for the three months ended September 30, 2022. The increase was due to legal and placement agent fees related to the Company’s Units Private Placement (as defined in “—Liquidity and Capital Resources – Funding Requirements and Other Liquidity Matters – Issuance of Replacement Securities”), the OID Units Private Placement (as defined in “—Liquidity and Capital Resources – Funding Requirements and Other Liquidity Matters – Third Closing of OID Units Private Placement”), and consulting services expenses for DuraGraft FDA regulatory support during the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022.

Salary Expenses

Salary expenses for the three months ending September 30, 2023, amounted to approximately $0.33 million, reflecting minimal change from the corresponding period in 2022, which also stood at $0.33 million. Salary expenses experienced a slight reduction during the quarter ending September 30, 2023, in comparison to the same quarter in 2022. This decrease is attributed to the strategic effort to streamline the Company’s operations while maintaining employee salaries.

Research and Development

Research and development expenses for the three months ended September 30, 2023 were approximately $0.5 million, an approximately $0.2 million or 30.5% decrease from approximately $0.7 million for the three months ended September 30, 2022. This reduction in research and development expenses is primarily attributed to the Company’s suspension of a European study on DuraGraft as well the Company’s decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the quarter ending September 30, 2023.

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

Stock-Based Compensation

Stock-based compensation decreased by approximately $0.2 million or 68.3% to approximately $0.09 million for the three months ended September 30, 2023 from approximately $0.27 million for the three months ended September 30, 2022. A significant portion of options completed their vesting period during the nine months ended September 30, 2022 and no options were granted during the nine months ended September 30, 2023, which caused the decrease in stock-based compensation during the three months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization remained relatively constant at approximately $0.2 million for each of the three months ended September 30, 2023 and 2022. The Company did not acquire any new tangible or intangible capital assets during either of these periods.

Royalty Expense

For the three months ended September 30, 2023, the Company recorded an aggregate of approximately $0.01 million in royalty expense, most of which was accrued on sales of DuraGraft sales outside of the U.S. No royalties were accrued for the three months ended September 30, 2022 as minimal sales of DuraGraft occurred during the period.

Other General and Administrative Expenses

Other general and administrative expenses increased approximately $2.5 million or 524.9% to approximately $2.9 million for the three months ended September 30, 2023 compared to $0.5 million for the three months ended September 30, 2022. The increase was due to the valuation of Replacement Placement Agent Warrants (as defined in “—Funding Requirements and Other Liquidity Matters – Issuance of Replacement Securities”) and OID Units Placement Agent Warrants (as defined in “—Funding Requirements and Other Liquidity Matters – Issuance of OID Units Placement Agent Warrants”) issued in the three months ended September 30, 2023.

Other Income (Expenses)

For the three months ended September 30, 2023, the Company incurred approximately $7.4   million of interest and accretion costs compared to approximately $0.8 million for the three months ended September 30, 2022, an increase of 813.6%. The interest and accretion costs were associated with certain securities issued at discount relating to the Units Private Placement and the OID Units Private Placement, compared to $0.8 million of interest and accretion costs recorded in the third quarter of 2022 on the Company’s 10% Secured Convertible Promissory Notes (the “Convertible Notes”).

Additionally, the Company recognized $1.7 million of fair value loss from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somahlution Assets due to the change of the fair value of the contingent consideration compared to $1.5 million of fair value gain, a decrease of $3.2 million from mark-to-market adjustment on the contingent liabilities in the comparative quarter ended September 30, 2022.

The Company recognized a $14.5 million increase in fair value of the detachable warrants issued in the OID Units Private Placement transactions during the nine months ended September 30, 2023. No such warrants were issued in 2022.

The Company recorded a loss of $4.0 million on issuance of 15% OID Convertible Notes due to the fair value of Class E and F Warrants (as defined in “—Liquidity and Capital Resources – Funding Requirements and Other Liquidity Matters – OID Units Private Placement – First Closing of OID Units Private Placement”) exceeding the value of the debt principal.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change

Revenue	$495,248	$137,821	$357,427
Cost of goods sold	139,875	26,528	113,347
Gross profit	355,373	111,293	244,080
Operating expenses:
Direct costs of revenue
Professional fees	1,818,202	1,721,479	96,723
Salary expenses	931,536	2,147,967	(1,216,431)
Research and development	1,789,625	3,297,986	(1,508,361)
Stock-based compensation	457,860	1,664,191	(1,206,331)
Depreciation and amortization	630,924	631,083	(159)
Royalty expense	211,262	-	211,262
Other general and administrative expenses	6,310,039	1,478,726	4,831,313
Total operating expenses	12,149,448	10,941,432	1,208,016
Total operating loss	$(11,794,075)	$(10,830,139)	$(963,936)
Other income (expenses):
Interest and accretion expense	(22,527,538)	(1,640,368)	(20,887,170)
Change in fair value of contingent liabilities	312,000	(2,131,000)	2,443,000
Change in fair value of derivative liabilities	(14,454,397)	-	(14,454,397)
Loss on debt extinguishment	(764,683)	-	(764,683)
Loss on issuance of debt	(6,352,562)	-	(6,352,562)
Net loss	$(55,581,255)	$(14,601,507)	$(40,979,748)

Revenue

We recognized revenue of approximately $0.50 million for the nine months ended September 30, 2023 compared to approximately $0.14 million for the nine months ended September 30, 2022. During the nine months ending September 30, 2022, the Company experienced a lack of significant revenue due to the impact of the COVID-19 pandemic on its supply chain and the production of DuraGraft inventory. However, with the Company’s inventory production returning to pre-pandemic levels by the end of the second quarter of 2022 and subsequent sales resumption, there was a notable increase in revenue period over period.

Cost of Goods Sold

Cost of goods sold increased by approximately $0.11 million or 427.3% to approximately $0.14 million in the nine months ended September 30, 2023 compared to approximately $0.03 million in the nine months ended September 30, 2022. The increase was due to increased sales period over period.

Professional Fees

Professional fees increased by approximately $0.10 million or 5.6% to approximately $1.8 million for the nine months ended September 30, 2023 compared to approximately $1.7 million for the nine months ended September 30, 2022. Period over period, the Company saw a reduction in legal and placement agent fees, however this decrease was offset by increased spending on consulting services for DuraGraft FDA regulatory and clinical support.

Salary Expenses

Salary expenses for the nine months ended September 30, 2023 were approximately $0.9 million, an approximately $1.2 million or 56.6% decrease from approximately $2.1 million for the nine months ended September 30, 2022. The decrease was attributable to reductions in employee salaries as part of efforts to streamline the Company’s operations.

Research and Development

Research and development expenses for the nine months ended September 30, 2023 were approximately $1.8 million, an approximately $1.5 million or 45.7% decrease from approximately $3.3 million for the nine months ended September 30, 2022. This reduction in research and development expenses is primarily attributed to the Company’s suspension of a European study on DuraGraft as well the Company’s decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the quarter ending September 30, 2023.

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

Stock-Based Compensation

Stock-based compensation decreased by approximately $1.2 million to approximately $0.5 million for the nine months ended September 30, 2023 from approximately $1.7 million for the nine months ended September 30, 2022, which represents a 72.5% decrease period over period. A significant portion of options completed their vesting period during the nine months ended September 30, 2022 and no options were granted during the nine months ended September 30, 2023, which caused the decrease in stock-based compensation period over period.

Depreciation and Amortization

Depreciation and amortization remained relatively constant at approximately $0.6 million for each of the nine months ended September 30, 2023 and 2022. The Company did not acquire any new tangible or intangible capital assets during either of these periods.

Royalty Expense

For the nine months ended September 30, 2023, the Company recorded an aggregate of approximately $0.2 million in royalty expense - $0.05 million in royalties payable was incurred on sales of DuraGraft outside of the U.S.; the remaining $0.15 million in royalty expense was recorded as a 50% reduction of the prepaid royalty balance owed to the former beneficial owners of Somahlution. No royalties were accrued for the nine months ended September 30, 2022 as minimal sales of DuraGraft occurred during the nine months ended September 30, 2022.

Other General and Administrative Expenses

Other general and administrative expenses increased by approximately $4.8 million, or 326.7%, to approximately $6.3 million for the nine months ended September 30, 2023 compared to approximately $1.5 million for the nine months ended September 30, 2022. Approximately $0.5 million of the increase can be attributed to the deferred offering costs expensed as a result of adjustments to the Convertible Notes and $0.7 million of the deferred offering costs that were expensed due to the Company’s withdrawal of its registration statement for a public offering in April 2023. Additionally, $1.3 million of other general and administrative expenses can be attributed to the valuation of Class E and F Warrants issued on May 22, 2023 in connection with the First OID Units Closing pursuant to the terms of the Hexin Promissory Note. In addition, approximately $2.6 million of the increase can be attributed to the valuation of Replacement Placement Agent Warrants and OID Units Placement Agent Warrants issued in the nine months ended September 30, 2023

Other Income (Expenses)

For the nine months ended September 30, 2023, the Company incurred approximately $22.5  million of interest and accretion costs associated with certain securities issued at discount relating to the Units Private Placement and the OID Units Private Placement, compared to $1.6 million of interest and accretion costs recorded for the nine months ended September 30, 2022 on the Convertible Notes. Additionally, due to the non-repayment of the initial principal amount of $1.0 million under an unsecured promissory note to Walleye Opportunities Master Fund Ltd. (“Walleye”) for $1,000,000 with a maturity date of May 7, 2023 (the “Walleye Promissory Note”) by its maturity date of May 7, 2023, the Company also defaulted under the Convertible Notes on the same date, resulting in a default amount of $7.4 million accreted to the principal of the Convertible Notes. This represents an approximately $20.9 million or 1,273.3% increase over the nine months ended September 30, 2022.

Additionally, the Company recognized $0.3 million of fair value gain from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somahlution Assets due to the change of the fair value of the contingent consideration compared to $2.1 million of fair value loss, an increase of $2.4 million from mark-to-market adjustment on the contingent liability for the nine months ended September 30, 2022.

The Company recognized a $14.5 million increase in fair value of the detachable warrants issued in the OID Convertible Notes transactions during the nine months ended September 30, 2023. No such warrants were issued in the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, due to the substantial reduction of the conversion price of the Convertible Notes in April 2023, the Company recorded a loss of approximately $0.76 million on the extinguishment of the Convertible Notes. The Company also recorded a loss of $6.3 million on issuance of OID Convertible Notes due to the fair value of Class E and F Warrants exceeding the value of the debt principal.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2023, we had available cash of approximately $0.5 million and accumulated deficit of approximately $136.2 million. We have funded our operations primarily from capital raises.

Recent Developments

FDA De Novo Grant Issued for DuraGraft

On October 4, 2023, DuraGraft was classified as a Class II device and authorized for marketing by the FDA for use and marketing as an intra-operative vascular conduit storage and flushing solution used during CABG surgeries, subject to applicable risks, mitigation requirements, and control provisions. The FDA granted this classification and authorization in response to our application under the De Novo request process of the Food, Drug, and Cosmetic Act (“FD&C Act”). As a Class II device, DuraGraft is subject to special controls to provide reasonable assurance of the safety and effectiveness of the device type. The FDA identified the following risks and mitigation measures: risk of adverse tissue reaction requiring mitigation through biocompatibility evaluation; risk of damage to vascular grafts leading to major adverse cardiac events or vascular injury requiring mitigation through clinical performance data, non-clinical performance testing, shelf life testing, and labeling; risk of particulate matter contamination leading to vascular occlusion, coronary artery embolization and occlusion, phlebitis, infarction, and death requiring mitigation through clinical performance data, non-clinical performance testing, shelf life testing, and labeling; and risk of infection requiring mitigation through sterilization validation.

In addition to the general controls of the FD&C Act, use of DuraGraft is subject to the following special controls: (1) Clinical data must evaluate adverse events associated with clinical use of the device. Devices indicated for vascular grafts for coronary artery bypass graft surgeries must include an evaluation of the incidence of major adverse cardiac events, vein graft occlusion, and mortality. (2) Non-clinical performance testing must demonstrate that the device performs as intended under anticipated conditions of use. The following performance characteristics must be tested: (i) Maintenance of cell viability and structural integrity of vascular conduits during storage at the labeled temperature and storage duration; and (ii) Evaluation of visible and non-visible particulates in the final mixed solution. (3) Shelf life testing must demonstrate the stability of the device’s chemical components over the identified shelf life. (4) The device must be demonstrated to be biocompatible. (5) Performance data must demonstrate the sterility of the device. (6) Labeling must include: (i) The maximum storage duration for vascular autografts in the solution; (ii) A description of all additives or supplements that are added at the point of care; (iii) The need for visual inspection of the solution for particulate matter prior to use; (iv) A statement regarding the duration of stability of the final solution after preparation; (v) A summary of the non-clinical performance testing that supports use of the device as a flushing and storage solution for vascular autografts; and (vi) A summary of the clinical data that supports use of the device as a flushing and storage solution for vascular autografts. In addition, DuraGraft is a prescription device and must comply with 21 CFR 801.109. DuraGraft must also comply with applicable requirements under the FD&C Act, including registration and listing, labeling, medical device reporting (reporting of medical device-related adverse events) for devices or postmarketing safety reporting for combination products, good manufacturing practice requirements as set forth in the quality systems regulation for devices or current good manufacturing practices for combination products, and if applicable, the electronic product radiation control provisions.

In connection with the FDA’s review of our De Novo request, the FDA did not exempt DuraGraft as a Class II device from the premarket notification requirements under section 510(k) of the FD&C Act. Future products that use DuraGraft as a predicate device for vascular graft storage and flushing solutions used during CABG surgery may be required to comply with premarket notification requirements under Section 510(k) of the FD&C Act.

Letter Agreement to Amend Convertible Notes to Permit Conversion of Mandatory Default Amount

On October 3, 2023, under a letter agreement between Univest Securities, LLC (“Univest”), as unitholder representative for the investors in a private placement by the Company of units consisting of the Convertible Notes and the Class C Warrants during the fiscal years ended December 31, 2021 and 2022 (the “Units Private Placement”), and the Company (the “Convertible Notes Letter Agreement”), the definition of the amount that must be paid upon the first uncured or uncurable default under the Convertible Notes was amended to equal 135% of the outstanding principal plus accrued interest as of the date on which the first event of default occurred under the Convertible Notes (the “Mandatory Default Amount”), and to permit the conversion of the Mandatory Default Amount into shares of common stock at the applicable conversion price. As a result, at the current conversion price of $0.10 per share, the outstanding Convertible Notes became convertible into an aggregate of 221,939,338 shares of common stock. The Convertible Notes Letter Agreement also amended the Convertible Notes to provide that a full conversion of the Mandatory Default Amount would also fully extinguish any outstanding principal and accrued and unpaid interest; that non-voluntary conversion of the Mandatory Default Amount (which would also extinguish any outstanding principal and accrued and unpaid interest as noted above) under all of the Convertible Notes will occur only if at any time following the 60-day anniversary of the final closing date or termination of the Units Private Placement, and provided there is an effective registration statement permitting the issuance or resale of the shares of common stock into which the Convertible Notes may be converted, (A) the common stock is listed on a senior national securities exchange, (B) the daily volume-weighted average price for the prior twenty (20) consecutive trading days is $6.00 or more (adjusted for splits and similar distributions) and (C) the daily trading volume is at least $1,000,000 during such 20-day period; and that, for all Convertible Notes, upon the occurrence of an equity financing with a gross aggregate amount of securities sold of not less than $10,000,000, provided that the Company is listed on a trading market that is a senior exchange such as Nasdaq or the New York Stock Exchange (the “NYSE”), the conversion price of the Convertible Notes will be adjusted to the price per share equal to 75% of the price per equity security in such financing (a “Qualified Financing”).

In connection with the Convertible Notes Letter Agreement, additional Replacement Placement Agent Warrants were issued to Univest and Mr. Richmond on October 3, 2023 to purchase 15,244,839 and 22,867,250 shares of common stock, respectively, which together with their previous Replacement Placement Agent Warrants issued to purchase 4,048,762 and 6,073,182 shares of common stock, respectively, totaled 8% in aggregate of the shares issuable upon conversion of the Convertible Notes, including the Mandatory Default Amount, and the Class C Warrants, in accordance with the 2021 Placement Agency Agreement (as defined in “—Funding Requirements and Other Liquidity Matters – Issuance of Replacement Securities”). The Replacement Placement Agent Warrants are exercisable, in whole or in part, until October 3, 2028 by payment of cash or on a cashless net exercise basis, and contain certain antidilution provisions and exercise price adjustment provisions that are substantially identical to equivalent provisions of the Class C Warrants; are currently exercisable for $0.10 per share; and the holders of such warrants have the rights set forth in the unit purchase agreement dated as of August 12, 2022 with respect to the Convertible Notes and Class C Warrants that were issued in August 2022.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as a result of the following operational and business development efforts:

●	Increase our expertise and knowledge through hiring and retaining qualified operational, financial and management personnel, who are expected to develop efficient infrastructure to support development and commercialization of therapies and devices;
●	Increase in research and development and legal support as we continue to develop our products, conduct clinical trials and pursue FDA clearances;
●	Expand our product portfolio through the identification and acquisition of additional life science assets; and
●	Seek to increase awareness about our products to boost sales and distribution internationally.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, the Company will continue to need to raise funds beyond its current working capital balance in order to finance future development of products, potential acquisitions, and meet its debt obligations until such time as future profitable revenues are achieved.

We expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, and collaborations, arrangements or acquisitions. On February 14, 2022, we filed a registration statement on Form S-1, subsequently amended, relating to a proposed underwritten public offering for gross proceeds of approximately $8 million from the issuance of units each of which would consist of a share of common stock and two warrants to purchase one share of common stock. On April 21, 2023, prior to the effectiveness of the registration statement, we filed an application with the Securities and Exchange Commission (the “SEC”) for the withdrawal of the registration statement, including all amendments and exhibits to the registration statement. The application for withdrawal was filed to withdraw the registration statement because the Company no longer intended to pursue the proposed public offering. Pursuant to Rule 477 under the Securities Act, the application was deemed granted at the time the application was filed, because it was filed before the effective date of the registration statement, and the SEC did not notify us that the application for withdrawal would not be granted within 15 calendar days after er had filed the application.

We have not withdrawn the listing application that we submitted to list our common stock on the Nasdaq Capital Market tier of Nasdaq in connection with the proposed public offering, and continue to seek such listing of our common stock. We believe that such a listing may be an important factor in the Company’s efforts to gain sufficient financing to fund its operations in the short-term and long-term. There is no guarantee or assurance that our common stock will be approved for listing on the Nasdaq Capital Market. If we are unable to list our common stock on the Nasdaq Capital Market or other national securities exchange, we may experience heightened difficulty in raising sufficient funding to meet our capital and cash requirements over the 12 months following the date of this report and any period beyond that date. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the interests of our stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development or acquisition of product.

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

Cash Flows

	Nine months ended September 30,
	2023	2022	$ Change
Net Cash provided by/(used in):
Operating activities	$(3,470,887)	$(9,266,036)	$5,795,149
Financing activities	3,434,966	6,375,945	(2,940,979)
Net change in cash	$(35,921)	$(2,890,091)	$2,854,170

Operating Activities

Net cash used in operating activities was approximately $3.5 million and approximately $9.3 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash used in operating activities for the nine months ended September 30, 2023 was due to approximately $1.8 million spent on research and development, approximately $0.9 million spent on salaries and related compensation expenses, and approximately $1.8 million spent on professional fees. The net cash used in operating activities for the nine months ended September 30, 2022 was due to approximately $3.3 million spent on research and development, approximately $1.7 million spent on professional fees and $2.1 million spent on salaries and related compensation expenses, and $1.5 million spent on other general and administrative expenses. The decrease in net cash used in operating activities in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the decrease in the Company’s research and development expenses and salaries and other compensation.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was approximately $3.4 million, of which approximately $2.3 million was due to funds raised from the financing. An additional $1.0 million of funds was raised from the issuance of the Walleye Promissory Note and approximately $0.3 million was received from the exercise of the Somahlution Warrants. During the nine months ended September 30, 2023 the Company also repaid approximately $0.2 million in notes payable.

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $6.4 million, and was primarily due to $6.5 million of funds raised from the issuance of Convertible Notes. The Company also settled an aggregate of $0.1 million in notes payable as part of the Units Private Placement during the nine months ended September 30, 2022.

Issuance of Replacement Securities

As previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 31, 2022 and the 2022 Form 10-K, in May 2021, the Company entered into an exclusive Placement Agency Agreement, subsequently modified on December 21, 2021 (the “2021 Placement Agency Agreement”) with Univest pursuant to which Univest agreed to act as the Company’s exclusive placement agent for a private placement (the “Units Private Placement”) of up to $18,000,000 in units which, subsequent to certain modifications of the terms of such private placement, consisted of the Convertible Notes, initially convertible into shares of common stock at a conversion price of $1.75 per share, subject to adjustment, and Class C Warrants, initially exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustment. On January 24, 2022, the Company issued each of Univest and its designee, Bradley Richmond (“Mr. Richmond”), as a registered representative of Univest entitled to a portion of Univest’s compensation due to his employment terms, a Convertible Note in the principal amount of $120,000 and $180,000, respectively (collectively, the “Placement Agent Convertible Notes”), and a Class C Warrant for the purchase of 137,142 and 205,714 shares of common stock, subject to adjustment, respectively (collectively, the “Placement Agent Class C Warrants”), in exchange for Univest’s and Mr. Richmond’s services provided to the Company in connection with the Company’s acquisition of My Health Logic Inc. (“My Health Logic”). In addition, as previously reported in the 2022 Report, on June 26, 2022, pursuant to the 2021 Placement Agency Agreement, in anticipation of the final closing of the Units Private Placement, in exchange for $100, the Company issued Univest a warrant for the purchase of 231,239 shares of common stock, and a warrant to Mr. Richmond, as a registered representative of Univest who is entitled to a portion of Univest’s compensation due to his employment terms, for the purchase of 347,039 shares of common stock (the “2022 Placement Agent Warrants”), each of which was initially exercisable at $1.75 per share, subject to adjustment.

Separately, on January 26, 2022 and February 14, 2022, the Company granted Mr. Richmond two warrants (the “Consultant Warrants”) to purchase up to 150,000 shares of common stock at an exercise price of $0.01 per share as compensation for certain services. Mr. Richmond fully exercised both of the Consultant Warrants for 300,000 shares of common stock in March 2022 (the “Consultant Shares” and together with the Placement Agent Convertible Notes, the Placement Agent Class C Warrants, and the 2022 Placement Agent Warrants, the “Cancelled Securities”).

On February 14, 2022, the Company filed a registration statement on Form S-1, which was subsequently amended on certain dates, relating to the Company’s proposed underwritten public offering for gross proceeds of approximately $8 million. Univest was named as the representative of the underwriters of the offering. As previously reported in the 2022 Report, the staff (“FINRA Staff”) of the Corporate Financing Department of the Financial Industry Regulatory Authority, Inc. (“FINRA”) determined that the sales of the Placement Agent Convertible Notes, the Placement Agent Class C Warrants, the 2022 Placement Agent Warrants, the Consultant Shares, as well as a grant of a stock option to Mr. Richmond constituted underwriting compensation in connection with the Company’s proposed public offering pursuant to FINRA Rule 5110, based on the FINRA Staff’s interpretation of such rule. Consequently, each of Univest and Mr. Richmond, pursuant to a letter agreement entered into with the Company, dated October 28, 2022, addressed and submitted to the FINRA Staff (the “October 2022 Letter Agreement”), agreed to forego their applicable rights to these securities. Pursuant to the October 2022 Letter Agreement, the parties thereto agreed that the cancellation or disposal of the aforementioned securities shall be without recourse by either Univest or Mr. Richmond. Accordingly, the Placement Agent Convertible Notes, the Placement Agent Class C Warrants, the 2022 Placement Agent Warrants, and the Consultant Shares were subsequently cancelled, and the Company and Mr. Richmond agreed to the transfer of his stock option to a Company designee who is unaffiliated with Mr. Richmond.

The Convertible Notes including the Placement Agent Convertible Notes prior to their cancellation, Class C Warrants including the Placement Agent Class C Warrants prior to their cancellation, and the 2022 Placement Agent Warrants contained certain adjustment provisions as described below under “—Funding Requirements and Other Liquidity Matters – Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares”, except that the terms of the January 2023 Letter Agreement (as defined and described in that section) did not expressly apply to the Placement Agent Class C Warrants or the 2022 Placement Agent Warrants, which had previously been cancelled as described above.

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

Pursuant to these requests, on July 25, 2023 and September 29, 2023, the Company approved the grant of the following securities to Univest and Mr. Richmond: (i) Convertible Notes (the “Replacement Convertible Notes”) with terms and conditions equivalent to or at least as favorable as those that would have applied to each of the respective Placement Agent Convertible Notes, such that, among other adjustments, the principal and any accrued interest under the Replacement Convertible Notes is convertible into shares of common stock at $0.10 per share, subject to adjustment, reflecting adjustments to their terms equivalent to those that applied to the Convertible Notes as a result of the Somahlution Warrants Exercise, and with principal increased to reflect the amount of interest that would have been incurred under the respective Placement Agent Convertible Notes up to the date of issuance, such that the adjusted principal under the Replacement Convertible Notes is $137,983.56 and $206,975.34, respectively, being the original principal under the Placement Agent Convertible Notes plus pre-issuance interest that would have accrued since the date of the issuance of the Placement Agent Convertible Notes as of July 25, 2023, maturing on July 25, 2025, and that, taking into account the Convertible Notes’ amended Mandatory Default Amount provisions as described in “—Recent Developments – Letter Agreement to Amend Convertible Notes to Permit Conversion of Mandatory Default Amount” and the default under the Convertible Notes that occurred as a result of their cross-default provisions as described in “—Funding Requirements and Other Liquidity Matters – Cross-Default Under Convertible Notes”, approximately $182,772 and $274,157 is due, respectively, and up to 1,827,715 and 2,741,573 shares of common stock are issuable upon conversion thereof, subject to adjustment and applicable beneficial ownership limitations and other limitations or restrictions, and having an approximate dollar value of $182,772 and $274,157, respectively; (ii) Class C Warrants (the “Replacement Class C Warrants”) with terms and conditions equivalent to or at least as favorable as those that would have applied to each of the respective Placement Agent Class C Warrants, reflecting adjustments to their terms equivalent to those that applied to the Class C Warrants as a result of the Somahlution Warrants Exercise such that the exercise price per share of the Replacement Class C Warrants is $0.10 per share, subject to adjustment, and the number of shares of common stock issuable upon exercise of each of the Replacement Class C Warrants reflecting a proportional increase relative to the number of shares issuable under the respective Placement Agent Class C Warrants equivalent to the difference between the exercise price per share of the Placement Agent Class C Warrants and the exercise price of such Replacement Class C Warrants, such that up to 3,548,148 and 5,322,223 shares of common stock, respectively, are issuable upon exercise thereof, subject to adjustment, without regard to any beneficial ownership limitations and other limitations or restrictions; (iii) Placement Agent Warrants (the “Replacement Placement Agent Warrants”) with terms and conditions equivalent to or at least as favorable as those that would have applied to those that applied to each of the respective 2022 Placement Agent Warrants, reflecting adjustments to their terms equivalent to those that applied to the Class C Warrants as a result of the Somahlution Warrants Exercise such that the exercise price per share of the Replacement Placement Agent Warrants is $0.10 per share, subject to adjustment, and the number of shares of common stock issuable upon exercise of each of the Replacement Placement Agent Warrants reflecting a proportional increase relative to the number of shares issuable under the respective 2022 Placement Agent Warrants equivalent to the difference between the exercise price per share of the 2022 Placement Agent Warrants and the exercise price of the Replacement Placement Agent Warrants, such that up to 19,293,621 and 28,940,432 shares of common stock, respectively, are issuable upon exercise thereof, subject to adjustment and applicable beneficial ownership limitations and other limitations or restrictions; and (iv) 300,000 shares of common stock to Mr. Richmond, being the same number of shares as the Consultant Shares (the “Replacement Consultant Shares” and together with the Replacement Convertible Notes, the Replacement Class C Warrants, and Replacement Placement Agent Warrants, the “Replacement Placement Agent and Consultant Securities”). In connection with these grants, each of Univest and Mr. Richmond agreed to waivers of any registration rights that would have been applicable to each of the Replacement Convertible Notes, the Replacement Class C Warrants, and the Replacement Placement Agent Warrants.

In May 2023, the event described under “—Funding Requirements and Other Liquidity Matters – Default Under Promissory Note” and “—Funding Requirements and Other Liquidity Matters – Cross-Default Under Convertible Notes” occurred. Assuming that the event described would have triggered the cross-default provision in the Placement Agent Convertible Notes if they had not been cancelled, and assuming that each of the Replacement Placement Agent Convertible Notes are also subject to immediate payment of the applicable Mandatory Default Amount, the aggregate Mandatory Default Amount that may be due under the Replacement Placement Agent Convertible Notes would be $456,929, or approximately $0.1 million more than would otherwise have been due under the Placement Agent Convertible Notes on the date of the default had they been outstanding on that date.

Under the unit purchase agreement entered into on May 27, 2021 with certain holders of several of the Convertible Notes, each of the Company’s subsidiaries entered into a guaranty to guarantee the repayment of the Company’s obligations under the Convertible Notes, and the Company and its subsidiaries entered into security agreements granting security interests in all of their respective assets for up to the dollar value owed under the respective Convertible Notes. The respective Convertible Notes were issued for aggregate principal of approximately $1.2 million. Under each unit purchase agreement entered into with respect to subsequent issuances of the Convertible Notes, including the unit purchase agreement entered into with each of Univest and Mr. Richmond in connection with the issuance of the Placement Agent Convertible Notes, the Company and its subsidiaries were obligated to enter into similar security agreements and guaranties, but did not do so.

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

Special Stockholders Meeting, Changes in Authorized Shares, and Approval of Voting Rights for Certain Debtholders

On May 15, 2023, the Company made a state filing which provided for the increase of the Company’s authorized common stock from 20,000,000 shares to 300,000,000 shares and the corresponding change of every one (1) share of the Company’s issued and outstanding common stock to fifteen (15) shares, such that there were 300,000,000 authorized shares of common stock with no proportional change to the outstanding shares of common stock, which totaled 43,420,350 shares as of May 15, 2023.

On August 9, 2023, a special meeting of stockholders (the “Special Stockholders Meeting”) was held to consider and vote on the following proposals: (i) to approve an amendment to the Company’s articles of incorporation, as amended to date, to increase the total number of shares of authorized common stock from 300,000,000 to 2,000,000,000 (the “Capital Event Amendment”), and (ii) to approve an amendment to the Company’s articles of incorporation, as amended to date, to provide that holders of any of the Company’s bonds, debentures or other obligations of the Company may have, at the option of the board of directors of the Company, any of the rights of a stockholder of the Company, and that the holders of the Convertible Notes issued between December 21, 2021 and August 12, 2022, shall be entitled, from the date of the filing with the Nevada Secretary of State providing such amendment, to vote with the shares of the Company’s common stock, on an as-converted to common stock basis without actually having converted the Convertible Notes to shares of the Company’s common stock, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, as provided in of the Convertible Notes (the “Voting Rights Amendment”). Approval of each proposal required a “quorum” at the meeting consisting of a majority (more than 50%) of the outstanding voting shares as of the record date, present in person or represented by proxy, and the affirmative “for” vote of the holders of a majority of the shares represented at the meeting, in person or by proxy, and entitled to vote.

At the Special Stockholders Meeting, a quorum was attained, and each of the proposals described above was approved by the required number of votes of the Company’s stockholders. On August 15, 2023, the board of directors of the Company approved resolutions authorizing each of the holders of the Convertible Notes to vote with the shares of common stock, on an as-converted to common stock basis, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations, upon the effectiveness of the Certificate of Amendment Pursuant to NRS 78.380 & 78.390 to be filed with the Nevada Secretary of State providing for the Capital Event Amendment and the Voting Rights Amendment (the “Certificate of Amendment”). On August 16, 2023, the Company filed the Certificate of Amendment with the Nevada Secretary of State providing for the Capital Event Amendment and the Voting Rights Amendment, and the Certificate of Amendment became effective upon filing. Accordingly, upon the filing of the Certificate of Amendment, (i) the Company’s authorized shares of common stock were increased from 300,000,000 to 2,000,000,000 with no corresponding change in the number of issued and outstanding shares of common stock; (ii) the Company’s board of directors may grant any of the rights of stockholders to any of the holders of any of the Company’s bonds, debentures or other obligations; and (iii) all of the holders of the Convertible Notes became entitled to vote with the shares of the Company’s common stock, on an as-converted to common stock basis without actually having converted the Convertible Notes to shares of the Company’s common stock, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, as provided in the Convertible Notes.

As a result of the filing of the Certificate of Amendment, the voting rights of the holders of the Company’s common stock may be deemed to be proportionately reduced to the extent that the voting rights granted to the holders of the Convertible Notes by the Certificate of Amendment may be exercised at a meeting or with respect to other applicable actions of the stockholders of the Company. As of the date of this report, the holders of these voting rights have the right to cast up to 214,709,068 votes, compared to 46,666,760 votes by the holders of shares of the outstanding common stock. These voting rights remain subject to beneficial ownership limitations, including that holders of Convertible Notes may vote the amount of shares of common stock that that they may convert their Convertible Notes into subject to the applicable beneficial ownership percentage limitation.

OID Units Private Placement

First Closing of OID Units Private Placement

On May 12, 2023, the Company conducted the first closing (the “First OID Units Closing”) of a private placement (the “OID Units Private Placement”) of up to $10,000,000 for an aggregate of up to 100,000,000 units (“OID Units”), under a unit purchase agreement (each, an “OID Units Purchase Agreement”). Each investor represented that it is an “accredited investor” as such term is defined by Rule 501(a) of the Securities Act. Each issuance of OID Units to an investor in the OID Units Private Placement consists of (i) an OID Convertible Note, convertible into shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a Class E Warrant for the purchase of 125% of the shares of common stock into which the OID Convertible Note may be converted at $0.10 per share, subject to adjustment, and (iii) a Class F Warrant for the purchase of 125% of the shares of common stock into which the OID Convertible Note may be converted at $0.20 per share, subject to adjustment (together with the Class E Warrants, the “Class E and F Warrants”). Under the OID Units Purchase Agreement, the minimum investment permitted is $1,000. The Company retained Univest as its exclusive placement agent in connection with the sale of the OID Units pursuant to the OID Units Purchase Agreement under a Placement Agency Agreement, dated April 27, 2023 (the “April 2023 PAA”). In addition to the rights set forth in each OID Units Purchase Agreement, the OID Convertible Notes, and the Class E and F Warrants, each investor party to each OID Units Purchase Agreement and each holder of one of the OID Convertible Notes, the Class E Warrants, or the Class F Warrants will have rights under the respective Registration Rights Agreement with the Company (each, “OID Units Registration Rights Agreement”), as described below.

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

Second Closing of OID Units Private Placement

On May 30, 2023, the Company conducted the second closing (the “Second OID Units Closing”) of the OID Units Private Placement. Each investor represented that it is an “accredited investor” as such term is defined by Rule 501(a) of the Securities Act. In connection with the Second OID Units Closing, Hexin Global Ltd. (“Hexin”) and Walleye agreed to the cancellation of an unsecured promissory note issued to Hexin on December 28, 2022 for the principal amount of $750,000 for gross proceeds of $1,750,000 (the “Hexin Promissory Note”) and the Walleye Promissory Note, respectively, and Frank Maresca Jr. (“Mr. Maresca”) agreed to the cancellation of certain indebtedness, in exchange for OID Units and related agreements, as described below.

First, under a Cancellation and Exchange Agreement, dated as of May 30, 2023 (the “Hexin Cancellation Agreement”), between the Company and Hexin, Hexin agreed to cancel the Hexin Promissory Note in exchange for: (i) the execution of an OID Units Purchase Agreement, dated as of May 30, 2023, between the Company and Hexin, Walleye and Mr. Maresca (the “Second OID Units Purchase Agreement”), (ii) the execution of an OID Units Registration Rights Agreement, dated as of May 30, 2023, between the Company and Hexin, Walleye and Mr. Maresca (the “Second OID Units Registration Rights Agreement”), and (iii) the issuance of 9,578,040 OID Units consisting of (a) an OID Convertible Note in the principal amount of $957,804 for a subscription equal to $814,133 (the aggregate amount of principal plus accrued and unpaid interest under the Hexin Promissory Note as of May 30, 2023), convertible into 9,578,040 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment (the “Hexin OID Convertible Note”), (b) a Class E Warrant for the purchase of 11,972,550 shares of common stock at $0.10 per share, subject to adjustment (the “Second Hexin Class E Warrant”), and (c) a Class F Warrant for the purchase of 11,972,550 shares of common stock at $0.20 per share, subject to adjustment (the “Second Hexin Class F Warrant”). The Hexin Cancellation Agreement contains a release of claims against the Company relating to the Hexin Promissory Note.

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

Third, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Mr. Maresca, Mr. Maresca agreed to cancel $150,000 of the aggregate short-term indebtedness to Mr. Maresca, which arose in the ordinary course of business for certain consulting services provided by Mr. Maresca to the Company, in exchange for: (i) the execution of the Second OID Units Purchase Agreement, (ii) the execution of the Second OID Units Registration Rights Agreement, and (iii) the issuance of 1,764,710 Units consisting of (a) an OID Convertible Note in the principal amount of $176,471 for a subscription equal to $150,000 (the amount of the indebtedness being cancelled), convertible into 1,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment (the “Maresca OID Convertible Note”), (b) a Class E Warrant for the purchase of 2,205,887 shares of common stock at $0.10 per share, subject to adjustment (the “Maresca Class E Warrant”), and (c) a Class F Warrant for the purchase of 2,205,887 shares of common stock at $0.20 per share, subject to adjustment (the “Maresca Class F Warrant”). The Maresca Cancellation Agreement contains a release of claims against the Company relating to the cancelled indebtedness.

The Hexin OID Convertible Note, the Second Hexin Class E Warrant and the Second Hexin Class F Warrant are subject to the terms and conditions of the Hexin Cancellation Agreement. The Second Walleye OID Convertible Note, the Second Walleye Class E Warrant and the Second Walleye Class F Warrant are subject to the terms and conditions of the Walleye Cancellation Agreement. The Maresca OID Convertible Note, the Maresca Class E Warrant and the Maresca Class F Warrant are subject to the terms and conditions of the Maresca Cancellation Agreement. The Second OID Units Purchase Agreement and the Second OID Units Registration Rights Agreement are also subject to the terms and conditions of each respective Cancellation and Exchange Agreement.

Univest did not receive a fee in connection with the Second OID Units Closing because there were no gross proceeds.

Third Closing of OID Units Private Placement

On July 10, 2023, the Company conducted the third closing (the “Third OID Units Closing”) of the OID Units Private Placement under an OID Units Purchase Agreement between Hexin, which represented that it is an “accredited investor” as such term is defined by Rule 501(a) of the Securities Act, and the Company. In connection with the Third OID Units Closing, on July 10, 2023, Hexin paid a subscription amount of $1,000,000, and the Company issued 11,764,710 OID Units consisting of (i) an OID Convertible Note in the principal amount of $1,176,471, convertible into 11,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a Class E Warrant for the purchase of 14,705,880 shares of common stock at $0.10 per share, subject to adjustment, and (iii) a Class F Warrant for the purchase of 14,705,880 shares of common stock at $0.20 per share, subject to adjustment. See below for additional related discussion of these securities. In connection with the Third OID Units Closing, after deducting Univest’s 8% fee of $80,000 and $50,000 for reimbursement of Univest’s legal fees pursuant to the April 2023 PAA, and, pursuant to the 2021 Placement Agency Agreement, after deducting Univest’s outstanding fees of $140,000 or 8% from the prior issuances of the Walleye Promissory Note for the principal amount of $1,000,000 on February 6, 2023 and the Hexin Promissory Note, the Company received net proceeds from the Third OID Units Closing of $730,000.

Fourth Closing of OID Units Private Placement

On August 30, 2023, the Company conducted the fourth closing (the “Fourth OID Units Closing”) of the OID Units Private Placement under an OID Units Purchase Agreement. Each investor represented that it is an “accredited investor” as such term is defined by Rule 501(a) of the Securities Act. In connection with the Fourth OID Units Closing, on August 30, 2023, 12 of the investors paid an aggregate subscription amount of $825,000, and the Company issued to these investors an aggregate 9,705,960 OID Units consisting of (i) OID Convertible Notes in the aggregate principal amount of $970,596, convertible into 9,705,960 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) Class E Warrants for the purchase of 12,132,448 shares of common stock at $0.10 per share, subject to adjustment, and (iii) Class F Warrants for the purchase of 12,132,448 shares of common stock at $0.20 per share, subject to adjustment. In connection with the Fourth OID Units Closing, after deducting Univest’s 8% fee of $66,000 and $25,000 for reimbursement of Univest’s legal fees pursuant to the April 2023 PAA, the Company received net proceeds of $734,000.

Also in connection with the Fourth OID Units Closing, under a Cancellation and Exchange Agreement, dated as of August 30, 2023, between the Company and Mr. Maresca (the “August 2023 Maresca Cancellation Agreement”), Mr. Maresca agreed to cancel $200,000 of aggregate short-term indebtedness to Mr. Maresca, which arose in the ordinary course of business for certain consulting services provided by Mr. Maresca to the Company, in exchange for: (i) the execution of the respective OID Units Purchase Agreement, (ii) the execution of the respective OID Units Registration Rights Agreement, and (iii) the issuance of 2,352,950 OID Units consisting of (a) an OID Convertible Note in the principal amount of $235,295 for a subscription equal to $200,000 (the amount of the indebtedness being cancelled), convertible into 2,352,950 shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment (the “August 2023 Maresca OID Convertible Note”), (b) a Class E Warrant for the purchase of 2,941,187 shares of common stock at $0.10 per share, subject to adjustment (the “August 2023 Maresca Class E Warrant”), and (c) a Class F Warrant for the purchase of 2,941,187 shares of common stock at $0.20 per share, subject to adjustment (the “August 2023 Maresca Class F Warrant”). The August 2023 Maresca Cancellation Agreement contains a release of claims against the Company relating to the cancelled indebtedness.

The August 2023 Maresca OID Convertible Note, the August 2023 Maresca Class E Warrant and the August 2023 Maresca Class F Warrant are subject to the terms and conditions of the August 2023 Maresca Cancellation Agreement. Mr. Maresca’s rights under the respective OID Units Purchase Agreement and the respective OID Units Registration Rights Agreement are also subject to the terms and conditions of the August 2023 Maresca Cancellation Agreement.

Univest did not receive a fee in connection with the transactions conducted pursuant to the August 2023 Maresca Cancellation Agreement because there were no related gross proceeds.

OID Units Purchase Agreements

Each OID Units Purchase Agreement provides a right of first offer to investor parties to any proposed offer or sale of equity securities by the Company until the first anniversary of the First OID Units Closing (i.e., May 12, 2024). Each OID Units Purchase Agreement also contains certain liquidated damages provisions, including for any failure of the Company to meet the requirements for the OID Convertible Notes or the Class E and F Warrants to be converted or exercised for non-restricted shares of common stock under Rule 144, and on every 30th day (pro-rated for periods totaling less than 30 days) thereafter, until cured or such Rule 144 requirements no longer apply, up to a maximum of 25% of each affected investor’s subscription amount. Each OID Units Purchase Agreement also contains a most-favored nations clause that provides that in connection with any subsequent equity financing of the Company for consideration (a “Subsequent Financing”), each investor may accept the securities and terms of the Subsequent Financing in substitution of the securities and terms of each OID Units Purchase Agreement, upon notice from an investor, subject to the terms and conditions of each OID Units Purchase Agreement. Each OID Units Purchase Agreement, the OID Convertible Notes and the Class E and F Warrants will be amended to incorporate the terms and forms of the securities sold in the Subsequent Financing upon the closing of the Subsequent Financing. Each OID Units Purchase Agreement will terminate upon certain events including mutual written consent, by either party upon notice if a closing has not occurred within 15 business days of the date of the agreement, an event of default under the OID Convertible Notes, the full conversion or repayment of the OID Convertible Notes and the non-ownership of any shares of common stock issuable upon conversion of the OID Convertible Notes or exercise of the Class E and F Warrants. Each OID Units Purchase Agreement also contains indemnification of the investors relating to claims relating to the transactions under each OID Units Purchase Agreement which will survive termination. Each investor’s rights under the OID Units Purchase Agreement may be assigned to another “accredited investor” as defined by Rule 501(a) of the Securities Act.

OID Convertible Notes

The OID Convertible Notes will mature nine months after the date of the First OID Units Closing with respect to OID Convertible Notes issued in the first two closings of the OID Units Private Placement and will mature nine months after the date of issuance for subsequent closings. The OID Convertible Notes accrue 10% of interest per annum on the outstanding principal amount. The OID Convertible Notes will be unsecured and subordinated to any senior indebtedness of the Company. The OID Convertible Notes’ principal and accrued interest may generally be converted at any time at a conversion price of $0.10 per share, subject to adjustment, at the option of the holder, into shares of common stock, subject to certain limitations on receiving shares upon conversion of an OID Convertible Note, including that such shares may be received only to the extent that the holder (together with any other person with which the holder is considered to be part of a “group” under Section 13 of the Exchange Act or with which the holder otherwise files reports under Section 13 and/or Section 16 of the Exchange Act) would not become the “beneficial owner” (as such term is defined in the Exchange Act and the rules and regulations thereunder) of in excess of 4.99% of the shares of common stock outstanding, subject to automatic increase to 9.99% if the holder becomes a beneficial owner of more than 4.99%, subject to a 61-day notice requirement. This limitation does not apply to certain provisions of the OID Convertible Notes. In the event the Company offers, sells, grants, issues, or otherwise disposes of common stock or securities with rights to common stock, or announces the intention to do one of such things, before the listing of the common stock on a National Stock Exchange, at a lower price per share than the OID Convertible Notes’ conversion price while the OID Convertible Notes are outstanding, then generally the conversion price of the OID Convertible Notes will be lowered to such price per share. This adjustment provision will apply one time only. The OID Convertible Notes also have customary antidilution provisions in the event of stock splits, certain changes of control or similar transactions, and rights offerings. While the OID Convertible Notes are outstanding and for 12 months after the Company lists its common stock on a National Stock Exchange, the Company may not exchange or cooperate to exchange any indebtedness or securities, reduce or change the conversion, exercise or exchange price of any securities convertible, exercisable or exchangeable for common stock, amend non-convertible debt to convertible debt, issue securities at a price based on or varying with trading prices or quotations for the common stock or with a price reset term, or agree to sell securities at a future determined price. Until 30 days after the OID Convertible Notes are converted or repaid in full, the Company may not sell any securities in a capital or debt raising transaction or series of related transactions which grant to an investor the right to receive additional securities based upon future transactions of the Company on terms more favorable than those granted to such investor in such transaction or series of related transactions. The OID Convertible Notes may not be prepaid by the Company. In the event of default under the OID Convertible Notes, subject to certain cure rights, interest under the OID Convertible Notes will increase to the lower of 18% and the maximum legal interest rate, and the outstanding balance will become immediately due and payable. The OID Convertible Notes have the registration rights set forth in the respective OID Units Registration Rights Agreement. See “—OID Units Registration Rights Agreement” below.

Class E and F Warrants

The Class E and F Warrants are generally exercisable from the date of the Capital Event Amendment until five years from the date of issuance. The exercise right is subject to a beneficial ownership limitation such that shares of common stock may be received upon exercise only to the extent that the holder (together with any other person with which the holder is considered to be part of a “group” under Section 13 of the Exchange Act or with which the holder otherwise files reports under Section 13 and/or Section 16 of the Exchange Act) would not become the “beneficial owner” (as such term is defined in the Exchange Act and the rules and regulations thereunder) of in excess of 4.99% of the shares of common stock outstanding, subject to automatic increase to 9.99% if the holder becomes a beneficial owner of more than 4.99%, subject to a 61-day notice requirement. This limitation does not apply to certain provisions of the Class E and F Warrants. The Class E and F Warrants provide for exercise on a cashless net exercise basis if there is no effective registration statement registering or current prospectus available for the resale of shares of common stock issuable under the Class E and F Warrants (a “Registration Default”) after 180 days following the issue date (the “Registration Deadline”). In addition, for each 30 days following the Registration Deadline, or portion of any 30-day period thereafter in which a Registration Default exists, the amount of shares issuable under the Class E and F Warrants shall be automatically increased by 5%, prorated for a partial month, not to exceed in the aggregate an additional 25%. In the event the Company sells, grants, issues, or otherwise disposes of common stock or securities with rights to common stock, or announces an intention to do so, at a lower effective price per share than the exercise prices of the Class E and F Warrants, while any such Class E and F Warrants are outstanding, then generally the applicable Class E and F Warrants’ exercise price(s) will be reduced to the greater of such lower price or a floor price as determined by any applicable National Stock Exchange. The Class E and F Warrants have the registration rights set forth in the respective OID Units Registration Rights Agreement. The Class E and F Warrants also have customary antidilution provisions in the event of stock splits, certain changes of control or similar transactions, and rights offerings. The Class E and F Warrants may be transferred subject to their terms.

OID Units Registration Rights Agreements

Under each OID Units Registration Rights Agreement, as amended if applicable, the Company is required to file a registration statement with the SEC registering the resale of the shares of common stock issuable pursuant to conversion of the OID Convertible Notes and exercise of the Class E and F Warrants within 67 days of the date of the respective closing of the OID Units Private Placement and to cause the registration statement to become effective within 120 days after such filing date. The Company must maintain the effectiveness of the registration statement until the earlier of the first anniversary of its effectiveness date and the date that the shares registered for resale may be resold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. If the Company fails to file the registration statement by the filing deadline, or, prior to the effective date of a registration statement, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC in respect of such registration statement within 30 calendar days after the receipt of comments by or notice from the SEC that such amendment is required in order for such registration statement to be declared effective, or cause it to become effective by the effectiveness deadline, or the registration statement ceases to be effective or the related prospectus becomes unavailable for resales for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period, then on the date of such failure and every 30 calendar days after such date until the failure is cured, the Company must pay to each investor partial liquidated damages equal to 1% of the aggregate purchase price paid by such investor pursuant to the respective OID Units Purchase Agreement, up to a maximum of 10% of the aggregate subscription amount paid by the investor. If the Company fails to pay the partial liquidated damages within seven days of any such failure, the Company will pay interest thereon at a rate of the lesser of 18% per annum or the maximum amount permitted under applicable law to each investor, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. Additional liquidated damages requirements will end when the applicable failure is cured or Rule 144 becomes available for resale of all the shares of common stock otherwise required to be registered for resale under each OID Units Registration Rights Agreement. Liquidated damages will not apply to a failure that is due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act. In addition, if there is not an effective registration statement covering all shares of common stock subject to the registration rights under each OID Units Registration Rights Agreement at any time when required and the Company proposes to file a registration statement to register certain other offerings, not including an underwritten public offering of its securities for its own account or the account of others or certain other types of registration statements, then the Company must provide notice to investor parties and include the shares otherwise required to be registered under each OID Units Registration Rights Agreement within 15 days of such notice, unless they are eligible for resale pursuant to Rule 144 (without volume restrictions or current public information requirements). Each OID Units Registration Rights Agreement contains related procedural and filing requirements and investor notice and review rights as to certain events and filings relating to the registration statement. The Company will be responsible for all fees and expenses relating to compliance with each OID Units Registration Rights Agreement, as well as up to $10,000 in reasonable attorney fees for the investors’ review of the registration statement. Each OID Units Registration Rights Agreement contains mutual indemnification provisions for claims relating to a registration statement. The investor’s rights under the OID Units Purchase Agreement may be assigned to another “accredited investor” as defined by Rule 501(a) of the Securities Act.

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

Pursuant to the April 2023 PAA, in connection with closings of the OID Units Private Placement, as of September 30, 2023, the Company had paid Univest $80,000 in total fees and $50,000 as reimbursement of Univest’s legal fees.

Amendment to Certain OID Units Registration Rights Agreements

In connection with the First OID Units Closing, an OID Units Registration Rights Agreement, dated as of May 12, 2023 (the “May 12, 2023 Registration Rights Agreement”), between the Company and Walleye, provided that the Company file a registration statement within 60 days of such closing, registering the resale of the shares of common stock issuable pursuant to conversion of the 15% original issue discount unsecured subordinated convertible promissory note and exercise of the Class E Warrant and Class F Warrant issued to that investor in connection with such closing, and contained other terms and conditions. Also in connection with the First OID Units Closing, pursuant to the Hexin Promissory Note, on May 22, 2023, the Company issued Hexin a Class E Warrant and a Class F Warrant, which provide for registration rights under the May 12, 2023 Registration Rights Agreement. As previously reported in a Current Report on Form 8-K filed on June 5, 2023, in connection with the second closing of the OID Units Private Placement, which occurred on May 30, 2023, an OID Units Registration Rights Agreement, dated as of May 30, 2023 (the “May 30, 2023 Registration Rights Agreement” and each of the May 30, 2023 Registration Rights Agreement and the May 12, 2023 Registration Rights Agreement respectively, the “Amended OID Units Registration Rights Agreements”), between the Company and Walleye, Hexin and Mr. Maresca, also provided that the Company file a registration statement within 60 days of such closing, registering the resale of the shares of common stock issuable pursuant to conversion of the OID Convertible Notes and exercise of the Class E Warrants and Class F Warrant issued to these investors in connection with such closing, and contained other terms and conditions.

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

Partial Liquidated Damages Incurred Under OID Units Registration Agreements

Pursuant to each applicable OID Units Registration Rights Agreement, on July 18, 2023, the Company filed a registration statement with the SEC to register for resale the shares of common stock issuable upon conversion of the OID Convertible Notes and shares issuable upon exercise of the Class E and F Warrants issued as of such date in the OID Units Private Placement, as well as other shares held by existing stockholders or issuable upon conversion or exercise of other outstanding securities. On July 21, 2023, the SEC issued a letter containing comments with respect to the registration statement. As indicated above, under each applicable OID Units Registration Rights Agreement, the Company was required, among other things, to file a pre-effective amendment to the registration statement and otherwise respond in writing to comments made by the SEC with respect to the registration statement. However, the Company did not file a pre-effective amendment to the registration statement and respond to this letter until October 12, 2023. The filing of the pre-effective amendment was delayed in order to allow additional time for the Company to include the registration of the resale of additional shares of common issuable upon conversion of the OID Convertible Notes and shares issuable upon exercise of the Class E and F Warrants issued subsequent to the initial filing of the registration statement. Due to the failure of the Company to respond and file within 30 calendar days of receipt of the letter issued by the SEC with respect to the registration statement, on August 20, 2023, the date of such failure, and every 30 calendar days after such date until the failure was cured on October 12, 2023, the Company became required to pay partial liquidated damages to each investor party in the first, second, third, and fourth closings of the OID Units Private Placement equal to 1% of the aggregate purchase price paid by such investor pursuant to the respective OID Units Purchase Agreement, up to a maximum of 10% of the aggregate subscription amount paid by the investor. The Company failed to pay the partial liquidated damages within seven days of such failure. As a result, the Company will pay interest thereon at a rate of the lesser of 18% per annum or the maximum amount permitted under applicable law to each investor, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Issuance of OID Units Placement Agent Warrants

Under the April 2023 PAA and the forms of placement agent warrants agreed to in connection with the April 2023 PAA, the Company also agreed, upon Univest’s payment of $100.00, to issue certain placement agent warrants (the “OID Units Placement Agent Warrants”) to Univest and/or its designee(s) at each closing of the OID Units Private Placement. The OID Units Placement Agent Warrants were required to be issued for the purchase of 8% of the aggregate number of shares of common stock initially issuable upon conversion of the OID Convertible Notes at $0.10 per share, 8% of the aggregate number of shares of common stock initially issuable upon exercise of the Class E Warrants at $0.10 per share, and 8% of the aggregate number of shares of common stock initially issuable upon exercise of the Class F Warrants at $0.20 per share, subject to adjustment. On September 12, 2023, Univest notified the Company that the OID Units Private Placement’s final closing had occurred, and on September 13, 2023, made a payment to the Company of $100.00. Accordingly, on September 13, 2023, OID Units Placement Agent Warrants were issued to Univest and its designees, Bradley Richmond, Bartholemew Pan-Kita, and Azem Nesimi, to purchase a total of 4,356,687, 6,695,616, 635,294, and 7,059 shares of common stock at $0.10 per share, respectively, which in aggregate was equal to 8% of the shares issuable upon conversion or exercise of the OID Convertible Notes and the Class E Warrants issued in each of the closings of the OID Units Private Placement as of that date, and a total of 2,585,479, 3,878,218, 0, and 0 shares of common stock at $0.20 per share, respectively, which in aggregate was equal to 8% of the shares issuable upon exercise of the Class F Warrants issued in each of the closings of the OID Units Private Placement as of that date.

The OID Units Placement Agent Warrants are generally exercisable from the date of issuance until August 16, 2028. The exercise right is subject to the following beneficial ownership limitation: Exercise is permitted only if it would not cause the holder (together with its Affiliates (as defined by Rule 405 under the Securities Act), and any other persons acting as a group together with the holder or any of the holder’s Affiliates), to beneficially own in excess of the percentage of the outstanding securities that are permitted to be beneficially owned (as described below), which, for purposes of the limitation, includes shares issuable upon exercise of the OID Units Placement Agent Warrants, excludes shares issuable upon exercise of the unexercised portion of the OID Units Placement Agent Warrants and exercise or conversion of the unexercised or nonconverted portion of any other securities of the Company subject to an analogous limitation on conversion or exercise beneficially owned by the holder or any of its Affiliates, and otherwise calculated in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. For purposes of the OID Units Placement Agent Warrants, the number of outstanding shares of common stock shall be determined after giving effect to the conversion or exercise of securities of the Company, including the exercised portion of the OID Units Placement Agent Warrants, by the holder or its Affiliates since the date as of which such number of outstanding shares of Common Stock was reported. The maximum percentage of beneficial ownership of the Company’s outstanding securities that applies to an exercise of each OID Units Placement Agent Warrant is 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the OID Units Placement Agent Warrant. The holder, upon notice to the Company, may increase or decrease the percentage limit, provided that the limitation in no event exceeds 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the OID Units Placement Agent Warrant. Any increase in the limitation will not be effective until the 61st day after such notice is delivered to the Company. This limitation does not apply to certain provisions of the OID Units Placement Agent Warrants.

The OID Units Placement Agent Warrants provide for exercise by payment of cash or on a cashless net exercise basis. In the event the Company sells, grants, issues, or otherwise disposes of common stock or securities with rights to common stock, or announces an intention to do so, at a lower price per share than the applicable OID Units Placement Agent Warrants’ exercise price, before the listing of the common stock on a National Stock Exchange, while such OID Units Placement Agent Warrants are outstanding, then the applicable OID Units Placement Agent Warrants’ exercise price will be reduced to the greater of such lower price or a floor price as determined by any applicable National Stock Exchange. The OID Units Placement Agent Warrants provide for equivalent registration rights as provided for under the August 2023 OID Units Registration Rights Agreement. The OID Units Placement Agent Warrants also have customary antidilution provisions in the event of stock splits, certain changes of control or similar transactions, and rights offerings. The OID Units Placement Agent Warrants also provide mutual indemnification relating to claims relating to a registration statement under which shares issuable upon exercise of the OID Units Placement Agent Warrants may be sold to the same or equivalent extent as the indemnification provision contained in the OID Units Purchase Agreement.

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

Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares

As described under “—Convertible Notes” below, during the fiscal years ended December 31, 2021 and 2022, the Company conducted a private placement of units (the “Units Private Placement”) consisting of the Convertible Notes and the Class C Warrants, as were modified or amended from time to time, the general terms of which are described in detail in that section. Among their other terms, the Convertible Notes and Class C Warrants provide that a lower price per share, or more favorable terms, respectively, under subsequent equity issuances, not including any Qualified Financing (as defined in “—Convertible Notes”) and certain other exempt issuances, will be applicable to the conversion or exercise rights under the Convertible Notes and Class C Warrants, respectively. In addition, under a Letter Agreement between the Company and Univest as placement agent for the investors in the Units Private Placement, dated January 12, 2023 (the “January 2023 Letter Agreement”), the parties agreed that simultaneously with any adjustment to the exercise price under the Class C Warrants as a result of any equity issuances, not including any Qualified Financing and certain other exempt issuances, the number of shares of common stock that are issuable under the Class C Warrants will be increased such that the aggregate exercise price of such shares will be the same as the aggregate exercise price in effect immediately prior to the adjustment (without regard to any limitations on exercise contained in the Class C Warrants).

At the time of the Somahlution Warrants Exercise, the balance under the Convertible Notes was convertible at a conversion price of $1.75 per share and the Class C Warrants were exercisable at an exercise price of $2.25 per share. Outstanding Convertible Notes had underlying principal of $14,471,177, and outstanding Class C Warrants were exercisable to purchase a total of 16,538,473 shares of common stock. As the Somahlution Warrants Exercise constituted a financing at a lower price per share that the conversion price and exercise price of the Convertible Notes and Class C Warrants, respectively, and such financing was not a Qualified Financing, as a result of the Somahlution Warrants Exercise and pursuant to the adjustment provisions described above, the conversion price of the Convertible Notes and the exercise price of the Class C Warrants adjusted to $0.10 per share, and the number of shares of common stock into which the Convertible Notes may be converted and the Class C Warrants may be exercised to purchased increased proportionately by 1,750% and 2,225%, respectively. See “—Recent Developments – Letter Agreement to Amend Convertible Notes to Permit Conversion of Mandatory Default Amount” for a discussion of a subsequent development which further increased the number of shares of common stock into which the outstanding Convertible Notes may be converted based on the Mandatory Default Amount.

Default Under Promissory Note

On February 6, 2023, under a securities purchase agreement, the Company issued the Walleye Promissory Note to Walleye for $1,000,000 with a maturity date of May 7, 2023. The Walleye Promissory Note did not carry interest. The principal amount under the Walleye Promissory Note was required to be repaid in full on the maturity date. In the event that the principal amount was not repaid in full on the maturity date, the principal amount was to increase to $1,250,000. As of May 8, 2023, the Company had not repaid the Walleye Promissory Note. Accordingly, the principal outstanding under the Walleye Promissory Note increased to $1,250,000. See “—Cross-Default under Convertible Notes” and “—OID Units Private Placement – Second Closing of OID Units Private Placement” below for related developments.

Cross-Default Under Convertible Notes

Each of the Convertible Notes provides that any default on indebtedness of more than $100,000, other than indebtedness under the respective Convertible Notes, will also result in default under the Convertible Notes. The Convertible Notes provide that such default is not subject to any cure period. Due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by its maturity date, May 7, 2023, the Company also defaulted under the Convertible Notes on the same date. The Convertible Notes provide that due to this default, the Company became obligated to pay the Mandatory Default Amount. The Mandatory Default Amount may be declared due by each holder immediately. The aggregate Mandatory Default Amount that may be due under the Convertible Notes was $21,871,646 on the date of the default, or approximately $5.3 million more than would otherwise have been due under the Convertible Notes on the date of the default.

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

The holders of the Convertible Notes have not exercised any remedies applicable to the Convertible Notes or given notice of any intention to do so as of the date of this report. If Univest, as the appointed representative of the Convertible Note holders, remains so appointed, no investor other than Univest may pursue any remedy with respect to the Convertible Notes. However, if the amount owed due to the default is not repaid upon demand, the holders of the Convertible Notes may nonetheless seek to remove Univest from this appointed position, take possession of some or all of the Company’s and its subsidiaries’ assets, force the Company and its subsidiaries into bankruptcy proceedings, or seek other legal remedies against the Company and its subsidiaries. In such event, the Company’s business, operating results and financial condition may be materially adversely affected.

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

In connection with the Units Private Placement, we issued the Convertible Notes, which in aggregate were initially convertible into an aggregate of 8,269,228 shares of common stock. The balance outstanding under outstanding Convertible Notes as of September 30, 2023 was $19,162,953. Each Convertible Note was initially convertible into common stock of the Company at a price per share of $1.75, subject to adjustment. All outstanding Convertible Notes provide that a lower price per share under subsequent equity issuances, not including Qualified Financings, will be applied to the conversion price of the Convertible Notes, and have customary antidilution provisions. As a result of the adjustments applicable to the Convertible Notes described under “—Adjustments to Conversion Price of Convertible Notes and Exercise Price of Class C Warrants and Number of Underlying Shares”, the conversion price of the Convertible Notes was reduced to $0.10 per share. In addition, due to the event triggering of the cross-default provision under the Convertible Notes described above under “—Cross-Default Under Convertible Notes”, and the Convertible Notes Letter Agreement, the aggregate Mandatory Default Amount that may be due under the Convertible Notes was $21,871,631 on the date of the default, or approximately $5.7 million more than would otherwise have been due under the Convertible Notes on the date of the default.

The Convertible Notes mature 24 months after their issuance date and accrue 10% of simple interest per annum on the outstanding principal amount. As amended by the Convertible Notes Letter Agreement, the Convertible Notes provide that the Mandatory Default Amount or the Convertible Notes’ principal and accrued interest may be converted into shares of common stock at any time at the option of each holder at the conversion price, subject to any applicable beneficial ownership limitations on receiving shares upon such conversion. Any conversion by the holder will be applied toward the Mandatory Default Amount until it is fully converted. If the Mandatory Default Amount is fully converted, the Mandatory Default Amount and any outstanding principal and accrued interest will be fully extinguished.

As amended by the Convertible Notes Letter Agreement, the Convertible Notes provide that if at any time following the 60-day anniversary of the final closing date or termination of the Units Private Placement, and provided there is an effective registration statement permitting the issuance or resale of the shares of common stock into which the Convertible Notes may be converted, if (A) the common stock is listed on a senior national securities exchange, (B) the daily volume-weighted average price for the prior twenty (20) consecutive trading days is $6.00 or more (adjusted for splits and similar distributions) and (C) the daily trading volume is at least $1,000,000 during such 20-day period, then the Company will have the right to require the Convertible Notes to convert all or any portion of the Mandatory Default Amount then remaining under the Convertible Notes into shares of common stock at the above conversion price in effect on the mandatory conversion date.

As amended by the Convertible Notes Letter Agreement, the Convertible Notes also provide that upon the occurrence of a Qualified Financing, the conversion price of the Convertible Notes will be adjusted to the price per share equal to 75% of the price per equity security in such financing.

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

Shares of common stock may not be received pursuant to a conversion of a Convertible Note to the extent that the holder (together with any other person with which the holder is considered to be part of a “group” under Section 13 of the Exchange Act or with which the holder otherwise files reports under Section 13 and/or Section 16 of the Exchange Act) would otherwise become the “beneficial owner” (as such term is defined in the Exchange Act and the rules and regulations thereunder) of in excess of 4.99% of the shares of common stock outstanding, subject to automatic increase to 9.99% if the holder becomes a beneficial owner of more than 4.99%, subject to a requirement that any increase in the limitation will not be effective until the 61st day after notice is delivered to the Company. This limitation does not apply to certain provisions of the Convertible Notes.

The Convertible Notes have certain registration requirements as to the shares of common stock underlying the Convertible Notes upon the final closing of the Units Private Placement under the respective registration rights agreements between the Company and the purchasers of the Convertible Notes. By executing certain lock-up agreements with Univest acting as the representative of the underwriters of a proposed public offering that we no longer intend to pursue or waiver agreements with the Company, the purchasers of the Convertible Notes agreed that doing so amounted to a waiver of their rights under the respective registration rights agreements, and that any such registration rights will be afforded to such purchasers in a subsequent registration statement. The assignees of certain Convertible Notes and the holders of the Replacement Convertible Notes have also entered into a waiver and consent with the Company providing for the waiver and deferral of all registration rights applicable to the respective Convertible Notes until a date and time that the Company shall determine in its sole discretion that it may provide for such rights.

Each Convertible Note provides that its holder may vote with the shares of common stock, on an as-converted to common stock basis, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, subject to any applicable beneficial ownership limitations. Under the NRS the right to vote is generally a feature of a share of any class or series of stock of a corporation and, thus, a right granted to stockholders of a corporation. Under the NRS, convertible promissory notes (or any other form of bond, debenture or other obligation) typically do not provide holders with voting rights. However, Section 78.197 of the NRS provides that a corporation organized in Nevada “may provide in its articles of incorporation that the holder of a bond, debenture or other obligation of the corporation may have any of the rights of a stockholder in the corporation.” At the Special Stockholders Meeting, the stockholders of the Company approved the Voting Rights Amendment, and on August 16, 2023, the Company filed the Certificate of Amendment with the Nevada Secretary of State providing for, among other things, the Voting Rights Amendment, and the Certificate of Amendment became effective upon filing. Accordingly, upon the filing of the Certificate of Amendment, among other things, (i) the Company’s board of directors may grant any of the rights of stockholders to any of the holders of any of the Company’s bonds, debentures or other obligations; and (ii) all of the holders of the Convertible Notes issued between December 21, 2021 and August 12, 2022 became entitled to vote with the shares of the Company’s common stock, on an as-converted to common stock basis without actually having converted the Convertible Notes to shares of the Company’s common stock, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, as provided in the Convertible Notes. Pursuant to the Certificate of Amendment, the board of directors extended these voting rights to all other holders of the Convertible Notes issued since August 12, 2022. Accordingly, all holders of the Convertible Notes are entitled to vote with the shares of the Company’s common stock, on an as-converted to common stock basis without actually having converted the Convertible Notes to shares of the Company’s common stock, with respect to all corporate matters of the Company on which the holders of common stock are entitled to vote, as provided in the Convertible Notes.

The 2021 Placement Agency Agreement and form of unit purchase agreement relating to the Units Private Placement provide that up to $18 million and $17 million of the units containing the Convertible Notes may be sold, respectively. On August 12, 2022, we completed the final closing of the Units Private Placement.

On June 14, 2023, a Convertible Note with $119,980 underlying principal, approximately $14,693 accrued interest, and a Mandatory Default Amount of $180,123 was converted into 1,346,410 shares of common stock at the applicable conversion price of $0.10 per share at the election of the Convertible Note holder. Pursuant to the Convertible Notes Letter Agreement, the Convertible Note remains convertible into 454,819 shares of common stock.

Other Contractual Obligations and Commitments

Royalties and Other Commitments

On December 15, 2019, the Company entered into the Somahlution Agreement to acquire the Somahlution Assets, including DuraGraft®. The Somahlution Agreement was amended on March 31, 2020 and May 29, 2020 to extend the termination date. On July 30, 2020, the Company and Somahlution entered into Amendment No. 3 to the Somahlution Agreement (“Amendment No. 3”). Pursuant to the terms of this amendment, it was agreed that, as part of the Somahlution Acquisition, the Company would acquire the outstanding capital stock of Somahlution, Inc., held by Somahlution, LLC, rather than the assets of Somahlution, Inc., in addition to the Somahlution Assets. This change to the Somahlution Agreement was made comply with certain requirements with respect to the future manufacturing under Somahlution, Inc. of CE marked products for sale in the EEA. In Amendment No. 3, the Company agreed to assume certain payables of Somahlution related to clinical and medical expenses. The parties also orally agreed that the payments on the assumed debts would be recorded as a prepaid royalty against future royalties.

Pursuant to the Somahlution Agreement and in consideration of the outstanding capital stock of Somahlution, Inc., the Company agreed to pay to certain beneficial owner designees of Somahlution, among other consideration:

●	The following contingent consideration upon receiving FDA final approval and insurance reimbursement approval on the products, and in the amounts, specified below, subject to certain expiration terms, none of which had been earned or granted as of September 30, 2023:

●	DuraGraft products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales (and 5% on the first $50 million of U.S. net sales), 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;

■	Payment on a pro rata basis of 10% of the cash value of rare pediatric voucher sales following FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product;

■	Following the FDA approval and subsequent sale to an unaffiliated third party of a rare pediatric voucher based on Somahlution’s DuraGraft product, grant of warrants on a pro rata basis to purchase an aggregate of 250,000 shares of common stock with a term of five years and a strike price determined based on the average of the closing prices of the common stock for the 30 calendar days following the date of the public announcement of FDA approval; and

■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

●	Somahlution derived solid organ transplant products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;

■	Upon the sale of DuraGraft products, the Company will pay pro rata the Somahlution designees 15% of the net sale proceeds towards the liquidation preference maximum amount of $20 million described below;

●	Somahlution Assets-derived over-the-counter products:

■	Royalties to be paid on all net sales of the product of 6% on the first $50 million of international net sales, 4% for greater than $50 million up to $200 million, and 2% for greater than $200 million;

○	Other Somahlution Assets-derived products from existing Somahlution pipelines:

■	Royalties to be paid on all net sales of the product of 1%; and

●	A liquidation preference, up to a maximum of $20 million, and the Company will pay 15% of the net sale proceeds towards the liquidation preference maximum amount upon the sale by the Company of all or substantially all of the Somahlution Assets.

For additional discussion of this transaction, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” of the 2022 Form 10-K.

Office and Laboratories Space Lease

The Company has entered into arrangements for office and laboratories spaces. As at September 30, 2023, minimum lease payments in relation to lease commitments were payable as outlined in “Note 4 – Leases”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Other Promissory Notes

On October 23, 2022, the Company issued a note payable to Hub International Limited for $204,050 bearing interest at the annual rate of 6.75% per annum, due September 23, 2023, payable monthly starting November 23, 2022. As of September 30, 2023, the balance of note payable due was $0 (December 31, 2022 - $164,729).

On December 28, 2022, the Company issued the Hexin Promissory Note for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023. For the three and nine months ended September 30, 2023, the Company accrued $25,914 and $64,133 in interest on the promissory note (September 30, 2022 - $0 and $0 respectively). On May 30, 2023, Hexin agreed to cancel and exchange the Hexin Promissory Note for the issuance of 11,764,710 OID Units as described above under “—Third Closing of OID Units Private Placement”.

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

As part of the My Health Logic acquisition, Marizyme assumed an aggregate of $468,137 in notes payable. The notes were unsecured, and bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable by issuing Convertible Notes in exchange for these notes’ cancellation in connection with the Units Private Placement during the year ended December 31, 2022 (see “Note 7 – Convertible Promissory Notes and Warrants”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q ). For the nine months ended September 30, 2023, the Company accrued $10,235 in interest on the notes payable (September 30, 2022 - $4,501). As of September 30, 2023, the balance of the remaining note payable was $241,404 (December 31, 2022 - $218,100). The note is in default for non-payment.

Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and had an accumulated deficit of $141,570,688 as of September 30, 2023 (December 31, 2022 - $85,989,433). Additionally, the Company had negative working capital of $47,354,926 as of September 30, 2023 (December 31, 2022 - $966,464) and $474,944 as of September 30, 2023 (December 31, 2022 - $510,865) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred Offering Cost

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of September 30, 2023, the Company had recorded deferred offering costs of $Nil  (December 31, 2022 - $387,412) reported as a prepaid expense on the accompanying balance sheets, and expensed $1,203,537 of deferred offering costs in connection with the extinguishment of indebtedness pursuant to exchange agreements in November 2021 and December 2021 which provided for the cancellation and exchange of certain outstanding convertible promissory notes. See “Note 7 – Convertible Promissory Notes and Warrants” included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $406,000 increase and $800,000 decrease in fair value of these liabilities, respectively (September 30, 2022 – $1,999,000 decrease and $899,000 increase, respectively). At September 30, 2023, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $627,000 (December 31, 2022 – $1,427,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $1,262,000 and $466,000 increase in fair value of this liability, respectively (September 30, 2022 – $516,000 decrease and $1,288,000 increase, respectively). At September 30, 2023, the fair market value of royalty payments was $5,868,000 (December 31, 2022 – $5,402,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $10,000 decrease and $22,000 increase in fair value of this liability, respectively (September 30, 2022 – $8,000 and $56,000 decrease, respectively). At September 30, 2023, the fair market value of rare pediatric voucher sales liability was $1,077,000 (December 31, 2022 – $1,055,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and nine months ended September 30, 2023 and 2022. At September 30, 2023, the fair market value of liquidation preference was $1,823,000 (December 31, 2022 – $1,823,000).

The derivative liabilities consist of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to certain convertible promissory notes and warrants transactions (see “Note 7 – Convertible Promissory Notes and Warrants”, included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q).

The detachable warrants attached to the OID Convertible Notes (See Note 7) met the definition of a derivative liability. These warrants were valued using the Black-Scholes pricing method. The following weighted average assumptions were used in the Black-Scholes option pricing model: risk free rate of 4.76%, expected volatility of 253.46%, expected dividend of $Nil, and expected life of 0.56 years. For the three and nine months ended September 30, 2023, changes in these assumptions resulted in a $14,454,397 increase in fair value of this liability (September 30, 2022 – $Nil). At September 30, 2023, the fair market value of the detachable warrant liability was $25,555,092 (December 31, 2022 – $Nil).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of September 30, 2023, and December 31, 2022, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
September 30, 2023	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$25,555,092
Contingent liabilities	-	-	9,395,000
Total	$-	$-	$34,950,092

	Fair Value Hierarchy
December 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	9,707,000
Total	$-	$-	$14,530,725

The following table provides a rollforward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities	Derivative Liabilities	Contingent Liabilities
Balance at December 31, 2022	$4,823,725	$9,707,000
Change in fair value of contingent liabilities	-	(312,000)
Derivative liabilities extinguished pursuant to Unit Purchase Agreement (Note 7)	(4,823,725)	-
Derivative liabilities issued pursuant to OID Purchase Agreement (Note 7)	11,100,695	-
Change in fair value of derivative liabilities	14,454,397	-
Balance at September 30, 2023	$25,555,092	$9,395,000

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

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report on Form 10-Q an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

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

In connection with our preparation of our interim condensed consolidated financial statements for the nine months ended September 30, 2023, we identified material weaknesses in our disclosure controls and procedures due to the material weaknesses in internal control over financial reporting related to the following:

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

Changes in Internal Control Over Financial Reporting

As discussed above, management intends to remediate the material weakness in internal control over financial reporting identified above. In the three months ended September 30, 2023, the Company took the following steps in order to improve its internal controls over financial reporting:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the three-month period ended September 30, 2023, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report on Form 8-K and we did not repurchase any of our common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10-12G filed on September 12, 2018)
3.6	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.7	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.8	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 3, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2022)
3.9	Certificate of Amendment Pursuant to NRS 78.380 & 78.390 to the Articles of Incorporation filed with the Nevada Secretary of State on December 30, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2023)
3.10	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 5, 2023 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on January 17, 2023)
3.11	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 4:45 PM Pacific time (incorporated by reference to Exhibit 3.4 to Form 8-K filed on January 17, 2023)
3.12	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:00 PM Pacific time (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 17, 2023)
3.13	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:15 PM Pacific time (incorporated by reference to Exhibit 3.6 to Form 8-K filed on January 17, 2023)
3.14	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on May 15, 2023 (incorporated by reference to Exhibit 3.7 to Form 8-K filed on May 18, 2023)
3.15	Certificate of Amendment Pursuant to Nevada Revised Statutes 78.380 & 78.390, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 16, 2023 (incorporated by reference to Exhibit 3.15 to Form 10-Q filed on August 18, 2023)
3.16	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
4.1	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 12, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 18, 2023)
4.2	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 12, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 18, 2023)
4.3	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 12, 2022 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 18, 2023)
4.4	Form of Placement Agent Warrant as to 15% Original Issue Discount Unsecured Subordinated Convertible Promissory Notes (incorporated by reference to Exhibit 4.4 to Form 8-K filed on May 18, 2023)
4.5	Form of Placement Agent Warrant as to Class E Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.5 to Form 8-K filed on May 18, 2023)
4.6	Form of Placement Agent Warrant as to Class F Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.6 to Form 8-K filed on May 18, 2023)
4.7	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 24, 2023)
4.8	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 22, 2023 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 24, 2023)
4.9	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Hexin Global Ltd., dated May 30, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 5, 2023)
4.10	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 30, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 5, 2023)

4.11	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated May 30, 2023 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on June 5, 2023)
4.12	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 30, 2023 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on June 5, 2023)
4.13	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 30, 2023 (incorporated by reference to Exhibit 4.5 to Form 8-K filed on June 5, 2023)
4.14	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Walleye Opportunities Master Fund Ltd, dated May 30, 2023 (incorporated by reference to Exhibit 4.6 to Form 8-K filed on June 5, 2023)
4.15	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Frank Maresca, dated May 30, 2023 (incorporated by reference to Exhibit 4.7 to Form 8-K filed on June 5, 2023)
4.16	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Frank Maresca, dated May 30, 2023 (incorporated by reference to Exhibit 4.8 to Form 8-K filed on June 5, 2023)
4.17	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Frank Maresca, dated May 30, 2023 (incorporated by reference to Exhibit 4.9 to Form 8-K filed on June 5, 2023)
4.18	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Hexin Global Ltd., dated July 10, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 12, 2023)
4.19	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated July 10, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 12, 2023)
4.20	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Hexin Global Ltd., dated July 10, 2023 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on July 12, 2023)
4.21	Class C Common Stock Purchase Warrant, dated July 25, 2023, issued to Univest Securities, LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 31, 2023)
4.22	Class C Common Stock Purchase Warrant, dated July 25, 2023, issued to Bradley Richmond (incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 31, 2023)
4.23	10% Secured Convertible Promissory Note, dated July 25, 2023, issued to Univest Securities, LLC (incorporated by reference to Exhibit 4.3 to Form 8-K filed on July 31, 2023)
4.24	10% Secured Convertible Promissory Note, dated July 25, 2023, issued to Bradley Richmond (incorporated by reference to Exhibit 4.4 to Form 8-K filed on July 31, 2023)
4.25	Placement Agent Warrant, dated July 25, 2023, issued to Univest Securities, LLC (incorporated by reference to Exhibit 4.5 to Form 8-K filed on July 31, 2023)
4.26	Placement Agent Warrant, dated July 25, 2023, issued to Bradley Richmond (incorporated by reference to Exhibit 4.6 to Form 8-K filed on July 31, 2023)
4.27	Form of 15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc., dated August 30, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 5, 2023)
4.28	15% Original Issue Discount Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc. to Frank Maresca Jr., dated August 30, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 5, 2023)
4.29	Form of Class E Common Stock Purchase Warrant issued by Marizyme, Inc., dated August 30, 2023 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 5, 2023)
4.30	Class E Common Stock Purchase Warrant issued by Marizyme, Inc. to Frank Maresca Jr., dated August 30, 2023 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on September 5, 2023)
4.31	Form of Class F Common Stock Purchase Warrant issued by Marizyme, Inc., dated August 30, 2023 (incorporated by reference to Exhibit 4.5 to Form 8-K filed on September 5, 2023)
4.32	Class F Common Stock Purchase Warrant issued by Marizyme, Inc. to Frank Maresca Jr., dated August 30, 2023 (incorporated by reference to Exhibit 4.6 to Form 8-K filed on September 5, 2023)
4.33	Form of Placement Agent Warrant with respect to 15% Original Issue Discount Unsecured Subordinated Convertible Promissory Notes (incorporated by reference to Exhibit 4.7 to Form 8-K filed on September 5, 2023)
4.34	Form of Placement Agent Warrant with respect to Class E Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.8 to Form 8-K filed on September 5, 2023)
4.35	Form of Placement Agent Warrant with respect to Class F Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.9 to Form 8-K filed on September 5, 2023)
4.36	Placement Agent Warrant, dated October 3, 2023, issued to Univest Securities, LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 4, 2023)
4.37	Placement Agent Warrant, dated October 3, 2023, issued to Bradley Richmond (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 4, 2023)
10.1	Waiver and Consent between Marizyme, Inc. and Waichun Logistics Technology Ltd, dated as of April 12, 2023 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 18, 2023)
10.2	Form of Letter Agreement, dated April 13, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 20, 2023)
10.3	Unit Purchase Agreement between Marizyme, Inc. and each investor identified on Appendix A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2023)

10.4	Registration Rights Agreement between Marizyme, Inc. and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 18, 2023)
10.5	Placement Agency Agreement between Marizyme, Inc. and Univest Securities, LLC, dated April 27, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 18, 2023)
10.6	Unit Purchase Agreement between Marizyme, Inc. and each investor identified on Appendix A thereto, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023)
10.7	Registration Rights Agreement between Marizyme, Inc. and each of the several purchasers signatory thereto, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023)
10.8	Cancellation and Exchange Agreement between Marizyme, Inc. and Hexin Global Ltd., dated as of May 30, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 5, 2023)
10.9	Cancellation and Exchange Agreement between Marizyme, Inc. and Walleye Opportunities Master Fund Ltd, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 5, 2023)
10.10	Cancellation and Exchange Agreement between Marizyme, Inc. and Frank Maresca, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 5, 2023)
10.11	Form of Waiver and Consent with respect to certain registration and exercise rights dated on or around June 9, 2023 (incorporated by reference to Exhibit 10.48 to Registration Statement on Form S-1 filed on July 18, 2023)
10.12	Unit Purchase Agreement between Marizyme, Inc. and the investor identified on Appendix A thereto, dated July 10, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12, 2023)
10.13	Registration Rights Agreement between Marizyme, Inc. and the purchaser signatory thereto, dated July 10, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 12, 2023)
10.14	Amendment to Registration Rights Agreement, dated July 6, 2023, between Marizyme, Inc. and each of the several investors signatory thereto (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 12, 2023)
10.15	Waiver and Consent between Marizyme, Inc. and Waichun Logistics Technology Ltd, dated as of April 12, 2023 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 18, 2023)
10.16	Waiver and Consent between Marizyme, Inc. and Bologna Family Restaurant Spa, dated as of June 5, 2023
10.17	Waiver and Consent between Marizyme, Inc. and Allesia Solimeo, dated as of July 20, 2023
10.18	Waiver and Consent between Marizyme, Inc. and Alessandro Solimeo, dated as of July 21, 2023
10.19	Letter Agreement between Marizyme, Inc. and Outside The Box Capital Inc., dated as of August 17, 2023
10.20	Unit Purchase Agreement between Marizyme, Inc. and the investors identified on Appendix A thereto, dated as of August 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 5, 2023)
10.21	Registration Rights Agreement between Marizyme, Inc. and the purchasers signatory thereto, dated as of August 30, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 5, 2023)
10.22	Cancellation and Exchange Agreement between Marizyme, Inc. and Frank Maresca Jr., dated as of August 30, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 5, 2023)
10.23	Waiver and Consent between Marizyme, Inc. and Pioneer Capital Anstalt, dated as of September 7, 2023 (incorporated by reference to Exhibit 10.60 to Registration Statement on Form S-1/A filed on October 12, 2023)
10.24	Letter Agreement between Marizyme, Inc. and Univest Securities, LLC, as Unitholder Representative for the Investors, dated October 3, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 4, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	MARIZYME, INC.

/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

