Form 10-K
period 2023-12-31
MARIZYME, INC.
filed 2024-05-13
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,310,195, based upon the closing price on that date of the common stock of the registrant on the OTCQB of $0.08. Shares held by each executive officer and director and by each person who owned 10% or more of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s shares of common stock outstanding was 131,793,088 as of May 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MARIZYME, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2023

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of May 13, 2024 and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Risks Related to Our Business

●	We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future. Moreover, our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

●	We defaulted under the Convertible Notes, and as a result, the Convertible Note holders may accelerate amounts owed under such Convertible Notes and seek to take possession the assets securing our obligations. Our other indebtedness could also expose us to risks that could adversely affect our business, financial condition and results of operations.

●	Management identified a material weakness in our internal controls, and filature to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

●	If we continue to fail to company with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our securities’ prices could decline significantly and raising capital could be more difficult.

●	Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

●	We have limited working capital.

●	We have a limited operational history.

●	If we fail to retain current members of our senior management, or to identify, attract, integrate and retain additional key personnel, our business will be harmed.

●	If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.

●	We will require substantial additional funding which may not be available to us on acceptable terms, or at all. Failing to raise the necessary additional capital could force us to delay, reduce, eliminate or abandon growth initiatives, development or commercialization of our technologies and products.

●	We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.

●	Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

●	The medical device market is highly competitive, and we may not be able to effectively compete against other providers of medical devices, particularly those with greater resources.

●	Our future performance may depend on the success of products we have not yet developed or acquired.

●	Our products may never achieve market acceptance.

●	We may delay or terminate the development or acquisition of a product at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop or acquire.

●	We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.

●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.

●	Competitors may violate our intellectual property rights, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.

●	We may be dependent on third-party manufacturers since we will not initially directly manufacture our products.

●	We currently have no marketing and sales organization and have limited experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities in the United States, we may not be able to generate substantial product revenue.

●	The COVID-19 pandemic has adversely impacted the Company’s supply chain and could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.

Risks Related to Government Regulation

●	Only one of our products has been authorized for marketing in the United States, other products may not be granted authorization, and any authorization may be subject to significant limitations.

●	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

●	Even if we receive regulatory approval for any product we may develop or acquire, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

●	Healthcare reform measures could hinder or prevent our products’ commercial success.

●	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to This Offering and Ownership of Our Securities

●	Our efforts to obtain and maintain a listing of our common stock on the Nasdaq Capital Market may fail and may not prevent, or may cause, the decline of the value of your common stock.

●	Substantial future sales or issuances of our securities, or the perception in the public markets that these sales or issuances may occur, may depress the price of our common stock. Also, future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause the prices of our common stock to fall.

ITEM 1. BUSINESS

Company Overview

Marizyme, Inc. (“Marizyme” or the “Company”) is a medical technology company changing the landscape of cardiac care by delivering innovative solutions for coronary artery bypass graft (CABG) surgery.

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

With DuraGraft receiving its FDA clearance, Marizyme is now working toward its utilization and revenue generation in the United States. The U.S. commercialization plan is focused on penetrating and driving utilization in hospital integrated networks and the cardiac suite, utilizing a small targeted and efficient direct sales force, direct sales targeting with patient focus on diabetics, and high-risk patients and utilizing digital marketing. The Company intends to generate revenues based on its persuasive clinical data and indication for use.

As part of its U.S. commercialization plan, Marizyme has been working with a large hospital integrated network to execute on a strategic collaboration for a planned multi-center randomized DuraGraft™ clinical trial in the U.S. and a utilization agreement to use DuraGraft™ across a large network of hospitals.

These initiatives will be in addition to continued efforts to expand DuraGraft™ sales in Europe and Asia. The Company continues to work closely with distributors in Austria, Spain, the United Kingdom, Italy, Singapore, Turkey, and the Philippines, among others.

We also continue to focus on the development of MAR-FG-001, a technology for use in fat grafting procedures formulated as a tumescent solution base for protecting adipose tissue during adipose tissue harvesting and storage.

We have either paused or significantly slowed down the development of our other pipeline technologies, including Krillase, and MATLOC. Our MATLOC CKD point-of-care device is still being developed through a Sponsored Research Agreement, or SRA. An SRA is an agreement (which may be classified as a grant, contract or cooperative agreement) under which one party (the “Sponsor”) provides funding to a second party to support the performance of a specified research project or related activity. The Sponsor may be a foundation, government agency, for-profit entity, research institute, or another university. Apart from the SRA, no additional capital is going to the Krillase or MATLOC pipeline technologies.

In the near term, we expect to generate revenue primarily from the sale of DuraGraft through the expansion of our international marketing efforts by our distribution partners in Europe and in other countries that accept CE marking. We intend to commercialize DuraGraft in the U.S. primarily through hospital integrated networks using our own direct sales force. We anticipate that once we commence marketing and sales operations for DuraGraft in the U.S., we will be able to generate sustainable revenue growth and continue the expansion od DuraGraft and expedite the development of MAR-FG-001 into medical products.

Our Corporate History and Structure

Marizyme, Inc. is a Nevada corporation that was incorporated on March 20, 2007. From 2007 to early 2018, we operated under a number of different names with different management teams and in different industries. We changed our name to Marizyme, Inc. on March 21, 2018, to reflect our new life science focus, and at that time we also changed our common stock ticker symbol to “MRZM.”

In September 2018, we acquired assets relating to Krillase®, a technology intended for the treatment of certain harmful blockages, plaque and biofilms, from ACB Holding AB, Reg. No. 559119-5762, a company incorporated and organized under the laws of Sweden (“ACB Holding”). In July 2020, we acquired from Somahlution, Inc., a Delaware corporation (“Somahlution, Inc.”), Somahlution, LLC, a Delaware limited liability company (“Somahlution, LLC”), and Somaceutica LLC, a Delaware limited liability company (“Somaceutica LLC”), which we refer to together as “Somahlution,” all of the assets of Somahlution, including our DuraGraft-related assets, as well as the outstanding capital stock of Somahlution, Inc., which we refer to as the “Somahlution Assets.” In December 2021, we acquired My Health Logic and assets relating to MATLOC®, a technology intended for the screening of biomarkers relating to CKD, from Health Logic Interactive Inc. (“HLII”). In connection with the My Health Logic acquisition, David Barthel, former chief executive officer of HLII and My Health Logic, became our Chief Executive Officer and a member of our board of directors; George Kovalyov, previously the chief operating officer and a director of HLII, became our Chief Financial Officer and Treasurer; and Harrison Ross, previously the Chief Financial Officer of HLII, became our Vice President of Finance.

The Company previously planned to develop and commercialize FDA-approved products based on the Krillase assets. We suspended these plans due to our determination to prioritize the completion of regulatory processes to obtain FDA authorization for the commercialization of DuraGraft in the United States and the development of a functional MATLOC device prototype and MAR-FG-001-based viable products. We intend to maintain the Krillase assets for potential future development and commercialization or disposition. Any determination as to these matters would be based on a number of factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Factors Affecting Our Financial Performance” for a summary of factors that we may consider in this respect.

There is no assurance that any of our intellectual property assets will ever be developed and fully commercialized and generate significant revenues or will ever attract significant interest from potential buyers or investors. See “Risk Factors – Risks Related to Our Business – We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.”

Our Products

DuraGraft®

Through our acquisition of the Somahlution Assets in July 2020, we acquired key intellectual assets based on a patent-protected cytoprotective platform technology designed to reduce ischemic injury to organs and tissues in grafting and transplantation surgeries. These assets include DuraGraft, a first-in-class, De Novo granted and CE marked intra-operative vascular graft storage and flushing solution used during CABG surgeries.

DuraGraft is the first and only medical product that has received authorization by the FDA for marketing for use as an intra-operative vascular conduit storage and flushing solution used during CABG surgeries.

Further, DuraGraft carries CE marking and is approved for marketing in 36 countries outside the United States on three continents, including all countries in the European Union, or the EU, including Spain, Austria, Ireland, Germany, and Italy, as well as countries outside the EU including the United Kingdom, or the UK, Turkey, Switzerland, Chile, and the Philippines. DuraGraft is also the only patented product for this indication. The DuraGraft patent portfolio includes granted patents and pending applications in over 30 countries throughout the world, including patents granted in the United States, Europe, Australia, India, Argentina, South Africa, Mexico, and several Asian countries.

Cardiac care is a large and growing industry. According to the U.S. Centers for Disease Control and Prevention, or CDC, the estimated average annual US cost of coronary heart disease is $219 billion (Centers for Disease Control and Prevention, Office of Policy, Performance, and Evaluation, “Health Topics – Heart Disease and Heart Attack.” POLARIS, August 17, 2021). According to a market analysis report, the size of the CABG procedures market globally was approximately $10.2 billion as of 2022 (Rahul Gotadki, Market Research Future, “Coronary Artery Bypass Graft Market Research Report Information By Type (Off-Pump, On-Pump, Minimally Invasive Direct CABG, Endoscopic Vein Harvesting and Others), By Procedure (Single CABG Surgery, Double CABG Surgery, Triple CABG Surgery, Quadruple CABG Surgery and Others), By End-User (Hospitals, Cardiology Clinics, Research Institutes and Others), and By Region (North America, Europe, Asia-Pacific, And Rest Of The World) – Market Forecast Till 2030.”, July 2023). The same source reports that this market is forecast to increase at a compound annual growth rate, or CAGR, of 8.20% between 2023 and 2030. Globally, it is estimated that more than 1 million CABG procedures are performed worldwide each year (Gaudino, Mario, Weill Cornell Medicine, “Method Using Artery for Coronary Artery Bypass Linked to Better Long-term Outcomes Than Using Vein,” July 14, 2020), with procedures performed in the U.S. being a substantial percentage of the total global procedures performed. According to the American Heart Association, CABG is the most common type of open-heart surgery in the United States with more than 500,000 surgeries performed each year (The Society of Thoracic Surgeons, “Coronary Artery Bypass Grafting (CABG).” The Patient Guide to Heart, Lung, and Esophageal Surgery, May 2019).

DuraGraft™ is the first and only FDA cleared medical device for use as an intra-operative vascular conduit storage and flushing solution used during CABG surgeries and is intended for the flushing and storage of the saphenous vein grafts used in CABG surgery.

This is important because 30% of vein grafts fail in the first year following CABG surgery and ~ 49% fail at the patient level (due to a patient having multiple vein grafts). This means repeat CABG surgery procedures, increasing the risk of additional vein graft failures and putting financial strain on hospital systems.

With DuraGraft™, patients can benefit through:

●	Reduced wall thickening, which is the earliest detectable sign of vein graft disease.
●	Prevention of oxidative damage, therefore slowing the progression of vein graft failure.

○	Oxidative damage is the primary mediator of ischemic injury.
○	The reduction of oxidative damage maintains the structural and functional integrity of vascular conduits.

●	Reduced mortality – DuraGraft was shown to reduce mortality at 3 years post-CABG.

Hospitals and Physicians receive benefits through:

●	Increased storage time (four hours)
●	No change in training or the surgical procedure
●	Increased savings through the reduction of repeat procedures and hospital stays.

The mechanism of action for DuraGraft is through the reduction of oxidative damage which maintains the structural and functional integrity of vascular conduits.

Marketing DuraGraft

Having received FDA authorization for marketing of DuraGraft, we are proceeding with our plans to commercialize DuraGraft in the United States and continue to generate international revenue growth from sales of DuraGraft. In the U.S. marketplace, we intend to employ a small direct sales force focusing on marketing and sales to hospital integrated networks. We have also begun the process of developing the U.S. CABG market for DuraGraft with select clinical studies, the development of known opinion leaders, or KOLs, the promotion of existing publications, and digital marketing. We will also seek to develop and commercialize additional applications for the technology underlying DuraGraft.

Our DuraGraft commercialization plan using its CE marking and existing distribution partners in select European and Asian countries resumed in the second quarter of 2022, with a targeted approach based on market access, existing KOLs, clinical data and revenue penetration. In Europe and elsewhere, we will continue our DuraGraft marketing efforts relying on our DuraGraft CE marking and our distribution partners. The CE marking signifies that DuraGraft may be sold in the EEA and that DuraGraft has been assessed as meeting safety, health, and environmental protection requirements. We are currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Spain, Austria, Switzerland, Germany, Chile, Turkey, Italy, and the UK among others.

MATLOC®

In December 2021, we acquired My Health Logic, its lab-on-chip technology platform and its in-development patient-centric, digital point-of-care screening and diagnostic device, MATLOC. Our MATLOC CKD point-of-care device is still being developed through a Sponsored Research Agreement, otherwise all capital and effort toward the project has been paused due to the capital position of the Company.

MAR-FG-001

In November 2021, we reinitiated the development of MAR-FG-001, our fat grafting technology. MAR-FG-001 is a tumescent solution base for fat grafting procedures that may be used for plastic and cosmetic surgeries. The Company intends to develop MAR-FG-001 for use during these and other fat grafting procedures.

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

The global market for autologous fat grafting was estimated to be $699.96 million in 2021 and was projected to grow at a CAGR of 8.62% until 2028 (“Global Autologous Fat Grafting Market – Industry Trends and Forecast to 2028,” Data Bridge Market Research, December 2020). Growing preference for the use of non-invasive aesthetic techniques in skin rejuvenation, more rapid recovery with lesser allergic risks and reduced downtime compared to other procedures are some of the factors contributing to increasing demand. The adoption rate for autologous fat grafting procedures in the United States was 2.2% of all augmentation and reconstruction procedures as of 2018, suggesting significant potential for growth of adoption of these procedures (“Autologous Fat Grafting Market Analysis By Product (Integrated Fat Transfer Systems, Aspiration and Harvesting Systems, Liposuction Systems, Fat Processing Systems, De-epithelialization Devices), By Application & Region - Global Market Insights 2021 to 2031,” Fact.MR, March 2022). With approximately 22.4 million plastic surgeries performed in the United States in 2020 (American Society of Plastic Surgeons, “Plastic Surgery Statistics Report – 2020,” April 27, 2021), there is potential for widespread implementation of innovative fat grafting systems.

MAR-FG-001 is currently in development and is not yet available for sale in any markets.

Our Competitive Strengths

We believe that the following competitive strength will enable us to compete effectively:

●	Superior, first-in-class vascular graft storage and flushing solution. DuraGraft is the first and only medical product that has received authorization by the FDA for marketing for use as an intra-operative vascular conduit storage and flushing solution used during CABG surgeries. DuraGraft is also the only product certified for marketing in Europe and other jurisdictions for this indication.

Our Growth Strategies

We will strive to grow our business by pursuing the following key growth strategies:

●	Commercialize DuraGraft.
●	Develop MAR-FG-001 fat grafting technology and related products.

The strategic plans described above will require capital. We will not receive any of the required capital in this offering except upon the exercise of warrants held by the selling stockholders for issuance of the shares of common stock that are being registered for resale by the registration statement of which this prospectus forms a part. There can be no assurances that we will be able to raise the capital that we need to execute our plans or that capital, whether through securities offerings, either private or public, will be available to us on acceptable terms, if at all. An inability to raise sufficient funds could cause us to scale back our development and growth plans or discontinue them altogether. IIn addition, the Company is dependent upon certain contract manufacturers and suppliers and their ability to reliably and efficiently fulfill its orders is critical to the Company’s business success. The COVID-19 pandemic has impacted and may continue to impact certain of the Company’s manufacturers and suppliers. As a result, the Company has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect the Company’s business and financial results.

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

For further discussion of the impact of the COVID-19 pandemic on our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors – Risks Related to Our Business – The COVID-19 pandemic has adversely impacted the Company’s supply chain and could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.”

Our Growth Strategies

We will strive to grow our business by pursuing the following key growth strategies:

●	Commercialize DuraGraft and related products. Continue (i) the distribution of DuraGraft, in Europe and other countries that accept the CE marking and (ii) the development, regulatory approval and commercialization of DuraGraft in the United States. Having received FDA authorization for marketing of DuraGraft, we are proceeding with our plans to commercialize DuraGraft in the United States and continue to generate international revenue growth from sales of DuraGraft
●	Develop MAR-FG-001 fat grafting technology and products. Continue with the development of MAR-FG-001 to validate its protective abilities and its improvements to the retention of fa

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

As of May 13, 2024, we own the following patents:

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

As of May 13, 2024, we are the licensee of the following patents:

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

As of May 13, 2024, we own the following trademarks:

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

Manufacturing, Distribution and Marketing

We do not own or operate, and currently have no plans to establish, any manufacturing or distribution facilities. We expect to rely on third parties for the manufacture and distribution of the medical technology devices that we commercialize.

Having received FDA authorization for marketing of DuraGraft, we are proceeding with our plans to commercialize DuraGraft in the United States and continue to generate international revenue growth from sales of DuraGraft. In the U.S. marketplace, we intend to employ a small direct sales force focusing on marketing and sales to hospital integrated networks. We have also begun the process of developing the U.S. CABG market for DuraGraft with select clinical studies, the development of KOLs, the promotion of existing publications, and digital marketing. We will also seek to develop and commercialize additional applications for the technology underlying DuraGraft. In Europe and elsewhere, we will continue our DuraGraft marketing efforts relying on our DuraGraft CE marking and our distribution partners. The CE marking signifies that DuraGraft may be sold in the EEA and that DuraGraft has been assessed as meeting safety, health, and environmental protection requirements. We are currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Spain, Austria, Switzerland, Germany, Chile, Turkey, Italy, and the UK among others.

After the development of a functional MATLOC prototype and further development of MAR-FG-001, we intend to enter into a commercialization arrangement with strategic and distribution partners who will be responsible for the marketing and sales of these technology platforms. If we are not able to find appropriate strategic and distribution partners or our partners are unable to achieve our sales goals, we will need to develop our own marketing and sales capabilities, which we expect would require more time and resources. As we do not anticipate obtaining FDA marketing authorization for MATLOC and MAR-FG-001 products within the near-term future, we intend to market MATLOC and MAR-FG-001 in other jurisdictions in which we may sell related products.

Our marketing and sales strategies in non-U.S. markets integrate a digital and social marketing campaign, and we also plan to use this type of marketing in the United States for any product that receives FDA approval.

Seasonality and Cyclicality

Our operating results and operating cash flows have not been subject to significant seasonal variations. We do not expect this pattern to change in the near term.

Employees

As of May 13, 2024, the Company had 11 full-time employees and two full-time consultants.

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

Risks Related to Our Business

We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future. Moreover, our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of approximately $151.34 million and $86.0 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire, or license technologies, advance other medical devices into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily because of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

We defaulted under the Convertible Notes and, as a result, the Convertible Note holders may accelerate amounts owed under such Convertible Notes and seek to take possession the assets securing our obligations. Our other indebtedness could also expose us to risks that could adversely affect our business, financial condition and results of operations.

We defaulted under the Convertible Notes due to a cross-default provision that was triggered by the non-repayment of principal under a promissory note on May 7, 2023. Under the terms of the Convertible Notes, the aggregate amount that may be due is $14.3 million, or approximately $5.7 million more than would otherwise have been due under the Convertible Notes. Under the unit purchase agreement entered into on May 27, 2021 with certain holders of several of the Convertible Notes, each of the Company’s subsidiaries entered into a guaranty to guarantee the repayment of the Company’s obligations under the Convertible Notes, and the Company and its subsidiaries entered into security agreements granting security interests in all of their respective assets for up to the dollar value owed under the respective Convertible Notes. The respective Convertible Notes were issued for aggregate principal of approximately $1.2 million. Under each unit purchase agreement entered into with respect to subsequent issuances of the Convertible Notes, the Company and its subsidiaries were obligated to enter into similar security agreements and guaranties, but did not do so.

The holders of the Convertible Notes have not exercised any remedies applicable to the Convertible Notes or given notice of any intention to do so as of the date of this prospectus. If Univest Securities, LLC (“Univest”), as the appointed representative of the Convertible Note holders, remains so appointed, no investor other than Univest may pursue any remedy with respect to the Convertible Notes. However, if the amount owed due to the default is not repaid upon demand, the holders of the Convertible Notes may nonetheless seek to remove Univest from this appointed position, take possession of some or all of the Company’s and its subsidiaries’ assets, force the Company and its subsidiaries into bankruptcy proceedings, or seek other legal remedies against the Company and its subsidiaries. In such event, the Company’s business, operating results and financial condition may be materially adversely affected.

In addition to the Convertible Notes, we have incurred indebtedness under the OID Convertible Notes in the aggregate principal amount of $7.0 million. The OID Convertible Notes accrue interest at 10% and will mature on various dates from February 12, 2024 to August 6, 2024. We have also incurred trade debts to various vendors. In the future, we may incur additional indebtedness.

Even if the holders of the Convertible Notes do not pursue remedies in response to our default under the Convertible Notes, our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;

●	limiting our ability to obtain additional financing;

●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

●	limiting our flexibility to plan for, or react to, changes in our business; and

●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay any indebtedness that we may incur. The OID Convertible Notes contain restrictive covenants, including cross-default provisions, that are similar to the Convertible Notes. In addition, any future indebtedness that we may incur may also contain financial and other restrictive covenants that will limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with such covenants or to make payments under any of our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full and cross-default or cross-acceleration under our other indebtedness and other liabilities.

Management has determined that disclosure controls and procedures and internal control over financial reporting were not effective, identified a material weakness in our internal controls, and a failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its securities.

Our management determined that our disclosure controls and procedures and internal control over financial reporting, or ICFR, were not effective due to a material weakness in ICFR as of December 31, 2023.

A “material weakness” is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, we have taken, and plan to continue to take, measures to remediate the Company’s internal weaknesses in ICFR. However, the implementation of these measures may not address any control deficiencies in our ICFR. Our failure to address any control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. Failure to report its financial information on an accurate or timely basis may thereby subject the Company to adverse regulatory consequences, including sanctions by the SEC or violations of applicable securities exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the lack of timeliness or reliability of its financial statements. Confidence in the reliability of the Company’s financial statements may suffer due to the Company’s reporting of a material weakness in its ICFR. This could materially adversely affect the Company’s business, financial condition, results of operations and prospects and lead to a decline in the price of its common stock.

If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our securities’ prices could decline significantly and raising capital could be more difficult.

If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, the prices of our securities could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading prices of our securities could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

Therefore, our ICFR does not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our securities less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and trading prices for our securities may be negatively affected.

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

If a company determines that it does not qualify for smaller reporting company status because it exceeded one or more of the above thresholds, it will remain unqualified unless when making its annual determination it meets certain alternative threshold requirements which will be lower than the above thresholds if its prior public float or prior annual revenues exceed certain thresholds.

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

Even if our common stock is listed on the Nasdaq Capital Market, we may utilize an exemption from certain corporate governance requirements for “smaller reporting companies” that could have an adverse effect on our public stockholders.

Under Nasdaq rules, a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is not subject to certain corporate governance requirements otherwise applicable to companies listed on the Nasdaq Capital Market. For example, a smaller reporting company is exempt from the Nasdaq requirement of having a compensation committee comprised solely of directors meeting certain enhanced independence standards, as long as the compensation committee has at least two members who do meet such standards. Although we have determined not to avail ourselves of this or other exemptions from Nasdaq requirements that are or may be afforded to smaller reporting companies while we seek to obtain and maintain the listing of our shares on the Nasdaq Capital Market, in the future we may elect to rely on any or all of these exemptions. By electing to utilize any such exemptions, our company may be subject to greater risks of poor corporate governance, poorer management decision-making processes, and reduced results of operations from problems in our corporate organization. Consequently, if we were to avail ourselves of these exemptions, our stock price might suffer, and there is no assurance that we would be able to continue to meet all continuing listing requirements of Nasdaq from which we would not be exempt, including minimum stock price requirements.

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

We have negative working capital.

The Company had negative working capital (current assets less current liabilities) of approximately $19.6 million as of December 31, 2023, compared to working capital of $1.0 million as of December 31, 2022. Any significant declines in our revenues could result in decreases in our working capital, which would reduce our cash balances. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to meet our obligations as they become due. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

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

We are a small company with 11 full-time employees and two full-time consultants as of May 13, 2024. To execute our business plan, including the future conducting of clinical trials and the expected commercialization of our medical devices, we will need to expand our employee base for managerial, operational, financial, and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months, depending on the progress of our acquisition efforts and future planned business development and capital raising efforts, we plan to add additional employees to assist us with our development programs. Our future financial performance and our ability to commercialize our products and devices and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We are currently preparing to make a public offering of equity securities intended to raise sufficient net proceeds for us to fund our operating expenses and capital expenditure requirements through December 2024. Without giving effect to the anticipated net proceeds from the Company’s proposed public offering, our existing capital resources will not be sufficient to meet our projected operating requirements beyond April 16, 2025, and there will remain substantial doubt regarding our ability to continue as a going concern unless we receive substantial financing. We have estimated that the expected net proceeds from the Company’s proposed public offering may remove such doubt regarding our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

As part of our acquisition of assets from ACB Holding, completed on September 12, 2018, Marizyme acquired all rights, titles, and interest in the Krillase technology, a group of intangible assets which at that time was valued at $28.6 million. The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase have not been amortized since the acquisition, as they have not yet been put into operation. At December 31, 2023, management determined that the carrying value of Krillase exceeded its recoverable amount. Impairment of $4,250,000 (2022 - $24,350,000) was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. The recoverable amount of Krillase intangible assets was estimated at $Nil as of December 31, 2023 (2022 - $4,250,000).

The Company previously planned to develop and commercialize FDA-approved products based on the Krillase assets. We suspended these plans due to our determination to prioritize the completion of regulatory processes to obtain FDA authorization for the commercialization of DuraGraft in the United States and the development of a functional MATLOC device prototype and MAR-FG-001-based viable products. We intend to maintain the Krillase assets for potential future development and commercialization or disposition. Any determination as to these matters would be based on a number of factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Factors Affecting Our Financial Performance” for a summary of factors that we may consider in this respect.

Additionally, in December 2021, we acquired My Health Logic, its lab-on-chip technology platform and its in-development patient-centric, digital point-of-care screening and diagnostic device, MATLOC. Our MATLOC CKD point-of-care device is still being developed through a Sponsored Research Agreement, otherwise all capital and effort toward the project has been paused due to the capital position of the Company. Therefore, at December 31, 2023, management determined that the carrying value of MATLOC intangible assets and goodwill exceeded its recoverable amounts. Impairment of $7,552,376 (2022 - $Nil) was recognized on MATLOC and recorded in the impairment expense in the consolidated statements of operations for the year ended December 31, 2023. The recoverable amount of MATLOC intangible assets and goodwill was estimated at $Nil and $Nil as of December 31, 2023, respectively (2022 - $6,600,000 and $1,774,656, respectively).

Following the Somahlution acquisition in 2020, Marizyme acquired $18,170,000 of intangible assets tied to the DuraGraft® technology. Presently, our emphasis is on advancing FDA pre-approved products, resulting in a slower-than-expected progress on the development of DuraGraft IPR&D – Cyto Protectant Life Sciences. Therefore, at December 31, 2023, management determined that the carrying value of DuraGraft IPR&D - Cyto Protectant Life Sciences intangible assets exceeded its recoverable amounts. Impairment of $2,442,000 (2022 - $Nil) was recognized on Cyto Protectant Life Sciences and recorded in the impairment expense in the consolidated statements of operations for the year ended December 31, 2023. The recoverable amount of Cyto Protectant Life Sciences intangible assets was estimated at $10,164,000 as of December 31, 2023 (2022 - $12,606,000).

There is no assurance that any of our intellectual property assets will ever be developed and fully commercialized and generate significant revenues or will ever attract significant interest from potential buyers or investors. See “Risk Factors – Risks Related to Our Business – We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.”

Our consolidated balance sheet as of December 31, 2023 contains approximately $14.4 million of intangible assets and approximately $5.4 million in goodwill. The risk of failure to monetize intangible assets and goodwill is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals, availability of resources, and market acceptance. These intangible and goodwill assets may become impaired and be written off at some time in the future, which can have a material adverse effect on the financial statements.

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

We currently have no marketing and sales organization and have limited experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities in the United States, we may not be able to generate substantial product revenue.

We have no internal sales, marketing or distribution capabilities, and have only limited experience with commercializing a product. Although our medical device product DuraGraft has received regulatory authorization in the United States, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize this product in the U.S. market, which may be expensive or time-consuming. We have only limited experience as a company with the marketing, sale or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products in the United States. If we are not successful in commercializing our product in the U.S., we may not be able to generate substantial future product revenue and we would incur significant additional losses.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”), and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, on May 1, the FDIC announced that First Republic had been closed by the California Department of Financial Protection and Innovation and its assets seized by the FDIC. JPMorgan Chase eventually won the auction, paying the FDIC $10.6 billion for nearly all of First Republic’s assets. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2007-2008 financial crisis.

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

Risks Related to Government Regulation

Only one of our products has been authorized for marketing in the United States, other products may not be granted authorization, and any authorization may be subject to limitations.

The Company’s medical device, DuraGraft, has been authorized for marketing in the United States by the FDA for use as an intra-operative vascular conduit storage and flushing solution used during CABG surgeries in the United States, subject to applicable risks, mitigation requirements, and control provisions. However, none of our other current or future products have been approved for sale in the United States. Neither we nor any future collaboration partner can commercialize any products we may develop in the U.S. without first obtaining regulatory approval for the product from the FDA. The regulatory route in the U.S. for any products we may develop will be through a De Novo process. The De Novo grant process may take several years to complete, and De Novo grants may never be obtained for most of our products. Before obtaining regulatory approvals for the commercial sale of any product we may develop in the U.S., we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned product is safe and effective for use for that target indication. We may not have the resources or ability to conduct such a trial or may not successfully enroll or complete any such trial. Any products we may develop may not achieve the required primary endpoint in the clinical trial and may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls for any products we may develop are adequate.

To the extent that we or any future collaboration partner has or seeks to successfully obtain a regulatory approval for any product we may develop for sale in the United States, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for any products we may develop in the United States, or any approval contains significant limitations, we may not be able to obtain sufficient revenue to justify commercial launch. Also, any regulatory approval of a product, once obtained, may be withdrawn. If we are unable to successfully obtain regulatory approval to sell any products we may develop in the U.S., our business, financial condition, results of operations and growth prospects could be adversely affected.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

Our current overseas distribution and marketing partners for DuraGraft, and any other distribution and marketing partners for this and other products we may seek to market in foreign countries, must comply with the regulations of the foreign countries in which they operate. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.

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

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Healthcare reform measures could hinder or prevent our products’ commercial success.

In the U.S., there have been, and we expect there will continue to be, ongoing legislative and regulatory changes to the healthcare system which could affect our future revenue and profitability. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or “ACA,” was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs.

While the U.S. Supreme Court has repeatedly upheld the constitutionality of most elements of the ACA, other legal challenges are still pending final adjudication in several jurisdictions. Although efforts in Congress to repeal the ACA have repeatedly fallen short, there are a number of ongoing legislative initiatives to modify it. At this time, it remains unclear whether there will be any changes made to the ACA. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. Medicare reimbursement for all products and services, including ours, remains highly susceptible to threats of automatic reductions triggered by budgetary shortfalls. Such payments are subject to recovery of purported overpayment for several years. We cannot predict the initiatives that may be adopted in the future or their full impact. We cannot predict whether any additional legislative changes will affect our business.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenue and achieve or maintain profitability; and

●	the availability of capital.

Further, changes in regulatory requirements and guidance may occur, both in the United States and in foreign countries, and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to an IRB for reexamination, which may impact the costs, timing or successful completion of a clinical study. In light of widely publicized events concerning the safety risk of certain drug and medical device products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have all raised concerns about potential safety issues. These events have resulted in the recall and withdrawal of medical device products, revisions to product labeling that further limit use of products and establishment of risk management programs that may, for instance, restrict distribution of certain products or require safety surveillance or patient education. The increased attention to safety issues may result in a more cautious approach by the FDA or other regulatory authorities to clinical studies and the medical device approval process. Adverse event data from clinical studies may receive greater scrutiny with respect to product safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical studies before completion, or require longer or additional clinical studies that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The regulations that may affect our ability to operate include, without limitation:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

●	the U.S. Foreign Corrupt Practices Act, which prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business;

●	the federal False Claims Act (“FCA”), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities like us which provide coding and billing advice to customers;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal transparency requirements under the ACA requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

●	HIPAA, as amended by HITECH, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information, and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Although we cannot predict the costs of implementation or any potential adverse impacts resulting from the proposed rule, the SEC estimated that compliance costs for a “smaller reporting company” in the first year of compliance would be $490,000 ($140,000 for internal costs and $350,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $420,000 ($120,000 for internal costs and $300,000 for outside professional costs). For non-”smaller reporting company” registrants, the costs in the first year of compliance were estimated to be $640,000 ($180,000 for internal costs and $460,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $530,000 ($150,000 for internal costs and $380,000 for outside professional costs). To the extent that this rule is finalized as proposed, we could therefore incur significant increased costs relating to the assessment and disclosure of climate-related matters.

These potential additional costs forced changes in operations, or loss of revenues may have a material adverse effect on our business and operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have and may incur again substantial net operating losses (NOLs) during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of the Company’s proposed public offering or future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any. In addition, the Tax Cuts and Jobs Act of 2017 imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation may limit our ability to use our NOLs to offset any future taxable income.

As of December 31, 2023, and 2022, the Company had NOL carryforwards of $46,255,000 and $41,733,000, respectively. The NMOL carryforwards are expected to expire at various times through 2041. As discussed above, the Company’s NOL carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an “ownership change” as described above.

Risks Related to Ownership of Our Common Stock

The market prices of our securities may fluctuate, and you could lose all or part of your investment.

During and after this offering, the market prices for our securities may be volatile. The price of our common stock has been volatile and has fluctuated significantly in the past on the OTCQB. Our common stock may fluctuate or continue to fluctuate widely in price during and after this offering in response to various factors after this offering, even if our common stock is listed on the Nasdaq Capital Market, which is not assured and which is not a condition to the commencement of this offering. Many of these factors are beyond our control, including: Technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our shares of common stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationships; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with limited revenues to date, you may consider any one of these factors to be material. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Your investment in our common stock could lose some or all its value as a result.

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

Our efforts to obtain and maintain a listing of our common stock on the Nasdaq Capital Market may fail and may not prevent, or may cause, the decline of the value of your common stock.

In connection with a proposed public offering that we no longer intend to pursue, we previously applied to list our common stock on the Nasdaq Capital Market tier of Nasdaq. In April 2023, we withdrew the registration statement relating to the proposed public offering because we no longer intended to pursue the proposed public offering. We intend to resume the listing process with Nasdaq or another national securities exchange when the Company is able to meet securities exchange listing requirements and standards. We believe that such a listing may be important to the Company’s efforts to gain sufficient financing to fund its operations in the short-term and long-term.

In connection with the proposed listing of our common stock on the Nasdaq Capital Market, we may effect, subject to processing by the Financial Industry Regulatory Authority, Inc. (“FINRA”), a reverse stock split of our common stock at the ratio we believe necessary to allow us to obtain listing approval of our common stock. Even if such a reverse stock split achieves the requisite increase in the market price of our common stock for listing of our common stock, there can be no assurance that the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with such requirements. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. On August 3, 2022, January 5, 2023, and January 13, 2023, we made certain filings with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) providing for reverse stock splits and stock splits of our common stock that in aggregate would have effected a reverse stock split of our common stock on a 1-for-15 ratio. From August 3, 2022 to the date of this prospectus, our common stock has continued to trade on the OTCQB on a pre-split basis pending FINRA’s processing of such a reverse stock split. On May 15, 2023, we made a filing with the Nevada Secretary of State providing for a 15-for-1 forward stock split, which effectively returned the number of outstanding shares to the amount existing prior to the initial filing on August 3, 2022. In addition, FINRA did not process any of the reverse or forward stock splits and they were not reflected in the price or other information relating to our stock quoted on the OTCQB. Nevertheless, our stock price declined from $2.39 per share based on the last reported price on the OTCQB on August 3, 2022 to $0.10 per share based on the last reported price on the OTCQB on May 13, 2024. It is possible that, if we effect a new reverse stock split, even if FINRA does not process it, it may contribute to the further decline of our common stock. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement.

If we are unable to satisfy Nasdaq’s listing requirements or standards, we will not be able to meet Nasdaq’s initial listing application requirements. We can provide no assurance that any action taken by us would allow our common stock to be listed on the Nasdaq Capital Market, stabilize the market price or improve the liquidity of our common stock, prevent the price of our common stock from dropping below Nasdaq’s minimum bid price requirement, or prevent future non-compliance with Nasdaq listing requirements. If we are unable to list our common stock on the Nasdaq Capital Market, we may experience heightened difficulty in raising sufficient funding to meet our capital and cash requirements over the 12 months ended June 30, 2024 and any period beyond that date.

Assuming that our common stock is listed on the Nasdaq Capital Market, we must continue to meet certain financial and liquidity criteria to maintain such listing. If we violate applicable Nasdaq listing requirements, or fail to meet any applicable listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on the Nasdaq Capital Market outweighs the benefits of such listing.

The Company’s common stock currently trades on the OTCQB, an over-the-counter market. Our common stock will no longer trade on the OTCQB in the event we list our common stock on the Nasdaq Capital Market. The failure to list our common stock on the Nasdaq Capital Market, or the delisting of our common stock from the Nasdaq Capital Market, would cause our common stock to continue to, or become able to, trade in the United States only on the over-the-counter market. The over-the-counter market is a significantly more limited market than the Nasdaq Capital Market and other national securities exchange markets. The quotation of our common stock on the over-the-counter market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading prices of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. As a result, investors may find it difficult to buy or sell or obtain accurate quotations for our common stock, and the liquidity of our common stock may remain limited. The failure to list or the delisting of our common stock may therefore materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The failure to list or the delisting of our common stock could also significantly impair our ability to raise capital and the value of your investment.

In the event that our common stock is not listed or is delisted from the Nasdaq Capital Market, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stock and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving securities which are deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of “penny stocks”. “Penny stocks” generally are equity securities with a price of less than $5.00 per share other than securities registered on the Nasdaq Capital Market and certain national securities exchanges if current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our shares of common stock have in the past constituted, currently constitute, and in the future may continue to constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling “penny stock” to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with the individual’s spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the “penny stock” market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their securities after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

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

We may be at risk of securities class action litigation. In the past, life sciences, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market prices of our securities.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our common stock adversely, the market price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading prices of our securities would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our securities, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

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

In addition, we are subject to Nevada’s Combination with Interested Stockholders Statute (Nevada Revised Statutes (“NRS”) Sections 78.411 – 78.444), which prohibits an interested stockholder from entering into a “combination” with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our board of directors. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market prices of our securities to decline.

We have elected out of Nevada’s Acquisition of Controlling Interest Statute (NRS Sections 78.378 – 78.3793), which prohibits an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages. The election out of the Acquisition of Controlling Interest Statute can be reversed by an amendment to our bylaws by the stockholders or our board of directors, which would also have the effect of discouraging or delaying from acquiring or merging with us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of managing the material risks of cybersecurity threats, and we have implemented processes for identifying and assessing cybersecurity risks and incidents. Senior management oversees and works closely with our IT department to continuously review and evaluate cybersecurity risks in alignment with our business goals and needs.

Governance

Our Chief Executive Officer and Chief Financial Officer are primarily responsible for timely updating the Board of Directors and the Audit Committee about any material cybersecurity incidents or threats or any cybersecurity related issues worthy of their attention.

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

For additional information, see Note 2, Leases, included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Holders of Common Stock

As of May 13, 2024, there were 131,793,088 shares of our common stock outstanding held by approximately 401 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2023 fiscal year.

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

Overview

Marizyme is a medical technology company changing the landscape of cardiac care by delivering innovative solutions for coronary artery bypass graft (CABG) surgery.

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

Having received FDA authorization for marketing of DuraGraft, we are proceeding with our plans to commercialize DuraGraft in the United States and continue to generate international revenue growth from sales of DuraGraft. In the U.S. marketplace, we intend to employ a small direct sales force focusing on marketing and sales to hospital integrated networks. We have also begun the process of developing the U.S. CABG market for DuraGraft with select clinical studies, the development of known opinion leaders, or KOLs, the promotion of existing publications, and digital marketing. We will also seek to develop and commercialize additional applications for the technology underlying DuraGraft.

Our DuraGraft commercialization plan using its CE marking and existing distribution partners in select European and Asian countries resumed in the second quarter of 2022, with a targeted approach based on market access, existing KOLs, clinical data and revenue penetration. In Europe and elsewhere, we will continue our DuraGraft marketing efforts relying on our DuraGraft CE marking and our distribution partners. The CE marking signifies that DuraGraft may be sold in the EEA and that DuraGraft has been assessed as meeting safety, health, and environmental protection requirements. We are currently working with local distributors of cardiovascular disease-related products, in accordance with local regulatory requirements, to sell and increase the market share of DuraGraft in Spain, Austria, Switzerland, Germany, Chile, Turkey, Italy, and the UK among others.

We also continue to focus on the development of MAR-FG-001, a technology for use in fat grafting procedures formulated as a tumescent solution base for protecting adipose tissue during adipose tissue harvesting and storage.

We have either paused or significantly slowed down the development of our other pipeline technologies, including Krillase and MATLOC. Our MATLOC CKD point-of-care device is still being developed through a Sponsored Research Agreement, or SRA. An SRA is an agreement (which may be classified as a grant, contract or cooperative agreement) under which one party (the “Sponsor”) provides funding to a second party to support the performance of a specified research project or related activity. The Sponsor may be a foundation, government agency, for-profit entity, research institute, or another university. Apart from the SRA, no additional capital is going to the Krillase or MATLOC pipeline technologies.

In the near term, we expect to generate revenue primarily from the sale of DuraGraft through the expansion of our international marketing efforts by our distribution partners in Europe and in other countries that accept CE marking. We anticipate that once we commence marketing and sales operations for DuraGraft in the U.S., we will be able to generate sustainable revenue growth and continue the expansion of DuraGraft and expedite the development of MAR-FG-001 into medical products.

Our primary products and medical devices, DuraGraft and MAR-FG-001, and other aspects of our business, are described in the section “Item 1 - Business” of this Annual Report.

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid related parties relate to certain consulting services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with SEC requirements, and with listing and maintaining compliance with Nasdaq.

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

Other Income (Expenses)

Other income and expenses consist of mark-to-market adjustments on contingent liabilities assumed on the acquisition of the Somahlution Assets, interest and accretion expenses related to our Convertible Notes, gain on debt extinguishment, and cancellation of common stock pursuant to the October 2022 Letter Agreement.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Change

Revenue	$645,810	$233,485	$412,325
Cost of goods sold	188,108	54,319	133,789
Gross profit	457,702	179,166	278,536
Operating expenses:	71%	77%
Direct costs of revenue
Professional fees	2,300,384	2,082,079	218,305
Salary expenses	1,317,581	2,421,969	(1,104,388)
Research and development	2,176,740	3,978,826	(1,802,086)
Stock-based compensation	526,597	1,905,948	(1,379,351)
Depreciation and amortization	841,217	841,444	(227)
Royalty expense	218,794	-	218,794
Impairment of intangible assets	14,244,375	24,350,000	(10,105,625)
Other general and administrative expenses	12,918,530	1,922,696	10,995,834
Total operating expenses	34,544,218	37,502,962	(2,958,744)
Total operating loss	$(34,086,516)	$(37,323,796)	$3,237,280
Other income (expenses):
Interest and accretion expense	(30,224,223)	(2,789,255)	(27,434,968)
Change in fair value of contingent liabilities	4,301,000	1,606,000	2,695,000
Change in fair value of derivative liabilities	795,934	-	795,934
Gain on debt extinguishment	755,364	338,181	417,183
Loss on issuance of debt	(6,888,475)	-	(6,888,475)
Gain on share redemption	-	3,000	(3,000)
Net loss	$(65,346,916)	$(38,165,870)	$(27,181,046)

Revenue

We recognized revenue of approximately $0.65 million for the year ended December 31, 2023 compared to approximately $0.23 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company experienced a lack of significant revenue due to the impact of the COVID-19 pandemic on its supply chain and the production of DuraGraft inventory. However, with the Company’s inventory production returning to pre-pandemic levels by the end of the second quarter of 2022 and subsequent sales resumption, there has been a notable increase in revenue year over year.

Direct Costs of Revenue

During the year ended December 31, 2023, we incurred approximately $0.19 million in direct costs of revenue, representing a increase of $0.13 million, or 246.3%, compared to approximately $0.05 million in direct costs of revenue incurred during the year ended December 31, 2022. The increase in cost of goods sold was due to increased sales during December 31, 2023 compared to December 31, 2022.

Professional Fees

Professional fees increased by $0.22 million, or 10.5%, to approximately $2.30 million for the year ended December 31, 2023, compared to approximately $2.08 million for the year ended December 31, 2022. During the year ended December 31, 2023, the Company saw a reduction in legal and placement agent fees, however, this decrease was offset by the increase in spending on consulting for DuraGraft FDA regulatory and clinical support.

Salary Expenses

Salary expenses for the year ended December 31, 2023 were approximately $1.32 million, a $1.10 million, or 45.6%, decrease, from approximately $2.42 million in the comparative year. The decrease was attributable to reductions in employee salaries as part of efforts to streamline the Company’s operations during the current year.

Research and Development Expenses

During the year ended December 31, 2023, Marizyme incurred approximately $2.18 million in research and development expenses compared to approximately $3.98 million in the previous year ended December 31, 2022, or 45.3% less than the previous year. This reduction in research and development expenses is primarily attributed to the Company’s suspension of European study on DuraGraft as well Company’s decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the third quarter of 2023.

Stock-Based Compensation

Stock-based compensation decreased to approximately $0.53 million in fiscal 2023 from approximately $1.91 million in fiscal year 2022, which represents 72.4% decrease year over year. A significant portion of options have completed their vesting period during the year ended December 31, 2022 and no options have been granted during the current year ended December 31, 2023, which explains the decrease in stock-based compensation year over year.

Depreciation and Amortization

Depreciation and amortization remained relatively constant at approximately $0.84 million in the year ended December 31, 2023 and December 31, 2022.

Impairment of intangible assts

During the year ended December 31, 2023, the Company recognized an impairment loss of $14.24 million related to My Health Logic, Krillase, and DuraGraft IPR&D intangible assets, where the carrying value exceeded their respective recoverable amounts. This contrasts with the impairment loss of $24.35 million recognized as of December 31, 2022, pertaining specifically to Krillase intangible assets, where the carrying value surpassed its recoverable amount.

Royalty Expense

During the year ended December 31, 2023, the Company recognized $0.22 million in royalty expense - $0.07 million in royalties payable was incurred on sales of DuraGraft outside of the U.S.; the remaining $0.15 million in royalty expense was recorded as a 50% reduction of the prepaid royalty balance owed to the former beneficial owners of Somahlution. No royalties were accrued during the year ended December 31, 2022 as minimal sales of DuraGraft occurred during the year ended December 31, 2022.

Other General and Administrative Expenses

Other general and administrative expenses increased $11.0 million, or 571.9%, to approximately $12.92 million during the year ended December 31, 2023 from approximately $1.92 million during the year ended December 31, 2022. Approximately $0.5 million of the increase can be attributed to the deferred offering costs expensed as a result of adjustments to the Convertible Notes and $0.7 million of the deferred offering costs that were expensed due to the Company’s withdrawal of its registration statement for a public offering in April 2023. Additionally, $1.3 million of other general and administrative expenses can be attributed to the valuation of Class E and F Warrants issued on May 22, 2023 in connection with the First OID Units Closing pursuant to the terms of the Hexin Promissory Note. In addition, approximately $8.7 million of the increase can be attributed to the valuation of Replacement Placement Agent Warrants and OID Units Placement Agent Warrants issued in the year ended December 31, 2023.

Other Income (Expenses)

During the year ended December 31, 2023, the Company incurred approximately $30.22 million in interest and accretion costs related to securities issued at a discount in connection with the Units Private Placement and the OID Units Private Placement. This contrasts with $2.79 million recorded for the year ended December 31, 2022, attributed to interest and accretion costs associated with Convertible Notes. Furthermore, the Company defaulted on the initial principal amount of $1.0 million under the Walleye Promissory Note, which matured on May 7, 2023. Consequently, a default amount of $7.4 million was accreted to the principal of the Convertible Notes on the same date. This represents a significant increase of approximately $27.43 million or 983.6% compared to the year ended December 31, 2022.

Additionally, the Company recognized $4.30 million of fair value gain from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somahlution assets due to the change of the fair value of the contingent consideration compared to $1.61 million in the year ended December 31, 2022 – an increase of $2.7 million or 167.8% year over year.

The Company recognized a $0.80 million increase in fair value of the detachable warrants issued in the OID Convertible Notes transactions during the period ended December 31, 2023. No such warrants were issued in the year ended December 31, 2022.

During the year ended December 31, 2023, the Company recorded a gain of approximately $0.76 million on the extinguishment of Convertible Notes due to the substantial reduction of the conversion price and amendment of certain terms. In comparison, for the year ended December 31, 2022, the Company recognized a $0.34 million gain on debt extinguishment resulting from the extinguishment of obligations under Mr. Richmond’s and Univest’s Convertible Notes and Class C Warrants pursuant to the October 2022 Letter Agreement. The Company also recorded a loss of $6.89 million on issuance of OID Convertible Notes due to the fair value of Class E and Class F Warrants exceeding the value of the debt principal.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2023 and 2022, we had available cash of approximately $0.15 million and $0.51 million, respectively, and accumulated deficit of $151.3 million and $85.99 million respectively. We fund our operations through capital raises.

Debt

As of December 31, 2023, the Company had outstanding convertible notes with varying maturities for an aggregate principal amount of $17.0 million, all payable within 12 months. Future interest payments associated with the convertible notes total $9.0 million.

The Company also issues unsecured short-term promissory notes for operational purposes. As of December 31, 2023, the Company had $0.7 of promissory notes outstanding, all of which was payable within 12 months.

Leases

The Company has lease arrangements for office and laboratories facilities. As of December 31, 2023, the Company had fixed lease payment obligations of $1.1 million, with $0.4 million payable within 12 months.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Years Ended December 31,
	2023	2022	$ Change
Net cash provided by/(used in):
Operating activities	$(4,684,835)	$(10,852,148)	$6,167,313
Financing activities	4,322,435	7,290,674	(2,968,239)
Net change in cash	$(362,400)	$(3,561,474)	$3,199,074

Operating Activities

Net cash used in operating activities was approximately $~~4~~.68 million and $10.85 million for the years ended December 31, 2023 and 2022, respectively. The net cash used in operating activities for the year ended December 31, 2023 was due to approximately $2.2 million spent on research and development, approximately $1.32 million spent on salaries and related compensation expenses, $12.98 million in other general and administrative expenses and approximately $2.30 million spent on professional fees. The net cash used in operating activities for the year ended December 31, 2022 was due to approximately $3.98 million spent on research and development, approximately $2.42 million spent on salaries and related compensation expenses, $1.92 million in other general and administrative expenses and approximately $2.08 million spent on professional fees.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was due to approximately $2.84 million, net of issuance cost, of funds raised from issuance of private placements. During 2023 the Company also received $0.27 million from exercise of warrants previously granted. The Company also issued several promissory notes in exchange for $1.38 million. During 2023 the Company also repaid approximately $0.2 million in aggregate notes payable. Net cash provided by financing activities for the year ended December 31, 2022 was due to approximately $6.5 million of funds raised from the issuance of convertible notes in the Units Private Placement, net of issuance costs, and $0.78 million received from the issuance of other promissory notes, net of repayments. During 2022 the Company also repaid approximately $0.1 million in aggregate notes payable as part of the Units Private Placement issuances and repaid approximately $0.1 million in notes payable assumed on the acquisition of My Health Logic.

Going Concern

The Company had a net loss for the year ended December 31, 2023 of approximately $65.3 million, negative working capital as of December 31, 2023 of approximately $19.6 million, and had cash used in operations of approximately $4.7 million for the year ended December 31, 2023. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Marizyme, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marizyme, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Evaluation of Intangible Assets and Goodwill

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company reviews long-lived intangible assets and goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. In order to estimate the fair value of the assets, management is required to make significant estimates and assumptions related to the potential future benefits of these intangible assets. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any intangible asset impairment charge, or both. As a result of management’s assessments, the Company recognized impairment charges of approximately $14,244,000 during the year ended December 31, 2023, of which $4,250,000 was related to the Krillase technology originally acquired on September 12, 2018, $7,553,000 was related to MATLOC technology originally acquired on November 1, 2021, and $2,442,000 was related to DuraGraft technology originally acquired on December 19, 2019.

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

Fair Value of the Contingent Liabilities for Duragraft Acquisition

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company had $6,863,000 of contingent liabilities as of December 31, 2023 related to the 2019 acquisition of Duragraft. The contingent consideration payments are subject to the Company’s achievement of certain revenue targets and achievement of certain FDA milestones. Management determines the estimated fair value of the contingent consideration liability using a combination of monte carlo and scenario-based valuation methods. The unobservable inputs used by management to determine the fair value of the contingent consideration liability include projected revenues, volatility, cost of debt, discount rates and various holding periods and exit terms.

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

/s/ WithumSmith+Brown, PC.

We have served as the Company’s auditor since 2020.

East Brunswick, New Jersey

May 13, 2024

PCAOB ID Number 100

MARIZYME, INC.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS:
Current
Cash	$148,465	$510,865
Accounts receivable	60,284	87,801
Other receivables	35,797	15,310
Prepaid expenses	699,377	1,125,761
Inventory	24,855	215,566
Total current assets	968,778	1,955,303
Non-current
Property, plant and equipment, net	12,500	12,545
Operating lease right-of-use assets, net	1,101,211	1,485,023
Intangible assets, net	14,364,129	27,675,020
Prepaid royalties, non-current	122,457	339,091
Deposits	30,000	30,000
Goodwill	5,416,000	7,190,656
Total non-current assets	21,046,297	36,732,335
Total assets	$22,015,075	$38,687,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current
Accounts payable and accrued expenses	$2,322,064	$1,365,443
Notes payable	633,692	1,132,829
Due to related parties	230,153	-
Convertible notes - Units Private Placement	14,288,335	-
Convertible notes - OID	2,694,256	-
Operating lease obligations	434,082	423,495
Total current liabilities	20,602,582	2,921,767
Non-current
Operating lease obligations, net of current portion	667,129	1,061,528
Convertible notes - Units Private Placement	-	2,751,633
Derivative liabilities	-	4,823,725
Contingent liabilities	5,406,000	9,707,000
Total non-current liabilities	6,073,129	18,343,886
Total liabilities	26,675,711	21,265,653

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, issued and outstanding shares - 131,793,088 at December 31, 2023 and 40,528,191 at December 31, 2022	131,792	40,528
Additional paid-in capital	146,543,921	103,370,890
Accumulated deficit	(151,336,349)	(85,989,433)
Total stockholders’ equity	(4,660,636)	17,421,985
Total liabilities and stockholders’ equity (deficit)	$22,015,075	$38,687,638

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Revenue	$645,810	$233,485
Direct cost of revenue	188,108	54,319
Gross profit	457,702	179,166
Operating expenses:
Professional fees (includes related party amounts of $288,000 and $172,800 respectively)	2,300,384	2,082,079
Salary expenses	1,317,581	2,421,969
Research and development	2,176,740	3,978,826
Stock-based compensation	526,597	1,905,948
Depreciation and amortization	841,217	841,444
Royalty expense	218,794	-
Impairment	14,244,375	24,350,000
Other general and administrative expenses	12,918,530	1,922,696
Total operating expenses	34,544,218	37,502,962
Total operating loss	(34,086,516)	(37,323,796)

Other income (expense)
Interest and accretion expenses	(30,224,223)	(2,789,255)
Change in fair value of contingent liabilities	4,301,000	1,606,000
Change in fair value of derivative liabilities	795,934	-
Gain on debt extinguishment	755,364	338,181
Loss on issuance of debt	(6,888,475)	-
Other income	-	3,000
Total other income (expense)	(31,260,400)	(842,074)

Net loss	$(65,346,916)	$(38,165,870)

Loss per share – basic and diluted	$(1.44)	$(0.94)

Weighted average number of shares of common stock outstanding – basic and diluted	45,473,190	40,727,092

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2021	40,528,191	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	1,905,948	-	1,905,948
Issuance of warrants	-	-	6,191,575	-	6,191,575
Exercise of warrants	300,000	300	2,700	-	3,000
Common stock repurchased and cancelled	(300,000)	(300)	(2,700)		(3,000)
Warrants repurchased and retired	-		(200,000)		(200,000)
Net loss	-	-	-	(38,165,870)	(38,165,870)
Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	526,597	-	526,597
Issuance of shares	3,486,410	3,486	583,600	-	587,086
Issuance of shares on debt conversion	85,126,328	85,126	9,255,647	-	9,340,773
Issuance of warrants on debt extinguishment	-	-	19,058,426	-	19,058,426
Issuance of warrants on promissory note	-	-	1,333,128	-	1,333,128
Issuance of warrants for services provided	-	-	9,083,295	-	9,083,295
Exercise of warrants	2,652,159	2,652	262,564	-	265,216
Warrants cancelled in debt extinguishment	-	-	(8,426,927)	-	(8,426,927)
Reclassification of warrants from derivative liability to equity	-	-	11,496,701	-	11,496,701
Net loss	-	-	-	(65,346,916)	(65,346,916)
Balance, December 31, 2023	131,793,088	$131,792	$146,543,921	$(151,336,349)	$(4,660,636)

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(65,346,916)	$(38,165,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	841,217	841,444
Stock-based compensation	526,597	1,905,948
Interest and accretion on convertible notes and notes payable	30,224,223	2,789,255
Issuance of warrants for services	9,083,295	1,850,533
Change in fair value of contingent liabilities	(4,301,000)	(1,606,000)
Change in fair value of derivative liabilities	(795,934)	-
Gain on debt extinguishment	(755,364)	(338,181)
Loss on issuance of debt	6,888,475	-
Shares issued as part of the Confidential Settlement Agreement	153,600	-
Shares issued for services	168,000	-
Warrants issued as part of promissory note agreement	1,333,128	-
Impairment	14,244,375	24,350,000
Other income	-	(3,000)
Change in operating assets and liabilities:
Accounts and other receivable	7,030	(53,154)
Prepaid expenses	426,384	(868,592)
Inventory	190,711	(193,213)
Accounts payable and accrued expenses	2,197,191	(228,684)
Due to related parties	230,153	(1,132,634)
Net cash used in operating activities	(4,684,835)	(10,852,148)

Cash flows from financing activities:
Proceeds from financing, net of issuance cost	2,840,000	6,500,743
Proceeds from shares issued for exercise of warrants	265,216	3,000
Proceeds from promissory notes	1,381,469	954,767
Repayments of promissory notes	(164,250)	(167,836)
Net cash provided by financing activities	4,322,435	7,290,674

Net change in cash	(362,400)	(3,561,474)

Cash at beginning of year	510,865	4,072,339

Cash at end of year	$148,465	$510,865

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$27,528,235	$2,338,379
Warrants and debt discount issued in connection with convertible notes	$19,403,385	$4,341,042
Settlement of debt with convertible notes	$2,264,133	$278,678
Warrants cancelled in debt extinguishment	$8,426,927	$-
Shares issued on debt conversion	$9,424,914	$-
Warrants repurchased and retired	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Notes to the Consolidated Financial Statements

December 31, 2023

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

Going Concern

The Company’s consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $151,336,349 at December 31, 2023. Additionally, the Company has negative working capital of $19,633,804 and $148,465 of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully develop its intangible assets, meet its debt obligations until such time future profitable revenues are achieved, and raise funds beyond its working capital balance in order to finance future development of its intangible assets.

During the next twelve months from the date the consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the SEC, and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. In April of 2024, the Company engaged in a Co-Development Agreement with Qualigen Therapeutics, Inc. (“Qualigen”) aimed at furthering the commercialization efforts of DuraGraft™. Pursuant to the Agreement, Qualigen has committed to providing up to $1,500,000 in funding over the next few months to support the commercial launch of DuraGraft™ in the United States, including funding for post-clearance clinical studies. While the Company has been successful in raising capital in the past and believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, derivative liabilities, contingent liabilities, and deferred tax valuations.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 6.21 years. For the year ended December 31, 2023, changes in these assumptions resulted in $1,202,000 decrease in fair value of these liabilities. The decrease was driven by a decrease in the Company’s stock price year over year. At December 31, 2023 the fair market value of performance warrants and pediatric vouchers warrants liabilities was $225,000 (2022 - $1,427,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the year ended December 31, 2023, changes in these assumptions resulted in $2,044,000 decrease in fair value of these liabilities. At December 31, 2023, the fair market value of royalty payments was $3,358,000 (2022 - $5,402,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. For the year ended December 31, 2023, changes in these assumptions resulted in $1,055,000 decrease in fair value of this liability. At December 31, 2023 the fair market value of rare pediatric vouchers was $Nil (2022 - $1,055,000).

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the Agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the year ended December 31, 2023. At December 31, 2023 and 2022, the fair market value of liquidation preference was $1,823,000.

The derivative liabilities consisted of optional and automatic conversion features and the share redemption feature attached to the convertible notes, issued pursuant to the Unit Purchase Agreement (see Note 6).

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. At December 31, 2023 and 2022, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
December 31, 2023	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$-
Contingent liabilities	-	-	5,406,000
Total	$-	$-	$5,406,000

	Fair Value Hierarchy
December 31, 2022	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$4,823,725
Contingent liabilities	-	-	9,707,000
Total	$-	$-	$14,530,725

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative and Contingent Liabilities	Derivative Liabilities	Contingent Liabilities
Balance at December 31, 2022	$4,823,725	$9,707,000
Change in fair value of contingent liabilities	-	(4,301,000)
Derivative liabilities extinguished pursuant to Unit Purchase Agreement (Note 6)	(4,823,725)	-
Derivative liabilities issued pursuant to OID Purchase Agreement (Note 6)	12,292,635	-
Change in fair value of derivative liabilities	(795,934)	-
Derivative liabilities reclassified to equity (Note 6)	(11,496,701)
Balance at December 31, 2023	$-	$5,406,000

Cash

Cash includes cash in readily available checking accounts.

Concentrations of Credit Risk

The Company had significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Inventory

Inventory consisted of primarily finished goods and is valued at the lower of cost and net realizable value. Cost is determined using the first-in, first out method. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. The Company has determined that no inventory reserve was necessary as of December 31, 2023 and 2022.

Accounts Receivable

Trade receivables are amounts due from customers for goods sold in the ordinary course of business. Accounts receivable are non-interest bearing and are due for settlement in full within 30 days. Trade receivables are shown net of allowance for credit losses.

Allowance for Credit Losses

Effective the first quarter of fiscal year 2023, the Company adopted the Current Expected Credit Losses (CECL) model as per FASB ASU No. 2016-13. This transition had no material impact on the Company’s financial position, results of operations, or cash flows for the years ended December 31, 2023 and 2022. Management believes the allowance for credit losses adequately reflects estimated credit losses. Future adjustments will be made as necessary based on economic conditions.

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

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the consolidated balance sheets at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

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

At contract inception, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company has identified one performance obligation which is related to DuraGraft product sales. For the Company’s distribution partner channel, the Company recognizes revenue for product sales at the time of shipment of the product to its distribution partner (customer). As products have an expiration date, if a product expires, the Company will replace the product at no charge. There were no significant judgements made in applying this topic.

Direct Cost of Revenue

Cost of sales includes the actual cost of merchandise sold, and the cost of transportation of merchandise from the Company’s third-party vendor to its distributor.

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, and employee benefits, those individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of DuraGraft, and costs related to manufacturing DuraGraft for clinical trials. The Company has entered into various research and development contracts with various organizations and other companies. Payments of these activities are based on the terms of the individual agreements which match to the pattern of costs incurred. Payments made in advances are reflected in the accompanying consolidated balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Stock-Based Compensation

Stock-based compensation expense for employees and directors is recognized in the Consolidated Statements of Operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, the Company estimates the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. The Company estimates the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, the Company estimates the grant date fair value using its closing stock price on the date of grant. The Company recognizes the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. The Company recognizes the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which the Company’s share-based awards vest.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. There was no interest or penalties as of December 31, 2023 and 2022.

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company’s financial statements as well as material updates to previous assessments. There were no new material accounting standards issued or adopted in the year 2023 that impacted the Company, other than indicated below.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. CECL estimates of expected credit losses on trade receivables over their life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the standard in its first quarter of 2023. There was no material impact on the results of operations for the year ended December 31, 2023 and 2022.

ASU 2020-06

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact adoption of ASU 2020-06 will have on its financial statements and disclosures.

2. Leases

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

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,641 increasing to $16,032 in 2024 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of December 31, 2023, the remaining lease term was 2.58 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the years ended December 31, 2023 and 2022 was $356,309 and $370,945, respectively.

The following table summarizes supplemental balance sheet information related to the operating lease as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Right-of-use asset	$1,101,211	$1,485,023

Operating lease liabilities, current	$434,082	$423,495
Operating lease liabilities, non-current	667,129	1,061,528
Total operating lease liabilities	$1,101,211	$1,485,023

As of December 31, 2023, the maturities of the lease liabilities for years ended December 31 are as follows:

2024	$434,082
2025	444,934
2026	266,034
Total lease payments	$1,145,050
Less: Present value discount	(43,839)
Total	$1,101,211

3. Intangible Assets and Goodwill

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

At December 31, 2023, management determined that the carrying value of Krillase exceeded its recoverable amount. Impairment of $4,250,000 (2022 - $24,350,000) was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. The recoverable amount of Krillase intangible assets was estimated at $Nil as of December 31, 2023 (2022 - $4,250,000).

DuraGraft

As part of the Somahlution acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology.

At December 31, 2023, management determined that the carrying value of DuraGraft intangible assets exceeded its recoverable amount. Impairment of $2,442,000 (2022 - $Nil) was recognized on DuraGraft intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. The recoverable amount of DuraGraft intangible assets was estimated at $14,241,384 as of December 31, 2023 (2022 - $18,170,000).

My Health Logic

As part of the My Health Logic acquisition in 2021, Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. At December 31, 2023, management determined that fair value of assets exceeded its recoverable amount. Impairment of $5,777,720 was recognized on MHL’s intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023 (2022 - $Nil).

Additionally, as part of the My Health Logic acquisition in 2021, the Company recognized goodwill of $1,774,656. At December 31, 2023, management determined that the carrying value of goodwill exceeded its recoverable amount. As a result, the Company recognized an impairment of $1,774,656, which was recorded in the consolidated statements of operations for the year ended December 31, 2023 (2022 - $Nil).

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$4,250,000	$-	$(4,250,000)	$-
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(1,381,383)	-	3,874,617
DuraGraft - Distributor relationship	308,000	(105,233)	-	202,767
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	(2,442,000)	10,164,000
My Health Logic - Trade name	450,000	(65,090)	(384,910)	-
My Health Logic - Biotechnology	4,600,000	(547,941)	(4,052,059)	-
My Health Logic - Software	1,550,000	(209,249)	(1,340,751)	-
Total intangibles	$29,142,745	$(2,308,896)	$(12,469,720)	$14,364,129

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$28,600,000	$-	$(24,350,000)	$4,250,000
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(977,076)	-	4,278,924
Duragraft - Distributor relationship	308,000	(74,433)	-	233,567
Duragraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	-	12,606,000
My Health Logic - Trade name	450,000	(32,947)	-	417,053
My Health Logic - Biotechnology	4,600,000	(277,353)	-	4,322,647
My Health Logic - Software	1,550,000	(105,916)	-	1,444,084
Total intangibles	$53,492,745	$(1,467,725)	$(24,350,000)	$27,675,020

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2022	$5,416,000	$1,774,656	$7,190,656
Impairment	-	(1,774,656)	(1,774,656)
Balance, December 31, 2023	$5,416,000	$-	$5,416,000

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2021	$52,866,192
Impairment	(24,350,000)
Amortization expense	(841,172)
Balance, December 31, 2022	$27,675,020
Impairment	(12,469,720)
Amortization expense	(841,171)
Balance, December 31, 2023	$14,364,129

Future amortizations for DuraGraft intangible assets for the next five years will be $435,108 for each year from 2024 through 2028 and $1,901,843 for 2029 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses, summarized by major category, as of December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
Trade accounts payable	$2,216,386	$1,224,542
Accrued expenses	-	697
Accrued compensation expenses	105,678	140,204
Total accounts payable and accrued expenses	$2,322,064	$1,365,443

5. Notes Payable

a) On October 23, 2023, the Company issued a note payable to Hub International for $165,469 bearing interest at the annual rate of 8% per annum, due August 23, 2024, payable monthly starting November 23, 2023. Failure to pay past due amounts and monthly installments may result in cancellation of the Company’s insurance.

b) On December 28, 2022, the Company issued a promissory note to Hexin for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023 (the “Hexin Promissory Note”). For the year ended December 31, 2023, the Company accrued $64,133 in interest on the promissory note (2022 - $Nil). Hexin agreed to cancel the Hexin Promissory Note with the outstanding balance of $814,133 (the aggregate amount of principal plus accrued and unpaid interest as of May 30, 2023) in exchange for the issuance of 9,578,040 OID Units (see Note 6), which the Company issued to Hexin on May 30, 2023.

c) On February 2, 2023, the Company issued an unsecured promissory note to Walleye Opportunities Master Fund Ltd. (the “Walleye Promissory Note”) for $1,000,000 with a maturity date of May 7, 2023. The note carried no interest and the principal amount was required to be repaid in full on the maturity date. In the event that the principal amount was not repaid in full on maturity date, the principal amount required to be increased to $1,250,000. At the maturity date of the Walleye Promissory Note, the principal amount remained unpaid, resulting in an increase from $1,000,000 to $1,250,000. Of this increment, $250,000 was recognized as interest expense in the consolidated statements of operations for the year ended December 31, 2023. Walleye agreed to cancel the promissory note, with the outstanding balance of $1,250,000 in exchange for the issuance of 14,705,890 OID Units (see Note 6), which were issued to Walleye on May 30, 2023.

d) As part of the My Health Logic Inc. acquisition, completed in November 2021, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 6). For the year ended December 31, 2023, the Company accrued $29,304 in interest on the notes payable (2022 - $15,124) for the year ended December 31, 2023 (2022 - $Nil). As of December 31, 2023, balance of the remaining note payable was $252,223 (2022 - $218,100).

e) As of December 31, 2023, the Company has outstanding borrowings under a note payable to Mr. Richmond in the principal amount of $151,000. The note payable bears no interest and is due on demand.

f) As of December 31, 2023, the Company has outstanding borrowings under a note payable to Santander Bank: Sullivan & Worcester LLP in the principal amount of $65,000. The note payable bears no interest and is due on demand.

6. Convertible Promissory Notes and Warrants

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

The fair value of the warrants and the fair value of derivative liabilities issued have been recorded as debt discount and are being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

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

As a result of this substantial modification, a total of 8,269,237 Units outstanding were replaced with an aggregate of 190,584,260 pro rata Units, and a loss on debt extinguishment of $684,682 was recorded in consolidated statements of operations for the year ended December 31, 2023 (2022 - $Nil).

During the year ended December 31, 2023, the Company issued Convertible Notes (the “Replacement Placement Agent Notes”) to Univest Securities, LLC (“Univest”) and Mr. Bradley Richmond. The principal amounts of these notes were $137,984 and $206,975, respectively, with maturity dates set for July 25, 2025. These notes are convertible into up to 1,683,131 and 2,524,697 shares of common stock, respectively, if held to maturity. These notes were issued in replacement of Convertible Notes that had been previously issued and subsequently cancelled, pursuant to an October 2022 Letter Agreement. The Company recorded a $338,181 gain on debt extinguishment related to the cancellation of the previous Convertible Notes in the consolidated statements of operations for the year ended December 31, 2022.

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

Each of the Convertible Notes provides that any default on indebtedness of more than $100,000, other than indebtedness under the respective Convertible Notes, will also result in default under the Convertible Notes. Due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by its maturity date of May 7, 2023 (see Note 5), the Company also defaulted under the Convertible Notes on the same date. The Convertible Notes provide that due to this default, the Company became obligated to pay 135% of the outstanding principal amount under each of the Convertible Notes on the date on which the default occurred (the “Mandatory Default Amount”). The Mandatory Default Amount may be declared due by each holder immediately. The aggregate Mandatory Default Amount that may be due under the Convertible Notes was $28,461,827 on the date of the default, or $7,378,993 more than would otherwise have been due under the Convertible Notes on the date of the default. Therefore, as a result of the event of the default, the Company accreted $7,378,993 to the value of the Convertible Notes and included this amount in interest and accretion expenses on the consolidated statements of operations.

Conversion of Convertible Notes

In December 2023, several note holders exercised their right to convert Convertible Notes, resulting in an aggregate of $9,340,774 worth of Convertible Notes being converted into common stock of the Company.

Amendment to Remaining Convertible Notes

Additionally, subsequent to the conversion, the Company extended the terms of the outstanding Convertible Notes with an original maturity date of December 21, 2023, to extend their term until December 21, 2024. In connection with the extension of the maturity dates for the outstanding Convertible Notes, the Company executed a substantial modification that led to the extinguishment of the existing Convertible notes and the issuance of new Convertible Notes. This modification resulted in a gain on extinguishment of $1,520,047, which has been recognized in the consolidated statements of operations for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recognized interest and accretion expense of $19,691,390, on the Original and New Securities in aggregate (2022 - $2,763,749) in the consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of December 31, 2023 and 2022:

Convertible Notes, Net of Debt Discount
Balance, December 31, 2021	$26,065
Convertible notes issued - new securities	7,315,138
Issuance costs	(535,717)
Debt discount	(6,479,421)
Debt accretion	2,763,749
Debt extinguishment	(338,181)
Balance, December 31, 2022	$2,751,633
Debt accretion on Original securities	1,835,741
Debt extinguishment	(4,587,374)
Convertible notes issued - new securities	19,403,385
Debt discount	(19,403,385)
Debt accretion on New Securities	17,792,071
Mandatory Default Amount	7,378,993
Conversion of debt	(9,426,260)
Extinguishment of debt	(10,518,069)
Convertible notes issued with extended maturity date	10,518,069
Debt discount	(1,520,047)
Debt accretion	63,578
Balance, December 31, 2023	$14,288,335

	December 31, 2023	December 31, 2022
Convertible notes - total principal	$18,955,174	$14,432,996
Unamortized issuance costs and discount	(4,666,839)	(11,681,363)
Convertible Notes, Net of Debt Discount	$14,288,335	$2,751,633

	December 31, 2023	December 31, 2022
Current portion	$14,288,335	$-
Non-current portion	-	2,751,633
Convertible Notes, Net of Debt Discount	$14,288,335	$2,751,633

2023 Convertible Notes and Warrants

I.	On May 12, 2023, the Company conducted the initial closing (the “OID Units Initial Closing”) of a private placement of up to $10,000,000 for an aggregate of up to 100,000,000 units (the “OID Units”) under a Unit Purchase Agreement, dated as of the same date, with accredited investors (the “OID Purchase Agreement”), each consisting of (i) a 15% original issue discount unsecured subordinated convertible promissory note (each, a “OID Convertible Note” and collectively, the “OID Convertible Notes”), convertible into shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Notes may be converted at $0.10 per share, subject to adjustment (the “Class E Warrant”), and (iii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Note may be converted at $0.20 per share, subject to adjustment (each, a “Class F Warrant,” and each Class F Warrant together with each Class E Warrant collectively, the “OID Warrants”).

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

II.	On May 30, 2023, the Company conducted the second closing (the “OID Units Second Closing”) of the OID Units Private Placement. In the OID Units Second Closing, Hexin Global Ltd. (“Hexin”) and Walleye agreed to the cancellation of the Hexin Promissory Note and the Walleye Promissory Note (see Note 5), respectively, and Frank Maresca (“Maresca”), a consultant to the Company, agreed to the cancellation of certain indebtedness, in exchange for OID Units and related agreements, as described below.

First, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Hexin (the “Hexin Cancellation Agreement”), Hexin agreed to cancel the Hexin Promissory Note (see Note 5) in exchange for the issuance of 9,578,040 OID Units consisting of (a) an OID Convertible Note in the principal amount of $957,804 for a subscription equal to $814,133, convertible into 9,578,040 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (b) a Class E Warrant for the purchase of 11,972,550 shares of common stock at $0.10 per share, and (c) a Class F Warrant for the purchase of 11,972,550 shares of common stock at $0.20 per share.

Second, under a Cancellation and Exchange Agreement, dated as of May 30, 2023, between the Company and Walleye (the “Walleye Cancellation Agreement”), Walleye agreed to cancel the Walleye Promissory Note (see Note 5) in exchange for the issuance of 14,705,890 Units consisting of (a) an OID Convertible Note in the principal amount of $1,470,589 for a subscription equal to $1,250,000, convertible into 14,705,890 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (b) a Class E Warrant for the purchase of 18,382,362 shares of common stock at $0.10 per share, and (c) a Class F Warrant for the purchase of 18,382,362 shares of common stock at $0.20 per share.

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

III.	On July 10, 2023, Marizyme conducted the third closing (the “Third OID Units Closing”) of the private placement. In connection with the Third OID Units Closing Hexin paid a subscription amount of $1,000,000, and the Company issued 11,764,710 OID Units consisting of (i) an OID Convertible Note in the principal amount of $1,176,471, convertible into 11,764,710 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (ii) a Class E Warrant for the purchase of 14,705,887 shares of common stock at $0.10 per share, and (iii) a Class F Warrant for the purchase of 14,705,880 shares of common stock at $0.20 per share.

IV.	On August 30, 2023, the Company conducted the fourth closing (the “Fourth OID Units Closing”) of the private placement of up to $10,000,000 for an aggregate of up to 100,000,000 units, under a unit purchase agreement between the Company and each of 13 investors (the “August 2023 OID Units Purchase Agreement”). In connection with the Fourth OID Units Closing, 12 of the investors paid an aggregate subscription amount of $825,000, and the Company issued to these investors 9,705,960 OID Units consisting of (i) OID Convertible Notes in the aggregate principal amount of $970,596, convertible into 9,705,960 shares of common stock plus additional shares based on accrued interest at $0.10 per share, (ii) Class E Warrants for the purchase of 12,132,448 shares of common stock at $0.10 per share, and (iii) Class F Warrants for the purchase of 12,132,448 shares of common stock at $0.20 per share.

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

V.	On November 20, 2023, the Company conducted the fifth closing (the “Fifth OID Units Closing”) of a private placement of up to $10,000,000 for an aggregate of up to 100,000,000 units, under a unit purchase agreement between the Company and each of nine investors (the “November 2023 OID Unit Purchase Agreement”). In connection with the Fifth OID Units Closing, on November 20, 2023, six of the investors paid an aggregate subscription amount of $550,000, and the Company issued to these investors 6,470,620 OID Units in aggregate consisting of (i) OID Convertible Notes in the aggregate principal amount of $647,062, convertible into 6,470,620 shares of common stock plus additional shares based on accrued interest at $0.10 per share (ii) Class E Warrants for the purchase of 8,088,275 shares of common stock at $0.10 per share and (iii) Class F Warrants for the purchase of 8,088,275 shares of common stock at $0.20 per share.

Also in connection with the Fifth OID Units Closing, three of the investors each signed a separate Cancellation and Exchange Agreement with the Company, agreeing to cancel aggregate short-term indebtedness of $150,319, which arose in the ordinary course of business for certain consulting services provided to the Company, in exchange for the issuance of 1,768,470 OID Units in aggregate consisting of (a) three OID Convertible Notes in the aggregate principal amount of $176,847 for a subscription equal to $150,319 (the amount of the indebtedness being cancelled), convertible into 1,768,470 shares of common stock in aggregate plus additional shares based on accrued interest at $0.10 per share, (b) three Class E Warrants for the purchase of 2,210,587 shares of common stock in aggregate at $0.10 per share, and (c) three Class F Warrants for the purchase of 2,210,587 shares of common stock in aggregate at $0.20 per share.

The Company determined that the optional conversion feature attached to the OID Convertible Notes did not meet the definition of derivative liability and that the detachable warrants issued met the definition of a liability and therefore was accounted for as a derivative liability instrument. The warrants were fair valued at $12,292,635 and recorded as derivative liabilities on the consolidated balance sheets. As a result of the warrant liability exceeding the value of the debt principal, the Company recorded a $6,888,475 loss on issuance of debt that was recorded in the consolidated statements of operations for the year ended December 31, 2023 (2022 - $Nil). These warrants were valued using the Black-Scholes pricing method. The changes in the assumptions used to value the warrants as of December 11, 2023, resulted in a $795,934 decrease in fair value of this liability. At December 11, 2023, the fair market value of detachable warrant liability was $11,496,701 (2022 – $Nil).

Additionally, on December 11, 2023, the Company amended the OID Convertible Notes contracts, resulting in a change in the accounting treatment for the detachable warrants. Following the amendment, the warrants no longer met the definition of liability and were consequently accounted for as equity instruments. This adjustment led to a reclassification of $11,496,701 from derivative liabilities to equity in the Company’s financial statements.

During the year ended December 31, 2023, the Company recognized interest and accretion expense of $2,694,256 (2022 - $Nil), in the consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the OID Convertible Notes, net of debt discount outstanding, as of December 31, 2023 and 2022:

OID Convertible Notes, Net of Debt Discount
Balance, December 31, 2022	$-
Issuance of convertible notes	6,987,606
Issuance cost	(1,583,154)
Debt discount	(5,404,452)
Debt accretion	2,694,256
Balance, December 31, 2023	$2,694,256

	December 31, 2023	December 31, 2022
Convertible notes - total principal	$6,987,606	$-
Unamortized issuance costs and discount	(4,293,350)	-
Convertible Notes, Net of Debt Discount	$2,694,256	$-

	December 31, 2023	December 31, 2022
Current portion	$2,694,256	$-
Non-current portion	$-	$-
Convertible Notes, Net of Debt Discount	$2,694,256	$-

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

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 2,000,000,000 shares of common stock with a par value of $0.001.

As of December 31, 2023, there were 131,793,088 (2022 - 40,528,191) shares of common stock issued and outstanding.

During the year ended December 31, 2023, the Company completed the following issuances:

●	The Company issued 240,000 shares of common stock to Nicholas DeVito as part of the Confidential Settlement Agreement, dated November 18, 2022 (see Note 9).

●	The Company issued 2,652,159 shares of common stock on exercise of warrants granted as part of the Somahlution acquisition, completed on July 30, 2020.

●	The Company issued 600,000 shares to Mr. Frank Maresca in order to reimburse Mr. Maresca for the shares of Common Stock that were previously cancelled.

●	The Company issued 1,346,410 shares on conversion of the debt (see Note 6).

●	The Company issued 300,000 shares to Mr. Richmond in order to reimburse Mr. Richmond for the shares of Common Stock that were cancelled in previous years.

●	The Company settled trade payables of $100,000 through issuance of 1,000,000 shares. The common shares were valued at $180,000, resulting in a loss of $80,000 on settlement of debt.

●	The Company issued 85,126,328 shares on conversion of the debt (see Note 6).

During the year ended December 31, 2022, the Company had the following share issuances:

●	On March 1, 2022, the Company issued 300,000 upon exercise of warrants.
●	On October 29, 2022, the Company repurchased and cancelled 300,000 shares of common stock.

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of December 31, 2023, there remains 2,924,057 options available for issuance.

During the year ended December 31, 2023, the Company granted Nil (2022 – 400,000) share purchase options to directors, officers, employees, and consultants of the Company. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	2023	2022
Risk-free interest rate	-	2.98%
Volatility	-	117.58%
Exercise price	-	$2.20
Dividend yield	-	0%
Forfeiture rate	-	0%
Expected life (years)	-	9.95

The Company recognizes forfeitures as they occur.

The summary of option activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2021	3,650,943	$1.24	8.34
Granted	400,000	2.20
Expired	(62,502)	1.25
Forfeited	(62,498)	1.25
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Granted/forfeited	-	-	-	-
Outstanding at December 31, 2023	3,925,943	1.33	5.06	-
Exercisable at December 31, 2023	3,685,943	1.29	4.85	-

As of December 31, 2023, the Company had the following options issued and outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	2.49	$-
1.25	540,000	540,000	7.16	-
1.37	200,000	200,000	6.63	-
1.75	800,000	680,000	7.91	-
2.20	400,000	280,000	8.44	-
$1.33	3,925,943	3,685,943	5.06	-

d)	Restricted Share Units

During the year ended December 31, 2021, the Company granted restricted share awards totaling 350,000 shares of common stock to directors, senior officers, and consultants, contingent upon underlying performance conditions. As of December 31, 2023, the Company determined that only two out of four performance conditions have been met. No compensation cost was recognized for the restricted share awards for the year ended December 31, 2023 (2022- $295,750).

The following performance conditions attached to the restricted share awards were achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somahlution and My Health Logic.

e)	Warrants

	Number	Weighted Average Price
Balance, December 31, 2021	12,144,838	$2.90
Issued pursuant to Unit Purchase Agreement	8,360,152	2.25
Issued	878,398	1.16
Exercised	(300,000)	0.01
Expired	(113,637)	3.00
Cancelled pursuant to FINRA	(578,398)	1.75
Cancelled as part of debt extinguishment	(342,856)	2.25
Balance, December 31, 2022	20,048,497	$2.64
Warrants modified pursuant to debt extinguishment (Note 6)	355,577,447	0.10
Issued pursuant to debt agreements (Note 6)	183,560,497	0.15
Issued	79,949,352	0.11
Exercised	(2,652,159)	0.10
Balance, December 31, 2023	636,483,634	$0.12

During the year ended December 31, 2023, the Company issued the following:

●	On April 13, 2023, the Company delivered offer letter agreements (the “Somahlution Warrant Offer Letter Agreements”) to the Former Somahlution Owners, which offered to allow the Former Somahlution Owners to exercise the Somahlution Warrants to purchase the number of restricted shares of common stock issuable under the Somahlution Warrants at an exercise price reduced by the Company from $5.00 per share to $0.10 per share, on or prior to April 21, 2023, for maximum total cash proceeds of $299,996. As of the conclusion of this offer period, four of the Former Somahlution Owners had entered into Somahlution Warrant Offer Letter Agreements and had exercised their Somahlution Warrants to purchase a total of 2,652,159 shares of common stock for gross proceeds of $265,216 (the “Somahlution Warrants Exercise”).

As a result of this warrant exercise, pursuant to the terms applicable to the Convertible Notes and the Class C Warrants (see Note 6), the conversion price of the Convertible Notes adjusted from $1.75 per share to $0.10 per share, the exercise price of the Class C Warrants adjusted from $2.25 per share to $0.10 per share, and the number of shares that the Class C Warrants may be exercised to purchase was increased proportionately. In connection with these developments and the lack of sufficient authorized shares of common stock under the Company’s articles of incorporation to meet its obligations under outstanding convertible or exercisable securities, the Company also obtained additional conversion and exercise rights waivers from Convertible Note and Class C Warrant holders. As a result of these adjustment provisions and the conversion and exercise terms applicable to the Class C Warrants, including the effect of the applicable waivers, the number of shares that the Class C Warrants may be exercised to purchase adjusted from 16,658,486 shares of common stock to 372,115,965 shares.

●	Concurrently with the issuance of Replacement Placement Agent Notes (see Note 6), the Company issued to Univest and Mr. Richmond Class C Warrants (the “Replacement Placement Agent Class C Warrants”), such that up to 3,548,148 and 5,322,223 shares of common stock, respectively, are issuable upon exercise thereof. Additionally, to compensate Univest and Mr. Richmond for the cancelled in previous years securities, the Company issued to Univest and Mr. Richmond Placement Agent Warrants (the “Replacement Placement Agent Warrants”), such that up to 4,048,782 and 6,073,182 shares of common stock are issuable upon exercise thereof, respectively. The Replacement Placement Agent Warrants were fair valued at $259,619 and $389,429, respectively, and recorded in other general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023.

●	From May 2023 and through to November 2023, the Company issued OID Convertible Notes for aggregate principal of $6,987,606 and convertible into up to 69,876,060 shares of common stock not including shares convertible from interest under the Convertible Notes, Class E Warrants exercisable for the purchase of 87,345,056 shares of common stock at $0.10 per share, and Class F Warrants for the purchase of 87,345,056 shares of common stock at $0.20 per share. The OID Convertible Notes, Class E Warrants and Class F Warrants will not be convertible or exercisable until the Capital Event Amendment becomes effective. As described in Note 6, Class E and Class F warrants were initially accounted for as a liability but were subsequently reclassified to equity on the consolidated balance sheets at December 31, 2023.

●	Pursuant to the Hexin Promissory Note (see Note 5), on May 22, 2023, the Company issued Hexin a Class E Warrant that may be exercised to purchase 7,500,000 shares of common stock for $0.10 per share, and a Class F Warrant that may be exercised to purchase 3,750,000 shares of common stock for $0.20 per share (collectively, the “Hexin Warrants”). The Hexin Warrants will be exercisable in accordance with the exercise terms and conditions of the other Class E and Class F Warrants described above (see Note 6). The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $1,333,127 and were recorded in other general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023.

●	The Company agreed to issue Placement Agent Warrants (the “OID Units Placement Agent Warrants”) to Univest and/or its designee(s) at each closing of the OID Units Private Placement. The required OID Units Placement Agent Warrants will consist of Placement Agent Warrants for the purchase of 8% of the aggregate number of shares of common stock initially issuable upon conversion of the OID Convertible Notes, 8% of the aggregate number of shares of common stock initially issuable upon exercise of the Class E Warrants at $0.10 per share, and 8% of the aggregate number of shares of common stock initially issuable upon exercise of the Class F Warrants at $0.20 per share, subject to adjustment. Univest notified the Company that the Company would be permitted to defer the issuance of the OID Units Placement Agent Warrants until the final closing of the OID Units Private Placement. Under the terms of the OID Units Placement Agent Warrants, such warrants will be exercisable from the date of issuance until August 16, 2028. In the year ended December 31, 2023, the Company issued 51,289,782 Class E and 7,287,606 Class F warrants, which were fair valued at $7,423,183 and $666,796, respectively, and recorded in other general and administrative expenses in the Statement of Operations for the year ended December 31, 2023.

During the year ended December 31, 2022, the Company issued the following:

Unit Purchase Agreements Warrants

During the year ended December 31, 2022, pursuant to the applicable Unit Purchase Agreement, the Company issued an aggregate of 8,360,159 additional New Class C Warrants with an exercise price of $2.25 share and a term of five years. However, on October 28, 2022, following the October 2022 Letter Agreement, the Company extinguished convertible promissory notes held by Univest and Mr. Richmond (see Note 6), as well as Class C Warrants, attached to them. As the result the total of 342,857 Class C Warrants were cancelled.

Other Warrants

On January 26 and February 14, 2022, in exchange for services of Mr. Richmond, the Company granted him 300,000 warrants to purchase an aggregate 300,000 shares of Marizyme’s common stock at an exercise price of $0.01 per share. The warrants issued had an average term of 5 years, vested immediately, and were fair valued at $568,677 and recorded in salary expense in the consolidated statements of operations for the year ended December 31, 2022. On March 15, 2022, Mr. Richmond exercised 300,000 warrants issued to him.

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

Stock-based Compensation

During the year ended December 31, 2023, the Company recorded $526,597 in non-cash stock-based compensation (2022 - $1,905,948).

8. Related Party Transactions

As of December 31, 2023, the Company owed an aggregate of $230,153 (2022 - $Nil) to related parties of the Company.

During the year ended December 31, 2023, the Company incurred $288,000 (2022 - $172,800) and settled $280,347 (2022 - $172,800) in professional services rendered by related parties of the Company. The services were provided by entities which are controlled by management and are pursuant to various consulting agreements.

During the year ended December 31, 2023, the Company also incurred $1,293,500 in compensation to Directors and Executive Officers for their services rendered (2022 – $1,064,000) and settled $1,071,000 (2022 - $1,060,000).

Additionally, as part of the Somahlution acquisition in 2020, the Company recorded a prepaid royalty to the stockholders of Somahlution. The former primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant stockholder of the Company. During the year ended December 31, 2023, the Company accrued $65,634 in royalties payable incurred on sales of the DuraGraft product outside of the U.S., respectively. This amount was offset against the prepaid royalty receivable.

During the year ended December 31, 2023, the Company and stockholders of Somahlution agreed to reduce the prepaid royalty balance by 50% or by $151,000. As at December 31, 2023, the Company had $122,457 in prepaid royalties (December 31, 2022 - $339,091) which had been classified as non-current in the consolidated balance sheets.

9. Commitments and Contingencies

Legal Matters

Under a Confidential Settlement Agreement, dated November 18, 2022, the Company and Nicholas DeVito agreed that Mr. DeVito would dismiss a Complaint that Mr. DeVito filed on June 7, 2022 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2022-CA-005437. The parties also agreed that following an anticipated reverse split, the Company was required to issue Mr. DeVito 16,000 “post-split” shares to be delivered in paper certificate form within three (3) business days of the reverse split. The settlement agreement further provided that the delivered shares would be subject to normal and customary restrictions pursuant to Rule 144 of the SEC. In the event no split occurred by December 12, 2022, the Company was required to issue Mr. DeVito 60,000 “pre-split” shares. In addition, the parties agreed that no further continuous service is required pursuant to Section 2 of the Mutual Release of Claims Agreement between Mr. DeVito and the Company dated as of August 27, 2020. Pursuant to the agreement, on January 4, 2023, the Company issued 16,000 shares of common stock to Mr. DeVito (see Note 7b).

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

Contingencies

a) As part of the DuraGraft Acquisition, completed on July 31, 2020, the Company entered into the Agreement with Somahlution stockholders, whereby Marizyme is legally obligated to pay royalties on all net sales for Somahlution, Inc. The royalties associated with the Agreement are calculated as follows:

Royalties on U.S. sales equal to:

●	5% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

Royalties on sales outside of the U.S.:

●	6% on the first $50,000,000 of net sales,
●	4% on net sales of $50,000,001 up to $200,000,000, and
●	2% on net sales over $200,000,000.

The royalties are in perpetuity. During the year ended December 31, 2023, the Company had not earned any revenues from Krillase, however the Company did incur sales of the DuraGraft products outside of the U.S., on which $65,634 in royalties have been accrued and offset against the prepaid royalties receivable (see Note 8).

Upon receiving FDA clearance for the DuraGraft product and insurance reimbursement approval on the products pursuant to section 2(b) of the Asset Purchase Agreement dated December 15, 2019, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

b)	The Company has entered into arrangements for office and laboratories spaces. As at December 31, 2023, minimum lease payments in relation to lease commitments are payable as described in Note 2.

10. Income Taxes

As of December 31, 2023, and 2022, the Company has federal net operating loss carry forwards of $46,255,000 and $40,733,000, respectively. As of December 31, 2023, and 2022, the Company has Florida state net operating loss carry forwards of $21,010,000 and $18,117,000, respectively. The federal and Florida state net operating loss carryforwards are carried forward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2023 and 2022), as follows:

	December 31, 2023	December 31, 2022
Tax expense (benefit) at the statutory rate	$(13,722,852)	$(8,014,646)
Foreign rate differential	(162,869)	-
State Taxes	(125,758)	(1,658,268)
Non-deductible items	11,711,809	702,460
Deferred true-ups	(2,568,076)	40,912
Other	(15,548)	(121,202)
Change in valuation allowance	4,883,294	9,050,744
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

We file U.S. and state income tax returns with varying statues of limitation. The tax years from 2018 to 2023 remain open to examination due to the carryover of unused NOL carryforwards and tax credits.

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
U.S. statutory federal rate	21.0%	21.0%
Foreign rate differential	0.2%	0.0%
State Taxes	0.2%	4.3%
Non-deductible / non-taxable items	-17.9%	-1.8%
Deferred true-up	3.9%	-0.1%
Other	0.0%	0.3%
Valuation allowance	-7.5%	-23.7%
Total provision	0.0%	0.0%

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forward	$11,735,683	$9,551,121
Lease liability	255,178	376,380
Intangible assets	6,212,227	3,618,128
Capitalized research and development costs	1,082,349	974,819
	19,285,437	14,520,448

Deferred tax liabilities:
ROU assets	(255,178)	-
Fixed assets	(2,897)	(376,380)
	(285,075)	(376,380)
Total gross deferred tax assets	19,027,362	14,144,068
Less: Deferred tax asset valuation allowance	(19,027,362)	(14,144,068)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 and 2022 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $19,027,363 and $14,144,068 as of December 31, 2023 and 2022, respectively. The Company is evaluating the foreign reporting requirements as it relates to revenue from foreign sources and has determined that any accrual would not be material.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the U.S. must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the U.S. must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2023, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

11. Subsequent Events

Composition of Board of Directors

On January 31, 2024, Julie Kampf submitted written notice of her resignation from the Board of Directors, effective the same date. Concurrently, the independent director agreement between the Company and Ms. Kampf, dated June 7, 2022, expired in accordance with its terms. Ms. Kampf’s decision to resign from the Board of Directors was not the result of any disagreement relating to the Company’s operations, policies, or practices.

Subsequent to the year ended December 31, 2023, and before the date this Annual Report on Form 10-K was issued, Dr. William Hearl passed away.

On April 12, 2024, Michael Stewart submitted written notice of his resignation from the Board of Directors, effective the same date. Concurrently, the independent director agreement between the Company and Mr. Stewart, dated June 7, 2022, expired in accordance with its terms. Mr. Stewart’s decision to resign from the Board of Directors was not the result of any disagreement relating to the Company’s operations, policies, or practices.

Co-Development Agreement

Subsequent to the fiscal year ended December 31, 2023, and prior to the issuance date of this Annual Report on Form 10-K, the Company engaged in a Co-Development Agreement (the “Agreement”) with Qualigen Therapeutics, Inc. (“Qualigen”) aimed at furthering the commercialization efforts of DuraGraft™. Pursuant to the Agreement, Qualigen has committed to providing up to $1,500,000 in funding over the next few months to support the commercial launch of DuraGraft™ in the United States, including funding for post-clearance clinical studies. In exchange, Qualigen will be entitled to a portion of Marizyme’s gross profit from future U.S. sales of the product, subject to a cap of 2 times Qualigen’s invested capital. Additionally, Qualigen has obtained an exclusive negotiation period, which concludes on May 31, 2024, during which it may propose and delineate a broader strategic relationship between the two companies. In accordance with the agreement, the Company formed a wholly owned subsidiary called DuraGraft, Inc. subsequent to the year end.

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

At the end of the period covered by this Annual Report on Form 10-K an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022 and has remained unchanged for the year ended December 31, 2023:

●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting

Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, since December 31, 2023, management has added, or intends to add, controls to further enhance and revise the design of the existing controls, including the following:

●	Implementing reassessed design and operation of internal controls over financial reporting and reviewing procedures over the preparation of our financial statements.
●	Engaging permanent accounting personnel and consultants to provide support during our quarterly and annual preparation, review, and reporting of our financial statements.
●	Appointing qualified personnel to the key management roles to provide oversight and develop stronger controls, policies and procedures.
●	Maintaining adequate internal qualified personnel to properly supervise and review the information provided by outside consulting technical experts to ensure certain significant complex transactions and technical matters are properly accounted for.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective for the reasons discussed above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are a non-accelerated filer and are not subject to auditor attestation requirements under applicable SEC rules.

Changes to Internal Controls and Procedures over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
David Barthel	66	Chief Executive Officer, Secretary and Director
Dr. Vithalbhai Dhaduk	70	Chairman of the Board and Director
George Kovalyov	39	Chief Financial Officer and Treasurer
Harrison Ross	32	Vice President of Finance
Dr. Catherine Pachuk	67	Chief Scientific Officer and Executive Vice President
Terry Brostowin, Esq.	64	Director
Dr. Nilesh Patel	58	Director

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

Harrison Ross. Mr. Ross has been our Vice President of Finance since December 2021. Previously he had served as the chief financial officer of HLII from July 2020 to November 2021, and has served as HLII’s chief executive officer since December 2021. In addition, Mr. Ross has served as a director for Codebase Ventures Inc. (CSE:CODE) (FSE:C5B) (OTCQB:BKLLF) since October 2021. From November 2017 to October 2020, he was CFO of DC Acquisition Corp., a Canadian Capital Pool Company that completed a reverse takeover of a Canada-focused retail company that currently trades on the TSXV. Mr. Ross was simultaneously working part-time for the family-owned company Graymont Limited from January 2017 to December 2019 and before that was an equity analyst at the investment-management firm Duncan Ross and Associates from June 2016 to January 2018. In 2017, Mr. Ross became a CFA Charterholder and in 2013 Mr. Ross received his bachelor’s degree from the University of Western Ontario in Business and Organizational Studies with a specialization in accounting.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, or Section 16(a), the reports required to be filed pursuant to Section 16(a) during the fiscal year ended December 31, 2023 or in prior years, were timely filed except as otherwise disclosed in our previous filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as Chief Executive Officer during the year ended December 31, 2023 and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods. These individuals are our named executive officers for 2022.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
David Barthel, Chief	2023	$350,000	$-	$-	$-	$-	$350,000
Executive Officer	2022	$350,000	$-	$-	$-	$-	$350,000

Dr. Catherine Pachuk, Chief	2023	$325,000	$-	$-	$-	$-	$325,000
Scientific Officer and Executive Vice President	2022	$325,000	$-	$-	$-	$-	$325,000

Dr. Steven Brooks, Chief	2023	$262,500	$-	$-	$-	$-	$262,500
Medical Officer	2022	$300,000	$-	$-	$-	$-	$300,000

George Kovalyov, Chief	2023	$168,000	$-	$-	$-	$-	$168,000
Financial Officer	2022	$86,400	$-	$-	$-	$-	$86,400

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

As of December 31, 2023, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Barthel, Chief Executive Officer	280,000	(1)	120,000	(1)	-	$1.75	10/31/2031	-	-	-	-

Dr. Catherine Pachuk, Chief Scientific Officer and Executive Vice President

Dr. Steven Brooks, Chief Medical Officer	40,000	(2)				$1.25	11/30/2030

George Kovalyov, Chief Financial Officer	200,000	(3)				$1.75	12/21/2031

(1) David Barthel was granted an option to purchase 400,000 shares of common stock on October 31, 2021. The option vested as to 40,000 shares upon grant, and the balance of 360,000 shares will vest quarterly over a three-year period in equal 30,000-share installments.

(2) Dr. Steven Brooks was granted an option to purchase 40,000 shares of common stock on December 1, 2020. The option was subject to vesting in quarterly equal installments over three years.

(3) Geore Kovalyov was granted an option to purchase 200,000 shares of common stock on December 21, 2021. The option was subject to vesting in monthly equal installments over two years.

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

Under the CFO Consulting Agreement, the Company will pay the CFO Consultant a monthly base salary of $7,143 and reimburse all reasonable business-related travel and other business expenses. Notwithstanding this provision, the Company has paid the CFO Consultant $14,000 per month starting January 1, 2023. The Company will also grant the following equity compensation: (i) cashless warrants to purchase 100,000 shares of common stock of the Company, with an exercise price of $1.26 per share, expiring on December 21, 2026; (ii) options to purchase 200,000 shares of common stock of the Company, vesting monthly over two years, with an exercise price of $1.75 per share, expiring on December 21, 2031; and (iii) 175,000 restricted shares of common stock of the Company, subject to the following milestone vesting schedule: (a) 75,000 restricted shares will vest upon the Company successfully listing its common stock on Nasdaq or the NYSE; 50,000 restricted shares will vest upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (c) 25,000 restricted shares will vest upon the completion of valuation reports for both Somahlution LLC and HLII; and (d) 25,000 restricted shares will vest upon a material commercial partnership for MATLOC 1. The CFO Consultant will not receive any other employee benefits from the Company. AAT Services Inc. is subject to a side agreement, under which the granting of its restricted shares will occur upon vesting. Under a limited waiver and consent agreement, AAT Services Inc. waived its exercise rights under its options until certain conditions were met or December 31, 2022, whichever were to occur first. On December 27, 2022, such conditions were met, and as a result, the limited waiver and consent agreement expired in accordance with its terms.

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

Dr. Steven Brooks

On December 1, 2020, Dr. Steven Brooks signed an offer letter from us accepting the position as our Chief Medical Officer effective as of that date. This position provides annual compensation of $300,000, an annual discretionary bonus of potentially 25% of base salary based upon discretionary objectives to be outlined, and options to purchase 40,000 shares of common stock. We also provided Dr. Brooks a benefit package to include insurance coverage. Dr. Brooks’s employment was terminated on October 18, 2023.

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

Director Compensation

The table below provides information concerning compensation for services as a director paid to all persons who served as members of our board of directors during the fiscal year ended December 31, 2023, except for those persons who served as a director and are included in our executive compensation table above:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Vithalbhai Dhaduk	$76,000	$-	$-	$-	$-	$-	$76,000
Dr. William Hearl	$66,000	$-	$-	$-	$-	$-	$66,000
Julie Kampf	$66,000	$-	$-	$-	$-	$-	$66,000
Terry Brostowin	$56,000	$-	$-	$-	$-	$-	$56,000
Dr. Nilesh Patel	$36,000	$-	$-	$-	$-	$-	$36,000
Michael Stewart	$56,000	$-	$-	$-	$-	$-	$56,000

(1)	On April 22, 2022, the board of directors adopted resolutions that provided for directors to receive $5,000 as a member of any board committee.

(2)	Each of Dr. Dhaduk, Dr. Hearl, Ms. Kampf, and Mr. Brostowin held a fully vested option to purchase 125,000 shares of common stock and an option to purchase 40,000 shares of common stock subject to vesting conditions as of December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 13, 2024 (i) each of our named executive officers, other executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each other person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days of May 13, 2024, except as otherwise disclosed in the footnotes to the table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of May 13, 2024 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Marizyme, Inc., 555 Heritage Drive, Suite 205, Jupiter, Florida 33458.

	Amount and Nature of Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Name of Beneficial Owner	#(1)		%(2)
David Barthel(3)	310,000	(5)	0.2%
Dr. Catherine Pachuk(3)	349,323	(6)	0.3%
Terry Brostowin(4)	555,000	(7)	0.4%
Dr. William Hearl(4)	165,000	(8)	*
Dr. Vithalbhai Dhaduk(4)	4,775,548	(9)	3.6%
Julie Kampf(4)	165,000	(10)	*
Dr. Nilesh Patel(4)	70,000	(11)	*
Michael Stewart(4)	70,000	(11)	*
George Kovalyov(15)	810,136	(12)	0.6%
Harrison Ross(15)	694,094	(13)	0.5%
All directors and executive officers as a group (10 persons)	7,964,101		5.9%
About Investment Ltd	13,363,034	(14)	9.9%
Viner Total Investments	13,363,034	(14)	9.9%
Waichun Logistics Technology Ltd.	13,363,034	(14)	9.9%
Chaince Capital Fund LP	13,363,034	(14)	9.9%

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

(2) As of May 13, 2024, a total of 131,793,088 shares of the Company’s common stock are considered to be outstanding. This number does not include shares of common stock issuable upon conversion or exercise of outstanding convertible or exercisable securities. Pursuant to Exchange Act Rule 13d-3(d)(1), for each beneficial owner listed above, any options, warrants, or other convertible securities that are exercisable within 60 days have also been included for purposes of calculating their percent of class, but not for any other beneficial owner listed above.

(3) Named executive officer.

(4) Director.

(5) Consists of an option to purchase 310,000 shares of common stock within 60 days of May 13, 2024.

(6) Consists of (i) 268,710 shares of common stock, and (ii) a warrant to purchase 80,613 shares of common stock.

(7) Consists of an option to purchase 555,000 shares of common stock within 60 days of May 13, 2024.

(8) Consists of an option to purchase 165,000 shares of common stock within 60 days of May 13, 2024.

(9) Consists of (i) 4,610,548 shares of common stock held indirectly through Dr. Dhaduk’s wife, and (ii) a fully-vested option to purchase 165,000 shares of common stock.

(10) Consists of an option to purchase 165,000 shares of common stock within 60 days of May 13, 2024.

(11) Consists of an option to purchase 70,000 shares of common stock within 60 days of May 13, 2024.

(12) George Kovalyov may be deemed to beneficially own (i) 111,509 shares of common stock held directly; (ii) a fully-vested option to purchase 273,750 shares of common stock held directly; (iii) 124,877 shares of common stock held by AAT Services Inc., of which George Kovalyov is the sole beneficial owner; and (iv) 241,667 shares of common stock beneficially owned through AAT Services Inc., consisting of (a) a cashless warrant to purchase 100,000 shares of common stock; and (b) an option to purchase 200,000 shares of common stock that is exercisable within 60 days of May 13, 2024. AAT Services Inc. was also granted 175,000 restricted shares of common stock, subject to the following milestone vesting schedule: (A) 75,000 restricted shares vesting upon the Company successfully listing its common stock on Nasdaq or the NYSE; (B) 50,000 restricted shares vesting upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (C) 25,000 restricted shares vesting upon the completion of valuation reports for both Somahlution LLC and HLII; and (D) 25,000 restricted shares vesting upon a material commercial partnership for MATLOC 1. AAT Services Inc. is subject to a side agreement, under which the granting of its restricted shares will occur upon vesting, and therefore such restricted shares are not considered to be beneficially owned on May 13, 2024.

(13) Harrison Ross may be deemed to beneficially own (i) 141,948 shares of common stock held directly; (ii) a fully-vested option to purchase 273,750 shares of common stock held directly; (iii) 11,730 shares of common stock held by Rydra Capital Corp., of which Harrison Ross is the sole beneficial owner; and (iv) 241,667 shares of common stock beneficially owned through Rydra Capital Corp., consisting of (a) a cashless warrant to purchase 100,000 shares of common stock; and (b) an option to purchase 166,666 shares of common stock that is exercisable within 60 days of May 13, 2024. Rydra Capital Corp. was also granted 175,000 restricted shares of common stock, subject to the following milestone vesting schedule: (A) 75,000 restricted shares vesting upon the Company successfully listing its common stock on Nasdaq or the NYSE; (B) 50,000 restricted shares vesting upon any Company financing after January 1, 2022 of debt or equity in which the gross proceeds equal or exceed $5,000,000; (C) 25,000 restricted shares vesting upon the completion of valuation reports for both Somahlution LLC and HLII; and (D) 25,000 restricted shares vesting upon a material commercial partnership for MATLOC 1. Rydra Capital Corp. is subject to a side agreement, under which the granting of its restricted shares will occur upon vesting, and therefore such restricted shares are not considered to be beneficially owned on May 13, 2024.

(14) Consists of (i) 10,200,000 shares of common stock, and (ii) a warrant to purchase 3,163,034 shares of common stock.

(15) Executive officer.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

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

Under their independent director agreements, each non-executive director will receive an annual cash fee and an annual award of stock options. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter ending September 30, 2022. We granted the stock options to the non-executive directors on July 7, 2022. The annual cash fee paid to each non-executive director will be $28,000 as to Dr. Dhaduk; $28,000 as to Mr. Brostowin; $33,000 as to Dr. Hearl; $33,000 as to Ms. Kampf; $18,000 as to Dr. Patel; and $28,000 as to Mr. Stewart. On August 26, 2022, the Board adopted resolutions providing that the cash compensation to the independent directors began to accrue as of April 1, 2022. Under the independent director agreements, the annual award of stock options granted to Dr. Dhaduk, Mr. Brostowin, Dr. Hearl and Ms. Kampf may be exercised to purchase 40,000 shares of common stock. The exercise price of the initial grant is $2.20 per share. These stock options vest and become exercisable in 12 equal monthly installments over the first year following the date of grant, subject to the respective director continuing in service on our board of directors through each such vesting date. The stock options awarded to Dr. Patel and Mr. Stewart may be exercised to purchase 120,000 shares of common stock. These stock options will vest and become exercisable in twelve (12) equal quarterly installments over the first three years following the date of grant, subject to the respective director continuing in service on our board of directors through each such vesting date. The exercise price of the initial grant is $2.20 per share. The term of each stock option is ten (10) years from the date of grant. We will also reimburse each non-executive director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under the independent director agreements, we have separately entered into our standard indemnification agreement for executive officers and directors with each of our non-executive directors.

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

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. On January 26, 2022, the board restructured its committees and established or reestablished an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, and also formed a Pricing Committee for this offering. The board also adopted a committee charter for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The committee charters are available on our website at https://www.marizyme.com.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

The aggregate fees billed to the Company by the Company’s principal accountant, WithumSmith+Brown, PC, for the indicated services for each of the last two fiscal years were as follows:

	Years Ended
	December 31,
	2023	2022
Audit Fees	$140,000	$124,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$140,000	$124,000

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of fees for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Report on Form 10-K and review of the financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of fees for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of fees for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “—Audit Fees,” “—Audit-Related Fees” and “—Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

All auditing services and permissible non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Audit Committee in advance, except non-audit services (services other than audit, review or attest services), if such services fall within exceptions established by the SEC. The Chairman of the Audit Committee has been designated and authorized the authority to pre-approve auditing services and permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Audit Committee at its next meeting.

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

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

●	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 100)

●	Consolidated Balance Sheets as of December 31, 2023 and 2022

●	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

●	Notes to Consolidated Financial Statements

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

Date: May 13, 2024

MARIZYME, INC.

	By:	/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer

	By:	/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Vithalbhai Dhaduk	Chairman of the Board and Independent Director	May 13, 2024
Dr. Vithalbhai Dhaduk

/s/ Terry Brostowin	Director	May 13, 2024
Terry Brostowin

/s/ Nilesh Patel	Director	May 13, 2024
Nilesh Patel

/s/ David Barthel	Chief Executive Officer and Director	May 13, 2024
David Barthel	(principal executive officer)

/s/ George Kovalyov	Chief Financial Officer and Director	May 13, 2024
George Kovalyov	(principal financial and accounting officer)

