Form 10-Q
period 2024-03-31
MARIZYME, INC.
filed 2024-05-28
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 131,793,088 as of May 28, 2024.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS:
Current
Cash	$6,146	$148,465
Accounts receivable	-	60,284
Other receivables	35,823	35,797
Prepaid expenses	677,811	699,377
Inventory	15,209	24,855
Total current assets	734,989	968,778
Non-current
Property, plant and equipment, net	12,500	12,500
Operating lease right-of-use assets, net	1,000,702	1,101,211
Intangible assets, net	14,255,352	14,364,129
Prepaid royalties, non-current	120,500	122,457
Deposits	30,000	30,000
Goodwill	5,416,000	5,416,000
Total non-current assets	20,835,054	21,046,297
Total assets	$21,570,043	$22,015,075

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current
Accounts payable and accrued expenses	$2,584,044	$2,322,064
Notes payable	1,300,532	633,692
Due to related parties	270,900	230,153
Convertible notes - Units Private Placement	15,807,061	14,288,335
Convertible notes - OID	5,448,468	2,694,256
Operating lease obligations	436,795	434,082
Total current liabilities	25,847,800	20,602,582
Non-current
Operating lease obligations, net of current portion	563,907	667,129
Contingent liabilities	5,991,000	5,406,000
Total non-current liabilities	6,554,907	6,073,129
Total liabilities	32,402,707	26,675,711

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, issued and outstanding shares - 131,793,088 at March 31, 2024 and December 31, 2023	131,792	131,792
Additional paid-in capital	146,598,185	146,543,921
Accumulated deficit	(157,562,641)	(151,336,349)
Total stockholders’ equity (deficit)	(10,832,664)	(4,660,636)
Total liabilities and stockholders’ equity (deficit)	$21,570,043	$22,015,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$32,855	$128,974
Direct cost of revenue	9,647	39,275
Gross profit	23,208	89,699
Operating expenses:
Professional fees (includes related party amounts of $148,500 and $161,000 respectively)	264,096	384,806
Salary expenses	310,159	266,968
Research and development	321,867	605,997
Stock-based compensation	54,264	210,966
Depreciation and amortization	108,777	210,338
Royalty expense	1,957	36,183
Other general and administrative expenses	334,180	507,324
Total operating expenses	1,395,300	2,222,582
Total operating loss	(1,372,092)	(2,132,883)

Other income (expense)
Interest and accretion expenses	(4,161,830)	(1,697,701)
Change in fair value of contingent liabilities	(585,000)	1,276,000
Loss on debt extinguishment	(107,370)	-
Total other income (expense)	(4,854,200)	(421,701)

Net loss	$(6,226,292)	$(2,554,584)

Loss per share – basic and diluted	$(0.05)	$(0.06)

Weighted average number of shares of common stock outstanding – basic and diluted	131,793,088	40,757,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	210,966	-	210,966
Issuance of shares	240,000	240	153,360	-	153,600
Net loss	-	-	-	(2,554,584)	(2,554,584)
Balance, March 31, 2023 (unaudited)	40,768,191	$40,768	$103,735,216	$(88,544,017)	$15,231,967

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	131,793,088	$131,792	$146,543,921	$(151,336,349)	$(4,660,636)
Stock-based compensation expense	-	-	54,264	-	54,264
Net loss	-	-	-	(6,226,292)	(6,226,292)
Balance, March 31, 2024 (unaudited)	131,793,088	$131,792	$146,598,185	$(157,562,641)	$(10,832,664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(6,226,292)	$(2,554,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,777	210,338
Amortization of ROU asset	100,509	94,981
Stock-based compensation	54,264	210,966
Interest and accretion on convertible notes and notes payable	4,161,830	1,697,701
Change in fair value of contingent liabilities	585,000	(1,276,000)
Loss on debt extinguishment	107,370	-
Shares issued for a legal settlement	-	153,600
Change in operating assets and liabilities:
Accounts and other receivable	60,258	(10,284)
Prepaid expenses	21,566	(133,469)
Inventory	9,646	39,039
Accounts payable and accrued expenses	167,374	358,540
Due to related parties	40,747	89,016
Net cash used in operating activities	(808,951)	(1,120,156)

Cash flows from financing activities:
Proceeds from promissory notes	755,000	1,000,000
Repayments of promissory notes	(88,368)	(60,904)
Net cash provided by financing activities	666,632	939,096

Net change in cash	(142,319)	(181,060)

Cash at beginning of period	148,465	510,865

Cash at end of period	$6,146	$329,805

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs, which require the Company to rely on investing and financing activities in order to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $157,562,641 at March 31, 2024 (December 31, 2023 - $151,336,349). Additionally, the Company has negative working capital of $25,112,811 (December 31, 2023 - $19,633,804) and $6,146 (December 31, 2023 - $148,465) of cash on hand, which is not sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the next twelve months from the date the condensed consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filing with the SEC, and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. In April of 2024, the Company engaged in a Co-Development Agreement with Qualigen Therapeutics, Inc. (“Qualigen”) aimed at furthering the commercialization efforts of DuraGraft™. Pursuant to the Agreement, Qualigen has committed to providing up to $1,500,000 in funding over the next few months to support the commercial launch of DuraGraft™ in the United States, including funding for post-clearance clinical studies. While the Company has been successful in raising capital in the past and believes in the viability of its strategy to continue to develop and expand its products and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on May 13, 2024 (the “2023 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements included in the 2023 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 1 to those consolidated financial statements.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the recoverability of long-term assets including intangible assets and goodwill, amortization expense, valuation of warrants, stock-based compensation, and contingent liabilities.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were initially valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three months ended March 31, 2024, changes in these assumptions resulted in a $42,000 decrease in fair value of these liabilities. At March 31, 2024, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $183,000 (December 31, 2023 – $225,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was initially estimated at 20.6%. For the three months ended March 31, 2024, changes in these assumptions resulted in a $627,000 increase in fair value of this liability. At March 31, 2024, the fair market value of royalty payments was $3,985,000 (December 31, 2023 – $3,358,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. The rare pediatric voucher could only be applied for medical devices prior to receiving FDA approval. However, because DuraGraft received FDA approval in late 2023, obtaining the rare pediatric voucher is no longer possible. Therefore, as of December 31, 2023, the fair market value of rare pediatric vouchers was $Nil, and there has been no change in the fair market value during the three months ended March 31, 2024.

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three months ended March 31, 2024. At March 31, 2024, the fair market value of liquidation preference was $1,823,000 (December 31, 2023 – $1,823,000).

The detachable warrants attached to the OID Convertible Notes (see Note 7) are classified as equity. These warrants were valued using the Black-Scholes pricing model. The following weighted average assumptions were used in the Black-Scholes model: a risk-free rate of 4.25%, expected volatility of 349.95%, expected dividend yield of $Nil, and an expected life of 0.17 years. During the three months ended March 31, 2024, the Company extended the maturity dates of certain OID Warrants (see Note 7), as part of modification of OID Convertible Notes that resulted in a substantive modification and extinguishment of old debt. As a result, the Company recognized an incremental fair value increase of $1,128,078 as a change in the fair value of warrants, which was recorded as debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the OID Convertible Notes.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of March 31, 2024, and December 31, 2023, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
March 31, 2024	Level 1	Level 2	Level 3
Liabilities
Contingent liabilities	$-	$-	$5,991,000
Total	$-	$-	$5,991,000

	Fair Value Hierarchy
December 31, 2023	Level 1	Level 2	Level 3
Liabilities
Contingent liabilities	$-	$-	$5,406,000
Total	$-	$-	$5,406,000

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Contingent Liabilities
Balance at December 31, 2023	$5,406,000
Change in fair value of contingent liabilities	585,000
Balance at March 31, 2024	$5,991,000

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, and employee benefits, for individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of DuraGraft, and costs related to manufacturing DuraGraft for clinical trials. The Company has entered into various research and development contracts with various organizations. Payments of these activities are based on the terms of the individual agreements which matches to the pattern of costs incurred. Payments made in advance are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be required in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

New Accounting Standards and Updates from the Securities and Exchange Commission (“SEC”)

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has fully adopted ASU 2020-06 as of January 1, 2024, and this adoption does not have a material impact on the way the Company is accounting for its debt.

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

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add an additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,641 increasing to $16,032 in 2024 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of March 31, 2024, the remaining lease term was 2.33 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three months ended March 31, 2024 was $97,173 (March 31, 2023 – $154,828).

The following table summarizes supplemental balance sheet information related to the operating lease as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Right-of-use asset	$1,000,702	$1,101,211

Operating lease liabilities, current	$436,795	$434,082
Operating lease liabilities, non-current	563,907	667,129
Total operating lease liabilities	$1,000,702	$1,101,211

As of March 31, 2024, the maturities of the lease liabilities for the periods ending December 31, are as follows:

2024	$325,562
2025	444,934
2026	266,034
Total lease payments	$1,036,530
Less: Present value discount	(35,828)
Total	$1,000,702

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

At December 31, 2023, management determined that the carrying value of Krillase exceeded its estimated recoverable amount of $Nil as of December 31, 2023. Impairment of $4,250,000 was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. There have been no changes in the estimated recoverable amount of Krillase intangible assets in the three months ended March 31, 2024.

DuraGraft

As part of the Somahlution acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology.

At December 31, 2023, management determined that the carrying value of DuraGraft intangible assets exceeded its recoverable amount. Impairment of $2,442,000 was recognized on DuraGraft intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. The recoverable amount of DuraGraft intangible assets was estimated at $14,241,384 as of December 31, 2023. There have been no changes in the estimated recoverable amount of DuraGraft intangible assets in the three months ended March 31, 2024.

My Health Logic

As part of the My Health Logic acquisition in 2021, Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. At December 31, 2023, management determined that carrying value of assets exceeded its recoverable amount. Impairment of $5,777,720 was recognized on MHL’s intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. There have been no changes in the estimated recoverable amount of MATLOC intangible assets in the three months ended March 31, 2024.

Additionally, as part of the My Health Logic acquisition in 2021, the Company recognized goodwill of $1,774,656. At December 31, 2023, management determined that the carrying value of goodwill exceeded its recoverable amount. As a result, the Company recognized an impairment of $1,774,656, which was recorded in the consolidated statements of operations for the year ended December 31, 2023.

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents in process	$122,745	$-	$122,745
DuraGraft patent	5,256,000	(1,482,460)	3,773,540
DuraGraft - Distributor relationship	308,000	(112,933)	195,067
DuraGraft IPR&D - Cyto Protectant Life Sciences	10,164,000	-	10,164,000
	$15,850,745	$(1,595,393)	$14,255,352

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$4,250,000	$-	$(4,250,000)	$-
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(1,381,383)	-	3,874,617
DuraGraft - Distributor relationship	308,000	(105,233)	-	202,767
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	(2,442,000)	10,164,000
My Health Logic - Trade name	450,000	(65,090)	(384,910)	-
My Health Logic - Biotechnology	4,600,000	(547,941)	(4,052,059)	-
My Health Logic - Software	1,550,000	(209,249)	(1,340,751)	-
Total intangibles	$29,142,745	$(2,308,896)	$(12,469,720)	$14,364,129

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2023 and March 31, 2024	$5,416,000	$-	$5,416,000

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2022	$27,675,020
Impairment	(12,469,720)
Amortization expense	(841,171)
Balance, December 31, 2023	$14,364,129
Amortization expense	(108,777)
Balance, March 31, 2024	$14,255,352

Future amortizations for DuraGraft intangible assets for the next five years will be $435,108 for each year from 2025 through 2029 and $1,793,066 for 2030 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

NOTE 6 – NOTES PAYABLE

a) On October 23, 2023, the Company issued a note payable to Hub International for $165,469 bearing interest at the annual rate of 8% per annum, due August 23, 2024, payable monthly starting November 23, 2023. Failure to pay past due amounts and monthly installments may result in cancellation of the Company’s insurance. As of March 31, 2024, the Company has outstanding balance under the note payable in the amount of $72,102 (December 31, 2023 - $130,122).

b) On December 28, 2022, the Company issued a promissory note to Hexin for the principal amount of $750,000 bearing interest at the annual rate of 20% per annum, due June 28, 2023 (the “Hexin Promissory Note”). For the year ended December 31, 2023, the Company accrued $64,133 in interest on the promissory note. Hexin agreed to cancel the Hexin Promissory Note with the outstanding balance of $814,133 (the aggregate amount of principal plus accrued and unpaid interest as of May 30, 2023) in exchange for the issuance of 9,578,040 OID Units (see Note 7), which the Company issued to Hexin on May 30, 2023.

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

d) As part of the My Health Logic Inc. acquisition, completed in November 2021, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 7). For the three month ended March 31, 2024, the Company accrued $5,540 in interest on the notes payable (March 31, 2023 - $13,068). As of March 31, 2024, balance of the remaining note payable was $252,430 (December 31, 2023 - $252,223).

e) As of March 31, 2024, the Company has outstanding borrowings under a note payable to Mr. Richmond in the principal amount of $151,000 (December 31, 2023 - $151,000). The note payable bears no interest and is due on demand.

f) As of March 31, 2024, the Company has outstanding borrowings under a note payable to Santander Bank: Sullivan & Worcester LLP in the principal amount of $65,000 (December 31, 2023 - $65,000). The note payable bears no interest and is due on demand.

g) As of March 31, 2024, the Company has outstanding borrowings under a note payable in the principal amount of $755,000 (December 31, 2023 - $Nil). The note payable bears no interest and is due on demand.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

In 2023, the Company amended the conversion price of the Convertible Notes and the exercise price of the Class C Warrants to $0.10 per share.

The Company determined that the terms of the new securities were substantially different from the original securities, and, as such the transaction was accounted for as an extinguishment of debt and the new securities accounted for as a new debt issuance. As a result of this substantial modification, a total of 8,269,237 Units outstanding were replaced with an aggregate of 190,584,260 pro rata Units, and a loss on debt extinguishment of $684,682 was recorded in consolidated statements of operations for the year ended December 31, 2023.

Additionally, in 2023 due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by its maturity date of May 7, 2023 (see Note 6), the Company also defaulted under the Convertible Notes on the same date. As the result, the Company accreted a default amount of $7,378,993 to the value of the Convertible Notes in 2023.

Additionally, in 2023, the Company issued an aggregate of 4,207,828 Units for the proceeds of $344,959. In December 2023, several note holders exercised their right to convert Convertible Notes, resulting in an aggregate of $9,340,774 worth of Convertible Notes being converted into common stock of the Company. Additionally, subsequent to the conversion, the Company extended the maturity dates the certain outstanding Convertible Notes.

During the three months ended March 31, 2024, the Company amended certain Convertible Note with original maturity dates of March 24, 2024, to extend their term until March 24, 2025. In connection with the extension of the maturity date for the outstanding Convertible Notes, the Company executed a substantial modification that led to the extinguishment of the existing Convertible Notes and the issuance of new Convertible Notes. This modification resulted in a gain on extinguishment of $572,764, which has been recognized in the condensed consolidated statements of operations for the three months ended March 31, 2024 (March 31, 2023 - $Nil).

During the three months ended March 31, 2024, the Company recognized interest and accretion expense of $2,091,490 (March 31, 2023 - $2,763,749) in the condensed consolidated statements of operations.

The Company determined that the optional conversion feature attached to the Convertible Notes did not meet the definition of derivative liability and that the detachable warrants issued did not meet the definition of a liability and therefore was accounted for as an equity instrument.

The fair value of the warrants issued have been recorded as debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the Convertible Notes.

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of March 31, 2024 and December 31, 2023:

Balance, December 31, 2022	$2,751,633
Debt accretion on Original securities	1,835,741
Debt extinguishment	(4,587,374)
Convertible notes issued - new securities	19,403,385
Debt discount	(19,403,385)
Debt accretion on New Securities	17,792,071
Mandatory Default Amount	7,378,993
Conversion of debt	(9,426,260)
Extinguishment of debt	(10,518,069)
Convertible notes issued with extended maturity date	10,518,069
Debt discount	(1,520,047)
Debt accretion	63,578
Balance, December 31, 2023	$14,288,335
Debt accretion	2,091,490
Extinguishment of debt	(3,952,573)
Convertible notes issued with extended maturity date	4,366,512
Debt discount	(986,703)
Balance, March 31, 2024	$15,807,061

	March 31, 2024	December 31, 2023
Convertible notes - total principal	$19,400,891	$18,955,174
Unamortized issuance costs and discount	(3,593,830)	(4,666,839)
Convertible Notes, Net of Debt Discount	$15,807,061	$14,288,335

	March 31, 2024	December 31, 2023
Current portion	$15,807,061	$14,288,335
Non-current portion	-	-
Convertible Notes, Net of Debt Discount	$15,807,061	$14,288,335

2023 Convertible Notes and Warrants

In 2023, the Company conducted five separate closings (the “2023 OID Units Closings”) of a private placement of up to $10,000,000 for an aggregate of up to 100,000,000 units (the “OID Units”) under a Unit Purchase Agreement, dated as of May 12, 2023, with accredited investors (the “OID Purchase Agreement”), each consisting of (i) a 15% original issue discount unsecured subordinated convertible promissory note (each, a “OID Convertible Note” and collectively, the “OID Convertible Notes”), convertible into shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Notes may be converted at $0.10 per share, subject to adjustment (the “Class E Warrant”), and (iii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Note may be converted at $0.20 per share, subject to adjustment (each, a “Class F Warrant,” and each Class F Warrant together with each Class E Warrant collectively, the “OID Warrants”).

Pursuant to the 2023 OID Units Closings, the company issued 69,876,060 OID Units in aggregate, for the total proceeds of $5,404,452, net of issuance costs.

The Company determined that the optional conversion feature attached to the OID Convertible Notes did not meet the definition of derivative liability and that the detachable warrants originally issued met the definition of a liability and therefore was accounted for as a derivative liability instrument. The warrants were fair valued at $12,292,635 and recorded as derivative liabilities on the condensed consolidated balance sheets. As a result of the warrant liability exceeding the value of the debt principal, the Company recorded a $6,888,475 loss on issuance of debt in the consolidated statements of operations for the year ended December 31, 2023. These warrants were valued using the Black-Scholes pricing method. The changes in the assumptions used to value the warrants as of December 11, 2023, resulted in a $795,934 decrease in fair value of this liability. At December 11, 2023, the fair market value of detachable warrant liability was $11,496,701. Additionally, on December 11, 2023, the Company amended the OID Convertible Notes contracts, resulting in a change in the accounting treatment for the detachable warrants. Following the amendment, the warrants no longer met the definition of liability and were consequently accounted for as equity instruments. This adjustment led to a reclassification of $11,496,701 from derivative liabilities to equity in the Company’s condensed consolidated financial statements.

During the three months ended March 31, 2024, the Company extended the maturity date of certain OID Convertible Notes. Four out of five extensions did not result in a significant modification. However, one extension contract executed on February 12, 2024, extended the maturity date by one year to February 12, 2025, and was deemed substantive. This triggered the extinguishment of the existing OID Convertible Note and the issuance of a new Convertible Note. Additionally, the detachable warrants attached to the OID Convertible Notes had their maturity extended by two years. As a result, the Company recognized an incremental fair value increase of $1,128,078 as a change in the fair value of warrants, which was recorded as a debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the OID Convertible Notes. The modification of the maturity dates of the OID Convertible Notes and the attached OID Warrants resulted in a loss on extinguishment of $680,135, which has been recognized in the condensed consolidated statements of operations for the three months ended March 31, 2024 (March 31, 2023 - $Nil).

During the three months ended March 31, 2024, the Company recognized interest and accretion expense of $2,074,078 (March 31, 2023 - $Nil), in the condensed consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the OID Convertible Notes, net of debt discount outstanding, as of March 31, 2024 and December 31, 2023:

OID Convertible Notes, Net of Debt Discount
Balance, December 31, 2022	$-
Issuance of convertible notes	6,987,606
Issuance cost	(1,583,154)
Debt discount	(5,404,452)
Debt accretion	2,694,256
Balance, December 31, 2023	$2,694,256
Debt accretion	2,074,078
Extinguishment of debt	(1,268,481)
Convertible note issued with extended maturity date	2,529,786
Debt discount	(581,171)
Balance, March 31, 2024	$5,448,468

	March 31, 2024	December 31, 2023
Convertible notes - total principal	$7,667,742	$6,987,606
Unamortized issuance costs and discount	(2,219,274)	(4,293,350)
Convertible Notes, Net of Debt Discount	$5,448,468	$2,694,256

	March 31, 2024	December 31, 2023
Current portion	$5,448,468	$2,694,256
Non-current portion	$-	$-
Convertible Notes, Net of Debt Discount	$5,448,468	$2,694,256

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

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of March 31, 2024, and December 31, 2023, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 2,000,000,000 shares of common stock with a par value of $0.001.

As of March 31, 2024, there were 131,793,088 (December 31, 2023 - 131,793,088) shares of common stock issued and outstanding. During the three months ended March 31, 2024, the Company did not issue any shares of common stock.

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of March 31, 2024, there remains 2,924,057 options available for issuance (December 31, 2023 – 2,924,057).

During the three months ended March 31, 2024, the Company granted Nil (December 31, 2023 – Nil) share purchase options to directors of the Company.

The summary of option activity for the three months ended March 31, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Granted/forfeited	-	-	-	-
Outstanding at December 31, 2023	3,925,943	1.33	5.06	-
Forfeited	(165,000)	1.48	-	-
Outstanding at March 31, 2024	3,760,943	1.33	4.70	-
Exercisable at March 31, 2024	3,570,943	$1.29	4.53	$-

As of March 31, 2024, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	1,985,943	1,985,943	2.24	$-
1.25	415,000	415,000	6.90	-
1.37	200,000	200,000	6.38	-
1.75	800,000	710,000	7.66	-
2.20	360,000	260,000	8.19	-
$1.33	3,760,943	3,570,943	4.70	$-

d)	Restricted Share Units

During the year ended December 31, 2021, the Company granted restricted share awards totaling 350,000 shares of common stock to directors, senior officers, and consultants, contingent upon underlying performance conditions. As of March 31, 2024, the Company determined that only two out of four performance conditions have been met. No compensation cost was recognized for the restricted share awards for the three months ended March 31, 2024 (March 31, 2023- $Nil).

The following performance conditions attached to the restricted share awards were achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somahlution and My Health Logic.

e)	Warrants

As of March 31, 2024 and December 31, 2023, there were 636,483,634 warrants outstanding, respectively.

	Number	Weighted Average Price
Balance, December 31, 2022	20,048,497	$2.64
Warrants modified pursuant to debt extinguishment (Note 7)	355,577,447	0.1
Issued pursuant to debt agreements (Note 7)	183,560,497	0.15
Issued	79,949,352	0.11
Exercised	(2,652,159)	0.10
Balance, December 31, 2023 and March 31, 2024	636,483,634	$0.12

The detachable warrants attached to the OID Convertible Notes (see Note 7) are classified as equity. These warrants were valued using the Black-Scholes pricing model. During the three months ended March 31, 2024, the Company extended the maturity dates of certain OID Warrants (see Note 7), resulting in a substantive modification. As a result, the Company recognized an incremental fair value increase of $1,128,078 as a debt discount, which is being amortized to interest and accretion expense using the effective interest method over the term of the OID Convertible Notes.

f)	Stock-based compensation

During the three months ended March 31, 2024, the Company recorded $54,264 in non-cash share-based compensation (March 31, 2023 - $210,966).

NOTE 9 – RELATED PARTY TRANSACTIONS

As at March 31, 2024, the Company owed an aggregate of $270,900 (December 31, 2023 - $230,153) to related parties of the Company.

In the three months ended March 31, 2024, the Company incurred and settled $336,000 and $72,100, respectively (March 31, 2023 - $404,750 and $243,750, respectively) in professional service rendered by related parties of the Company. The services were provided by entities which are controlled by management and are pursuant to various consulting agreements.

During the three months ended March 31, 2024, the Company also incurred $243,500 in compensation to Directors and Executive Officers for their services rendered (March 31, 2023 – $332,750) and settled $187,500 (March 31, 2023 – $243,750).

Additionally, as part of the Somahlution acquisition in 2020, the Company recorded a prepaid royalty to the stockholders of Somahlution. The former primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant stockholder of the Company. During the three months ended March 31, 2024, the Company accrued $1,957 (March 31, 2023 - $36,183) in royalties payable incurred on sales of the DuraGraft product outside of the U.S., respectively. This amount was offset against the prepaid royalty receivable.

During the year ended December 31, 2023, the Company and stockholders of Somahlution agreed to reduce the prepaid royalty balance by 50% or by $151,000. As at March 31, 2024, the Company had $120,500 in prepaid royalties (December 31, 2023 - $122,457) which had been classified as non-current in the condensed consolidated balance sheets.

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

The royalties are in perpetuity. During the three months ended March 31, 2024, the Company had not earned any revenues from Krillase, however the Company did incur sales of the DuraGraft products outside of the U.S., on which $1,957 in royalties have been accrued and offset against the prepaid royalties receivable (see Note 9).

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

The Company has entered into arrangements for office and laboratories spaces. As at March 31, 2024, minimum lease payments in relation to lease commitments are payable as described in Note 4.

NOTE 11 - SUBSEQUENT EVENTS

Composition of Board of Directors

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

Co-Development Agreement

Subsequent to the quarter ended March 31, 2024, the Company engaged in a Co-Development Agreement (the “Agreement”) with Qualigen Therapeutics, Inc. (“Qualigen”) aimed at furthering the commercialization efforts of DuraGraft™. Pursuant to the Agreement, Qualigen has committed to providing up to $1,500,000 in funding over the next few months to support the commercial launch of DuraGraft™ in the United States, including funding for post-clearance clinical studies. In exchange, Qualigen will be entitled to a portion of Marizyme’s gross profit from future U.S. sales of the product, subject to a cap of 2 times Qualigen’s invested capital. Additionally, Qualigen has obtained an exclusive negotiation period, which concludes on May 31, 2024, during which it may propose and delineate a broader strategic relationship between the two companies. In accordance with the agreement, the Company formed a wholly owned subsidiary called DuraGraft, Inc. subsequent to the quarter ended March 31, 2024.

OID Convertible Notes Amendment

After the quarter ended March 31, 2024, the Company extended the maturity date of OID Convertible Notes with an aggregate amount of $3,781,335 by approximately one year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three months ended March 31, 2024 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Our net loss was approximately $6.2 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Other Income (Expense)

Other income and expenses consist of mark-to-market adjustments on contingent liabilities assumed on the acquisition of the Somahlution Assets and interest and accretion expenses related to our Convertible Notes.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2024:

	Three Months Ended March 31,
	2024	2023	Change

Revenue	$32,855	$128,974	$(96,119)
Direct cost of revenue	9,647	39,275	(29,628)
Gross profit	23,208	89,699	(66,491)
Operating expenses:
Professional fees	264,096	384,806	(120,710)
Salary expenses	310,159	266,968	43,191
Research and development	321,867	605,997	(284,130)
Stock-based compensation	54,264	210,966	(156,702)
Depreciation and amortization	108,777	210,338	(101,561)
Royalty expense	1,957	36,183	(34,226)
Other general and administrative expenses	334,180	507,324	(173,144)
Total operating expenses	1,395,300	2,222,582	(827,282)
Total operating loss	$(1,372,092)	$(2,132,883)	$760,791
Other income (expenses):
Interest and accretion expense	(4,161,830)	(1,697,701)	(2,464,129)
Change in fair value of contingent liabilities	(585,000)	1,276,000	(1,861,000)
Loss on debt extinguishment	(107,370)	-	(107,370)
Total other income (expense)	(4,854,200)	(421,701)	(4,432,499)

Net loss	$(6,226,292)	$(2,554,584)	$(3,671,708)

Revenue

We recognized revenue of approximately $0.03 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. The decrease can be attributed to a halt in inventory production during the three months ended March 31, 2024, due to constraints on financial resources of the Company.

Direct Costs of Revenue

During the period ended March 31, 2024, we incurred approximately $0.01 million in direct costs of revenue, reflecting a $0.03 million decrease, or 75.4%, compared to approximately $0.04 million in direct costs of revenue incurred during the three months ended March 31, 2023. The decrease in cost of goods sold was primarily attributed to reduced sales during the three months ended March 31, 2024, compared to the corresponding period ended March 31, 2023.

Professional Fees

Professional fees decreased by approximately $0.1 million or 31.4% to approximately $0.3 million in the three months ended March 31, 2024 compared to approximately $0.4 million in the three months ended March 31, 2023. The decrease is primarily attributed to higher professional fees incurred in the prior period, driven by spending on consulting for DuraGraft FDA regulatory and clinical support

Salary Expenses

Salary expenses in the three months ended March 31, 2024 were approximately $0.3 million, an approximately $0.05 million or 16.2% increase from the comparative period. This increase can be attributed to a lower portion of salaries being reclassified to research and development expenses, as the Company reduced its R&D efforts in the latter half of fiscal 2023.

Research and Development

Research and development expenses in the three months ended March 31, 2024 were approximately $0.3 million, approximately a $0.3 million or 46.9% decrease from the comparative period. This reduction in research and development expenses is primarily attributed to the Company’s suspension of European study on DuraGraft as well Company’s decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the third quarter of 2023.

Stock-Based Compensation

Stock-based compensation decreased to approximately $0.1 million for the three quarters ended March 31, 2024 from approximately $0.2 million in the comparative quarter ended March 31, 20223 which represents 74.3% decrease period over period. A significant portion of options have completed their vesting period in the second quarter of 2023 and no options have been granted since the end of fiscal year 2022, which explains the decrease in stock-based compensation period over period.

Depreciation and Amortization

Depreciation and amortization decreased to approximately $0.1 million for the three months ended March 31, 2024, down from approximately $0.2 million in the comparative quarter ended March 31, 2023, representing a 48.3% decrease period over period. This decrease was attributed to the impairment of intangible assets at the end of fiscal 2023, which were amortized during the comparative quarter.

Other General and Administrative Expenses

Other general and administrative expenses decreased by approximately $0.2 million, or 34.1%, to approximately $0.3 million in the three months ended March 31, 2024. This decrease can be attributed to non-recurring non-legal professional fees incurred in connection with amendments to a registration statement on Form S-1 filed with the SEC for a public offering in the comparative period ended March 31, 2023.

Other Income (Expenses)

In the three months ended March 31, 2024, the Company incurred approximately $4.2 million in interest and accretion costs related to convertible notes issued at a discount as part of its Units Private Placement. This represents a $2.5 million increase, or 145.1%, compared to $1.7 million in the comparative quarter ended March 31, 2023.

Additionally, the Company recognized $0.6 million of fair value loss from mark-to-market adjustments on the contingent liabilities assumed on the acquisition of the Somahlution Assets due to the change of the fair value of the contingent consideration compared to $1.3 million of fair value gain, a decrease of $1.9 million from mark-to-market adjustment on the contingent liability if compared to the quarter ended March 31, 2023.

In the three months ended March 31, 2024, the Company recorded a $0.1 million loss on the extinguishment of Convertible Notes and OID Convertible Notes due to the amendment of the maturity dates for certain Notes and warrants attached to those Notes. No such event occurred during the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2024 we had available cash of approximately $0.01 million and accumulated deficit of $157.6 million. We fund our operations through capital raises.

Debt

As of March 31, 2024, the Company had outstanding convertible notes with varying maturities for an aggregate principal amount of $21.3 million, all payable within approximately 12 months. Future interest payments associated with the convertible notes total $5.8 million.

The Company also issues unsecured short-term promissory notes for operational purposes. As of March 31, 2024, the Company had $1.3 million of promissory notes outstanding, all of which were payable within 12 months.

Leases

The Company has lease arrangements for office and laboratories facilities. As of March 31, 2024, the Company had fixed lease payment obligations of $1.0 million, with $0.3 million payable within 12 months.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three months ended March 31,
	2024	2023	Change
Net cash provided by/(used in):
Operating activities	$(808,951)	$(1,120,156)	$311,205
Financing activities	666,632	939,096	(272,464)
Net change in cash	$(142,319)	$(181,060)	$38,741

Operating Activities

Net cash used in operating activities was approximately $0.8 million for the three months ended March 31, 2024, compared to $1.1 million for the same period in 2023. The decrease in cash flows spent on operating activities is primarily attributable to differences in the timing of payments to our vendors and receipts from our customers.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was approximately $0.7 million, raised from the issuance of promissory notes of $0.8 million, with approximately $0.1 million repaid during the current period. In contrast, for the three months ended March 31, 2023, net cash provided by financing activities primarily stemmed from the issuance of an unsecured promissory note to Walleye, generating $1.1 million. Additionally, during the same period in 2023, the Company repaid approximately $0.1 million in notes payable.

Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $157.6 million at March 31, 2024 (December 31, 2023 - $151.3 million). Additionally, the Company has negative working capital of approximately $25.1 million (December 31, 2023 - $19.6 million) and $0.06 million (December 31, 2023 - $0.1 million) of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report on Form 10-Q an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023 and has remained unchanged for the three months ended March 31, 2024:

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

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediating the material weakness in internal control over financial reporting identified above. In the three months ended March 31, 2024, the Company took the following steps in order to improve its internal controls over financial reporting:

●	Implemented controls around operation of internal control over financial reporting and reviewing procedures over the preparation of our financial statements such that our management believes that the Company had adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2024, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report on Form 8-K and we did not repurchase any of our common stock.

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

Date: May 28, 2024	MARIZYME, INC.

/s/ David Barthel
Name: David Barthel
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
Name: George Kovalyov
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

