Form 10-Q
period 2024-06-30
MARIZYME, INC.
filed 2024-08-14
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

As of August 14, 2024, the registrant had 131,793,088 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS:
Current
Cash	$5,222	$148,465
Accounts receivable	-	60,284
Other receivables	35,848	35,797
Prepaid expenses	854,148	699,377
Inventory	26,869	24,855
Total current assets	922,087	968,778
Non-current
Property, plant and equipment, net	-	12,500
Operating lease right-of-use assets, net	899,411	1,101,211
Intangible assets, net	14,146,575	14,364,129
Prepaid royalties, non-current	120,500	122,457
Deposits	30,000	30,000
Goodwill	5,416,000	5,416,000
Total non-current assets	20,612,486	21,046,297
Total assets	$21,534,573	$22,015,075

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current
Accounts payable and accrued expenses	$3,269,250	$2,322,064
Notes payable	1,541,627	633,692
Due to related parties	287,900	230,153
Convertible notes, net - Units Private Placement	17,022,717	14,288,335
Convertible notes, net - OID	990,636	2,694,256
Operating lease obligations	439,508	434,082
Total current liabilities	23,551,638	20,602,582
Non-current
Operating lease obligations, net of current portion	459,903	667,129
Agreement obligation	1,000,000	-
Contingent liabilities	5,903,000	5,406,000
Total non-current liabilities	7,362,903	6,073,129
Total liabilities	30,914,541	26,675,711

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, issued and outstanding shares - 131,793,088 at June 30, 2024 and December 31, 2023	131,792	131,792
Additional paid-in capital	152,123,457	146,543,921
Accumulated deficit	(161,635,217)	(151,336,349)
Total stockholders’ equity (deficit)	(9,379,968)	(4,660,636)
Total liabilities and stockholders’ equity (deficit)	$21,534,573	$22,015,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$-	$184,739	$32,855	$313,713
Direct cost of revenue	-	49,611	9,647	88,886
Gross profit	-	135,128	23,208	224,827
Operating expenses:
Professional fees (includes related party amounts of $109,500, $161,000, $230,000, $322,000, respectively)	338,676	511,844	602,772	896,650
Salary expenses	355,525	335,004	665,684	601,972
Research and development	312,333	691,393	634,200	1,297,390
Stock-based compensation	41,588	160,762	95,852	371,728
Depreciation and amortization	121,277	210,293	230,054	420,631
Royalty expense	-	162,065	1,957	198,248
Other general and administrative expenses	419,961	2,867,749	754,141	3,375,073
Total operating expenses	1,589,360	4,939,110	2,984,660	7,161,692
Total operating loss	(1,589,360)	(4,803,982)	(2,961,452)	(6,936,865)

Other income (expense)
Interest and accretion expenses	(2,938,416)	(13,424,169)	(7,100,246)	(15,121,870)
Other income	200,000	-	200,000	-
Change in fair value of contingent liabilities	88,000	714,000	(497,000)	1,990,000
Gain (loss) on debt extinguishment	667,200	(684,682)	559,830	(684,682)
Borrowing costs	(500,000)	-	(500,000)	-
Loss on issuance of debt	-	(2,377,569)	-	(2,377,569)
Total other expense	(2,483,216)	(15,772,420)	(7,337,416)	(16,194,121)
Net loss	$(4,072,576)	$(20,576,402)	$(10,298,868)	$(23,130,986)
Loss per share – basic and diluted	$(0.03)	$(0.48)	$(0.08)	$(0.55)
Weighted average number of shares of common stock outstanding – basic and diluted	131,793,088	43,187,439	131,793,088	41,979,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	210,966	-	210,966
Issuance of shares	240,000	240	153,360	-	153,600
Net loss	-	-	-	(2,554,584)	(2,554,584)
Balance, March 31, 2023 (unaudited)	40,768,191	40,768	103,735,216	(88,544,017)	15,231,967
Stock-based compensation expense	-	-	160,762	-	160,762
Issuance of shares	1,946,410	1,946	221,540	-	223,486
Exercise of warrants	2,652,159	2,652	262,564	-	265,216
Issuance of warrants on debt extinguishment	-	-	19,058,426	-	19,058,426
Issuance of warrants on promissory note	-	-	1,333,128	-	1,333,128
Warrants cancelled in debt extinguishment	-	-	(8,426,927)	-	(8,426,927)
Net loss	-	-	-	(20,576,402)	(20,576,402)
Balance, June 30, 2023 (unaudited)	45,366,760	$45,366	$116,344,709	$(109,120,419)	$7,269,656

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	131,793,088	$131,792	$146,543,921	$(151,336,349)	$(4,660,636)
Stock-based compensation expense	-	-	54,264	-	54,264
Net loss	-	-	-	(6,226,292)	(6,226,292)
Balance, March 31, 2024 (unaudited)	131,793,088	$131,792	$146,598,185	$(157,562,641)	$(10,832,664)
Stock-based compensation expense	-	-	41,588	-	41,588
Modification of warrants	-	-	5,483,684	-	5,483,684
Net loss	-	-	-	(4,072,576)	(4,072,576)
Balance, June 30, 2024 (unaudited)	131,793,088	$131,792	$152,123,457	$(161,635,217)	$(9,379,968)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(10,298,868)	$(23,130,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230,054	420,631
Amortization of ROU asset	201,800	-
Stock-based compensation	95,852	371,728
Interest and accretion on convertible notes and notes payable	7,100,246	15,121,870
Change in fair value of contingent liabilities	497,000	(1,990,000)
Gain (loss) on debt extinguishment	(559,830)	684,682
Loss on issuance of debt	-	2,377,569
Shares issued as part of the Confidential Settlement Agreement	-	153,600
Shares issued for services	-	138,000
Warrants issued as part of promissory note agreement	-	1,333,128
Borrowing costs	500,000	-
Change in operating assets and liabilities:
Accounts and other receivable	60,233	(4,171)
Prepaid expenses	(154,771)	519,414
Inventory	(2,014)	75,843
Accounts payable and accrued expenses	932,496	1,657,909
Due to related parties	57,747	143,351
Operating lease liabilities	(201,800)	(190,581)
Net cash used in operating activities	(1,541,855)	(2,318,013)

Cash flows from financing activities:
Proceeds from issuance of OID Convertible Notes, net of issuance cost	-	870,000
Proceeds from shares issued for exercise of warrants	-	265,216
Proceeds from promissory notes	1,040,000	1,000,000
Repayments of promissory notes	(141,388)	(122,842)
Proceeds from agreement	500,000	-
Net cash provided by financing activities	1,398,612	2,012,374

Net change in cash	(143,243)	(305,639)

Cash at beginning of period	148,465	510,865

Cash at end of period	$5,222	$205,226

Supplemental disclosure of cash flow information:
Debt discount issued in connection with warrants modification	$5,344,229	$-
Derivative liabilities and debt discount issued in connection with convertible notes	$-	$5,461,702
Warrants and debt discount issued in connection with convertible notes	$-	$19,058,426
Settlement of notes payable with convertible notes	$-	$2,064,133
Warrants cancelled in debt extinguishment	$-	$8,426,927
Shares issued on conversion of convertible notes	$-	$84,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

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

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs, which requires the Company to rely on investing and financing activities in order to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $161,635,217 at June 30, 2024 (December 31, 2023 - $151,336,349). Additionally, the Company has negative working capital of $22,629,551 (December 31, 2023 - $19,633,804) and $5,222 (December 31, 2023 - $148,465) of cash on hand, which is not sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the next twelve months from the date the unaudited condensed consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filings with the Securities and Exchange Commission (the “SEC”), and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. In July 2024, the Company executed a promissory note in favor of Qualigen Therapeutics, Inc., which had previously engaged in an agreement with the Company to advance the commercialization of DuraGraft™ (see Note 11). Under the terms of the promissory note, Qualigen lent the Company $1,250,000, providing temporary financial support as the Company seeks additional funding. While the Company has successfully raised capital in the past and remains confident in its strategy to develop and expand its products, as well as generate sufficient revenue, there is no guarantee of future success. The Company’s ability to continue as a going concern depends on its success in implementing its business plan, generating sufficient revenue, and securing additional funds through public or private offerings.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: My Health Logic Inc (“My Health Logic” or “MHL”), Somahlution, Inc. (“Somahlution”), Somaceutica, Inc. (“Somaceutica”), (collectively – “Somahlution”), Marizyme Sciences, Inc. (“Marizyme Sciences”), and DuraGraft, Inc. All intercompany transactions have been eliminated on consolidation.

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

Contingent Liabilities

The contingent liabilities assumed on the acquisition of Somahlution in 2020 consist of present values of royalty payments, performance warrants and pediatric voucher warrants, future rare pediatric voucher sales, and liquidation preference. Management measured these contingencies in accordance with Level 3 of the fair value hierarchy.

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $0, and expected life of 5.96 years. For the three and six months ended June 30, 2024, changes in these assumptions resulted in a $98,000 and $140,000 decrease in fair value of these liabilities, respectively. At June 30, 2024, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $85,000 (December 31, 2023 – $225,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and six months ended June 30, 2024, changes in these assumptions resulted in a $10,000 and $637,000 increase in fair value of this liability, respectively. At June 30, 2024, the fair market value of royalty payments was $3,995,000 (December 31, 2023 – $3,358,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. The rare pediatric voucher could only be applied for medical devices prior to receiving U.S. Food and Drug Administration (“FDA”) approval. However, because DuraGraft received FDA approval in late 2023, obtaining the rare pediatric voucher is no longer possible. Therefore, as of December 31, 2023, the fair market value of rare pediatric vouchers was $Nil, and there has been no change in the fair market value during the three and six months ended June 30, 2024.

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $0, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and six months ended June 30, 2024 and 2023. At June 30, 2024, the fair market value of liquidation preference was $1,823,000 (December 31, 2023 – $1,823,000).

Warrants

The detachable warrants attached to the OID Convertible Notes (as such term is hereinafter defined, see Note 7) are classified as equity. These warrants were valued using the Black-Scholes pricing model. The following weighted average assumptions were used in the Black-Scholes model: a risk-free rate of 4.25%, expected volatility of 349.95%, expected dividend yield of $Nil, and an expected life of 0.17 years. During the three and six months ended June 30, 2024, the Company extended the maturity dates of certain OID Warrants (as such term is hereinafter defined, see Note 7), as part of modification of OID Convertible Notes that resulted in a substantive modification and extinguishment of old debt. As a result, the Company recognized an incremental fair value increase of $5,483,684 related to the change in the fair value of warrants. Of this amount, $5,344,229 was recorded as a debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the OID Convertible Notes. The remaining $139,455, which exceeded the principal of the Convertible Notes, was recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the six months ended June 30, 2024 (see Note 7).

Goodwill, Intangible Assets and Impairment

The Company’s Level 3 measurements include the fair value assessment of assets such as IPR&D intangibles, goodwill, and particularly when considering potential impairments. The significant unobservable inputs used in the fair value measurements of these assets primarily include management’s assumptions regarding future cash flows and discount rates.

As part of the acquisition of Somahlution in 2020, the Company acquired Goodwill attributed to the workforce and profitability of the acquired business. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 33.8% was used in the fair value assumptions for the assembled workforce acquired.

Additionally, as part of the acquisition of Somahlution in 2020, the Company acquired IPR&D intangible asset “Cyto Protectant Life Sciences” with indefinite economic life. The fair value of IRP&D was determined based on Multi-Period Excess Earning Method valuation approach, using discount rate of 35.2%.

For impairment testing, the Company uses a discounted cash flow (DCF) model to estimate the fair value of IPR&D intangibles and goodwill. The key assumptions used in the DCF model include projected cash flows, discount rate and terminal value growth rate. These inputs are highly subjective and require significant management judgment. Changes in these assumptions could have a significant impact on the fair value and any resulting impairment charge.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of June 30, 2024, and December 31, 2023, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
June 30, 2024	Level 1	Level 2	Level 3
Liabilities
Contingent liabilities	$-	$-	$5,903,000
Total	$-	$-	$5,903,000

	Fair Value Hierarchy
December 31, 2023	Level 1	Level 2	Level 3
Liabilities
Contingent liabilities	$-	$-	$5,406,000
Total	$-	$-	$5,406,000

The following table provides a roll forward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Contingent Liabilities
Balance at December 31, 2023	$5,406,000
Change in fair value of contingent liabilities	497,000
Balance at June 30, 2024	$5,903,000

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

Stock-Based Compensation

Stock-based compensation expense for employees and directors is recognized in the unaudited condensed consolidated statements of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, the Company estimates the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. The Company estimates the expected future volatility based on the stock’s historical price volatility. The stock’s future volatility may differ from the estimated volatility at the grant date. For restricted stock unit (“RSU”) equity awards, the Company estimates the grant date fair value using its closing stock price on the date of grant. The Company recognizes the effect of forfeitures in compensation expense when the forfeitures occur. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. The Company recognizes the value of the awards over the awards’ requisite service or performance periods. The requisite service period is generally the time over which share-based awards vest.

New Accounting Standards and Updates from the Securities and Exchange Commission

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has fully adopted ASU 2020-06 as of January 1, 2023, and this adoption does not have a material impact on the way the Company is accounting for its debt.

NOTE 4 – LEASES

On December 11, 2020, the Company entered into a five-and-a-half-year lease agreement for approximately 10,300 square feet of administrative office and laboratories space, which commenced in December 2020 at a monthly rent of approximately $10,800, increasing by 2.5% annually beginning in the second year of the lease until the end of the term. Additionally, pursuant to the agreement, the Company pays approximately $12,000 per month in operating expenses.

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add an additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,641 increasing to $16,032 in 2024 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of June 30, 2024, the remaining lease term was 2.08 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three and six months ended June 30, 2024 was $63,885 and $161,058, respectively (June 30, 2023 – $37,674 and $192,502, respectively).

The following table summarizes supplemental condensed consolidated balance sheet information related to the operating leases as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Right-of-use asset	$899,411	$1,101,211

Operating lease liabilities, current	$439,508	$434,082
Operating lease liabilities, non-current	459,903	667,129
Total operating lease liabilities	$899,411	$1,101,211

As of June 30, 2024, the maturities of the lease liabilities for the periods ending December 31, are as follows:

2024	$217,041
2025	444,934
2026	266,034
Total lease payments	$928,009
Less: Present value discount	(28,598)
Total	$899,411

NOTE 5 – INTANGIBLE ASSETS

Krillase

As part of the asset acquisition of ACB Holding AB, Reg. No. 559119-5762, completed on September 12, 2018, Marizyme acquired all rights, titles, and interest in the Krillase technology, a group of intangible assets valued at $28,600,000. Krillase is a naturally occurring enzyme that acts to break protein bonds and has applications in wound debridement, wound healing, dental care and thrombosis. The useful lives of the intangible assets are based on the life of the patent and related technology. The patents and related technology for Krillase have not been amortized since the acquisition, as they have not yet been put into operations.

At December 31, 2023, management determined that the carrying value of Krillase exceeded its estimated recoverable amount of $Nil as of December 31, 2023. Impairment of $4,250,000 was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. There have been no changes in the estimated recoverable amount of Krillase intangible assets in the six months ended June 30, 2024.

DuraGraft

As part of the Somahlution acquisition in 2020, Marizyme purchased of intangible assets valued at $18,170,000 related to the DuraGraft® technology.

At December 31, 2023, management determined that the carrying value of DuraGraft intangible assets exceeded its recoverable amount. Impairment of $2,442,000 was recognized on DuraGraft intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. The recoverable amount of DuraGraft intangible assets was estimated at $14,241,384 as of December 31, 2023. There have been no changes in the estimated recoverable amount of DuraGraft intangible assets in the six months ended June 30, 2024.

My Health Logic

As part of the My Health Logic (“MHL”) acquisition in 2021, Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. At December 31, 2023, management determined that carrying value of assets exceeded its recoverable amount. Impairment of $5,777,720 was recognized on MHL’s intangible assets and recorded in the impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2023. There have been no changes in the estimated recoverable amount of MATLOC intangible assets in the six months ended June 30, 2024.

Additionally, as part of the My Health Logic acquisition in 2021, the Company recognized goodwill of $1,774,656. At December 31, 2023, management determined that the carrying value of goodwill exceeded its recoverable amount. As a result, the Company recognized an impairment of $1,774,656, which was recorded in the consolidated statements of operations for the year ended December 31, 2023.

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents in process	$122,745	$-	$122,745
DuraGraft patent	5,256,000	(1,583,537)	3,672,463
DuraGraft - Distributor relationship	308,000	(120,633)	187,367
DuraGraft IPR&D - Cyto Protectant Life Sciences	10,164,000	-	10,164,000
	$15,850,745	$(1,704,170)	$14,146,575

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$4,250,000	$-	$(4,250,000)	$-
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(1,381,383)	-	3,874,617
DuraGraft - Distributor relationship	308,000	(105,233)	-	202,767
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	(2,442,000)	10,164,000
My Health Logic - Trade name	450,000	(65,090)	(384,910)	-
My Health Logic - Biotechnology	4,600,000	(547,941)	(4,052,059)	-
My Health Logic - Software	1,550,000	(209,249)	(1,340,751)	-
Total intangibles	$29,142,745	$(2,308,896)	$(12,469,720)	$14,364,129

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2023 and June 30, 2024	$5,416,000	$-	$5,416,000

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2022	$27,675,020
Impairment	(12,469,720)
Amortization expense	(841,171)
Balance, December 31, 2023	$14,364,129
Amortization expense	(217,554)
Balance, June 30, 2024	$14,146,575

Future amortizations for DuraGraft intangible assets for the next five years will be $435,108 for each year from 2025 through 2029 and $1,684,289 for 2030 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

NOTE 6 – NOTES PAYABLE

a) On October 23, 2023, the Company issued a note payable to Hub International for $165,469 bearing interest at the annual rate of 8% per annum, due August 23, 2024, payable monthly starting November 23, 2023. Failure to pay past due amounts and monthly installments may result in cancellation of the Company’s insurance. As of June 30, 2024, the Company has outstanding balance under the note payable in the amount of $30,360 (December 31, 2023 - $130,122).

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

d) As part of the My Health Logic Inc. acquisition, completed in November 2021, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 7). For the three and six months ended June 30, 2024, the Company accrued $5,602 and $11,142 in interest on the notes payable respectively (June 30, 2023 - $5,298 and $18,366, respectively). As of June 30, 2024, balance of the remaining note payable was $255,267 (December 31, 2023 - $252,223).

e) As of June 30, 2024, the Company has outstanding borrowings under notes payable to Mr. Richmond in the principal amount of $286,000 (December 31, 2023 - $151,000). The notes payable bear no interest and is due on demand.

f) As of June 30, 2024, the Company has outstanding borrowings under a note payable to Santander Bank: Sullivan & Worcester LLP in the principal amount of $65,000 (December 31, 2023 - $65,000). The note payable bears no interest and is due on demand.

g) As of June 30, 2024, the Company has outstanding borrowings under a note payable in the principal amount of $755,000 (December 31, 2023 - $Nil). The note payable bears no interest and is due on demand.

h) As of June 30, 2024, the Company has outstanding borrowings under a note payable to Dr. Vithalbhai Dhaduk in the principal amount of $150,000 (December 31, 2023 - $Nil). The note payable bears no interest and is due on demand.

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

During the three and six months ended June 30, 2024, the Company amended certain Convertible Note with original maturity dates of March 24, 2024 and June 17, 2024, to extend their term until March 24, 2025 and June 17, 2025, respectively. In connection with the extension of the maturity date for the outstanding Convertible Notes, the Company executed a substantial modification that led to the extinguishment of the existing Convertible Notes and the issuance of new Convertible Notes. This modification resulted in a gain on extinguishment of $126,521 and $699,286, which has been recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 respectively (June 30, 2023 - $684,682 and $684,682, respectively).

During the three and six months ended June 30, 2024, the Company recognized interest and accretion expense of $1,342,178 and $3,433,668, respectively (June 30, 2023 - $5,730,714 and $7,286,891, respectively) in the condensed consolidated statements of operations.

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

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of June 30, 2024 and December 31, 2023:

Balance, December 31, 2022	$2,751,633
Debt accretion on Original securities	1,835,741
Debt extinguishment	(4,587,374)
Convertible notes issued - new securities	19,403,385
Debt discount	(19,403,385)
Debt accretion on New Securities	17,792,071
Mandatory Default Amount	7,378,993
Conversion of debt	(9,426,260)
Extinguishment of debt	(10,518,069)
Convertible notes issued with extended maturity date	10,518,069
Debt discount	(1,520,047)
Debt accretion	63,578
Balance, December 31, 2023	$14,288,335
Debt accretion	3,433,668
Extinguishment of debt	(4,828,403)
Convertible notes issued with extended maturity date	5,334,069
Debt discount	(1,204,952)
Balance, June 30, 2024	$17,022,717

	June 30, 2024	December 31, 2023
Convertible notes - total principal	$19,492,617	$18,955,174
Unamortized issuance costs and discount	(2,469,890)	(4,666,839)
Convertible Notes, Net of Debt Discount	$17,022,717	$14,288,335

	June 30, 2024	December 31, 2023
Current portion	$17,022,717	$14,288,335
Non-current portion	-	-
Convertible Notes, Net of Debt Discount	$17,022,717	$14,288,335

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

The Company determined that the optional conversion feature attached to the OID Convertible Notes did not meet the definition of derivative liability and that the detachable warrants originally issued met the definition of a liability and therefore was accounted for as a derivative liability instrument. The warrants were fair valued at $12,292,635 and recorded as derivative liabilities on the condensed consolidated balance sheets. As a result of the warrant liability exceeding the value of the debt principal, the Company recorded a $6,888,475 loss on issuance of debt in the consolidated statements of operations for the year ended December 31, 2023. These warrants were valued using the Black-Scholes pricing method. The changes in the assumptions used to value the warrants as of December 11, 2023, resulted in a $795,934 decrease in fair value of this liability. At December 11, 2023, the fair market value of detachable warrant liability was $11,496,701. Additionally, on December 11, 2023, the Company amended the OID Convertible Notes contracts, resulting in a change in the accounting treatment for the detachable warrants. Following the amendment, the warrants no longer met the definition of liability and were consequently accounted for as equity instruments. This adjustment led to a reclassification of $11,496,701 from derivative liabilities to equity (deficit) in the Company’s condensed consolidated financial statements.

During the three and six months ended June 30, 2024, the Company extended the maturity date of certain OID Convertible Notes. While some extensions were deemed minor, the majority of the extended contracts were deemed substantive. This triggered the extinguishment of the existing OID Convertible Notes and the issuance of new OID Convertible Notes. Additionally, the detachable warrants attached to the OID Convertible Notes had their maturity extended by two years. As a result, for the three and six months ended June 30, 2024, the Company recognized an incremental fair value increase of $4,075,749 and $5,483,684 as a change in the fair value of warrants, respectively. Of this amount, $5,344,229 was recorded as a debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the OID Convertible Notes. The remaining $139,455, which exceeded the principal of the Convertible Notes, was recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 respectively (June 30, 2023 - $Nil and $Nil, respectively).

During the three and six months ended June 30, 2024, the Company recognized interest and accretion expense of $1,566,561 and $3,640,609, respectively (June 30, 2023 - $150,086 and $150,086, respectively), in the condensed consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the OID Convertible Notes, net of debt discount outstanding, as of June 30, 2024 and December 31, 2023:

OID Convertible Notes, Net of Debt Discount
Balance, December 31, 2022	$-
Issuance of convertible notes	6,987,606
Issuance cost	(1,583,154)
Debt discount	(5,404,452)
Debt accretion	2,694,256
Balance, December 31, 2023	$2,694,256
Debt accretion	3,640,609
Extinguishment of debt	(4,961,146)
Unamortized debt discount - issuance costs	(1,415,564)
Convertible note issued with extended maturity date	6,376,710
Debt discount	(5,344,229)
Balance, June 30, 2024	$990,636

	June 30, 2024	December 31, 2023
Convertible notes - total principal	$7,200,619	$6,987,606
Unamortized issuance costs and discount	(6,376,710)	(4,293,350)
Convertible Notes, Net of Debt Discount	$990,636	$2,694,256

	June 30, 2024	December 31, 2023
Current portion	$990,636	$2,694,256
Non-current portion	$-	$-
Convertible Notes, Net of Debt Discount	$990,636	$2,694,256

2023 Convertible Notes Terms

The OID Convertible Notes mature nine months from the date of the OID Units Initial Closing and accrue 10% of interest per annum on the outstanding principal amount. The OID Convertible Notes are unsecured and subordinated to any senior indebtedness of the Company. The OID Convertible Notes’ principal and accrued interest may generally be converted at any time at a conversion price of $0.10 per share, subject to adjustment, at the option of the holder, into shares of common stock, subject to certain limitations: (i) conversion would not cause the holder to beneficially own more than 4.99% of the Company’s common stock, or more than 9.99% if the holder beneficially owns more than 4.99% of common stock based on ownership of equity securities of the Company other than the OID Convertible Notes or the respective warrants; and (ii) the Company’s articles of incorporation have been amended to increase the number of authorized shares of common stock to a sufficient amount to permit the full conversion of the OID Convertible Notes (the “Capital Event Amendment”).

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

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of June 30, 2024, and December 31, 2023, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 2,000,000,000 shares of common stock with a par value of $0.001.

As of June 30, 2024, there were 131,793,088 (December 31, 2023 - 131,793,088) shares of common stock issued and outstanding. During the three and six months ended June 30, 2024, the Company did not issue any shares of common stock.

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of June 30, 2024, there remains 4,230,724 options available for issuance (December 31, 2023 – 2,924,057).

During the three and six months ended June 30, 2024, the Company granted Nil (December 31, 2023 – Nil) share purchase options to directors of the Company.

The summary of option activity for the six months ended June 30, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Granted/forfeited	-	-	-	-
Outstanding at December 31, 2023	3,925,943	1.33	5.06	-
Forfeited	(211,667)	1.64	-	-
Expired	(1,095,000)	1.01	-
Outstanding at June 30, 2024	2,619,276	1.44	6.37	-
Exercisable at June 30, 2024	2,519,276	$1.42	6.32	$-

As of June 30, 2024, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	890,943	890,943	4.80	$-
1.25	415,000	415,000	6.65	-
1.37	200,000	200,000	6.13	-
1.75	800,000	740,000	7.41	-
2.20	313,333	273,333	7.94	-
$1.44	2,619,276	2,519,276	6.37	-

d)	Restricted Share Units

During the year ended December 31, 2021, the Company granted restricted share awards totaling 350,000 shares of common stock to directors, senior officers, and consultants, contingent upon underlying performance conditions. As of June 30, 2024, the Company determined that only two out of four performance conditions have been met. No compensation cost was recognized for the restricted share awards for the three and six months ended June 30, 2024 (June 30, 2023- $Nil and $Nil, respectively).

The following performance conditions attached to the restricted share awards were achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somahlution and My Health Logic.

e)	Warrants

As of June 30, 2024 and December 31, 2023, there were 636,483,634 warrants outstanding, respectively.

	Number	Weighted Average Price
Balance, December 31, 2022	20,048,497	$2.64
Warrants modified pursuant to debt extinguishment (Note 6)	355,577,447	0.1
Issued pursuant to debt agreements (Note 6)	183,560,497	0.15
Issued	79,949,352	0.11
Exercised	(2,652,159)	0.1
Balance, December 31, 2023 and June 30, 2024	636,483,634	$0.12

The detachable warrants attached to the OID Convertible Notes (see Note 7) are classified as equity. These warrants were valued using the Black-Scholes pricing model. During the three and six months ended June 30, 2024, the Company extended the maturity dates of certain OID Warrants (see Note 7), resulting in a series of substantive modifications. As a result, the Company recognized an incremental fair value increase of $5,483,684 related to the change in the fair value of warrants. Of this amount, $5,344,229 was recorded as a debt discount and is being amortized to interest and accretion expense using the effective interest method over the term of the OID Convertible Notes. The remaining $139,455, which exceeded the principal of the Convertible Notes, was recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the six months ended June 30, 2024 (see Note 7).

f)	Stock-based compensation

During the three and six months ended June 30, 2024, the Company recorded $41,588 and $95,852 in non-cash share-based compensation, respectively (June 30, 2023 - $160,762 and $371,728, respectively).

NOTE 9 – RELATED PARTY TRANSACTIONS

At June 30, 2024, the Company owed an aggregate of $287,900 (December 31, 2023 - $230,153) to related parties of the Company.

For the three and six months ended June 30, 2024, the Company incurred $88,500 and $181,000, respectively, for professional services rendered by related parties (June 30, 2023 - $72,000 and $144,000, respectively). These services were provided by entities controlled by management, pursuant to various consulting agreements. The total balance outstanding for these services at June 30, 2024 was $16,400 (December 31, 2023 - $7,653).

During the three and six months ended June 30, 2024, the Company also incurred $208,500 and $424,000 in compensation to Directors and Executive Officers for their services rendered, respectively (June 30, 2023 – $332,750 and $665,500, respectively). The total balance outstanding for these services at June 30, 2024 was $271,500 (December 31, 2023 - $222,500).

Additionally, as part of the Somahlution acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The former primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. During the three and six months ended June 30, 2024, the Company accrued $Nil and $1,957 in royalties payable incurred on sales of the DuraGraft product outside of the U.S., respectively (June 30, 2023 - $11,065 and $47,248). This amount was offset against the prepaid royalty receivable.

During the year ended December 31, 2023, the Company and stockholders of Somahlution agreed to reduce the prepaid royalty balance by 50% or by $151,000. At June 30, 2024, the Company had $120,500 in prepaid royalties (December 31, 2023 - $122,457) which had been classified as non-current in the condensed consolidated balance sheets.

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

The royalties are in perpetuity. During the three and six months ended June 30, 2024, the Company had not earned any revenues from Krillase, however the Company did incur sales of the DuraGraft products outside of the U.S., on which $Nil and $1,957 in royalties have been accrued and offset against the prepaid royalties receivable, respectively (see Note 9).

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

The Company has entered into arrangements for office and laboratories spaces. At June 30, 2024, minimum lease payments in relation to lease commitments are payable as described in Note 4.

NOTE 11 – AGREEMENT OBLIGATION

In April 2024, the Company entered into an agreement (the “Agreement”) with Qualigen Therapeutics, Inc. (“Qualigen”) to support the commercialization of DuraGraft™. Under the Agreement, Qualigen paid the Company an exclusivity fee of $200,000 (the “Exclusivity Fee”) on April 11, 2024, securing an exclusivity period until May 31, 2024 (the “Exclusivity Period”) for negotiating a broader strategic relationship. Additionally, the Company received $500,000 in funding from Qualigen (the “Funding Amount”) to assist with the commercial launch of DuraGraft™ in the United States, including funding for post-clearance clinical studies.

In return, Qualigen expects an investment return equal to two times (2x) the Funding Amount (the “Investment Return”). Upon the commercial launch of DuraGraft™ in the United States, the Company is obligated to pay Qualigen up to a cumulative total equal to the Investment Return, calculated at 33% of net sales of the product for the preceding calendar quarter. This payment obligation commences once the Company generates a minimum of $500,000 in net sales in the United States.

As part of the agreement, the Company established a wholly owned subsidiary, DuraGraft, Inc., during the six months ended June 30, 2024, to facilitate the product’s commercialization.

The Exclusivity Fee was recognized as other income in the condensed consolidated statement of operations for the six months ended June 30, 2024, as it represented payment for exclusive negotiation rights. The Funding Amount was accounted for as a debt liability, due to the significant continuing involvement by the Company and the limitation on Qualigen’s rate of return. The obligation to repay the Investment Return amount in case of agreement cancellation further supports this classification. Given the uncertainty in the timing and amount of future revenue streams, the effective interest rate could not be determined. Therefore, the difference of $500,000 between the Investment Return of $1,000,000, recorded as an Agreement Obligation in the condensed consolidated balance sheets at June 30, 2024, and the Funding Amount was expensed as borrowing costs in the condensed consolidated statement of operations for the six months ended June 30, 2024.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events that occurred through August 14, 2024, the date that the financial statements were issued, and determined that except than as set forth below, there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

1.	On July 12, 2024, the Company executed a Promissory Note (“Note”) in favor of Qualigen Therapeutics, Inc. (the “Lender”) in the aggregate principal amount of $1,250,000. The Note is due and payable upon demand and the principal bears interest at the rate of 18% per annum. In connection with the issuance of the Note, the Company received proceeds from the Lender in the amount of $1,250,000.

The Company may prepay all or any part of the outstanding principal or interest due on the Note, at any time, in whole or in part, without premium or penalty. In the event of a default by the Company in the payment of the principal and interest, the Note provides that the Lender will have liquidation preference and a first right of recovery in any future bankruptcy or insolvency proceeding.

2.	On July 19, 2024, the Company repaid $100,000 to a lender pursuant to the OID Convertible Note agreement. The lender forgave the Company all the interest accrued on the OID Convertible Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three and six months ended June 30, 2024 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the 2023 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

We strive to grow our business by pursuing the following key growth strategies:

●	Commercialize DuraGraft.
●	Develop MAR-FG-001 fat grafting technology and related products.

Our net loss was approximately $4.1 million and $10.3 million for the three and six months ended June 30, 2024, respectively (June 30, 2023 - $20.6 million and $23.1 million, respectively). We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid related parties relate to certain consulting services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with SEC requirements, and with listing and maintaining compliance with Nasdaq, if our common stock should be uplisted to trade on the Nasdaq for which there can be no assurance.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change

Revenue	$-	$184,739	$(184,739)
Direct cost of revenue	-	49,611	(49,611)
Gross profit	-	135,128	(135,128)
Operating expenses:
Direct costs of revenue
Professional fees	338,676	511,844	(173,168)
Salary expenses	355,525	335,004	20,521
Research and development	312,333	691,393	(379,060)
Stock-based compensation	41,588	160,762	(119,174)
Depreciation and amortization	121,277	210,293	(89,016)
Royalty expense	-	162,065	(162,065)
Other general and administrative expenses	419,961	2,867,749	(2,447,788)
Total operating expenses	1,589,360	4,939,110	(3,349,750)
Total operating loss	$(1,589,360)	$(4,803,982)	$3,214,622
Other income (expenses):
Interest and accretion expense	(2,938,416)	(13,424,169)	10,485,753
Other income	200,000	-	200,000
Change in fair value of contingent liabilities	88,000	714,000	(626,000)
Gain (loss) on debt extinguishment	667,200	(684,682)	(1,351,882)
Borrowing costs	(500,000)	-	(500,000)
Loss on issuance of debt	-	(2,377,569)	2,377,569
Net loss	$(4,072,576)	$(20,576,402)	$16,503,826

Revenue

We recognized no revenue for the three months ended June 30, 2024, compared to $0.18 million for the same period in 2023. This decrease is attributed to a halt in inventory production during the three months ended June 30, 2024, due to constraints on the Company’s financial resources.

Direct Costs of Revenue

During the period ended June 30, 2024, we incurred no direct costs of revenue, a decrease of approximately $0.05 million, or 100%, compared to $0.05 million in direct costs of revenue incurred during the three months ended June 30, 2023. The decrease in cost of goods sold was due to the absence of sales and no inventory production during the three months ended June 30, 2024, compared to the corresponding period in 2023.

Professional Fees

Professional fees decreased by approximately $0.2 million or 33.8% to approximately $0.3 million in the three months ended June 30, 2024 compared to approximately $0.5 million in the three months ended June 30, 2023. The decrease is primarily attributed to higher professional fees incurred in the comparative period, driven by spending on consulting for DuraGraft FDA regulatory and clinical support.

Salary Expenses

Salary expenses in the three months ended June 30, 2024 were approximately $0.4 million, an approximately $0.02 million or 6.1% increase from the comparative quarter. This increase can be attributed to a lower portion of salaries being reclassified to research and development expenses, as the Company reduced its R&D efforts in the latter half of fiscal 2023.

Research and Development

Research and development expenses in the three months ended June 30, 2024 were approximately $0.3 million, approximately a $0.4 million or 54.8% decrease from the comparative period. This reduction in research and development expenses is primarily attributed to the Company’s financing constraints that led to the suspension of European study on DuraGraft as well Company’s decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the third quarter of 2023.

Stock-Based Compensation

Stock-based compensation decreased by $0.1 million or 74.1% to approximately $0.04 million for the three months ended June 30, 2024 from approximately $0.2 million in the comparative quarter ended June 30, 2023. This decrease is primarily due to a significant portion of options completing their vesting period in the second quarter of 2023, with no new options granted since the end of fiscal year 2022.

Depreciation and Amortization

Depreciation and amortization decreased to approximately $0.1 million for the three months ended June 30, 2024, down from approximately $0.2 million in the comparative quarter ended June 30, 2023, representing a 42.3% decrease period over period. This decrease is attributed to the impairment of My Health Logic intangible assets at the end of fiscal 2023, which were previously amortized during the comparative quarter.

Royalty Expense

During the comparative quarter ended June 30, 2023, the Company recorded an aggregate of $0.16 million in royalty expenses. This included $0.01 million in royalties payable on sales of DuraGraft outside of the U.S. and $0.15 million recorded as a 50% reduction of the prepaid royalty balance owed to the former beneficial owners of Somahlution. No royalties were accrued in the current period, as there were no sales of DuraGraft during the three months ended June 30, 2024.

Other General and Administrative Expenses

Other general and administrative expenses decreased by approximately $2.4 million, or 85.4%, to approximately $0.4 million for the three months ended June 30, 2024. This decrease is primarily attributed to the valuation of Class E and Class F Warrants issued in the comparative period.

Other Income (Expenses)

In the three months ended June 30, 2024, the Company incurred approximately $2.9 million in interest and accretion costs related to convertible notes issued at a discount as part of its Units Private Placement. This represents a decrease of $10.5 million, or 78.1%, compared to $13.4 million in the comparative quarter ended June 30, 2023. The significant decrease is primarily due to the events in the comparative period: the Company failed to repay the initial principal amount of $1.0 million under the Walleye Promissory Note by its maturity date of May 7, 2023, leading to a default under the Convertible Notes on the same date. This default resulted in a default amount of approximately $7.3 million being accreted to the principal of the Convertible Notes.

In the three months ended June 30, 2024, the Company recognized an Exclusivity Fee of $0.2 million under other income, pursuant to the agreement with Qualigen. No such income was recognized in the comparative quarter ended June 30, 2023. Additionally, in accordance with the agreement with Qualigen, the Company also recognized $0.5 million in borrowing costs incurred to secure the funding from Qualigen.

Additionally, the Company recognized a $0.1 million fair value gain from mark-to-market adjustments on the contingent liabilities assumed from the acquisition of the Somahlution assets, due to changes in the fair value of the contingent consideration. This represents a decrease of $0.6 million compared to the $0.7 million fair value gain recognized in the quarter ended June 30, 2023.

In the three months ended June 30, 2024, the Company recorded a $0.7 million gain on the extinguishment of Convertible Notes and OID Convertible Notes due to the amendment of the maturity dates for certain Notes and warrants attached to those Notes. This represents a $1.4 million increase, or 197.4% compared to $0.7 million loss in the comparative quarter ended June 30, 2023.

Lastly, in the comparative quarter ended June 30, 2023, the Company recorded a loss of $2.4 million on issuance of OID Convertible Notes due to the fair value of Class E and Class F warrants exceeding the value of the debt principal. No such loss was recorded in the current quarter ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change

Revenue	$32,855	$313,713	$(280,858)
Direct cost of revenue	9,647	88,886	(79,239)
Gross profit	23,208	224,827	(201,619)
Operating expenses:
Direct costs of revenue
Professional fees	602,772	896,650	(293,878)
Salary expenses	665,684	601,972	63,712
Research and development	634,200	1,297,390	(663,190)
Stock-based compensation	95,852	371,728	(275,876)
Depreciation and amortization	230,054	420,631	(190,577)
Royalty expense	1,957	198,248	(196,291)
Other general and administrative expenses	754,141	3,375,073	(2,620,932)
Total operating expenses	2,984,660	7,161,692	(4,177,032)
Total operating loss	$(2,961,452)	$(6,936,865)	$3,975,413
Other income (expenses):
Interest and accretion expense	(7,100,246)	(15,121,870)	8,021,624
Other income	200,000	-	200,000
Change in fair value of contingent liabilities	(497,000)	1,990,000	(2,487,000)
Gain (loss) on debt extinguishment	559,830	(684,682)	1,244,512
Borrowing costs	(500,000)	-	(500,000)
Loss on issuance of debt	-	(2,377,569)	2,377,569
Net loss	$(10,298,868)	$(23,130,986)	$12,832,118

Revenue

We recognized revenue of $0.03 million for the six months ended June 30, 2024, compared to $0.3 million for the six months ended June 30, 2023. The decrease is attributed to a halt in inventory production during the first half of 2024 due to constraints on the Company’s financial resources.

Direct Costs of Revenue

During the six months ended June 30, 2024, we incurred $0.01 million in direct costs of revenue, a decrease of $0.08 million, or 81.9%, compared to approximately $0.09 million in direct costs of revenue during the six months ended June 30, 2023. This decrease in cost of sales is attributed to the minimal sales during the six months ended June 30, 2024, compared to the corresponding period in 2023.

Professional Fees

Professional fees decreased by approximately $0.3 million or 32.8% to approximately $0.6 million in the six months ended June 30, 2024 compared to approximately $0.9 million in the six months ended June 30, 2023. The decrease is primarily attributed to higher professional fees incurred in the prior period, driven by spending on consulting for DuraGraft FDA regulatory and clinical support.

Salary Expenses

Salary expenses in the six months ended June 30, 2024 were approximately $0.7 million, an approximately $0.06 million or 10.6% increase from the comparative period. This increase can be attributed to a lower portion of salaries being reclassified to research and development expenses, as the Company reduced its R&D efforts in the latter half of fiscal 2023.

Research and Development

“Research and development expenses for the six months ended June 30, 2024, were approximately $0.6 million, representing a decrease of approximately $0.7 million, or 51.1%, from the comparative period. This reduction is primarily attributed to the Company’s financing constraints that led to the suspension of the European study on DuraGraft and the decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the third quarter of 2023.

Stock-Based Compensation

Stock-based compensation decreased by $0.3 million, amounting to approximately $0.1 million for the six months ended June 30, 2024, compared to approximately $0.4 million for the same period in 2023, representing a 74.2% decrease year over year. This decline is primarily due to a significant portion of options completing their vesting period in the second quarter of 2023 and the absence of new option grants since the end of fiscal year 2022.

Depreciation and Amortization

Depreciation and amortization decreased to approximately $0.2 million for the six months ended June 30, 2024, down from approximately $0.4 million in the comparative period ended June 30, 2023, representing a 45.3% decrease period over period. This decrease was attributed to the impairment of MATLOC intangible assets at the end of fiscal 2023, which were amortized during the comparative period ended June 30, 2023.

Royalty Expense

During the six months ended June 30, 2024, the Company recorded $0.002 million in royalty expenses, compared to $0.2 million in the same period in 2023. For the six months ended June 30, 2023, $0.05 million in royalties payable was incurred on sales of DuraGraft outside the U.S., while the remaining $0.15 million in royalty expenses was recorded as a 50% reduction of the prepaid royalty balance owed to the former beneficial owners of Somahlution. Minimal royalties were accrued in the current period ended June 30, 2024, due to minimal sales of DuraGraft during this time.

Other General and Administrative Expenses

Other general and administrative expenses decreased by $2.6 million, or 77.7%, to approximately $0.8 million for the six months ended June 30, 2024. This decrease is primarily attributed to the expensing of $0.5 million in deferred offering costs due to adjustments to the Convertible Notes in the comparative period, $0.7 million in deferred offering costs related to the Company’s withdrawal of its registration statement for a public offering in April 2023, and the $1.3 million valuation of Class E and Class F Warrants issued in the comparative period.

Other Income (Expenses)

In the six months ended June 30, 2024, the Company incurred approximately $7.1 million in interest and accretion costs related to convertible notes issued at a discount as part of its Units Private Placement. This represents a decrease of $8.0 million, or 53.0%, compared to $15.1 million in the comparative period ended June 30, 2023. The significant decrease is primarily due to the events in the comparative period: the Company failed to repay the initial principal amount of $1.0 million under the Walleye Promissory Note by its maturity date of May 7, 2023, leading to a default under the Convertible Notes on the same date. This default resulted in a default amount of approximately $7.3 million being accreted to the principal of the Convertible Notes.

In the six months ended June 30, 2024, pursuant to the agreement with Qualigen, the Company recognized the Exclusivity Fee of $0.2 million under other income. No such income was recognized in the comparative period ended June 30, 2023. Additionally, in accordance with the agreement with Qualigen, the Company also recognized $0.5 million in borrowing costs incurred to secure the funding from Qualigen.

Additionally, the Company recognized a $0.4 million fair value loss from mark-to-market adjustments on the contingent liabilities assumed from the acquisition of the Somahlution assets, due to changes in the fair value of the contingent consideration. This represents a decrease of $2.4 million compared to the $2.0 million fair value gain recognized in the six months ended June 30, 2023.

In the six months ended June 30, 2024, the Company recorded a $0.6 million gain on the extinguishment of Convertible Notes and OID Convertible Notes due to the amendment of the maturity dates for certain Notes and warrants attached to those Notes. This represents a $1.2 million increase, or 181.8% compared to $0.7 million loss in the comparative period ended June 30, 2023.

Lastly, in the comparative period ended June 30, 2023, the Company also recorded a loss of $2.4 million on issuance of OID Convertible Notes due to the fair value of Class E and Class F warrants exceeding the value of the debt principal. No such loss was recorded in the six months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2024, we had available cash of approximately $0.005 million and accumulated deficit of approximately $161.0 million. We have funded our operations primarily from capital raises.

Debt

As of June 30, 2024, the Company had outstanding convertible notes with varying maturities for an aggregate principal amount of $26.7 million, all payable within approximately 12 months. Future interest payments associated with the convertible notes total $8.7 million.

The Company also issues unsecured short-term promissory notes for operational purposes. As of June 30, 2024, the Company had $1.5 million of promissory notes outstanding, all of which were payable within 12 months.

Additionally, as part of the Agreement with Qualigen to support the commercialization of DuraGraft™, the Company recorded a long-term Agreement Obligation of $1.0 million.

Leases

The Company has lease arrangements for office and laboratories facilities. As of June 30, 2024, the Company had fixed lease payment obligations of $0.9 million, with $0.4 million payable within 12 months.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or cease operations, liquidate our assets, reorganize the Company, or a combination of the foregoing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows

	Six months ended June 30,
	2024	2023	Change
Net Cash provided by/(used in):
Operating activities	$(1,541,855)	$(2,318,013)	$776,158
Financing activities	1,398,612	2,012,374	(613,762)
Net change in cash	$(143,243)	$(305,639)	$162,396

Operating Activities

Net cash used in operating activities was approximately $1.5 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash flows spent on operating activities is primarily attributable to differences in the timing of payments to our vendors and receipts from our customers.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was approximately $1.4 million. This amount includes $1.0 million raised from the issuance of promissory notes, with approximately $0.1 million repaid during the period. Additionally, $0.5 million was raised from the agreement with Qualigen. In comparison, for the six months ended June 30, 2023, net cash provided by financing activities was $2.0 million. This included $0.9 million from the issuance of an OID Convertible Note, $1.0 million from the issuance of the Walleye Promissory Note, and approximately $0.3 million from the exercise of Somahlution Warrants.

Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $161.6 million at June 30, 2024 (December 31, 2023 - $151.3 million). Additionally, the Company has negative working capital of approximately $22.6 million (December 31, 2023 - $19.6 million) and $0.005 million (December 31, 2023 - $0.1 million) of cash on hand, which is not sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report on Form 10-Q an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023 and has remained unchanged for the six months ended June 30, 2024:

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

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediating the material weakness in internal control over financial reporting identified above. In the six months ended June 30, 2024, the Company took the following steps in order to improve its internal controls over financial reporting:

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

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors disclosed in the 2023 Form 10-K.

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

As of June 30, 2024, we have an accumulated deficit of $161.6 million and incurred a net loss of $10.3 million for the six months ended June 30, 2024. As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of approximately $151.3 million and $86.0 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire, or license technologies, advance other medical devices into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily because of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

Our management determined that our disclosure controls and procedures and internal control over financial reporting, or ICFR, were not effective at June 30, 2024 due to a material weakness in ICFR as of December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended June 30, 2024, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report on Form 8-K and we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 (File No: 333-146748) filed January 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation, effective September 6, 2010 (incorporated by reference to Exhibit 3.1.1(2) to Form 10-K filed on July 16, 2012)
3.3	Certificate of Amendment to Articles of Incorporation, effective November 22, 2010 (incorporated by reference to Exhibit 3.1.2 to Form 10-K/A filed on July 15, 2011)
3.4	Certificate of Amendment to the Articles of Incorporation regarding 1-for-29 Reverse Stock Split filed March 20, 2018 (incorporated by reference to Exhibit 3.1.2 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.5	Series A Non-Convertible Preferred Certificate of Designation filed May 11, 2018 (incorporated by reference to Exhibit 3.1.6 to Form 10-12G filed on September 12, 2018)
3.6	Certificate of Withdrawal of Certificate of Designation, effective January 25, 2022 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on February 14, 2022)
3.7	Articles of Merger between Marizyme, Inc. and GBS Enterprises Incorporated filed May 19, 2018 (incorporated by reference to Exhibit 3.1.5 to Form 10 (File No. 000-53223) filed on September 12, 2018)
3.8	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on August 3, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 3, 2022)
3.9	Certificate of Amendment Pursuant to NRS 78.380 & 78.390 to the Articles of Incorporation filed with the Nevada Secretary of State on December 30, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 5, 2023)
3.10	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 5, 2023 (incorporated by reference to Exhibit 3.3 to Form 8-K filed on January 17, 2023)
3.11	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 4:45 PM Pacific time (incorporated by reference to Exhibit 3.4 to Form 8-K filed on January 17, 2023)
3.12	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:00 PM Pacific time (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 17, 2023)
3.13	Certificate of Change Pursuant to NRS 78.209, as filed by Marizyme, Inc. with the Secretary of State of the State of Nevada on January 13, 2023, effective on January 17, 2023 at 5:15 PM Pacific time (incorporated by reference to Exhibit 3.6 to Form 8-K filed on January 17, 2023)
3.14	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2/A (File No: 333-146748) filed January 14, 2008)
4.1	Unsecured Subordinated Convertible Promissory Note issued by Marizyme, Inc., dated February 6, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 7, 2023)
4.2	Class D Common Stock Purchase Warrant issued by Marizyme, Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 7, 2023)
4.3	Promissory Note issued July 12, 2024 to Qualigen Therpaeutics, Inc.(incorporated by reference to Exhibit 10.1 to Form 8-K filed July 18, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	MARIZYME, INC.

/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

