Form 10-K/A
period 2023-12-31
MARIZYME, INC.
filed 2025-02-06
CIK 1413754

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Marizyme, Inc. (referred to herein as the “Company,” “Marizyme,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2024 (the “Original 10-K”).

Background of Restatement

This Amendment addresses the restatement of amounts previously reported in the Company’s financial statements as of and for the year ended December 31, 2023. It also includes adjustments to interim periods ending June 30, 2023, and September 30, 2023, to reflect the following:

1.	The original Convertible Notes – Units Private Placement (as defined and described in Note 6 of the consolidated financial statements in Part II, “Item 8. Financial Statements and Supplementary Data”) was modified. The modification resulted in:

●	A difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.

●	In the original filing, this difference was incorrectly recorded as part of the convertible debt discount to be amortized over the remaining life of the notes.

●	In this Amendment No. 1, the difference has been correctly recognized in the income of the period of extinguishment as loss and identified as a separate line item.

2.	Additionally, following the recalculation of the fair value of the Convertible Notes after extinguishment, the fair market value of the warrants attached to the Convertible Notes – Units Private Placement increased. This adjustment impacted the Company’s additional paid-in capital and contributed to the loss on extinguishment recognized in the period.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

See Note 6 in the consolidated financial statements included in Part II “Item 8. Financial Statements and Supplementary Data” of this report for more information on the Company’s Convertible Notes – Units Private Placement.

Restatement of Previously Issued Consolidated Financial Statements

Previously filed quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for this period and any earnings releases or other communications relating to these periods, and, for this period, investors should rely solely on the financial statements and other financial data for the relevant period included in this Amendment No. 1 on Form 10-K/A. See Note 11, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” in Part II, “Item 8. Financial Statements and Supplementary Data” for additional information. Additionally, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Amendment No. 1 on Form 10-K/A is being amended to reflect the effect of the restatement described above.

The Company has attached to this Form 10-K/A updated certifications executed as of the date of this Amendment by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amendment.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. The Audit Committee of the Company’s Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal controls over financial reporting for the periods noted above. Management plans to enhance processes by increasing the number of accounting professionals with the necessary skill sets, providing ongoing training for key personnel, and designing and implementing appropriate risk assessment and internal control procedures. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting and the material weakness identified, see Part II, “Item 9A, Controls and Procedures” of this Amendment No. 1 on Form 10-K/A.

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

Risks Related to Our Business

●	We have incurred losses since inception, and we anticipate that we will incur continued losses for the foreseeable future. Moreover, our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

●	We defaulted under the Convertible Notes, and as a result, the Convertible Note holders may accelerate amounts owed under such Convertible Notes and seek to take possession of the assets securing our obligations. Our other indebtedness could also expose us to risks that could adversely affect our business, financial condition and results of operations.

●	Management identified a material weakness in our internal controls, and failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

●	If we continue to fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our securities’ prices could decline significantly and raising capital could be more difficult.

●	Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

●	We have limited working capital.

●	We have a limited operational history.

●	If we fail to retain current members of our senior management, or to identify, attract, integrate and retain additional key personnel, our business will be harmed.

●	If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.

●	We will require substantial additional funding which may not be available to us on acceptable terms, or at all. Failing to raise the necessary additional capital could force us to delay, reduce, eliminate or abandon growth initiatives, development or commercialization of our technologies and products.

●	We may not be able to monetize intangible assets, which may result in the need to record an impairment charge.

●	Acquisitions present many risks, and we may not realize the financial and strategic goals we anticipate at the time of an acquisition.

●	The medical device market is highly competitive, and we may not be able to effectively compete against other providers of medical devices, particularly those with greater resources.

●	Our future performance may depend on the success of products we have not yet developed or acquired.

●	Our products may never achieve market acceptance.

●	We may delay or terminate the development or acquisition of a product at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop or acquire.

●	We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.

●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.

●	Competitors may violate our intellectual property rights, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.

●	We may be dependent on third-party manufacturers since we will not initially directly manufacture our products.

●	We currently have no marketing and sales organization and have limited experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities in the United States, we may not be able to generate substantial product revenue.

●	The COVID-19 pandemic has adversely impacted the Company’s supply chain and could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.

Risks Related to Government Regulation

●	Only one of our products has been authorized for marketing in the United States, other products may not be granted authorization, and any authorization may be subject to significant limitations.

●	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

●	Even if we receive regulatory approval for any product we may develop or acquire, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

●	Healthcare reform measures could hinder or prevent our products’ commercial success.

●	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to This Offering and Ownership of Our Securities

●	Our efforts to obtain and maintain a listing of our common stock on the Nasdaq Capital Market may fail and may not prevent, or may cause, the decline of the value of your common stock.

●	Substantial future sales or issuances of our securities, or the perception in the public markets that these sales or issuances may occur, may depress the price of our common stock. Also, future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause the prices of our common stock to fall.

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

As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of approximately $155.53 million and $86.0 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire, or license technologies, advance other medical devices into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily because of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

We defaulted under the Convertible Notes and, as a result, the Convertible Note holders may accelerate amounts owed under such Convertible Notes and seek to take possession of the assets securing our obligations. Our other indebtedness could also expose us to risks that could adversely affect our business, financial condition and results of operations.

We defaulted under the Convertible Notes due to a cross-default provision that was triggered by the non-repayment of principal under a promissory note on May 7, 2023. Under the terms of the Convertible Notes, the aggregate amount that may be due is $16.3 million, or approximately $6.7 million more than would otherwise have been due under the Convertible Notes. Under the unit purchase agreement entered into on May 27, 2021 with certain holders of several of the Convertible Notes, each of the Company’s subsidiaries entered into a guaranty to guarantee the repayment of the Company’s obligations under the Convertible Notes, and the Company and its subsidiaries entered into security agreements granting security interests in all of their respective assets for up to the dollar value owed under the respective Convertible Notes. The respective Convertible Notes were issued for aggregate principal of approximately $1.2 million. Under each unit purchase agreement entered into with respect to subsequent issuances of the Convertible Notes, the Company and its subsidiaries were obligated to enter into similar security agreements and guaranties, but did not do so.

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

We have negative working capital.

The Company had negative working capital (current assets less current liabilities) of approximately $21.7 million as of December 31, 2023, compared to working capital of $1.0 million as of December 31, 2022. Any significant declines in our revenues could result in decreases in our working capital, which would reduce our cash balances. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to meet our obligations as they become due. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

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

Other Income (Expenses)

Other income and expenses consist of mark-to-market adjustments on contingent liabilities assumed on the acquisition of the Somahlution Assets, interest and accretion expenses related to our Convertible Notes, loss on debt extinguishment, and cancellation of common stock pursuant to the October 2022 Letter Agreement.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Change
	(As Restated)
Revenue	$645,810	$233,485	$412,325
Cost of goods sold	188,108	54,319	133,789
Gross profit	457,702	179,166	278,536
Operating expenses:	71%	77%
Direct costs of revenue
Professional fees	2,300,384	2,082,079	218,305
Salary expenses	1,317,581	2,421,969	(1,104,388)
Research and development	2,176,740	3,978,826	(1,802,086)
Stock-based compensation	526,597	1,905,948	(1,379,351)
Depreciation and amortization	841,217	841,444	(227)
Royalty expense	218,794	-	218,794
Impairment of intangible assets	14,244,375	24,350,000	(10,105,625)
Other general and administrative expenses	12,918,530	1,922,696	10,995,834
Total operating expenses	34,544,218	37,502,962	(2,958,744)
Total operating loss	$(34,086,516)	$(37,323,796)	$3,237,280
Other income (expenses):
Interest and accretion expense	(13,254,332)	(2,789,255)	(10,465,077)
Change in fair value of contingent liabilities	4,301,000	1,606,000	2,695,000
Change in fair value of derivative liabilities	795,934	-	795,934
Loss on debt extinguishment	(20,406,947)	338,181	(20,745,128)
Loss on issuance of debt	(6,888,475)	-	(6,888,475)
Gain on share redemption	-	3,000	(3,000)
Net loss	$(69,539,336)	$(38,165,870)	$(31,373,466)

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

Impairment of Intangible Assets

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

Other Income (Expenses)

During the year ended December 31, 2023, the Company incurred approximately $13.25 million in interest and accretion costs related to securities issued at a discount in connection with the Units Private Placement and the OID Units Private Placement. This contrasts with $2.79 million recorded for the year ended December 31, 2022, attributed to interest and accretion costs associated with Convertible Notes. Furthermore, the Company defaulted on the initial principal amount of $1.0 million under the Walleye Promissory Note, which matured on May 7, 2023. Consequently, a default amount of $6.7 million was accreted to the principal of the Convertible Notes on the same date. This represents a significant increase of approximately $10.5 million or 375.2% compared to the year ended December 31, 2022.

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

During the year ended December 31, 2023, the Company recorded a loss of approximately $20.4 million on the extinguishment of Convertible Notes due to the substantial reduction of the conversion price and amendment of certain terms. In comparison, for the year ended December 31, 2022, the Company recognized a $0.34 million gain on debt extinguishment resulting from the extinguishment of obligations under Mr. Richmond’s and Univest’s Convertible Notes and Class C Warrants pursuant to the October 2022 Letter Agreement. The Company also recorded a loss of $6.89 million on issuance of OID Convertible Notes due to the fair value of Class E and Class F Warrants exceeding the value of the debt principal.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2023 and 2022, we had available cash of approximately $0.15 million and $0.51 million, respectively, and accumulated deficit of $155.53 million and $85.99 million respectively. We fund our operations through capital raises.

Debt

As of December 31, 2023, the Company had outstanding convertible notes with varying maturities for an aggregate principal amount of $24.5 million, all payable within 12 months. Future interest payments associated with the convertible notes total $5.5 million.

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

Operating Activities

Net cash used in operating activities was approximately $~~4~~.68 million and $10.85 million for the years ended December 31, 2023 and 2022, respectively. The net cash used in operating activities for the year ended December 31, 2023 was due to approximately $2.2 million spent on research and development, approximately $1.32 million spent on salaries and related compensation expenses, and approximately $2.30 million spent on professional fees. The net cash used in operating activities for the year ended December 31, 2022 was due to approximately $3.98 million spent on research and development, approximately $2.42 million spent on salaries and related compensation expenses, $1.92 million in other general and administrative expenses and approximately $2.08 million spent on professional fees.

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

Going Concern

The Company had a net loss for the year ended December 31, 2023 of approximately $69.5 million, negative working capital as of December 31, 2023 of approximately $21.7 million, and had cash used in operations of approximately $4.7 million for the year ended December 31, 2023. Without further funding, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatement of the Previously Issued 2023 Consolidated Financial Statements

As discussed in Notes 1, 6 and 11 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct a material misstatement.

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

Emphasis of the Matter - Restatement of Unaudited Interim Condensed Consolidated Financial Statements

As discussed in Notes 1 and 11 to the consolidated financial statements, the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, and as of and for the three and nine months ended September 30, 2023, have been restated to correct a material misstatement.

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

How the Critical Matter was Addressed in the Audit

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to historical results, internal communications to management and those charged with governance of Marizyme, and forecasted information included in analyst and industry reports for the Company and its peer companies. With the assistance of our valuation specialists, we evaluated the reasonableness of the impairment by evaluating methodologies used by management, determining the completeness and accuracy of information, sensitivity analyses, and testing the source information underlying the determination of the impairment and, testing the mathematical accuracy of the calculations.

Fair Value of the Contingent Liabilities for Duragraft Acquisition

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company had $5,406,000 of contingent liabilities as of December 31, 2023 related to the 2019 acquisition of Duragraft. The contingent consideration payments are subject to the Company’s achievement of certain revenue targets and achievement of certain FDA milestones. Management determines the estimated fair value of the contingent consideration liability using a combination of monte carlo and scenario-based valuation methods. The unobservable inputs used by management to determine the fair value of the contingent consideration liability include projected revenues, volatility, cost of debt, discount rates and various holding periods and exit terms.

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

How the Critical Matter was Addressed in the Audit

To test the estimated fair value of contingent consideration liabilities at year end, our audit procedures included evaluating methodologies used by management, determining the completeness and accuracy of information, sensitivity analyses, inspecting the terms of the executed agreement, assessing the Black Scholes model used and testing the key contractual inputs and significant assumptions discussed above. We evaluated the assumptions and judgments considering observable industry and economic trends and standards, external data sources and regulatory factors. Estimated amounts of future revenues were evaluated for reasonableness in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We also assessed the professional competence, experience, and objectivity of the Company’s external valuation specialist. We involved a valuation specialist to assess the Company’s Monte Carlo and Scenario Based simulation models and to perform corroborative fair value calculations.

/s/ WithumSmith+Brown, PC.

We have served as the Company’s auditor since 2020.

East Brunswick, New Jersey

May 13, 2024, except for Notes 1, 6 and 11, as to which the date is February 6, 2025

PCAOB ID Number 100

MARIZYME, INC.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(As Restated)
ASSETS:
Current
Cash	$148,465	$510,865
Accounts receivable	60,284	87,801
Other receivables	35,797	15,310
Prepaid expenses	699,377	1,125,761
Inventory	24,855	215,566
Total current assets	968,778	1,955,303
Non-current
Property, plant and equipment, net	12,500	12,545
Operating lease right-of-use assets, net	1,101,211	1,485,023
Intangible assets, net	14,364,129	27,675,020
Prepaid royalties, non-current	122,457	339,091
Deposits	30,000	30,000
Goodwill	5,416,000	7,190,656
Total non-current assets	21,046,297	36,732,335
Total assets	$22,015,075	$38,687,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current
Accounts payable and accrued expenses	$2,322,064	$1,365,443
Notes payable	633,692	1,132,829
Due to related parties	230,153	-
Convertible notes - Units Private Placement	16,328,476	-
Convertible notes - OID	2,694,256	-
Operating lease obligations	434,082	423,495
Total current liabilities	22,642,723	2,921,767
Non-current
Operating lease obligations, net of current portion	667,129	1,061,528
Convertible notes - Units Private Placement	-	2,751,633
Derivative liabilities	-	4,823,725
Contingent liabilities	5,406,000	9,707,000
Total non-current liabilities	6,073,129	18,343,886
Total liabilities	28,715,852	21,265,653

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, issued and outstanding shares - 131,793,088 at December 31, 2023 and 40,528,191 at December 31, 2022	131,792	40,528
Additional paid-in capital	148,696,200	103,370,890
Accumulated deficit	(155,528,769)	(85,989,433)
Total stockholders’ equity	(6,700,777)	17,421,985
Total liabilities and stockholders’ equity (deficit)	$22,015,075	$38,687,638

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
	(As Restated)

Revenue	$645,810	$233,485
Direct cost of revenue	188,108	54,319
Gross profit	457,702	179,166
Operating expenses:
Professional fees (includes related party amounts of $288,000 and $172,800 respectively)	2,300,384	2,082,079
Salary expenses	1,317,581	2,421,969
Research and development	2,176,740	3,978,826
Stock-based compensation	526,597	1,905,948
Depreciation and amortization	841,217	841,444
Royalty expense	218,794	-
Impairment	14,244,375	24,350,000
Other general and administrative expenses	12,918,530	1,922,696
Total operating expenses	34,544,218	37,502,962
Total operating loss	(34,086,516)	(37,323,796)

Other income (expense)
Interest and accretion expenses	(13,254,332)	(2,789,255)
Change in fair value of contingent liabilities	4,301,000	1,606,000
Change in fair value of derivative liabilities	795,934	-
Loss on debt extinguishment	(20,406,947)	338,181
Loss on issuance of debt	(6,888,475)	-
Other income	-	3,000
Total other income (expense)	(35,452,820)	(842,074)

Net loss	$(69,539,336)	$(38,165,870)

Loss per share – basic and diluted	$(1.53)	$(0.94)

Weighted average number of shares of common stock outstanding – basic and diluted	45,473,190	40,727,092

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2021	40,528,191	$40,528	$95,473,367	$(47,823,563)	$47,690,332
Stock-based compensation expense	-	-	1,905,948	-	1,905,948
Issuance of warrants	-	-	6,191,575	-	6,191,575
Exercise of warrants	300,000	300	2,700	-	3,000
Common stock repurchased and cancelled	(300,000)	(300)	(2,700)		(3,000)
Warrants repurchased and retired	-		(200,000)		(200,000)
Net loss	-	-	-	(38,165,870)	(38,165,870)
Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	526,597	-	526,597
Issuance of shares	3,486,410	3,486	701,111	-	704,597
Issuance of shares on debt conversion	85,126,328	85,126	9,255,647	-	9,340,773
Issuance of warrants on promissory note	-	-	1,333,128	-	1,333,128
Issuance of warrants for services provided	-	-	9,083,295	-	9,083,295
Exercise of warrants	2,652,159	2,652	262,564	-	265,216
Increase of fair value of warrants in debt extinguishment	-	-	12,666,268	-	12,666,268
Reclassification of warrants from derivative liability to equity	-	-	11,496,700	-	11,496,700
Net loss	-	-	-	(69,539,336)	(69,539,336)
Balance, December 31, 2023 (As restated)	131,793,088	$131,792	$148,696,200	$(155,528,769)	$(6,700,777)

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
	(As Restated)
Cash flows from operating activities:
Net loss	$(69,539,336)	$(38,165,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	841,217	841,444
Stock-based compensation	526,597	1,905,948
Interest and accretion on convertible notes and notes payable	13,254,332	2,789,255
Issuance of warrants for services	9,083,295	1,850,533
Change in fair value of contingent liabilities	(4,301,000)	(1,606,000)
Change in fair value of derivative liabilities	(795,934)	-
Loss on debt extinguishment	20,406,947	(338,181)
Loss on issuance of debt	6,888,475	-
Shares issued as part of the Confidential Settlement Agreement	153,600	-
Shares issued for services	168,000	-
Warrants issued as part of promissory note agreement	1,333,128	-
Impairment	14,244,375	24,350,000
Other income	-	(3,000)
Change in operating assets and liabilities:
Accounts and other receivable	7,030	(53,154)
Prepaid expenses	426,384	(868,592)
Inventory	190,711	(193,213)
Accounts payable and accrued expenses	2,197,191	(228,684)
Due to related parties	230,153	(1,132,634)
Net cash used in operating activities	(4,684,835)	(10,852,148)

Cash flows from financing activities:
Proceeds from financing, net of issuance cost	2,840,000	6,500,743
Proceeds from shares issued for exercise of warrants	265,216	3,000
Proceeds from promissory notes	1,381,469	954,767
Repayments of promissory notes	(164,250)	(167,836)
Net cash provided by financing activities	4,322,435	7,290,674

Net change in cash	(362,400)	(3,561,474)

Cash at beginning of year	510,865	4,072,339

Cash at end of year	$148,465	$510,865

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derivative liabilities and debt discount issued in connection with convertible notes	$27,528,235	$2,338,379
Warrants and debt discount issued in connection with convertible notes	$344,959	$4,341,042
Settlement of debt with convertible notes	$2,264,133	$278,678
Increase of fair value of warrants in debt extinguishment	$12,666,268	$-
Shares issued on debt conversion	$9,424,914	$-
Warrants repurchased and retired	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

MARIZYME, INC.

Notes to the Consolidated Financial Statements

December 31, 2023

(As Restated)

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

Going Concern

The Company’s consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $155,528,769 at December 31, 2023. Additionally, the Company has negative working capital of $21,673,945 and $148,465 of cash on hand, which may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatement

See Note 11, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements”, for additional information regarding the restatement of amounts included in the Company’s previously issued financial statements as of and for the year ended December 31, 2023, and for each of the quarterly periods ended June 30, 2023, and September 30, 2023.

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

In-Process Research and Development

The Company evaluates whether acquired intangible assets are a business under applicable accounting standards. Additionally, the Company assesses whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use are considered acquired in-process research and development (“IPR&D”). When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Impairment

●	Impairment of long-lived assets: The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. As of December 31, 2024, the Company conducted an undiscounted cash flow test with assumptions, including a cash flows forecast for the next 10 years, a weighted average cost of capital (WACC) of 29.4%, and a long-term growth rate of 3.6%. Based on this analysis, the Company determined that no impairment should be recognized for long-lived assets for the year ended December 31, 2024.

●	Goodwill: Goodwill is recorded at the time of purchase for the excess of the amount of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed. The fair value is determined using the estimated discounted future cash flows of the reporting unit. Goodwill is not amortized and instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. The impairment test is conducted annually on December 31. Future adverse changes in market conditions or poor operating results of underlying assets may affect the ability to recover the carrying value of goodwill, potentially leading to an impairment charge. As of December 31, 2024, the Company conducted a qualitative assessment to determine the necessity of a quantitative impairment test, as outlined in ASC 350-30-35-19. Based on this assessment, management concluded that the qualitative characteristics of the DuraGraft intangible asset indicated a low likelihood of financial impairment. Therefore, no impairment of goodwill was recorded for the year ended December 31, 2024.

●

In-process research and development assets: In accordance with ASC 350-20-35-3C, IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Upon establishment of technological feasibility or regulatory approval, the Company assesses whether the asset’s carrying value exceeds its fair value. If so, an impairment loss is recorded for the difference and the carrying value is reduced accordingly. The fair value of IPR&D is determined using the Discounted Cash Flow (DCF) method, which considers inputs such as cash forecast for the next 8 years, an average gross margin of 90%, and a weighted average cost of capital (WACC) of 31.0%. The Company categorizes the fair value measurement of IPR&D under Level 3 of the fair value hierarchy, with significant unobservable inputs including: future cash flow projections, probability of success for development phases, market penetration rates, discount rate assumptions, terminal value growth rates, and development timeline estimates.

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

ASU 2020-06

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2023. The adoption did not have a material impact on its financial statements or disclosures.

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

As a result of this substantial modification, a total of 8,269,237 Units outstanding were replaced with an aggregate of 190,584,260 pro rata Units. The Company determined that the optional conversion feature attached to the Convertible Notes did not meet the definition of derivative liabilities and that the detachable warrants issued did not meet the definition of a liability and therefore was accounted for as an equity instrument. The fair value of $12,666,268 of the warrants issued has been recorded as a component of equity. As the result of this modification, the Company recorded a loss on debt extinguishment of $21,777,877 in consolidated statements of operations for the year ended December 31, 2023 (2022 - $Nil).

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

Each of the Convertible Notes provides that any default on indebtedness of more than $100,000, other than indebtedness under the respective Convertible Notes, will also result in default under the Convertible Notes. Due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by its maturity date of May 7, 2023 (see Note 5), the Company also defaulted under the Convertible Notes on the same date. The Convertible Notes provide that due to this default, the Company became obligated to pay 135% of the outstanding principal amount under each of the Convertible Notes on the date on which the default occurred (the “Mandatory Default Amount”). The Mandatory Default Amount may be declared due by each holder immediately. The aggregate Mandatory Default Amount that may be due under the Convertible Notes was $26,194,570 on the date of the default, or $6,791,185 more than would otherwise have been due under the Convertible Notes on the date of the default. Therefore, as a result of the event of the default, the Company accreted $6,791,185 to the value of the Convertible Notes and included this amount in interest and accretion expenses on the consolidated statements of operations.

Conversion of Convertible Notes

In December 2023, several note holders exercised their right to convert Convertible Notes, resulting in an aggregate of $9,306,508 worth of Convertible Notes being converted into common stock of the Company.

Amendment to Remaining Convertible Notes

Additionally, subsequent to the conversion, the Company extended the terms of the outstanding Convertible Notes with an original maturity date of December 21, 2023, to extend their term until December 21, 2024. In connection with the extension of the maturity dates for the outstanding Convertible Notes, the Company executed a substantial modification that led to the extinguishment of the existing Convertible notes and the issuance of new Convertible Notes. This modification resulted in a gain on extinguishment of $1,485,197, which has been recognized in the consolidated statements of operations for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recognized interest and accretion expense of $3,265,387, on the Original and New Securities in aggregate (2022 - $2,763,749) in the consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of December 31, 2023 and 2022:

Convertible Notes, Net of Debt Discount	(As Restated)
Balance, December 31, 2021	$26,065
Convertible notes issued - new securities	7,315,138
Issuance costs	(535,717)
Debt discount	(6,479,421)
Debt accretion	2,763,749
Debt extinguishment	(338,181)
Balance, December 31, 2022	$2,751,633
Debt accretion on Original securities	1,835,741
Debt extinguishment	(4,587,374)
Convertible notes issued - New Securities	19,403,385
Debt Discount on New Securities	(344,959)
Debt interest and accretion on New Securities	1,429,646
Mandatory Default Amount	6,835,105
Conversion of debt	(9,509,505)
Extinguishment of debt	(10,276,925)
Convertible notes issued with extended maturity date	8,791,729
Balance, December 31, 2023	$16,328,476

	December 31, 2023	December 31, 2022
	(As Restated)
Convertible notes - total principal	$17,516,865	$14,432,996
Unamortized issuance costs and discount	(1,188,389)	(11,681,363)
Convertible Notes, Net of Debt Discount	$16,328,476	$2,751,633

	December 31, 2023	December 31, 2022
	(As Restated)
Current portion	$16,328,476	$-
Non-current portion	-	2,751,633
Convertible Notes, Net of Debt Discount	$16,328,476	$2,751,633

2023 Convertible Notes and Warrants

I.	On May 12, 2023, the Company conducted the initial closing (the “OID Units Initial Closing”) of a private placement of up to $10,000,000 for an aggregate of up to 100,000,000 units (the “OID Units”) under a Unit Purchase Agreement, dated as of the same date, with accredited investors (the “OID Purchase Agreement”), each consisting of (i) a 15% original issue discount unsecured subordinated convertible promissory note (each, a “OID Convertible Note” and collectively, the “OID Convertible Notes”), convertible into shares of common stock plus additional shares based on accrued interest at $0.10 per share, subject to adjustment, (ii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Notes may be converted at $0.10 per share, subject to adjustment (the “Class E Warrant”), and (iii) a warrant for the purchase of 125% of the shares of common stock into which the related OID Convertible Note may be converted at $0.20 per share, subject to adjustment (each, a “Class F Warrant,” and each Class F Warrant together with each Class E Warrant collectively, the “OID Warrants”).

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

11. Restatement of Previously Issued Consolidated Financial Statements And Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

In January of 2025, the Board of Directors and management, upon the recommendation of the Audit Committee of the Board of Directors concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2023, and unaudited condensed consolidated financial statements as of and for each of the interim quarterly periods ended June 30, 2023 and September 30, 2023 should no longer be relied upon due to misstatements that are described below and that we would restate such financial statements to make the necessary accounting corrections. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements on Currently Issued Financial Statements. Based on this evaluation, the Company determined that the effect of these corrections was material to the consolidated financial statements for the fiscal year ended December 31, 2023, and the related interim periods. As a result of the material misstatements, we have restated our previously issued consolidated financial statements for the periods referenced above, in accordance with ASC 250, Accounting Changes and Error Corrections. We have determined that these errors were the result of a material weakness in proper technical analysis of debt/equity transactions, resulting in the conclusion that the Company’s internal control over financial reporting and the Company’s disclosure controls and procedures were not effective as of December 31, 2023. The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023, but instead is restating its unaudited interim condensed consolidated financial statements in this Amendment No. 1 on Form 10-K/A.

The restatements for the Company’s previously issued financial statements as of and for the year ended December 31, 2023, and for each of the quarterly periods ended June 30, 2023 and September 30, 2023, include the following:

1.	The original Convertible Notes – Units Private Placement were modified. The modification resulted in:

●	A difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
●	In the original filing, this difference was incorrectly recorded as part of the convertible debt discount to be amortized over the remaining life of the notes.
●	In this Amendment No. 1, the difference has been correctly recognized in the other income/expense of the period of extinguishment as loss and identified as a separate line item.

2.	Additionally, following the recalculation of the carrying value of the notes after extinguishment, the fair market value of the warrants attached to the Convertible Notes – Units Private Placement increased. This adjustment impacted the Company’s additional paid-in capital and contributed to the loss on extinguishment recognized in the period.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

Consolidated Balance Sheet

	As of December 31, 2023
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion of Convertible Notes - Units Private Placement	$14,288,335	$2,040,141	$16,328,476
Total current liabilities	$20,602,582	$2,040,141	$22,642,723
Total liabilities	$26,675,711	$2,040,141	$28,715,852

Stockholders’ equity (deficit):
Additional paid-in capital	$146,543,921	$2,152,279	$148,696,200
Accumulated deficit	$(151,336,349)	$(4,192,420)	$(155,528,769)

Consolidated Statement of Operations and Comprehensive Loss

	Year ended December 31, 2023
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(30,224,223)	$16,969,891	$(13,254,332)
Gain (loss) on debt extinguishment	$755,364	$(21,162,311)	$(20,406,947)
Total other income (expense)	$(31,260,400)	$(4,192,420)	$(35,452,820)
Net loss	$(65,346,916)	$(4,192,420)	$(69,539,336)
Loss per share – basic and diluted	$(1.44)	$(0.09)	$(1.53)

Consolidated Statements of Stockholders’ Equity (Deficit)

	As of December 31, 2023
	Originally Reported	Restatement Adjustment	As Restated
Issuance of shares	$587,086	$117,511	$704,597
Increase of fair value of warrants in debt extinguishment	$-	$12,666,268	$12,666,268
Issuance of warrants on debt extinguishment	$19,058,426	$(19,058,426)	$-
Warrants cancelled in debt extinguishment	$(8,426,927)	$8,426,927	$-
Net loss	$(65,346,916)	$(4,192,420)	$(69,539,336)
Total stockholders’ deficit	$(4,660,636)	$(2,040,141)	$(6,700,777)

Consolidated Statements of Cash Flows

	Year ended December 31, 2023
	Originally Reported	Restatement Adjustment	As Restated
Net loss	$(65,346,916)	$(4,192,420)	$(69,539,336)
Interest and accretion on convertible notes and notes payable	$30,224,223	$(16,969,891)	$13,254,332
Loss (gain) on debt extinguishment	$(755,364)	$21,162,311	$20,406,947

Consolidated Balance Sheet – at September 30, 2023

	As of September 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion of Convertible Notes - Units Private Placement	$19,124,357	$7,451,776	$26,576,133
Total current liabilities	$48,669,274	$7,451,776	$56,121,050
Total liabilities	$58,869,642	$7,451,776	$66,321,418

Stockholders’ equity (deficit):
Additional paid-in capital	$119,574,221	$2,152,280	$121,726,501
Accumulated deficit	$(141,570,688)	$(9,604,056)	$(151,174,744)

Consolidated Statement of Operations and Comprehensive Loss – Nine Months Ended September 30, 2023

	Nine months ended September 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(22,527,538)	$11,489,138	$(11,038,400)
Loss on debt extinguishment	$(764,683)	$(21,093,194)	$(21,857,877)
Total other income (expense)	$(43,787,180)	$(9,604,056)	$(53,391,236)
Net loss	$(55,581,255)	$(9,604,056)	$(65,185,311)
Loss per share – basic and diluted	$(1.28)	$(0.23)	$(1.51)

Consolidated Statement of Operations and Comprehensive Loss – Three Months Ended September 30, 2023

	Three months ended September 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(7,405,668)	$5,903,581	$(1,502,087)
Total other income (expense)	$(27,593,059)	$5,903,581	$(21,689,478)
Net loss	$(32,450,269)	$5,903,581	$(26,546,688)
Loss per share – basic and diluted	$(0.71)	$0.13	$(0.58)

Consolidated Statements of Stockholders’ Equity (Deficit) – Nine Months Ended September 30, 2023

	As of September 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Issuance of shares	$587,087	$117,510	$704,597
Increase of fair value of warrants in debt extinguishment	$-	$12,666,268	$12,666,268
Issuance of warrants on debt extinguishment	$19,058,426	$(19,058,426)	$-
Warrants cancelled in debt extinguishment	$(8,426,927)	$8,426,927	$-
Net loss	$(55,581,255)	$(9,604,056)	$(65,185,311)
Total stockholders’ deficit	$(21,949,801)	$(7,451,776)	$(29,401,577)

Consolidated Statements of Stockholders’ Equity (Deficit) – Three Months Ended September 30, 2023

	As of September 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Net loss	$(32,450,269)	$(5,903,581)	$(26,546,688)
Total stockholders’ deficit	$(21,949,801)	$(7,451,776)	$(29,401,577)

Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2023

	Nine months ended September 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Net loss	$(55,581,255)	$(9,604,056)	$(65,185,311)
Interest and accretion on convertible notes and notes payable	$22,527,538	$(11,489,138)	$11,038,400
Loss on debt extinguishment	$764,683	$21,093,194	$21,857,877

Consolidated Balance Sheet – at June 30, 2023

	As of June 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion of Convertible Notes - Units Private Placement	$12,316,495	$13,355,358	$25,671,853
Total current liabilities	$20,821,718	$13,355,358	$34,177,076
Total liabilities	$29,711,796	$13,355,358	$43,067,154

Stockholders’ equity (deficit):
Additional paid-in capital	$116,344,709	$2,152,279	$118,496,988
Accumulated deficit	$(109,120,419)	$(15,507,637)	$(124,628,056)

Consolidated Statement of Operations and Comprehensive Loss – Six Months Ended June 30, 2023

	Six months ended June 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(15,121,870)	$5,585,558	$(9,536,312)
Loss on debt extinguishment	$(684,682)	$(21,093,195)	$(21,777,877)
Total other income (expense)	$(16,194,121)	$(15,507,637)	$(31,701,758)
Net loss	$(23,130,986)	$(15,507,637)	$(38,638,623)
Loss per share – basic and diluted	$(0.55)	$(0.37)	$(0.92)

Consolidated Statement of Operations and Comprehensive Loss – Three Months Ended June 30, 2023

	Three months ended June 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(13,424,169)	$5,585,558	$(7,838,611)
Loss on debt extinguishment	$(684,682)	$(21,093,195)	$(21,777,877)
Total other income (expense)	$(15,772,420)	$(15,507,637)	$(31,280,057)
Net loss	$(20,576,402)	$(15,507,637)	$(36,084,039)
Loss per share – basic and diluted	$(0.48)	$(0.36)	$(0.84)

Consolidated Statements of Stockholders’ Equity (Deficit) – Six Months Ended June 30, 2023

	As of June 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Issuance of shares	$377,085	$117,511	$494,596
Increase of fair value of warrants in debt extinguishment	$-	$12,666,268	$12,666,268
Issuance of warrants on debt extinguishment	$19,058,426	$(19,058,426)	$-
Warrants cancelled in debt extinguishment	$(8,426,927)	$8,426,927	$-
Net loss	$(23,130,986)	$(15,507,637)	$(38,638,623)
Total stockholders’ deficit	$7,269,656	$(13,355,358)	$(6,085,702)

Consolidated Statements of Stockholders’ Equity (Deficit) – Three Months Ended June 30, 2023

	As of June 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Issuance of shares	$223,485	$117,511	$340,996
Increase of fair value of warrants in debt extinguishment	$-	$12,666,268	$12,666,268
Issuance of warrants on debt extinguishment	$19,058,426	$(19,058,426)	$-
Warrants cancelled in debt extinguishment	$(8,426,927)	$8,426,927	$-
Net loss	$(20,576,402)	$(15,507,637)	$(36,084,039)
Total stockholders’ deficit	$7,269,656	$(13,355,358)	$(6,085,702)

Consolidated Statements of Cash Flows – Six Months Ended June 30, 2023

	Six months ended June 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Net loss	$(23,130,986)	$(15,507,637)	$(38,638,623)
Interest and accretion on convertible notes and notes payable	$15,121,870	$(5,585,558)	$9,536,312
Loss on debt extinguishment	$684,682	$21,093,195	$21,777,877

12. Subsequent Events

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

This material weakness resulted in the restatements of the Company’s financial statements as of and for the year ended December 31, 2023, and for each of the quarterly periods ended June 30, 2023 and September 30, 2023. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

See Note 11, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” in Part II, “Item 8. Financial Statements and Supplementary Data” for additional information. This Amendment No. 1 on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Changes to Internal Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our financial statements described in this Amendment No. 1 on Form 10-K/A had not yet been identified.

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

Date: February 6, 2025

MARIZYME, INC.

	By:	/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer

	By:	/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Vithalbhai Dhaduk	Chairman of the Board and Independent Director	February 6, 2025
Dr. Vithalbhai Dhaduk

/s/ Terry Brostowin	Director	February 6, 2025
Terry Brostowin

/s/ Nilesh Patel	Director	February 6, 2025
Nilesh Patel

/s/ David Barthel	Chief Executive Officer and Director	February 6, 2025
David Barthel	(principal executive officer)

/s/ George Kovalyov	Chief Financial Officer and Director	February 6, 2025
George Kovalyov	(principal financial and accounting officer)

