Form 10-Q
period 2024-09-30
MARIZYME, INC.
filed 2025-03-05
CIK 1413754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Not applicable.

As of March 5, 2025, the registrant had 131,793,088 shares of common stock ($0.001 par value) outstanding.

MARIZYME, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIZYME, INC.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current
Cash	$63,732	$148,465
Accounts receivable	2,000	60,284
Other receivables	35,879	35,797
Prepaid expenses	726,114	699,377
Inventory	26,869	24,855
Total current assets	854,594	968,778
Non-current
Property, plant and equipment, net	-	12,500
Operating lease right-of-use assets, net	797,405	1,101,211
Intangible assets, net	14,037,798	14,364,129
Prepaid royalties, non-current	120,500	122,457
Deposits	30,000	30,000
Goodwill	5,416,000	5,416,000
Total non-current assets	20,401,703	21,046,297
Total assets	$21,256,297	$22,015,075

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current
Accounts payable and accrued expenses	$3,371,483	$2,322,064
Notes payable	2,739,981	633,692
Due to related parties	302,900	230,153
Convertible notes, net - Units Private Placement	16,698,700	16,328,476
Convertible notes, net - OID	6,421,918	2,694,256
Operating lease obligations	442,221	434,082
Total current liabilities	29,977,203	22,642,723
Non-current
Operating lease obligations, net of current portion	355,184	667,129
Agreement obligation	1,000,000	-
Contingent liabilities	5,463,000	5,406,000
Total non-current liabilities	6,818,184	6,073,129
Total liabilities	36,795,387	28,715,852

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001, 2,000,000,000 shares authorized, issued and outstanding shares - 131,793,088 at September 30, 2024 and December 31, 2023	131,792	131,792
Additional paid-in capital	154,650,064	148,696,200
Accumulated deficit	(170,320,946)	(155,528,769)
Total stockholders’ equity (deficit)	(15,539,090)	(6,700,777)
Total liabilities and stockholders’ equity (deficit)	$21,256,297	$22,015,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$-	$181,535	$32,855	$495,248
Direct cost of revenue	-	50,989	9,647	139,875
Gross profit	-	130,546	23,208	355,373
Operating expenses:
Professional fees (includes related party amounts of $89,500, $72,000, $319,500, and $216,000, respectively)	118,270	921,552	721,042	1,818,202
Salary expenses	318,019	329,564	983,703	931,536
Research and development	344,139	492,235	978,339	1,789,625
Stock-based compensation	20,794	86,132	116,646	457,860
Depreciation and amortization	108,777	210,293	338,831	630,924
Royalty expense	-	13,014	1,957	211,262
Other general and administrative expenses	445,031	2,934,966	1,199,172	6,310,039
Total operating expenses	1,355,030	4,987,756	4,339,690	12,149,448
Total operating loss	(1,355,030)	(4,857,210)	(4,316,482)	(11,794,075)

Other income (expense)
Interest and accretion expenses	(1,104,674)	(1,502,088)	(6,230,294)	(11,038,400)
Other income	-	-	200,000	-
Change in fair value of contingent liabilities	440,000	(1,678,000)	(57,000)	312,000
Change in fair value of derivative liabilities	-	(14,454,397)	-	(14,454,397)
Gain (loss) on debt extinguishment	59,843	(80,000)	(3,888,401)	(21,857,877)
Borrowing costs	-	-	(500,000)	-
Loss on issuance of debt	-	(3,974,993)	-	(6,352,562)
Total other income (expense)	(604,831)	(21,689,478)	(10,475,695)	(53,391,236)

Net loss	$(1,959,861)	$(26,546,688)	$(14,792,177)	$(65,185,311)

Loss per share – basic and diluted	$(0.01)	$(0.58)	$(0.11)	$(1.51)

Weighted average number of shares of common stock outstanding – basic and diluted	131,793,088	45,812,412	131,793,088	43,270,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2022	40,528,191	$40,528	$103,370,890	$(85,989,433)	$17,421,985
Stock-based compensation expense	-	-	210,966	-	210,966
Issuance of shares	240,000	240	153,360	-	153,600
Net loss	-	-	-	(2,554,584)	(2,554,584)
Balance, March 31, 2023 (unaudited)	40,768,191	40,768	103,735,216	(88,544,017)	15,231,967
Stock-based compensation expense	-	-	160,762	-	160,762
Issuance of shares	1,946,410	1,946	339,050	-	340,996
Exercise of warrants	2,652,159	2,652	262,564	-	265,216
Increase in fair value of warrants on debt extinguishment	-	-	12,666,268	-	12,666,268
Issuance of warrants on promissory note	-	-	1,333,128	-	1,333,128
Net loss	-	-	-	(36,084,039)	(36,084,039)
Balance, June 30, 2023 (unaudited)	45,366,760	45,366	118,496,988	(124,628,056)	(6,085,702)
Stock-based compensation expense	-	-	86,132	-	86,132
Issuance of shares	1,300,000	1,300	208,700	-	210,000
Exercise of warrants	-	-	2,934,681	-	2,934,681
Net loss	-	-	-	(26,546,688)	(26,546,688)
Balance, September 30, 2023 (unaudited)	46,666,760	$46,666	$121,726,501	$(151,174,744)	$(29,401,577)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	131,793,088	$131,792	$148,696,200	$(155,528,769)	$(6,700,777)
Stock-based compensation expense	-	-	54,264	-	54,264
Increase of fair value of warrants in debt extinguishment			1,407,934		1,407,934
Net loss	-	-	-	(5,396,490)	(5,396,490)
Balance, March 31, 2024 (unaudited, as restated)	131,793,088	131,792	150,158,398	(160,925,259)	(10,635,069)
Stock-based compensation expense	-	-	41,588	-	41,588
Increase of fair value of warrants in debt extinguishment	-	-	4,075,749	-	4,075,749
Net loss	-	-	-	(7,435,826)	(7,435,826)
Balance, June 30, 2024 (unaudited, as restated)	131,793,088	131,792	154,275,735	(168,361,085)	(13,953,558)
Stock-based compensation expense	-	-	20,794	-	20,794
Increase of fair value of warrants in debt extinguishment	-	-	344,098	-	344,098
Cancellation of warrants	-	-	9,437	-	9,437
Net loss	-	-	-	(1,959,861)	(1,959,861)
Balance, September 30, 2024 (unaudited)	131,793,088	$131,792	$154,650,064	$(170,320,946)	$(15,539,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(14,792,177)	$(65,185,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,831	630,924
Amortization of right-of-use assets	303,806	286,816
Stock-based compensation	116,646	457,860
Interest and accretion on convertible notes and notes payable	6,230,294	11,038,400
Issuance of warrants for services	-	2,934,680
Change in fair value of contingent liabilities	57,000	(312,000)
Change in fair value of derivative liabilities	-	14,454,397
Loss on debt extinguishment	3,888,401	21,857,877
Loss on issuance of debt	-	6,352,562
Shares issued as part of the Confidential Settlement Agreement	-	153,600
Shares issued for services	-	168,000
Warrants issued as part of promissory note agreement	-	1,333,128
Borrowing costs	500,000	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	58,201	24,120
Prepaid expenses	(26,737)	464,367
Inventory	(2,014)	116,547
Accounts payable and accrued expenses	1,033,824	1,852,865
Due to related parties	72,747	187,097
Operating lease liabilities	(303,806)	(286,816)
Net cash used in operating activities	(2,524,984)	(3,470,887)

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes - OID, net of issuance cost	-	2,334,000
Proceeds from shares issued for exercise of warrants	-	265,216
Proceeds from notes payable	2,362,000	1,000,000
Repayments of notes payable and Convertible Notes - OID	(421,749)	(164,250)
Proceeds from agreement obligation	500,000	-
Net cash provided by financing activities	2,440,251	3,434,966

Net change in cash	(84,733)	(35,921)

Cash at beginning of period	148,465	510,865

Cash at end of period	$63,732	$474,944

Supplemental disclosure of cash flow information:
Derivative liabilities and debt discount issued in connection with convertible notes	$-	$25,555,092
Warrants and debt discount issued in connection with convertible notes	$-	$344,959
Settlement of notes payable with convertible notes	$-	$2,264,133
Increase of fair value of warrants in debt extinguishment	$-	$12,666,268
Shares issued on conversion of convertible notes	$-	$84,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARIZYME, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

NOTE 2 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs, which requires the Company to rely on investing and financing activities in order to continue as a going concern. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $170,320,946 at September 30, 2024 (December 31, 2023 - $155,528,769). Additionally, the Company has negative working capital of $29,122,609 (December 31, 2023 - $21,673,945) and $63,732 (December 31, 2023 - $148,465) of cash on hand, which is not sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the next twelve months from the date the unaudited condensed consolidated financial statements were issued, the Company’s foreseeable cash requirements will relate to continuous operations of its business, maintaining its good standing and making the required filings with the Securities and Exchange Commission (the “SEC”), and the payment of expenses associated with its product development. The Company may experience a cash shortfall and be required to raise additional capital. Management intends to raise additional funds by way of a private or public offering. In July 2024, the Company executed a promissory note in favor of Qualigen Therapeutics, Inc., which had previously engaged in an agreement with the Company to advance the commercialization of DuraGraft™ (see Note 11). Under the terms of the promissory note, Qualigen lent the Company $1,250,000, providing temporary financial support as the Company seeks additional funding. During the last quarter of the fiscal year 2024, the Company has secured additional funding of $1,027,400 in the form of short-term loans. While the Company has successfully raised capital in the past and remains confident in its strategy to develop and expand its products, as well as generate sufficient revenue, there is no guarantee of future success. The Company’s ability to continue as a going concern depends on its success in implementing its business plan, generating sufficient revenue, and securing additional funds through public or private offerings.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: My Health Logic Inc (“My Health Logic” or “MHL”), Somahlution, Inc., and Somaceutica, Inc. (“Somaceutica”), (collectively, these three entities are referred to as – “Somahlution”), Marizyme Sciences, Inc. (“Marizyme Sciences”), and DuraGraft, Inc (“DuraGraft”). All intercompany transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with U.S. GAAP. The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 6, 2025 (the “2023 Form 10-K/A”). The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements included in the 2023 Form 10-K/A but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company’s significant accounting policies are described in Note 1 to those consolidated financial statements.

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

Fair Value Measurements

The Company uses the fair value hierarchy to measure the value of its financial instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below.

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

i.	The performance warrants and pediatric vouchers warrants liabilities were valued using a Monte Carlo simulation model utilizing the following weighted average assumptions: risk free rate of 1.19%, expected volatility of 69.62%, expected dividend of $Nil, and expected life of 5.96 years. For the three and nine months ended September 30, 2024, changes in these assumptions resulted in a $31,000 decrease and $171,000 decrease in fair value of these liabilities, respectively (September 30, 2023 – $406,000 increase and $800,000 decrease, respectively). At September 30, 2024, the fair market value of performance warrants and pediatric vouchers warrants liabilities was $54,000 (December 31, 2023 – $225,000).

ii.	The present value of royalty payments was measured using the scenario-based methodology. In assessing the value attributed to the royalty payments, the estimated future cash flows were discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the revenue from net sales of the product. The cash flows derived from the Company’s fifteen-year strategic plan are based on managements’ expectations of market growth, industry reports and trends, and past performances. These projections are inherently uncertain due to the evolving impact of the COVID-19 pandemic. The discounted cash flow model included projections surrounding revenue, discount rates, and growth rates. The discount rates used to calculate the present value of royalty payments reflect specific risks of the Company and market conditions and the mid-range was estimated at 20.6%. For the three and nine months ended September 30, 2024, changes in these assumptions resulted in a $409,000 decrease and $228,000 increase in fair value of this liability, respectively (September 30, 2023 – $1,262,000 and $466,000 increase in fair value of this liability, respectively). At September 30, 2024, the fair market value of royalty payments was $3,586,000 (December 31, 2023 – $3,358,000).

iii.	Rare pediatric voucher sales liability was valued based on the scenario-based methodology where the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset – 20.6%. The rare pediatric voucher could only be applied for medical devices prior to receiving U.S. Food and Drug Administration (“FDA”) approval. However, because DuraGraft received FDA approval in late 2023, obtaining the rare pediatric voucher is no longer possible. Therefore, as of December 31, 2023, the fair market value of rare pediatric vouchers was $Nil, and there has been no change in the fair market value during the three and nine months ended September 30, 2024.

iv.	The present value of liquidation preference liability, included in the contingent consideration, was determined using the Black-Scholes option pricing method and represents the fair value of the maximum payment amount according to the agreement. The following assumptions were used in the Black-Scholes option pricing model: risk free rate of 0.21%, expected volatility of 78.93%, expected dividend of $Nil, and expected life of 5 years. No changes to the fair value of liquidation preference liability were recorded in the three and nine months ended September 30, 2024 and 2023. At September 30, 2024, the fair market value of liquidation preference was $1,823,000 (December 31, 2023 – $1,823,000).

Warrants

The detachable warrants attached to the OID Convertible Notes (as such term is hereinafter defined, see Note 7) are classified as equity. These warrants were valued using the Black-Scholes pricing model. The following weighted average assumptions were used in the Black-Scholes model: a risk-free rate of 4.25%, expected volatility of 349.95%, expected dividend yield of $Nil, and an expected life of 0.17 years. During the nine months ended September 30, 2024, the Company extended the maturity dates of certain OID Warrants (as such term is hereinafter defined, see Note 7), as part of modification of OID Convertible Notes that resulted in a substantive modification and extinguishment of old debt. As a result, the Company recognized an incremental fair value increase of $5,827,782 related to the change in the fair value of warrants. $4,778,950 of this amount exceeded the principal of the Convertible Notes and was recognized as a loss on debt extinguishment in the condensed consolidated statement of operations for the nine months ended September 30, 2024 (see Note 7).

Goodwill, Intangible Assets and Impairment

The Company’s Level 3 measurements include the fair value assessment of assets such as in-process research and development (“IPR&D”) intangibles, goodwill, and particularly when considering potential impairments. The significant unobservable inputs used in the fair value measurements of these assets primarily include management’s assumptions regarding future cash flows and discount rates.

As part of the acquisition of Somahlution in 2020, the Company acquired goodwill attributed to the workforce and profitability of the acquired business. A residual method methodology was used to estimate the fair market value goodwill. A pre-tax discount rate based on weighted average cost of capital of 33.8% was used in the fair value assumptions for the assembled workforce acquired.

Additionally, as part of the acquisition of Somahlution in 2020, the Company acquired IPR&D intangible asset “Cyto Protectant Life Sciences” with indefinite economic life. The fair value of IPR&D was determined based on Multi-Period Excess Earning Method valuation approach, using discount rate of 35.2%.

For impairment testing, the Company uses a discounted cash flow (“DCF”) model to estimate the fair value of IPR&D intangibles and goodwill. The key assumptions used in the DCF model include projected cash flows, discount rate and terminal value growth rate. These inputs are highly subjective and require significant management judgment. Changes in these assumptions could have a significant impact on the fair value and any resulting impairment charge.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Marizyme measures the following financial instruments at fair value on a recurring basis. As of September 30, 2024, and December 31, 2023, the fair values of these financial instruments were as follows:

	Fair Value Hierarchy
September 30, 2024	Level 1	Level 2	Level 3
Liabilities
Contingent liabilities	$-	$-	$5,463,000
Total	$-	$-	$5,463,000

	Fair Value Hierarchy
December 31, 2023	Level 1	Level 2	Level 3
Liabilities
Contingent liabilities	$-	$-	$5,406,000
Total	$-	$-	$5,406,000

The following table provides a rollforward of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Contingent Liabilities
Balance at December 31, 2023	$5,406,000
Change in fair value of contingent liabilities	57,000
Balance at September 30, 2024	$5,463,000

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

New Accounting Standards and Updates from the Securities and Exchange Commission

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has fully adopted ASU 2020-06 as of January 1, 2023, and this adoption does not have a material impact on the way the Company is accounting for its debt.

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

Effective April 1, 2022, the Company amended its lease agreement for administrative office and laboratories to add an additional 3,053 square feet of space. The monthly cost of total expended lease space is approximately $15,641 increasing to $16,032 in 2024 and will continue to increase by 2.5% annually thereafter until the end of the term. The monthly operating expenses for total expanded premises have increased from approximately $12,000 to $17,500 per month. The term of the lease remains unchanged. As of September 30, 2024, the remaining lease term was 1.83 years. The lease has been classified as an operating lease.

The assets and liabilities from the lease were recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the discount rate of 3.95%, which is the average commercial interest available at the time.

The total rent expense for the three and nine months ended September 30, 2024 was $129,416 and $290,474, respectively (September 30, 2023 – $81,502 and $274,004, respectively).

The following table summarizes supplemental condensed consolidated balance sheet information related to the operating leases as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$797,405	$1,101,211

Operating lease liabilities, current	$442,221	$434,082
Operating lease liabilities, non-current	355,184	667,129
Total operating lease liabilities	$797,405	$1,101,211

As of September 30, 2024, the maturities of the lease liabilities for the periods ending December 31 are as follows:

2024	$108,521
2025	444,934
2026	266,034
Total lease payments	819,489
Less: Present value discount	(22,084)
Total	$797,405

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

At December 31, 2023, management determined that the carrying value of Krillase exceeded its estimated recoverable amount of $Nil as of December 31, 2023. Impairment of $4,250,000 was recognized on Krillase intangible assets and recorded in the impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2023. There have been no changes in the estimated recoverable amount of Krillase intangible assets in the nine months ended September 30, 2024.

DuraGraft

As part of Somahlution acquisition in 2020, Marizyme purchased $18,170,000 of intangible assets related to the DuraGraft® technology.

At December 31, 2023, management determined that the carrying value of DuraGraft intangible assets exceeded its recoverable amount. Impairment of $2,442,000 was recognized on DuraGraft intangible assets and recorded in the impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2023. The recoverable amount of DuraGraft intangible assets was estimated at $14,241,384 as of December 31, 2023. There have been no changes in the estimated recoverable amount of DuraGraft intangible assets in the nine months ended September 30, 2024.

My Health Logic

As part of the My Health Logic acquisition in 2021, Marizyme purchased MHL’s lab-on-chip technology platform and its patient-centric, digital point-of-care diagnostic device, MATLOC, fair valued at an aggregate amount of $6,600,000. At December 31, 2023, management determined that carrying value of assets exceeded its recoverable amount. Impairment of $5,777,720 was recognized on MHL’s intangible assets and recorded in the impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2023. There have been no changes in the estimated recoverable amount of MATLOC intangible assets in the nine months ended September 30, 2024.

Additionally, as part of the My Health Logic acquisition in 2021, the Company recognized goodwill of $1,774,656. At December 31, 2023, management determined that the carrying value of goodwill exceeded its recoverable amount. As a result, the Company recognized an impairment of $1,774,656, which was recorded in the consolidated statement of operations for the year ended December 31, 2023.

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents in process	$122,745	$-	$122,745
DuraGraft patent	5,256,000	(1,684,614)	3,571,386
DuraGraft - Distributor relationship	308,000	(128,333)	179,667
DuraGraft IPR&D - Cyto Protectant Life Sciences	10,164,000	-	10,164,000
Total intangible assets, net	$15,850,745	$(1,812,947)	$14,037,798

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Krillase intangible assets	$4,250,000	$-	$(4,250,000)	$-
Patents in process	122,745	-	-	122,745
DuraGraft patent	5,256,000	(1,381,383)	-	3,874,617
DuraGraft - Distributor relationship	308,000	(105,233)	-	202,767
DuraGraft IPR&D - Cyto Protectant Life Sciences	12,606,000	-	(2,442,000)	10,164,000
My Health Logic - Trade name	450,000	(65,090)	(384,910)	-
My Health Logic - Biotechnology	4,600,000	(547,941)	(4,052,059)	-
My Health Logic - Software	1,550,000	(209,249)	(1,340,751)	-
Total intangible assets, net	$29,142,745	$(2,308,896)	$(12,469,720)	$14,364,129

Goodwill	DuraGraft	My Health Logic	Total
Balance, December 31, 2023 and September 30, 2024	$5,416,000	$-	$5,416,000

The following changes to the Company’s intangible assets had taken place in the periods indicated:

Balance, December 31, 2022	$27,675,020
Impairment	(12,469,720)
Amortization expense	(841,171)
Balance, December 31, 2023	14,364,129
Amortization expense	(326,331)
Balance, September 30, 2024	$14,037,798

Future amortizations for DuraGraft intangible assets for the next five years will be $435,108 for each year from 2025 through 2029 and $1,575,512 for 2030 and thereafter. Amortization related to in process research and development will be determined upon the Company achieving commercialization.

NOTE 6 – NOTES PAYABLE

a) On October 23, 2023, the Company issued a note payable to Hub International for $165,469 bearing interest at the annual rate of 8% per annum, due August 23, 2024, payable monthly starting November 23, 2023. During the nine months ended September 30, 2024, the Company repaid the note in full and the outstanding balance under the note payable as of September 30, 2024 was $Nil (December 31, 2023 - $130,122).

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

c) On February 2, 2023, the Company issued an unsecured promissory note to Walleye Opportunities Master Fund Ltd. (the “Walleye Promissory Note”) for $1,000,000 with a maturity date of May 7, 2023. The note carried no interest and the principal amount was required to be repaid in full on the maturity date. In the event that the principal amount was not repaid in full on maturity date, the principal amount required to be increased to $1,250,000. At the maturity date of the Walleye Promissory Note, the principal amount remained unpaid, resulting in an increase from $1,000,000 to $1,250,000. Of this increment, $250,000 was recognized as interest expense in the consolidated statement of operations for the year ended December 31, 2023. Walleye agreed to cancel the promissory note, with the outstanding balance of $1,250,000 in exchange for the issuance of 14,705,890 OID Units (see Note 7), which were issued to Walleye on May 30, 2023.

d) As part of the My Health Logic acquisition, completed in November 2021, Marizyme assumed an aggregate of $468,137 in notes payable, the notes were unsecured, bore interest at a rate of 9% per annum with no maturity date. The Company settled an aggregate of $278,678 of these notes payable as part of Unit Purchase Agreement issuances during the year ended December 31, 2022 (see Note 7). For the three and nine months ended September 30, 2024, the Company accrued $5,868 and $17,010 in interest on the notes payable, respectively (September 30, 2023 - $5,344 and $23,710, respectively). As of September 30, 2024, balance of the remaining note payable was $264,535 (December 31, 2023 - $252,223).

e) As of September 30, 2024, the Company has outstanding borrowings under notes payable to Mr. Richmond in the principal amount of $441,000 (December 31, 2023 - $151,000). The notes payable bear no interest and are due on demand.

f) As of September 30, 2024, the Company has outstanding borrowings under a note payable to Santander Bank: Sullivan & Worcester LLP in the principal amount of $515,000 (December 31, 2023 - $65,000). The note payable bears no interest and is due on demand.

g) As of September 30, 2024, the Company has outstanding borrowings under a note payable to Commas International Holding, LLC in the principal amount of $170,000 (December 31, 2023 - $Nil). The note payable bears no interest and is due on demand.

h) As of September 30, 2024, the Company has outstanding borrowings under a note payable to Dr. Vithalbhai Dhaduk in the principal amount of $52,000 (December 31, 2023 - $Nil). The note payable bears no interest and is due on demand.

i) On July 12, 2024, the Company received $1,250,000 in funding from Qualigen Therapeutics, Inc, under a promissory note, bearing interest at an annual rate of 18%. The note is payable on demand. During the three months ended September 30, 2024, the Company accrued $47,446 in interest on the outstanding balance (September 30, 2023 - $Nil). The promissory note is an independent agreement and is not an extension of the Funding Agreement with Qualigen Therapeutics, Inc. (see Note 11).

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

The Company determined that the terms of the new securities were substantially different from the original securities, and, as such the transaction was accounted for as an extinguishment of debt and the new securities accounted for as a new debt issuance. As a result of this substantial modification, a total of 8,269,237 Units outstanding was replaced with an aggregate of 190,584,260 pro rata Units. The Company determined that the optional conversion feature attached to the Convertible Notes did not meet the definition of derivative liabilities and that the detachable warrants issued did not meet the definition of a liability and therefore was accounted for as an equity instrument. The fair value of $12,666,268 of the warrants issued has been recorded as a component of equity. As the result of this modification, the Company recorded a loss on debt extinguishment of $21,777,877 in consolidated statement of operations for the year ended December 31, 2023.

Additionally, in 2023 due to the non-repayment of the initial principal amount of $1,000,000 under the Walleye Promissory Note by its maturity date of May 7, 2023 (see Note 6), the Company also defaulted under the Convertible Notes on the same date. As the result, the Company accreted a default amount of $6,791,185 to the value of the Convertible Notes in 2023.

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

During the three and nine months ended September 30, 2024, the Company amended certain Convertible Notes, extending their original maturity dates in 2024 by one year from their respective original maturity dates. In connection with the extension of the maturity dates for the outstanding Convertible Notes, the Company executed a substantial modification that led to the extinguishment of the existing Convertible Notes and the issuance of new Convertible Notes. This modification resulted in a gain on extinguishment of $890,549, which has been recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2024 (September 30, 2023 – loss of $21,777,877).

During the three and nine months ended September 30, 2024, the Company recognized interest and accretion expense of $433,868 and $1,260,775, respectively (September 30, 2023 - $529,596 and $3,265,387, respectively) in the condensed consolidated statements of operations.

The Company determined that the optional conversion feature attached to the Convertible Notes did not meet the definition of derivative liability and that the detachable warrants issued did not meet the definition of a liability and therefore was accounted for as an equity instrument.

The following table summarizes supplemental balance sheet information related to the convertible notes, net of debt discount outstanding, as of September 30, 2024 and December 31, 2023:

Balance, December 31, 2022	$2,751,633
Debt accretion on Original securities	1,835,741
Debt extinguishment	(4,587,374)
Convertible notes issued - new securities	19,403,385
Debt discount	(344,959)
Debt interest and accretion on new securities	1,429,646
Mandatory default amount	6,835,105
Conversion of debt	(9,509,505)
Extinguishment of debt	(10,276,925)
Convertible notes issued with extended maturity date	8,791,729
Balance, December 31, 2023	16,328,476
Debt interest and accretion	1,260,775
Extinguishment of debt	(6,160,552)
Convertible notes issued with extended maturity date	5,270,001
Balance, September 30, 2024	$16,698,700

	September 30, 2024	December 31, 2023
Convertible notes - total principal	$17,272,077	$17,516,865
Unamortized issuance costs and discount	(573,377)	(1,188,389)
Convertible Notes, Net of Debt Discount	$16,698,700	$16,328,476

	September 30, 2024	December 31, 2023
Current portion	$16,698,700	$16,328,476
Non-current portion	-	-
Convertible Notes, Net of Debt Discount	$16,698,700	$16,328,476

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

The Company determined that the optional conversion feature attached to the OID Convertible Notes did not meet the definition of derivative liability and that the detachable warrants originally issued met the definition of a liability and therefore was accounted for as a derivative liability instrument. The warrants were fair valued at $12,292,635 and recorded as derivative liabilities on the condensed consolidated balance sheets. As a result of the warrant liability exceeding the value of the debt principal, the Company recorded a $6,888,475 loss on issuance of debt in the consolidated statement of operations for the year ended December 31, 2023. These warrants were valued using the Black-Scholes pricing method. The changes in the assumptions used to value the warrants as of December 11, 2023, resulted in a $795,934 decrease in fair value of this liability. At December 11, 2023, the fair market value of detachable warrant liability was $11,496,701. Additionally, on December 11, 2023, the Company amended the OID Convertible Notes contracts, resulting in a change in the accounting treatment for the detachable warrants. Following the amendment, the warrants no longer met the definition of liability and were consequently accounted for as equity instruments. This adjustment led to a reclassification of $11,496,701 from derivative liabilities to equity (deficit) in the Company’s condensed consolidated financial statements.

During the nine months ended September 30, 2024, the Company extended the maturity date of certain OID Convertible Notes. While some extensions were deemed minor, the majority of the extended contracts were deemed substantive. This triggered the extinguishment of the existing OID Convertible Notes and the issuance of new OID Convertible Notes. Additionally, the detachable warrants attached to the OID Convertible Notes had their maturity extended by two years. As a result, for the nine months ended September 30, 2024, the Company recognized an incremental fair value increase of $5,827,782 as a change in the fair value of warrants. $4,778,950 of this amount exceeded the principal of the Convertible Notes and was recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the nine months ended September 30, 2024 (September 30, 2023 - $Nil).

During the three and nine months ended September 30, 2024, the Company recognized interest and accretion expense of $613,186 and $4,885,930, respectively (September 30, 2023 - $843,699 and $993,785, respectively), in the condensed consolidated statements of operations.

The following table summarizes supplemental balance sheet information related to the OID Convertible Notes, net of debt discount outstanding, as of September 30, 2024 and December 31, 2023:

OID Convertible Notes, Net of Debt Discount
Balance, December 31, 2022	$-
Issuance of convertible notes	6,987,606
Issuance cost	(1,583,154)
Debt discount	(5,404,452)
Debt accretion	2,694,256
Balance, December 31, 2023	2,694,256
Debt accretion	4,885,930
Extinguishment of debt	(7,264,572)
Settlement of debt	(109,437)
Convertible note issued with extended maturity date	6,215,741
Balance, September 30, 2024	$6,421,918

	September 30, 2024	December 31, 2023
Convertible notes - total principal	$6,841,769	$6,987,606
Unamortized issuance costs and discount	(419,851)	(4,293,350)
Convertible Notes, Net of Debt Discount	$6,421,918	$2,694,256

	September 30, 2024	December 31, 2023
Current portion	$6,421,918	$2,694,256
Non-current portion	-	-
Convertible Notes, Net of Debt Discount	$6,421,918	$2,694,256

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

The Company is authorized to issue a total number of 25,000,000 shares of “blank check” preferred stock with a par value of $0.001. As of September 30, 2024, and December 31, 2023, there were no shares of preferred stock issued or outstanding.

b)	Common stock

The Company is authorized to issue a total number of 2,000,000,000 shares of common stock with a par value of $0.001.

As of September 30, 2024, there were 131,793,088 (December 31, 2023 - 131,793,088) shares of common stock issued and outstanding. During the three and nine months ended September 30, 2024, the Company did not issue any shares of common stock.

c)	Options

On May 18, 2021, the Company’s Board of Directors approved the Marizyme, Inc. Amended and Restated 2021 Stock Incentive Plan (“SIP”). The SIP incorporates stock options issued prior to May 18, 2021. The SIP authorized 5,300,000 options for issuance. On December 27, 2022, the Board of Directors requested that stockholders ratify an amendment to the SIP to increase the maximum number of shares of common stock available for issuance pursuant to awards granted under the SIP by 1,900,000 to 7,200,000, which was approved by the stockholders. As of September 30, 2024, there remains 4,304,724 options available for issuance (December 31, 2023 – 2,924,057).

During the three and nine months ended September 30, 2024, the Company granted $Nil (December 31, 2023 – $Nil) share purchase options to directors of the Company.

The summary of option activity for the six months ended September 30, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Total Intrinsic Value
Outstanding at December 31, 2022	3,925,943	$1.33	6.06	$-
Granted/forfeited	-	-	-	-
Outstanding at December 31, 2023	3,925,943	1.33	5.06	-
Forfeited	(211,667)	1.64	-	-
Expired	(1,168,333)	1.08	-
Outstanding at September 30, 2024	2,545,943	1.42	6.07	-
Exercisable at September 30, 2024	2,485,943	$1.41	6.04	$-

As of September 30, 2024, the Company had the following options outstanding:

Exercise Price	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Years	Intrinsic Value
$1.01	890,943	890,943	4.55	$-
1.25	415,000	415,000	6.40	-
1.37	200,000	200,000	5.88	-
1.75	800,000	770,000	7.16	-
2.20	240,000	210,000	7.69	-
$1.44	2,545,943	2,485,943	6.07	$-

d)	Restricted share units

During the year ended December 31, 2021, the Company granted restricted share awards totaling 350,000 shares of common stock to directors, senior officers, and consultants, contingent upon underlying performance conditions. As of September 30, 2024, the Company determined that only two out of four performance conditions have been met. No compensation cost was recognized for the restricted share awards for the three and nine months ended September 30, 2024 (September 30, 2023 - $Nil and $Nil, respectively).

The following performance conditions attached to the restricted share awards were achieved:

●	The Company will raise financing for the gross proceeds that equal or exceed $5,000,000, and
●	The Company will complete valuation reports for acquisition of Somahlution and My Health Logic.

e)	Warrants

As of September 30, 2024 and December 31, 2023, there were 633,542,434 and 636,483,634 warrants outstanding, respectively.

	Number	Weighted Average Price
Balance, December 31, 2022	20,048,497	$2.64
Warrants modified pursuant to debt extinguishment (Note 7)	355,577,447	0.1
Issued pursuant to debt agreements (Note 7)	183,560,497	0.15
Issued	79,949,352	0.11
Exercised	(2,652,159)	0.1
Balance, December 31, 2023	636,483,634	$0.12
Cancelled	(2,941,200)	0.15
Balance, September 30, 2024	633,542,434	$0.12

The detachable warrants attached to the OID Convertible Notes (see Note 7) are classified as equity. These warrants were valued using the Black-Scholes pricing model. During the three and nine months ended September 30, 2024, the Company extended the maturity dates of certain OID Warrants (see Note 7), resulting in a series of substantive modifications. As a result, the Company recognized an incremental fair value increase of $5,827,782 related to the change in the fair value of warrants. $4,778,950 of this amount exceeded the principal of the Convertible Notes and was recognized as a loss on debt extinguishment in the condensed consolidated statement of operations for the nine months ended September 30, 2024 (see Note 7).

f)	Stock-based compensation

During the three and nine months ended September 30, 2024, the Company recorded $20,794 and $116,646 in non-cash share-based compensation, respectively (September 30, 2023 - $86,123 and $457,860, respectively).

NOTE 9 – RELATED PARTY TRANSACTIONS

At September 30, 2024, the Company owed an aggregate of $302,900 (December 31, 2023 - $230,153) to related parties of the Company.

For the three and nine months ended September 30, 2024, the Company incurred $277,000 and $882,000, respectively, for professional services rendered by related parties (September 30, 2023 - $404,750 and $1,214,250, respectively). These services were provided by entities controlled by management, pursuant to various consulting agreements. The total balance outstanding for these services at September 30, 2024 was $302,900 (December 31, 2023 - $7,653).

During the three and nine months ended September 30, 2024, the Company also incurred $208,500 and $632,500 in compensation to Directors and Executive Officers for their services rendered, respectively (September 30, 2023 – $257,750 and $773,250, respectively). The total balance outstanding for these services at September 30, 2024 was $292,500 (December 31, 2023 - $222,500).

Additionally, as part of the Somahlution acquisition in 2020, the Company recorded a prepaid royalty to the shareholders of Somahlution. The former primary beneficial owner is Dr. Vithal Dhaduk, currently a director, and significant shareholder of the Company. During the three and nine months ended September 30, 2024, the Company accrued $Nil and $1,957 in royalties payable incurred on sales of the DuraGraft product outside of the U.S., respectively (September 30, 2023 - $13,014 and $211,262, respectively). This amount was offset against the prepaid royalty receivable.

During the year ended December 31, 2023, the Company and stockholders of Somahlution agreed to reduce the prepaid royalty balance by 50% or by $151,000. At September 30, 2024, the Company had $120,500 in prepaid royalties (December 31, 2023 - $122,457) which had been classified as non-current in the condensed consolidated balance sheets.

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

The royalties are in perpetuity. During the three and nine months ended September 30, 2024, the Company had not earned any revenues from Krillase; however, the Company did incur sales of the DuraGraft products outside of the U.S., of which $Nil and $1,957 in royalties have been accrued and offset against the prepaid royalties receivable, respectively (see Note 9).

Upon receiving FDA clearance for the DuraGraft product and insurance reimbursement approval on the products pursuant to section 2(b) of the Asset Purchase Agreement dated December 15, 2019, the Company will:

●	Issue performance warrants with a strike price determined based on the average of the closing prices of the Company’s common stock for the 30 calendar days following the date of the public announcement of the FDA approval; and
●	Upon liquidation of all or substantially all of the assets relating to DuraGraft, the Company will pay 15% of the net sale proceeds up to $20 million.

c.	The Company has entered into arrangements for office and laboratories spaces. As of September 30, 2024, minimum lease payments in relation to lease commitments are payable as described in Note 4.

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

As part of the agreement, the Company established a wholly owned subsidiary, DuraGraft, during the nine months ended September 30, 2024, to facilitate the product’s commercialization.

The Exclusivity Fee was recognized as other income in the condensed consolidated statement of operations for the nine months ended September 30, 2024, as it represented payment for exclusive negotiation rights. The Funding Amount was accounted for as a debt liability, due to the significant continuing involvement by the Company and the limitation on Qualigen’s rate of return. The obligation to repay the Investment Return amount in case of agreement cancellation further supports this classification. Given the uncertainty in the timing and amount of future revenue streams, the effective interest rate could not be determined. Therefore, the difference of $500,000 between the Investment Return of $1,000,000, recorded as an Agreement Obligation in the condensed consolidated balance sheet at September 30, 2024, and the Funding Amount was expensed as borrowing costs in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2025, the Board of Directors and management, upon the recommendation of the Audit Committee of the Board of Directors, concluded that certain accounting errors identified in the Company’s financial statements for interim periods ended March 31, 2024 and June 30, 2024, required restatement. As a result, the Company amended those unaudited condensed consolidated financial statements for the interim periods ended March 31, 2024, and June 30, 2024, within this Form 10-Q for the nine months ended September 30, 2024. The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, but instead is restating its unaudited interim condensed consolidated financial statements in this Form 10-Q for the nine months ended September 30, 2024.

The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements on Currently Issued Financial Statements”. Based on this evaluation, the Company determined that the effect of these corrections was material to the financial statements for the interim periods ended June 30, 2024 and September 30, 2024. Consequently, the Company restated these financial statements in accordance with Accounting Standards Codification 250, “Accounting Changes and Error Corrections.”

The errors resulted from a material weakness in the proper technical analysis of debt/equity transactions.

The restatements for the Company’s previously issued financial statements as of and for the quarterly periods ended March 31, 2024 and June 30, 2024, included the following:

1.	During the three and nine months ended September 30, 2024, the Company amended certain Convertible Notes – Units Private Placement and Convertible Notes - OID, extending their original maturity dates in 2024 by one year from their respective original maturity dates (see Note7). Additionally, the detachable warrants attached to the Convertible Notes - OID had their maturity extended by two years. The modifications resulted in:

●	A difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
●	In the original filing, this difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was incorrectly recorded as part of the convertible debt discount to be amortized over the remaining life of the notes.
●	In the amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, the difference had been correctly recognized in the other income/expense of the period of extinguishment as loss and identified as a separate line item.

2.	Additionally, following the recalculation of the carrying value of the notes after extinguishment, the fair market value of the warrants attached to the Convertible Notes – Units Private Placement and Convertible Notes - OID increased. This adjustment impacted the Company’s additional paid-in capital and contributed to the loss on extinguishment recognized in the period.

The restatement had no impact on total net cash flows from operating, investing, or financing activities.

Consolidated Balance Sheet – as March 31, 2024

	As of March 31, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion of Convertible Notes - Units Private Placement	$15,807,061	$409,974	$16,217,035
Current portion of Convertible Notes - OID	$5,448,468	$(607,569)	$4,840,899
Total current liabilities	$25,847,800	$(197,595)	$25,650,205
Total liabilities	$32,402,707	$(197,595)	$32,205,112

Stockholders’ deficit:
Additional paid-in capital	$146,598,185	$3,560,213	$150,158,398
Accumulated deficit	$(157,562,641)	$(3,362,618)	$(160,925,259)

Consolidated Statement of Operations and Comprehensive Loss - Three Months Ended March 31, 2024

	Three months ended March 31, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(4,161,830)	$1,427,891	$(2,733,939)
Loss on debt extinguishment	$(107,370)	$(598,089)	$(705,459)
Total other income (expense)	$(4,854,200)	$829,802	$(4,024,398)
Net loss	$(6,226,292)	$829,802	$(5,396,490)
Loss per share – basic and diluted	$(0.05)	$0.01	$(0.04)

Consolidated Statement of Stockholders’ Deficit – Three Months Ended March 31, 2024

	Three month ended March 31, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Increase of fair value of warrants in debt extinguishment	$-	$(1,407,934)	$(1,407,934)
Net loss	$(6,226,292)	$829,802	$(5,396,490)
Total stockholders’ deficit	$(10,832,664)	$197,595	$(10,635,069)

Consolidated Statement of Cash Flows – Three Months Ended March 31, 2024

	Three months ended March 31, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Net loss	$(6,226,292)	$829,802	$(5,396,490)
Interest and accretion on convertible notes and notes payable	$4,161,830	$(1,427,891)	$2,733,939
Loss on debt extinguishment	$107,370	$598,089	$705,459

Consolidated Balance Sheet – as June 30, 2024

	As of June 30, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion of Convertible Notes - Units Private Placement	$17,022,717	$(482,186)	$16,540,531
Current portion of Convertible Notes - OID	$990,636	$5,055,776	$6,046,412
Total current liabilities	$23,551,638	$4,573,590	$28,125,228
Total liabilities	$30,914,541	$4,573,590	$35,488,131

Stockholders’ deficit:
Additional paid-in capital	$152,123,457	$2,152,278	$154,275,735
Accumulated deficit	$(161,635,217)	$(6,725,868)	$(168,361,085)

Consolidated Statement of Operations and Comprehensive Loss - Three Months Ended June 30, 2024

	Three months ended June 30, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(2,938,416)	$546,735	$(2,391,681)
Gain (loss) on debt extinguishment	$667,200	$(3,909,985)	$(3,242,785)
Total other income (expense)	$(2,483,216)	$(3,363,250)	$(5,846,466)
Net loss	$(4,072,576)	$(3,363,250)	$(7,435,826)
Loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.06)

Consolidated Statement of Stockholders’ Deficit – Three Months Ended June 30, 2024

	Three months ended June 30, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Increase of fair value of warrants in debt extinguishment	$-	$4,075,749	$4,075,749
Modification of warrants	$5,483,684	$(5,483,684)	-
Net loss	$(4,072,576)	$(3,363,250)	$(7,435,826)
Total stockholders’ deficit	$(9,379,968)	$(4,573,590)	$(13,953,558)

Consolidated Statement of Operations and Comprehensive Loss - Six Months Ended June 30, 2024

	Six months ended June 30, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Interest and accretion expenses	$(7,100,246)	$1,974,626	$(5,125,620)
Gain on debt extinguishment	$559,830	$(4,508,074)	$(3,948,244)
Total other income (expense)	$(7,337,416)	$(2,533,448)	$(9,870,864)
Net loss	$(10,298,868)	$(2,533,448)	$(12,832,316)
Loss per share – basic and diluted	$(0.08)	$(0.02)	$(0.10)

Consolidated Statement of Stockholders’ Deficit – Six Months Ended June 30, 2024

	Six months ended June 30, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Increase of fair value of warrants in debt extinguishment	$-	$5,483,683	$5,483,683
Modification of warrants	$5,483,684	$(5,483,684)	-
Net loss	$(10,298,868)	$(2,533,448)	$(12,832,316)
Total stockholders’ deficit	$(9,379,968)	$(4,573,590)	$(13,953,558)

Consolidated Statement of Cash Flows – Six Months Ended June 30, 2024

	Six months ended June 30, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
Net loss	$(10,298,868)	$(2,533,448)	$(12,832,316)
Interest and accretion on convertible notes and notes payable	$7,100,246	$(1,974,626)	$5,125,620
Gain (loss) on debt extinguishment	$(559,830)	$4,508,074	$3,948,244

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated events that occurred through March 5, 2025, the date that the condensed consolidated financial statements were issued, and determined that except than as set forth below, there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements.

1)	During the final quarter of the fiscal year ended December 31, 2024, the Company extended the maturity date of three OID Convertible Notes, originally maturing on December 21, 2024, by one year. Additionally, the maturity of the detachable warrants associated with these OID Convertible Notes was extended by two years.

2)	During the final quarter of the fiscal year ended December 31, 2024, the Company repaid a short-term loan under a note payable to Dr. Vithalbhai Dhaduk, with a principal amount of $52,000. The note was non-interest bearing.

3)	In December 2024, the Company secured additional funding totaling $707,404 from Qualigen Therapeutics, Inc. through a promissory note bearing an annual interest rate of 18%. These notes are payable on demand and represent an independent agreement, separate from the existing Funding Agreement with Qualigen Therapeutics, Inc.

4)	On January 21, 2025, the Company terminated an employment agreement with Catherine Pachuk, the Chief Scientific Officer and Executive Vice President of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion covers the three and nine months ended September 30, 2024 and the subsequent period up to the date of issuance of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A for the year ended December 31, 2023 (the “Amendment No.1 on 2023 Form 10-K”). You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and the Amendment No.1 on 2023 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We have significantly reduced the development efforts for one of our pipeline technologies, Krillase. Additionally, we terminated our Sponsored Research Agreement for the MATLOC CKD point-of-care device as of July 31, 2024, which resulted in the loss of all rights to the associated license agreement. At this time, no further capital is allocated to the Krillase or MATLOC pipeline technologies.

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

Our net loss was approximately $2.0 million and $14.8 million for the three and nine months ended September 30, 2024, respectively (September 30, 2023 - $26.5 million and $65.2 million, respectively). We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Professional Fees

Professional fees include legal fees relating to intellectual property development, due diligence and corporate matters, and consulting fees for accounting, finance, and valuation services. Professional fees paid related parties relate to certain consulting services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with SEC requirements, and with listing and maintaining compliance with Nasdaq, if our common stock should be uplisted to trade on the Nasdaq for which there can be no assurance

Salaries and Stock-Based Compensation

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change $

Revenue	$-	$181,535	$(181,535)
Cost of goods sold	-	50,989	(50,989)
Gross profit	-	130,546	(130,546)
Operating expenses:
Direct costs of revenue
Professional fees	118,270	921,552	(803,282)
Salary expenses	318,019	329,564	(11,545)
Research and development	344,139	492,235	(148,096)
Stock-based compensation	20,794	86,132	(65,338)
Depreciation and amortization	108,777	210,293	(101,516)
Royalty expense	-	13,014	(13,014)
Other general and administrative expenses	445,031	2,934,966	(2,489,935)
Total operating expenses	1,355,030	4,987,756	(3,632,726)
Total operating loss	$(1,355,030)	$(4,857,210)	$3,502,180
Other income (expenses):
Interest and accretion expense	(1,104,674)	(1,502,088)	397,414
Change in fair value of contingent liabilities	440,000	(1,678,000)	2,118,000
Change in fair value of derivative liabilities	-	(14,454,397)	14,454,397
Gain (loss) on debt extinguishment	59,843	(80,000)	139,843
Loss on issuance of debt	-	(3,974,993)	3,974,993
Net loss	$(1,959,861)	$(26,546,688)	$24,586,827

Revenue

We recognized no revenue for the three months ended September 30, 2024, compared to $0.18 million for the same period in 2023. This decrease is attributed to a halt in inventory production during the three months ended September 30, 2024, due to constraints on the Company’s financial resources.

Direct Costs of Revenue

During the period ended September 30, 2024, we incurred no direct costs of revenue, a decrease of approximately $0.05 million, or 100%, compared to $0.05 million in direct costs of revenue incurred during the three months ended September 30, 2023. The decrease in cost of goods sold was due to the absence of sales and no inventory production during the three months ended September 30, 2024, compared to the corresponding period in 2023.

Professional Fees

Professional fees decreased by approximately $0.8 million or 87.2% to approximately $0.1 million in the three months ended September 30, 2024, compared to approximately $0.9 million in the three months ended September 30, 2023. The decrease is primarily attributed to legal and placement agent fees related to the Company’s Units Private Placement, the OID Units Private Placement, and consulting services expenses for DuraGraft FDA regulatory support during the quarter ended September 30, 2023.

Research and Development

Research and development expenses in the three months ended September 30, 2024 were approximately $0.3 million, approximately a $0.1 million or 30.1% decrease from the comparative period. This reduction in research and development expenses is primarily attributed to the Company’s financing constraints that led to the suspension of European study on DuraGraft as well Company’s decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the third quarter of 2023.

Stock-Based Compensation

Stock-based compensation decreased by $0.1 million or 75.9% to approximately $0.02 million for the three months ended September 30, 2024 from approximately $0.1 million in the comparative quarter ended September 30, 2023. This decrease is primarily due to a significant portion of options completing their vesting period in the second quarter of 2023, with no new options granted since the end of fiscal year 2022.

Depreciation and Amortization

Depreciation and amortization decreased to approximately $0.1 million for the three months ended September 30, 2024, down from approximately $0.2 million in the comparative quarter ended September 30, 2023, representing a 48.3% decrease period over period. This decrease is attributed to the impairment of My Health Logic intangible assets at the end of fiscal 2023, which were previously amortized during the comparative quarter.

Royalty Expense

During the comparative quarter ended September 30, 2023, the Company recorded an aggregate of approximately $0.01 million in royalty expense, most of which was accrued on sales of DuraGraft sales outside of the U.S. No royalties were accrued in the current period, as there were no sales of DuraGraft during the three months ended September 30, 2024.

Other General and Administrative Expenses

Other general and administrative expenses decreased by approximately $2.5 million, or 84.8%, to approximately $0.4 million for the three months ended September 30, 2024. This decrease is primarily attributed to the valuation of Class E and Class F Warrants issued in the comparative period.

Other Income (Expenses)

In the three months ended September 30, 2024, the Company incurred approximately $1.1 million in interest and accretion costs related to convertible notes issued at a discount as part of its Units Private Placements. This represents an decrease of $0.4 million, or 26.5%, compared to $1.5 million in the comparative quarter ended September 30, 2023. This decrease was due to the restructuring of multiple Convertible Notes, which resulted in lower interest and accretion expenses in the current period.

Additionally, the Company recognized a $0.4 million fair value gain from mark-to-market adjustments on the contingent liabilities assumed from the acquisition of the Somahlution assets, due to changes in the fair value of the contingent consideration. This represents a decrease of $2.1 million compared to the $1.7 million fair value loss recognized in the quarter ended September 30, 2023.

In the three months ended September 30, 2024, the Company recorded a $0.06 million gain on the extinguishment of Convertible Notes - Units Private Placement and Convertible Notes - OID due to the amendment of the maturity dates for certain Notes and warrants attached to those Notes. This represents a $0.2 million increase, or 174.8% compared to $0.08 million loss in the comparative quarter ended September 30, 2023.

Lastly, in the comparative quarter ended September 30, 2023, the Company recorded a gain of $14.5 million gain on issuance of OID Convertible Notes due to the fair value of Class E and Class F warrants exceeding the value of the debt principal. No such loss was recorded in the current quarter ended September 30, 2024.

The Company also recorded a loss of $4.0 million in the comparative quarter ended September 30, 2023 on issuance of 15% OID Convertible Notes due to the fair value of Class E and Class F Warrants exceeding the value of the debt principal. No such loss was recorded in the current quarter ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change $

Revenue	$32,855	$495,248	$(462,393)
Direct cost of revenue	9,647	139,875	(130,228)
Gross profit	23,208	355,373	(332,165)
Operating expenses:
Direct costs of revenue
Professional fees	721,042	1,818,202	(1,097,160)
Salary expenses	983,703	931,536	52,167
Research and development	978,339	1,789,625	(811,286)
Stock-based compensation	116,646	457,860	(341,214)
Depreciation and amortization	338,831	630,924	(292,093)
Royalty expense	1,957	211,262	(209,305)
Other general and administrative expenses	1,199,172	6,310,039	(5,110,867)
Total operating expenses	4,339,690	12,149,448	(7,809,758)
Total operating loss	$(4,316,482)	$(11,794,075)	$7,477,593
Other income (expenses):
Interest and accretion expense	(6,230,294)	(11,038,400)	4,808,106
Other income	200,000	-	200,000
Change in fair value of contingent liabilities	(57,000)	312,000	(369,000)
Change in fair value of derivative liabilities	-	(14,454,397)	14,454,397
Gain (loss) on debt extinguishment	(3,888,401)	(21,857,877)	17,969,476
Borrowing costs	(500,000)	-	(500,000)
Loss on issuance of debt	-	(6,352,562)	6,352,562
Net loss	$(14,792,177)	$(65,185,311)	$50,393,134

Revenue

We recognized revenue of $0.03 million for the nine months ended September 30, 2024, compared to $0.5 million for the nine months ended September 30, 2023. The decrease is attributed to a halt in inventory production during the first half of 2024 due to constraints on the Company’s financial resources.

Cost of Goods Sold

During the nine months ended September 30, 2024, we incurred $0.01 million in direct costs of revenue, a decrease of $0.1 million, or 93.1%, compared to approximately $0.1 million in direct costs of revenue during the nine months ended September 30, 2023. This decrease in cost of sales is attributed to the minimal sales during the nine months ended September 30, 2024, compared to the corresponding period in 2023.

Professional Fees

Professional fees decreased by approximately $1.1 million or 60.3% to approximately $0.7 million in the nine months ended September 30, 2024 compared to approximately $1.8 million in the nine months ended September 30, 2023. The decrease is primarily attributed to higher professional fees incurred in the prior period, driven by spending on consulting for DuraGraft FDA regulatory and clinical support.

Research and Development

Research and development expenses for the nine months ended September 30, 2024, were approximately $1.0 million, representing a decrease of approximately $0.8 million, or 45.3%, from the comparative period. This reduction is primarily attributed to the Company’s financing constraints that led to the suspension of the European study on DuraGraft and the decision to suspend expenditures related to FDA approvals for MATLOC and Krillase-related assets during the third quarter of 2023.

Stock-Based Compensation

Stock-based compensation decreased by $0.3 million, amounting to approximately $0.1 million for the nine months ended September 30, 2024, compared to approximately $0.5 million for the same period in 2023, representing a 74.5% decrease year over year. This decline is primarily due to a significant portion of options completing their vesting period in the second quarter of 2023 and the absence of new option grants since the end of fiscal year 2022.

Depreciation and Amortization

Depreciation and amortization decreased to approximately $0.3 million for the nine months ended September 30, 2024, down from approximately $0.6 million in the comparative period ended September 30, 2023, representing a 46.3% decrease period over period. This decrease was attributed to the impairment of MATLOC intangible assets at the end of fiscal 2023, which were amortized during the comparative period ended September 30, 2023.

Royalty Expense

During the nine months ended September 30, 2024, the Company recorded a negligent amount in royalty expenses, compared to $0.2 million in the same period in 2023. For the nine months ended September 30, 2023, $0.05 million in royalties payable was incurred on sales of DuraGraft outside the U.S., while the remaining $0.15 million in royalty expenses was recorded as a 50% reduction of the prepaid royalty balance owed to the former beneficial owners of Somahlution. Minimal royalties were accrued in the current period ended September 30, 2024, due to minimal sales of DuraGraft during this time.

Other General and Administrative Expenses

Other general and administrative expenses decreased by $5.1 million, or 81.0%, to approximately $1.2 million for the nine months ended September 30, 2024. This decrease was primarily driven by the following factors: a $0.5 million expense in deferred offering costs related to adjustments to the Convertible Notes recorded in the prior period; a $0.7 million expense in deferred offering costs following the Company’s withdrawal of its registration statement for a public offering in April 2023; a $1.3 million valuation of Class E and Class F Warrants issued in the prior period; and a $2.6 million valuation of Replacement Placement Agent Warrants and OID Units Placement Agent Warrants issued during the nine months ended September 30, 2023.

Other Income (Expenses)

In the nine months ended September 30, 2024, the Company incurred approximately $6.2 million in interest and accretion costs related to convertible notes issued at a discount as part of its Units Private Placements. This represents a decrease of $4.8 million, or 43.6%, compared to $11.0 million in the comparative period ended September 30, 2023. The significant decrease is primarily due to the events in the comparative period: the Company failed to repay the initial principal amount of $1.0 million under the Walleye Promissory Note by its maturity date of May 7, 2023, leading to a default under the Convertible Notes on the same date. This default resulted in a default amount of approximately $6.8 million being accreted to the principal of the Convertible Notes.

In the nine months ended September 30, 2024, pursuant to the agreement with Qualigen, the Company recognized the Exclusivity Fee of $0.2 million under other income. No such income was recognized in the comparative period ended September 30, 2023. Additionally, in accordance with the agreement with Qualigen, the Company also recognized $0.5 million in borrowing costs incurred to secure the funding from Qualigen.

Additionally, the Company recognized a $0.06 million fair value loss from mark-to-market adjustments on the contingent liabilities assumed from the acquisition of the Somahlution assets, due to changes in the fair value of the contingent consideration. This represents a decrease of $0.4 million compared to the $0.3 million fair value gain recognized in the nine months ended September 30, 2023.

In the nine months ended September 30, 2024, the Company recorded a $3.9 million loss on the extinguishment of Convertible Notes - Units Private Placement and Convertible Notes - OID due to the amendment of the maturity dates for certain Notes and warrants attached to those Notes. This represents a $18.0 million increase, or 82.2% compared to $21.9 million loss in the comparative period ended September 30, 2023.

Lastly, in the comparative period ended September 30, 2023, the Company also recorded a loss of $6.4 million on issuance of OID Convertible Notes due to the fair value of Class E and Class F warrants exceeding the value of the debt principal. No such loss was recorded in the nine months ended September 30, 2024.

In the comparative period ended September 30, 2023, the Company recognized a $14.5 million increase in the fair value of detachable warrants issued as part of the OID Convertible Notes transactions. These warrants were subsequently reclassified to equity, and as a result, no revaluation was performed during the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2024, we had available cash of approximately $0.06 million and accumulated deficit of approximately $170.3 million. We have funded our operations primarily from capital raises.

Debt

As of September 30, 2024, the Company had outstanding convertible notes with varying maturities for an aggregate principal amount of $24.1 million, all payable within approximately 12 months. Future interest payments associated with the convertible notes total $1.0 million.

The Company also issues unsecured short-term promissory notes for operational purposes. As of September 30, 2024, the Company had $2.7 million of promissory notes outstanding, all of which were payable within 12 months or on demand.

Additionally, as part of the Agreement with Qualigen to support the commercialization of DuraGraft™, the Company recorded a long-term Agreement Obligation of $1.0 million.

Leases

The Company has lease arrangements for office and laboratories facilities. As of September 30, 2024, the Company had fixed lease payment obligations of $0.8 million, with $0.4 million payable within 12 months.

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

Cash Flows

	Nine months ended September 30,
	2024	2023	Change
Net Cash provided by/(used in):
Operating activities	$(2,524,984)	$(3,470,887)	$945,903
Financing activities	2,440,251	3,434,966	(994,715)
Net change in cash	$(84,733)	$(35,921)	$(48,812)

Operating Activities

Net cash used in operating activities was approximately $2.5 million and approximately $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash flows spent on operating activities is primarily attributable to differences in the timing of payments to our vendors.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was approximately $2.4 million. This amount includes $2.4 million raised from the issuance of promissory notes, with approximately $0.4 million repaid during the period. Additionally, $0.5 million was raised from the agreement with Qualigen. In comparison, for the nine months ended September 30, 2023, net cash provided by financing activities was $3.4 million. This included $2.3 million from the issuance of an OID Convertible Note, $1.0 million from the issuance of the Walleye Promissory Note, and approximately $0.3 million from the exercise of Somahlution Warrants.

Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $170.3 million at September 30, 2024 (December 31, 2023 - $155.5 million). Additionally, the Company has negative working capital of approximately $29.1 million (December 31, 2023 - $21.7 million) and $0.06 million (December 31, 2023 - $0.1 million) of cash on hand, which is not sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At the end of the period covered by this Quarterly Report on Form 10-Q an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023 and has remained unchanged for the nine months ended September 30, 2024:

●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting.

This material weakness resulted in the restatements of the Company’s financial statements as of and for the quarterly period ended March 31, 2024 and June 30, 2024. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

See Note 11, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” for additional information.

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

Changes in Internal Control Over Financial Reporting

As discussed above, the management is working on remediating the material weakness in internal control over financial reporting identified above. In the nine months ended September 30, 2024, the Company took the following steps in order to improve its internal controls over financial reporting:

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

As of September 30, 2024, we have an accumulated deficit of $170.3 million and incurred a net loss of $14.8 million for the nine months ended September 30, 2024. As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of approximately $155.5 million and $86.0 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our acquisition efforts, continue clinical trials, acquire, or license technologies, advance other medical devices into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily because of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

Our management determined that our disclosure controls and procedures and internal control over financial reporting, or ICFR, were not effective at September 30, 2024 due to a material weakness in ICFR as of December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the three-month period ended September 30, 2024, we did not conduct any unregistered sales of our equity securities that were not previously disclosed in a current report on Form 8-K and we did not repurchase any of our common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the third quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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

Date: March 5, 2025	MARIZYME, INC.

/s/ David Barthel
	Name:	David Barthel
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ George Kovalyov
	Name:	George Kovalyov
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

